Form 10QSB
period 1996-03-31
KNICKERBOCKER L L CO INC
filed 1996-05-15
CIK 932136

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 (FEE REQUIRED)

                FOR THE QUARTERLY PERIOD ENDED  MARCH 31,  1996
                                               ----------------
                                       OR
[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                           OF 1934 (NO FEE REQUIRED)

                         COMMISSION FILE NUMBER 0-25488

                        THE L.L. KNICKERBOCKER CO., INC.
                 (Name of Small Business Issuer in its Charter)

                 CALIFORNIA                              33-0230641
         (State or Other Jurisdiction of               (I.R.S. Employer
         Incorporation or Organization)              Identification No.)

              30055 COMERCIO                                 92688
         Rancho Santa Margarita, CA                       (Zip Code)
         (Address of Principal Executive Offices)

       ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714)  858 - 3661

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:
                             NAME OF EACH EXCHANGE ON

       TITLE OF EACH CLASS                      WHICH REGISTERED
    --------------------------              ----------------------
    Common Stock, No Par Value                       NASDAQ
                                            National Market System

    Common Stock Purchase Warrants                   NASDAQ
                                            National Market System

        SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                                     NONE

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---
    The number of shares outstanding of the registrant's Common Stock, as of May 6, 1996 was 14,493,757.

     Transitional Small Business Disclosure Format    Yes    No  X
                                                          ---   ---



                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                               TABLE OF CONTENTS
                               -----------------

ITEM                                                                                  PAGE
- - ----
                                    PART 1
                                    ------
1.      FINANCIAL INFORMATION......................................................... 1

        A.  Condensed Income Statements (unaudited) for the three month periods ended March 31, 1996 and March 31, 1995................................... 1
        B.  Condensed Balance Sheets at March 31, 1996 (unaudited) and
            December 31, 1995......................................................... 2
        C.  Condensed Statements of Cash Flows (unaudited) for the three month periods ended March 31, 1996 and March 31, 1995........................... 4
        D.  Notes to Condensed Financial Statements................................... 5

2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS..................................................... 8

        A.  General Business Description.............................................. 8
        B.  Results of Operations..................................................... 9
        C.  Liquidity and Capital Resources........................................... 10

                                    PART II
                                    -------

1.      LEGAL PROCEEDINGS............................................................. 11

6.      EXHIBITS AND REPORTS ON FORM 8-K.............................................. 11
        SIGNATURES.................................................................... 11


                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.    FINANCIAL STATEMENTS
- - -------------------------------

                        THE L.L. KNICKERBOCKER CO., INC.
                          CONDENSED INCOME STATEMENTS
                                  (unaudited)


                                         Three months ended March 31,
                                             1996            1995
                                         -------------   -------------
Sales, net of returns                      $ 3,158,828     $ 1,948,340

Cost of sales                                1,403,519         913,611
                                         -------------   -------------

Gross profit                                 1,755,309       1,034,729

Selling, general and administrative
   expenses                                  1,264,380         691,280
                                         -------------   -------------
Income from operations                         490,929         343,449

Interest and other income, net                  44,425          20,865
                                         -------------   -------------

Income before provision for income
   taxes                                       535,354         364,314

Provision for income taxes                     212,648         149,369
                                         -------------   -------------

Net income                                 $   322,706     $   214,945
                                         =============   =============

Net income per share (See
   footnote 6)                             $       .02     $       .02
                                         =============   =============
Weighted average common
   shares outstanding                       16,057,063      10,856,620
                                         =============   =============

                        THE L.L. KNICKERBOCKER CO., INC.
                            CONDENSED BALANCE SHEETS



                                    March 31,      December 31,
                                      1996             1995
                                  -------------   --------------
                                   (unaudited)     (unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents          $ 2,794,166      $ 2,469,750
Accounts receivable                  4,167,978        5,456,701
Receivable from shareholder            179,731          260,561
Inventories                            627,394          413,576
Note receivable                        218,060          150,000
Prepaid expenses                     1,529,690        1,244,885
Deferred income taxes                  394,900          394,900
                                   -----------      -----------
Total current assets                 9,911,919       10,390,373

MACHINERY AND EQUIPMENT, net           227,068          226,574

INVESTMENTS                            785,505          590,000

OTHER ASSETS                             5,833            6,667
                                   -----------      -----------
                                   $10,930,325      $11,213,614
                                   ===========      ===========


                        THE L.L. KNICKERBOCKER CO., INC.
                            CONDENSED BALANCE SHEETS

                                         March 31,     December 31,
                                           1996            1995
                                        -----------     -----------
                                        (unaudited)     (unaudited)
LIABILITIES AND
STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued
   expenses                             $   398,268     $   984,805
Commissions and royalties payable           279,163         407,503
Deferred income                              93,333          43,590
Royalty committment                          15,327          40,327
Income taxes payable                        579,589       1,066,941
                                        -----------     -----------

   Total current liabilities              1,365,680       2,543,166

DEFERRED INCOME                              57,778          50,854

DEFERRED INCOME TAXES                        19,450          19,450

STOCKHOLDERS' EQUITY:
Common Stock                              7,139,244       6,574,677
Additional paid in capital                  250,000         250,000
Retained earnings                         2,098,173       1,775,467
                                        -----------     -----------

   Total stockholders' equity             9,487,417       8,600,144
                                        -----------     -----------
                                        $10,930,325     $11,213,614
                                        ===========     ===========


                        THE L.L. KNICKERBOCKER CO., INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                           Three months ended March 31,
                                                                          ------------------------------
                                                                              1996             1995
                                                                          -------------   --------------
Cash flows from operating activities:
            Net income                                                      $  322,706      $   214,945
            Adjustments to reconcile net income
              to net cash provided by (used in) operations:
                 Depreciation                                                   12,000            6,234
                 Amortization                                                   27,873              833
                 Amortization of deferred revenue                              (23,333)         (22,222)

            (Increase) decrease in:
                 Accounts receivable, net                                    1,294,129         (332,707)
                 Receivable from stockholder, net                               84,475
                 Inventories                                                  (213,818)        (105,866)
                 Prepaid expenses and other current assets                    (388,954)        (330,556)
            Increase (decrease) in:
                 Accounts payable and accrued expenses                        (586,538)        (608,487)
                 Commissions payable                                          (128,340)         (68,873)
                 Income taxes payable                                         (487,352)        (310,925)
                 Reserve for legal settlements                                 (10,000)               0
                                                                          -------------   --------------
 Net cash  used in operating activities                                        (87,152)      (1,557,624)
                                                                          -------------   --------------

Cash flows from investing activities:
            Investments                                                       (115,505)               0
            Purchases of machinery and equipment                               (12,494)          (9,894)
            Other assets                                                             0          (42,163)
                                                                          -------------   --------------
    Net cash used in investing activities                                     (127,999)         (52,057)

Cash flows from financing activities:
            Proceeds from initial public offering of stock                           0        4,332,152
            Proceeds from exercise of common stock purchase warrants           564,567                0
            Deferred offering costs                                                  0         (109,630)
            Repayments of principal on note payable to
                    stockholder                                                      0          (94,132)
            Payment of royalty committment                                     (25,000)         (15,000)
                                                                          -------------   --------------
Net cash used in financing  activities                                         539,567        4,113,391
                                                                          -------------   --------------

Net increase in cash                                                           324,416        2,503,710

Cash, beginning of period                                                    2,469,750          106,553
                                                                          -------------   --------------

Cash, end of period                                                         $2,794,166      $ 2,610,263
                                                                          -------------   --------------
Supplemental Disclosure of Cash Flow Information:
- - -------------------------------------------------
Cash Paid for Income Taxes                                                  $  700,000      $   491,000
                                                                          -------------   --------------

Noncash investing and financing activity - The Company received 400,000 shares
- - ----------------------------------------
of common stock in a company in exchange for performing marketing services in each of the quarters ended March 31, 1996 and 1995. The Company has recorded an asset for the discounted value of the stock received and a deferred revenue liability which is amortized to income over the term of the marketing agreement.

                        THE L.L. KNICKERBOCKER CO., INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1:  As contemplated by the Securities and Exchange Commission under Item
- - ------
310(b) of Regulation S-B, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles.

NOTE 2:  In the opinion of The L.L. Knickerbocker Co., Inc. (the "Company"), the
- - ------
accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly its financial position as of March 31, 1996 and results of operations and cash flows for the three month period ended March 31, 1996. All adjustments were of a normal recurring nature. Results for interim periods are not necessarily indicative of those to be expected for the full year. Certain prior period balances have been reclassified to conform with current presentation.

NOTE 3:  The organization and business of the Company, accounting policies
- - ------
followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's December 31, 1995 Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE 4:  During the first quarter of 1996, the Company received an additional
- - ------
400,000 shares of common stock of Tracker Corporation in exchange for marketing services. The Company previously owned 400,000 shares which was reflected on the balance sheet of the Company as an investment after applying a 60% discount on the value of the stock due to certain restrictions and the "start-up" nature of the entity. The additional 400,000 shares received in 1996 are valued in the same manner.

NOTE 5:  The Company capitalizes certain direct-response advertising costs and
- - ------
amortizes such costs over a four month period beginning on the date the advertisment airs. The four month period approximates the period during which future period revenues are expected to be received from each direct-response advertising campaign. The nature of the direct-response advertising costs are primarily advertising and design costs associated with print advertisements.

                        THE L.L. KNICKERBOCKER CO., INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (continued)


NOTE 6:  The Company completed a five-for-one split of common stock on August
- - ------
31, 1995.   Earnings per share for the quarters ended March 31, 1996 and March
31, 1995 are presented on a post split basis. Earnings per share was computed based on the weighted average number of common shares and equivalents outstanding during the quarters ended March 31, 1996 and March 31, 1995.
Primary and fully diluted earnings per share are approximately the same. The calculation of primary weighted average common shares outstanding is as follows:


                                              Three Months Ended
                                                   March 31,
                                            -----------------------
                                               1996         1995
                                            ----------   ----------
Weighted average common shares
  outstanding during the period             13,957,846   10,856,620

Incremental shares assumed to be
  outstanding related to stock options
  and warrants granted                       2,099,217            0
                                            ----------   ----------

Weighted average common shares
  and equivalents outstanding               16,057,063   10,856,620
                                            ==========   ==========

The Company had outstanding on a post-split basis 4,767,500 stock warrants and options which were not included in quarterly earnings per share calculations prior to June 30, 1995 because they were considered antidilutive based upon the market price of the stock on that date. Subsequent to June 30, 1995, as a result of an increase in the market price for the Company's stock, the warrants and options were no longer antidilutive. Therefore, the earnings per share calculation at March 31, 1996 includes the warrants and options because at the time of the calculation the warrants and options were not antidilutive based upon the market price of the Company's stock on such date.

NOTE 7:  On March 13, 1996, the Company entered into an agreement to acquire 40%
- - ------
of the outstanding common stock of Pure Energy Corporation, a privately held corporation. Under the terms of the agreement, the Company's Chief Executive Officer will assume the post of Chairman and Chief Executive Officer of Pure Energy Corporation. The Company will receive the 40% interest in exchange for its committment to fund up to $1,000,000 of further development and marketing costs associated with Pure Energy Corporation's product and by issuing in April 1996 400,000 stock options exercisable in the following manner, 200,000 exercisable at $8.50 per share and 200,000 at $12.00 per share . The Company shall account for the performance of the investment on the funding committment on the equity method of accounting.

                        THE L.L. KNICKERBOCKER CO., INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONTINUED)


NOTE 8:  On February 7, 1996, the Company acquired 49% of Grant King
- - ------
International, Co. Ltd. located in Bangkok, Thailand. The Company acquired the interest in Grant King International, Co. Ltd. by issuing 300,000 warrants exercisable at $5.50 per share. The Company has recorded an asset in the amount of $250,000 representing the ascribed value of the Company's investment in Grant King International, Co. Ltd.

NOTE 9:  In October 1995, the Financial Accounting Standards Board issued
- - -------
Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which will be effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          --------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Form 10-QSB.

GENERAL

The Company develops a diverse line of consumer products, contracts for the manufacture of those products to the Company's specifications, and markets those products to customers. The Company's strength and history has been its strategy in marketing to the Home Shopping Industry by identifying the industry's key product segments (i.e. collectibles, environmental systems, jewelry, health and
beauty) and building Brand recognition within those product segments.   The
Company brings a celebrity or spokesperson to enhance the appeal of the product. Using this strategy, the Company was the first to bring celebrities to the home shopping industry. The Company's celebrity programs have included products endorsed by Marie Osmond, Annette Funicello, Bob Mackie, Farrah Fawcett, Angie Dickinson, Richard Simmons, Phyllis Diller, Joan Collins, and Rue McClanahan. The Company plans to expand celebrity programs introducing new key product segments.

The Company also sells consumer products beyond the Home Shopping Industry through other direct response marketing channels such as print media advertising, infomercials, and direct mail campaigns. The Company has also developed product distribution through retail stores and retail catalog accounts.

As a result of the Company's experience and knowledge in the area of electronic retailing, the Company provides consulting services to outside companies in all facets of direct response marketing; such as designing packaging, identifying and negotiating celebrity endorsement, producing infomercials and advertising spots, and overseeing entire marketing campaigns.

The Company is actively involved in the development of an alternative fuel through its 40% ownership of the Pure Energy Corporation. Pure Energy Corporation is in the process of developing a proprietary alternative fuel that would produce the lowest possible emissions at the lowest cost to the public.

The Company, through its joint venture with Paxson Communications Corporation, is currently developing infomercials for several new products and services. The Company believes that the joint venture will provide synergistic opportunites for strategic growth.

The Company is in the process of developing with Richard Simmons a collectible line of angels called "Such an Angel". The Company anticipates revenue from this source to be in the third quarter of 1996, although no assurance can be given in this regard.

The Company is currently waiting final FDA approval on a patented, painless hair removal system, called "Classy Lady". The inventor, Tom Mehl, and the Company, through market research and previous experience in marketing a similar product, believe there is a lucrative market for the product, although no assurance can be given in this regard.

The intent of the Company in signing the above agreements is to identify and introduce new, marketable products while expanding the Company's distribution network.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenues represented by items included in the Company's Statements of Operations.

                            Three Months Ended March 31,
                           ------------------------------
                                1996            1995
                           --------------   -------------
Revenue                        100.0%          100.0%
Cost of revenue                 44.4            46.9
Gross profit                    55.6            53.1
Operating expenses              40.0            35.5
Operating income                15.6            17.6
Interest/other income            1.4             1.1
Net Income                      10.2            11.0


THE FOLLOWING COMPARISONS ARE FOR THE QUARTERS ENDED MARCH 31, 1996 AND MARCH 31, 1995.

Revenues

First quarter revenues increased 62.1% from $1,948,340 in 1995 to $3,158,828 in 1996. The increase in revenues was due primarily to an increase in sales from both the Marie Osmond collectible doll line and Annette Funicello collectible bear line . Revenues from the Marie Osmond collectible doll line increased from $541,718 in 1995 to $1,598,652 in 1996, or 195%. The increase in Marie Osmond doll sales is primarily due to continued brand recognition of the Marie Osmond name and the Company's strategy of marketing dolls personally sculpted by Marie Osmond and dolls with other personal connections with the celebrity. Revenues from the Annette Funicello bear line increased from $67,593 in 1995 to $530,626 in 1996, or 685%. The "Guardian Angel" line of Annette Funcello bears continues to grow with the majority of first quarter 1996 Annette Funicello bear sales coming from the "Angel Heart" bear. The Company's direct response marketing campaigns contributed $348,733 in revenues in the first quarter of 1996. The Company recognized $385,460 in revenues from the sale of costume jewelry. The Company is re-entering the jewelry business through its distribution agreement and acquisition of 49% of Grant King International. Revenues from marketing and consulting income decreased from $491,625 in 1995 to $412,833 in 1996 primarily due to the time and focus placed on marketing the Pure Energy alternative fuel, of which the Company owns 40%. Revenues from the Ionizer decreased from $906,564 in 1995 to $123,100 in 1996.

Gross profit

Gross profit increased 69.6% from $1,034,729 in 1995 to $1,755,309 in 1996 due primarily to the growth in revenues from the Marie Osmond collectible doll program, Annette Funcello collectible bear program, and direct response
marketing campaigns.   The Company has successfully attained improved pricing on
porcelain dolls to the point where gross profit margins can exceed 60% on certain dolls. Gross profit also increased from direct response revenues where products are sold at retail prices, as opposed to wholesale prices to the home shopping industry. As a result of the foregoing, the overall gross profit percentage of the Company increased from 53.1% in 1995 to 55.6% in 1996.

Selling, general and administrative expenses

Total selling, general and administrative expenses increased from $691,280 in 1995 to $1,264,380 in 1996. The percentage of sales represented by these expenses increased from 35.5% to 40.0%. The primary reason for the increase as a percentage of sales relates to the volume of new products under development, a reserve for uncollectible accounts receivable and the greater volume of travel expenses associated with the development of new products and quantity of shows on QVC. The overall amount of expenses increased due to the following factors:
Commissions increased due to the corresponding growth in sales; reserve for doubtful accounts receivable increased $242,931; advertising and promotion increased $89,142 from $19,305 in 1995 to $108,448 in 1996 due to the release of new products; and travel and trade show expense increased $30,228 from $51,432 in 1995 to $81,660 in 1996 due to the increase in Marie Osmond and Annette Funicello shows on QVC which require the Company to transport employees of the Company and celebrities to and from studios and provide lodging and incidentals. Remaining expenses in this category were in proportion to the corresponding revenues between 1995 and 1996.

Other income (expense)

Other income (expense) increased from $20,865 in 1995 to $44,425 in 1996 as a result of an increase in interest income from the Company's cash and short-term investment balances.

Net Income

As a result of the foregoing factors, net income increased 50.1% to $322,706 for the three month period ended March 31, 1996 from net income of $214,945 for the three month period ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow used in operations was $87,152 due to the increase in inventory and prepaid advertising costs associated with increased growth in sales volume in both the Marie Osmond doll program and the Annette Funicello teddy bear line. Cash used in operations was also impacted by decreases in accounts payable and
income tax payable, offset by a decrease in accounts receivable.   The Company's
liquidity increased due to the influx of capital from the exercise of stock options and warrants and due to the increase in profits experienced during the first three months of 1996. The combination of the above factors resulted in an overall increase in working capital from $7,847,207 at December 31, 1995 to $8,546,239 at March 31, 1996. The current ratio for the Company increased from
4.09 at December 31, 1995 to 7.25 at March 31, 1996.

The Company had 2,050,000 warrants outstanding which were issued as part of the unit offered in the initial public offering that were exercisable at the warrantholders option at $1.30 per share. The Company had the right to redeem the warrants at $.01 per warrant if the closing bid price on the common stock averages in excess of 110% of $1.30 per share for over 20 consecutive days. Upon the complete exercise of these warrants, the Company had the ability to receive approximately $3,000,000 in cash. The Company has not exercised its right to redeem the warrants, however the warrants were exercised voluntarily by the warrantholders.

The Company currently has approximately 81,900 warrants remaining to be exercised of the 2,050,000 originally issued. Additionally, the Company currently has 307,500 warrants remaining to be exercised associated with the overallotment of shares in connection with the intial public offering. The infusion of cash from the initial public offering and the subsequent exercise of the common stock warrants has improved the liquidity of the Company considerably. The Company also expects 410,000 of underwriters warrants issued as compensation to the firm that took the Company public to be exercised in the near future. Additionally, the Company has outstanding 1,368, 750 options to acquire common stock held by various celebrities, spokespersons, consultants, and officers and directors of the Company exercisable at $.75 per share. The Company expects to receive additional funds from the exercise of these shares. The above exercise of warrants and options should contribute to the liquidity and working capital of the Company.



                          PART II.  OTHER INFORMATION
                          ---------------------------


Item 1 - Legal Proceedings.
- - ------

On February 27, 1996 a lawsuit was filed in Orange County Superior Court, Case No. 759883, naming Louis L. Knickerbocker, Tamara Knickerbocker and the Company as defendants. The plaintiff, Michael Elam, is a minority stockholder in MLF, a company in which Mr. Louis Knickerbocker and Ms. Farrah Fawcett owned an interest. Mr. Elam's lawsuit seeks damages for sums allegedly owed to him by Mr. Knickerbocker from the operations of that company. Counsel for the Company believes that the demand is unfounded and that the lawsuit is without merit.

Item 6 - Exhibits and Reports of Form 8-K.
- - ------

(b)  Reports of Form 8-K
     -------------------
     A Form 8-K was filed during the quarter ended March 31, 1996 in connection with a change in independent certified public accountants.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE L.L. KNICKERBOCKER CO., INC.


Date:   May 10, 1996                     By:
                                         --------------------------------------
                                         Anthony P. Shutts
                                         Chief Financial Officer

                                         Signing on behalf of the registrant and
                                         as principal financial and accounting
                                         officer.