Form 10QSB
period 1996-06-30
KNICKERBOCKER L L CO INC
filed 1996-08-14
CIK 932136

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                          ACT OF 1934 (FEE REQUIRED)

                FOR THE QUARTERLY PERIOD ENDED  JUNE 30,  1996
                                                --------------
                                      OR
[-]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                        COMMISSION FILE NUMBER 0-25488

                       THE L.L. KNICKERBOCKER CO., INC.
                (Name of Small Business Issuer in its Charter)

         CALIFORNIA                                       33-0230641
     (State or Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                    Identification No.)
         30055 COMERCIO                                       92688
     Rancho Santa Margarita, CA                            (Zip Code)
     (Address of Principal Executive Offices)

       ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714)  858 - 3661

        SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                                                     NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                     WHICH REGISTERED
             -------------------                     ----------------
         Common Stock, No Par Value                  NASDAQ
                                                   National Market System
         Common Stock Purchase Warrants
                                                     NASDAQ
                                                   National Market System

        SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                                     NONE

     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___
   -----

     The number of shares outstanding of the registrant's Common Stock, as of August 12, 1996 was 15,153,204.

     Transitional Small Business Disclosure Format    Yes ____  No  X
                                                                  -----



                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE

                               TABLE OF CONTENTS
                               -----------------


ITEM                                                                       PAGE
- - - ----


                                    PART I
                                    ------



 1.  FINANCIAL INFORMATION..............................................   1

     A.   Condensed Income Statements (unaudited) for the three and six
          month periods ended June 30, 1996 and June 30,1995...........    1
     B.   Condensed Balance Sheets at June 30, 1996 (unaudited) and
          December 31, 1995............................................    2
     C.   Condensed Statements of Cash Flows (unaudited) for the six
          month periods ended June 30, 1996 and June 30, 1995..........    4
     D.   Notes to Condensed Financial Statements......................    5

 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS..............................    8

     A.   General Business Description.................................    8
     B.   Results of Operations........................................    9
     C.   Liquidity and Capital Resources..............................   11


                                    PART II
                                    -------


 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.................   11
 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................   11
     SIGNATURES........................................................   11

                         PART 1. FINANCIAL INFORMATION
                         ----------------------------

ITEM 1.  FINANCIAL STATEMENTS
- - - -------  --------------------

                       THE L.L. KNICKERBOCKER CO., INC.
                   CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (unaudited)


                                                 Three months ended June 30,                      Six months ended June 30,
                                                 ---------------------------                      -------------------------
                                                 1996                  1995                        1996                1995
                                             -------------         ------------                -------------       ------------
Sales, net of returns                        $   7,422,060         $  2,405,463                $  10,580,888       $  4,350,905

Cost of sales                                    3,886,905            1,216,029                    5,292,050          2,127,481
                                             -------------         ------------                -------------       ------------

Gross profit                                     3,535,155            1,189,434                    5,288,838          2,223,424

Selling, general and administrative
expenses                                         2,263,274            1,125,895                    3,527,733          1,817,173
                                             -------------         ------------                -------------       ------------
Income from operations                           1,271,881               63,539                    1,761,105            406,251

Interest and other income (expense),
net                                                 (7,978)              48,257                       36,487             69,861
                                             -------------         ------------                -------------       ------------

Income before provision for income
taxes                                            1,263,903              111,796                    1,797,592            476,112

Provision for income taxes                         505,561               44,718                      719,037            194,087
                                             -------------         ------------                -------------       ------------

Net income                                         758,342               67,078                    1,078,555            282,025
                                             =============         ============                =============       ============

Net income per share (See
footnotes 7 and 8)                           $        0.05         $       0.01                $        0.07       $       0.03
                                             =============         ============                =============       ============

Weighted average common
shares outstanding                              16,859,566           11,854,285                   16,514,166         11,097,710
                                             =============         ============                =============       ============

                       THE L.L. KNICKERBOCKER CO., INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       December 31,
                                   June 30, 1996          1995
                                  --------------      -------------
                                    (unaudited)        (unaudited)
ASSETS

Cash and cash equivalents         $   3,807,348       $   2,469,750
Accounts receivable                   7,290,632           5,456,701
Inventories                           2,438,351             413,576
Prepaid expenses                      1,375,339           1,244,885
Other current assets                    433,953             805,461
                                    ------------        -----------

   Total current assets           $  15,345,623       $  10,390,373


Property and equipment, net             957,564             226,574
Investments                           6,219,052             590,000
Other assets                          4,808,109               6,667
                                    ------------        -----------

                                  $  27,330,348       $  11,213,614
                                    ============        ===========

                        THE L.L KNICKERBOCKER CO., INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       December 31,
                                               June 30, 1996              1995
                                              ---------------         -------------
                                                 (unaudited)           (unaudited)
LIABILITIES AND
STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued
expenses                                     $     3,765,241       $      984,805
Commissions and royalties payable                  1,111,685              407,503
Notes payable                                      1,645,205
Income taxes payable                               1,083,484            1,066,941
Other current liabilities                            273,729               83,917
                                               --------------        -------------

 Total current liabilities                   $     7,879,344       $

Deferred income                                      127,777               50,854
Deferred income taxes                                 19,450               19,450
                                               --------------        -------------

 Total long-term liabilities:                $       147,227       $       70,304

Stockholders' equity:
Common Stock                                      11,274,055            6,574,677
Additional paid-in capital                         5,175,700              250,000
Retained earnings                                  2,854,022            1,775,467
                                               --------------        -------------

 Total stockholders' equity                  $    19,303,777       $    8,600,144
                                               --------------        -------------

                                             $    27,330,348       $   11,213,614
                                               ==============        =============

                        THE L.L. KNICKERBOCKER CO., INC
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                      Six months ended June 30,
                                                                      -------------------------
                                                                   1996                 1995
                                                             ----------------     ---------------
Cash flows provided by (used in) operating activities:
          Net income                                         $    1,078,555       $      282,025
          Adjustments to reconcile net income
           to net cash provided by (used in) operations,
           net of effect of acquisition:
              Depreciation                                            27,000              13,635
              Amortization                                            55,747               1,667
              Amortization of deferred revenue                        33,333             (38,889)
              Reserve for discontinuance of operations               (60,762)
          (Increase) decrease in:
              Accounts receivable                                 (1,564,320)         (1,810,584)
              Inventories                                           (206,028)             73,573
              Advances to affiliates                                 218,689                 -
              Other current assets                                  (220,160)           (489,919)
              Other assets                                          (724,436)
          Increase (decrease) in:
              Accounts payable and accrued expenses                  731,924             (13,242)
              Commissions payable                                    405,434              86,923
              Income taxes payable                                    16,543            (271,742)
              Reserve for legal settlement                                               (12,500)
                                                             ----------------     ---------------
Net cash provided by (used in) operating
          activities                                         $      (208,482)     $   (2,179,053)

Cash flow used for investing activities:
          Purchases of machinery and equipment                       (57,857)            (81,170)
          Other assets                                                                   (10,000)
                                                             ----------------     ---------------
Net cash provided by (used in) investing activities          $       (57,857)     $      (91,170)

Cash flow provided by (used in) financing activities:
          Proceeds from note payable                         $        32,981      $
          Proceeds from exercise of common stock purchase
           warrants                                                1,598,678           4,332,152
          Repayments on note payable to stockholder                                      (94,132)
          Payment of royalty commitment                              (27,723)            (15,000)
          Deferred offering costs                                                       (116,525)
                                                             ----------------     ---------------

Net cash provided by (used in) financing activities          $     1,603,936      $    4,106,495
                                                             ----------------     ---------------

Net increase in cash                                               1,337,598          1,836,272
Cash, beginning of period                                          2,469,750             106,553
                                                             ----------------     ---------------
Cash, end of period                                          $     3,807,348      $    1,942,825
                                                             ================     ===============

- - - --------------------------------------------------------------------------------
Noncash investing and financing activity - The Company received 800,000 shares of common stock in exchange for performing marketing services. The Company has recorded an assets for the discounted value of the stock received and a deferred revenue liability which is amortized to income over the term of the marketing agreement.

- - - --------------------------------------------------------------------------------

                       THE L.L. KNICKERBOCKER CO., INC.
                        NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS


NOTE 1:  As contemplated by the Securities and Exchange Commission under Item
- - - -------
310(b) of Regulation S-B, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles.

NOTE 2:  Basis of Presentation:
- - - -------

The information set forth in these consolidated financial statements is unaudited except for the December 31, 1995 balance sheet. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying consolidated financial statements consolidate the accounts of Krasner Group, Inc. ("Krasner") which was acquired on June 18, 1996. There were no intercompany transactions.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1995.

NOTE 3:  Acquisition:
- - - ------

On June 18, 1996, the Company acquired the business, assets and properties of the Krasner Group, Inc., a Delaware corporation ("TKG"), a manufacturer and wholesaler of costume jewelry and women's fashion accessories. TKG was acquired pursuant to an Agreement of Purchase and Sale dated June 18, 1996 (the "Agreement") by and among TKG, TKG's stockholders: Martin P. Krasner and Ina Ostrow, as Trustees U/I DTD 2/5/85 FBO Martin P. Krasner, Martin and Stephanie Krasner, as Trustees U/I DTD June 15, 1970, Joan Glaser, as Executor of the Estate of Murray Glaser, F. William Graham, Consumer Venture Partners I, L.P., Donald F. Swanson, as Trustee, Donald F. Swanson Revocable Trust U/A Dated December 22, 1988, and the Company. Pursuant to the Agreement, the Company acquired from the above named stockholders all of the capital stock of TKG. Following the acquisition, the Company intends to operate TKG as a subsidiary of the Company, and TKG shall continue to operate under its current name in its current line of business.

The consideration for the acquisition consisted of (a) $1,375,000 payable in value of common stock purchase warrants of the Company's Common Stock to the holders of preferred stock of TKG in equal installments of $275,000 payable on June 18, 1996, September 30, 1996, December 31, 1996, March 31, 1997, and June 30, 1997, (b) $358,489 payable on June 18, 1996 in value of common stock purchase warrants of the Company's Common Stock to the holders of common stock of TKG, (c) a contingent amount of $330,000 payable in value of common stock purchase warrants of the Company's Common Stock to the holders of the preferred stock of TKG upon the future liquidation of the first $300,000 of closing inventory of TKG, (d) a contingent amount equal to approximately $2,000,000 payable quarterly to Martin P. Krasner, as Trustee of the above referenced trusts, in value of common stock purchase warrants of the Company's Common Stock upon the future liquidation of the closing inventory of TKG, (e) the guarantee by the Company of the repayment of TKG's line of credit with its lending institution, IBJ Shroder Bank & Trust Company, which totaled approximately $1,800,000 on April 28, 1996; in connection with the guarantee, the Company will provide a $500,000 deposit to IBJ Schroder for the purpose of collateralizing the line of credit; such account shall bear interest at market rates and belong to the Company, (f) the Company will arrange substitute financing of the line of credit for TKG no later than September 30, 1996, (g) the Company will pay to an unrelated individual, Jason Workman, a finders fee in connection with the acquisition in the amount of $275,000 payable in value of common stock purchase warrants of the Company's Common Stock payable on June 18, 1996, (h) the Company will grant to Richard Ogust an aggregate of $308,000 payable in value of common stock purchase warrants of the registrant's Common Stock to be delivered in equal installments on June 18, 1996 and June 18, 1997 in connection with a liability owed to Richard Ogust by TKG, and (i) the registrant will grant to key employees of TKG at June 18, 1996 warrants to purchase 20,987 shares of the Common Stock of the Company at the exercise price of $7.75 per share. With respect to the contingent amounts above, warrants will be issued in the quarter following inventory liquidation on a basis of $1 in warrant value of the registrant's Common Stock per $1 in cash received by the registrant from the liquidation of the closing inventory of TKG. Value in connection with each share of common stock covered by a warrant means the difference between the average closing bid price of the Company's common shares for the five trading days immediately preceding the date of delivery of the warrant and the exercise price of the warrant.

Martin Krasner, as president of TKG, signed a 5 year employment contract with TKG with annual compensation of $225,000 and eligibility to participate in the stock plan of the registrant and a bonus program to be determined.

The assets acquired by the registrant include the operating lease for the TKG office in New York City, the operating lease for a manufacturing facility in Providence, Rhode Island, the fixtures, furnishings, equipment and leasehold improvements located in the office and manufacturing facilities, the various trademarks and contracts with celebrities for endorsement of products. All such assets were used by TKG in the operation of the costume jewelry and fashion accessory manufacturing and wholesaling business and registrant intends to continue the use of such assets in the operation of the costume jewelry and fashion accessory manufacturing and wholesaling business.

The transaction was accounted for under the purchase method. While management is not aware of any adjustments that would currently be required, the allocation of the purchase price will be adjusted to the extent that amounts differ from their estimates in accordance with Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". The results of operations for the 6 months ended June 30, 1996 include the Krasner Group, Inc. operations as of June 18, 1996.

- - - ------

On a proforma basis, if the Companies had been combined as of the beginning of the fiscal year, sales for the six month period ended June 30, 1996 were $13,921,715 and net loss after tax was $945,914 or $.06 share. On a pro forma basis, if the Companies had been combined as of the beginning of the fiscal year, sales for the six month period ended June 30, 1995 were $11,479,044 and net income after tax was $16,042 or $.002 share. The unaudited proforma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition been at the beginning of the periods presented or of future results of operations of the consolidated companies. The above 6 month periods ended June 30, 1996 and 1995 include Krasner Group, Inc.'s activity from January 29, to June 30, or 5 months of activity.

NOTE 4:  On March 13, 1996, the Company entered into an agreement to acquire 40%
- - - -------
of the outstanding common stock of Pure Energy Corporation, a privately held corporation. Under the terms of the agreement, the Company's Chief Executive Officer will assume the post of Chairman and Chief Executive Officer of Pure Energy Corporation. The Company will receive the 40% interest in exchange for its commitment to fund up to $1,000,000 of further development and marketing costs associated with Pure Energy Corporation's product and by issuing in April 1996 400,000 stock options exercisable in the following manner, 200,000 exercisable at $8.50 per share and 200,000 at $12.00 per share. The Company shall account for the performance of the investment on the funding commitment on the equity method of accounting.

NOTE 5:  The Company capitalizes certain direct-response advertising costs and
- - - -------
amortizes such costs over a four month period beginning on the date the advertisment airs. The four month period approximates the period during which future period revenues are expected to be received from each direct-response advertising campaign. The nature of the direct-response advertising costs are primarily advertising and design costs associated with print advertisements.

NOTE 6:  The Company completed a five-for-one split of common stock on August
- - - -------
31, 1995.   Earnings per share for the quarters ended June 30, 1996 and June 30,
1995 are presented on a post split basis. Earnings per share was computed based on the weighted average number of common shares and equivalents outstanding during the quarters ended June 30, 1996 and June 30, 1995. Primary and fully diluted earnings per share are approximately the same. The calculation of primary weighted average common shares outstanding is as follows:

                                          Three Months Ended
                                               June 30,
                                          1996          1995
                                         ----------------------
Weighted average common shares
 outstanding during the period           14,648,647  11,854,285

Incremental shares assumed to be
 outstanding related to stock options
 and warrants granted                     2,210,919           0
                                         ----------------------

Weighted average common shares
 and equivalents outstanding             16,859,566  11,854,285
                                         ======================

The Company had outstanding on a post-split basis 4,767,500 stock warrants and options which were not included in quarterly earnings per share calculations prior to June 30, 1995 because they were considered antidilutive based upon the market price of the stock on that date. Subsequent to June 30, 1995, as a result of an increase in the market price for the Company's stock, the warrants and options were no longer antidilutive. Therefore, the earnings per share calculation at June 30, 1996 includes the warrants and options because at the time of the calculation the warrants and options were not antidilutive based upon the market price of the Company's stock on such date.

                       THE L.L. KNICKERBOCKER CO., INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONTINUED)


NOTE 7:    On February 7, 1996, the Company acquired 49% of Grant King
- - - ------
International, Co. Ltd. located in Bangkok, Thailand. The Company acquired the interest in Grant King International, Co. Ltd. by issuing 300,000 warrants exercisable at $5.50 per share. The Company has recorded an asset in the amount of $250,000 representing the ascribed value of the Company's investment in Grant
King International, Co. Ltd.   Additionally, on June 21, 1996, the Company
acquired the remaining 51% interest in Grant King International, Ltd. for $414,000 in cash.

NOTE 8:  In October 1995, the Financial Accounting Standards Board issued
- - - -------
Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which will be effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

NOTE 9:  On  June 21, 1996, the Company entered into an agreement to acquire
- - - -------
certain assets of S.L.S Trading Co., Ltd for $650,000 paid with $150,000 in cash and $500,000 in stock warrants. The effective date of the transaction is July 1, 1996.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

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

The Company is in the process of developing with Richard Simmons a collectible line of angels called "Such an Angel". The Company anticipates revenue from this source to be in the first quarter of 1997, although no assurance can be given in this regard.

The Company cancelled plans to market a patented, painless hair removal system, called "Classy Lady". The Company cancelled marketing the painless hair removal system due to long delays in obtaining FDA approval.

The Company, on June 18, 1996, acquired 100% of the outstanding common stock of Krasner Group, Inc., a costume jewelry manufacturer and wholesaler. The acquisition of Krasner Group, Inc. will allow the Company to penetrate the large jewelry market in the home shopping industry. The Company also acquired the remaining interest in Grant King International, Ltd, a jewelry design and development company located in Bangkok, Thailand. The Company also acquired the operations of S.L.S. Trading Company, a stone cutting and wholesaling company, also located in Bangkok, Thailand. S.L.S. Trading Company is known for its famous "Blue Topaz" semi-precious stones. The integration of the U.S. and Thailand jewelry operations is expected to give the Company an advantage in the lucrative home shopping jewelry market, although no assurance can be given in this regard.

The Company, on July 15, 1996, signed a letter of intent to acquire equity interests in Self-Heating Container Corporation and Insta-Heat, Inc., a related corporation. The Company will receive distribution rights for a product that self-heats canned liquids and meals on demand by pressing a button.

The intent of the Company in signing the above agreements is to identify and introduce new, marketable products while expanding the Company's distribution network.



RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenues represented by items included in the Company's Statements of Operations.

                          Three Months Ended June 30,       Six Months Ended June 30
                         -----------------------------------------------------------
                         1996            1995                  1996          1995
                         --------------------------------------------------------
Revenue                  100.0%         100.0%                100.0%        100.0%
Cost of revenue           52.4           50.6                  50.0          48.9
Gross profit              47.6           49.4                  50.0          51.1
Operating expenses        30.5           46.8                  33.3          41.8
Operating income          17.1            2.6                  16.6           9.3
Interest/other income     (0.1)           2.0                   0.3           1.6
Net Income                10.2            2.8                  10.2           6.5

THE FOLLOWING COMPARISONS ARE FOR THE QUARTERS ENDED JUNE 30, 1996 AND JUNE 30, 1995.

Revenues

Second quarter revenues increased 209% from $2,405,463 in 1995 to $7,422,060 in 1996. The increase in revenues was due primarily to an increase in sales from both the Marie Osmond collectible doll line and the Annette Funicello collectible bear line. Revenues from the Marie Osmond collectible doll line increased from $1,806,582 in 1995 to $5,588,867 in 1996, or 209%. The increase in Marie Osmond doll sales is primarily due to continued brand recognition of the Marie Osmond name and the Company's strategy of marketing dolls personally sculpted by Marie Osmond and dolls with other personal connections with the celebrity. Revenues from the Annette Funicello bear line increased from $230,588 in 1995 to $601,159 in 1996, or 161%. The "Guardian Angel" line of
Annette Funcello bears continues to grow with the majority of second quarter 1996 Annette Funicello bear sales coming from this series of bears.
The Company also recognized $1,285,272 in revenue from the sale of jewelry through its acquisitions of Krasner Group, Inc. and Grant King International. Revenues from the Ionizer decreased from $324,885 in 1995 to $123,100 in 1996.

Gross profit

Gross profit increased 197% from $1,189,434 in 1995 to $3,535,155 in 1996 due primarily to the growth in revenues from the Marie Osmond collectible doll program, Annette Funcello collectible bear program, and the addition of jewelry programs. The Company has successfully attained improved pricing on porcelain dolls to the point where gross profit margins can exceed 60% on certain dolls. Gross profit also increased from direct response revenues where products are sold at retail prices, as opposed to wholesale prices to the home shopping industry. The overall gross profit percentage of the Company decreased from 49.4% in 1995 to 47.6% in 1996. The decrease in gross profit is primarily attributable to sales of costume jewelry, which have a lower gross profit percentage than the Company's collectible products.

Selling, general and administrative expenses

Total selling, general and administrative expenses increased from $1,125,895 in 1995 to $2,263,274 in 1996. The percentage of sales represented by these expenses decreased from 46.8% to 30.5%. The primary reason for the decrease as a percentage of sales is the Company's focus on maintaining overhead to manageable levels. The overall dollar amount of expenses increased primarily due to the increase in commissions which increase in amount corresponding to increases in revenues, and advertising and promotion increased due to extensive travel involved in developing new programs and concepts as well as attending
trade shows.   Remaining expenses in this category were in proportion to the corresponding revenues between 1995 and 1996.

Other income (expense)

Other income (expense) decreased from $48,257 in 1995 to $(7,978) in 1996 as a result of an increase in interest expense due to the line of credit outstanding of Krasner Group, Inc., a wholly-owned subsidiary of the Company.

Net Income

As a result of the foregoing factors, net income increased 1,031% to $758,342 for the three month period ended June 30, 1996 from net income of $67,078 for the three month period ended June 30, 1995.


THE FOLLOWING COMPARISONS ARE FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995.

Revenues

Revenues increased 143% from $4,350,905 in 1995 to $10,580,888 in 1996. The increase in revenues was due primarily to an increase in sales from both the Marie Osmond collectible doll line and the Annette Funicello collectible bear line. The increase in Marie Osmond doll sales is primarily due to continued brand recognition of the Marie Osmond name and the Company's strategy of marketing dolls personally sculpted by Marie Osmond and dolls with other personal connections with the celebrity. Revenues from the Annette Funicello bear line increased from due to the continued popularity of the "Guardian Angel" line. The Company also recognized $1,285,272 in revenue from the sale of jewelry through its acquisitions of Krasner Group, Inc. and Grant King International.

Gross profit

Gross profit increased 138% from $2,223,424 in 1995 to $5,288,838 in 1996 due primarily to the growth in revenues from the Marie Osmond collectible doll program, Annette Funcello collectible bear program, and the addition of jewelry programs. Gross profit also increased from direct response revenues where products are sold at retail prices, as opposed to wholesale prices to the home shopping industry. The overall gross profit percentage of the Company decreased slightly due to the lower gross profit associated with the costume jewelry line. As a result of the foregoing, the overall gross profit percentage of the Company decreased from 51.1% in 1995 to 50.0% in 1996.

Selling, general and administrative expenses

Total selling, general and administrative expenses increased from $1,817,173 in 1995 to $3,527,733 in 1996. The percentage of sales represented by these expenses decreased from 41.8% to 33.3%. The primary reason for the decrease as a percentage of sales is the Company's focus on managing its overhead. The overall dollar amount of expenses increased primarily due to the increase in commissions that increase in amount corresponding to increases in revenues and advertising and promotion increased due to extensive travel involved in developing new programs and concepts as well as attending trade shows. Remaining expenses in this category were in proportion to the corresponding revenues between 1995 and 1996.

Other income (expense)

Other income (expense) decreased from $69,861 in 1995 to $36,487 in 1996 as a result of an increase in interest expense due to a line of credit outstanding with Krasner Group, Inc., the Company's wholly-owned subsidiary.

Net Income

As a result of the foregoing factors, net income increased 282% to $1,078,555 for the six month period ended June 30, 1996 from net income of $282,025 for the six month period ended June 30, 1995.


LIQUIDITY AND CAPITAL RESOURCES

Cash flow used in operations was $208,481 due to the increase in inventory and other current assets associated with the acquisition of Krasner Group, Inc.
Cash used in operations also was impacted by the increased growth in sales volume in both the Marie Osmond doll program and the Annette Funicello teddy bear line, which caused accounts receivable to increase from December 31, 1995. The Company's liquidity increased due to the influx of capital from the exercise of stock options and warrants and due to the increase in profits experienced during the first six months of 1996. The combination of the above factors resulted in an overall decrease in working capital from $7,847,207 at December 31, 1995 to $7,466,279 at June 30, 1996. The current ratio for the Company decreased from 4.09 at December 31, 1995 to 1.95 at June 30, 1996. The decrease in the Company's current ratio is primarily attributed to the assumption of Krasner Group, Inc.'s line of credit of $1,645,205.

The Company currently has approximately 34,328 warrants remaining to be exercised of the 2,050,000 originally issued. Additionally, the Company currently has 307,500 warrants remaining to be exercised associated with the overallotment of shares in connection with the intial public offering. The infusion of cash from the initial public offering and the subsequent exercise of the common stock warrants has improved the liquidity of the Company considerably. Additionally, the Company has outstanding 1,321,250 options to acquire common stock held by various celebrities, spokespersons, consultants, and officers and directors of the Company exercisable at $.75 per share. The Company expects to receive additional funds from the exercise of these shares. The above exercise of warrants and options should contribute to the liquidity and working capital of the Company.

                          PART II.  OTHER INFORMATION
                          ---------------------------



Item 4 - Submission of Matters to a Vote of Security Holders.
- - - ------

         On June 25, 1996, the Company held its Annual Meeting of Shareholders. The meeting involved the election of Directors of the Company. Mr. Lowell W. Paxson was newly elected to the Board, while Louis L. Knickerbocker, Anthony P. Shutts, Farrah Fawcett, Gerald A. Margolis, and William R. Black were re-elected to the Board.

         A brief description of each matter voted on and number of votes cast is as follows:

         1)  Election of Directors:             FOR             WITHHOLD
             Louis L. Knickerbocker         13,052,632           10,557
             Anthony P. Shutts              13,052,632           10,557
             Farrah Fawcett                 13,050,737           12,452
             Gerald A. Marolis              13,052,632           10,557
             William R. Black               13,052,132           11,057
             Lowell W. Paxson               13,052,632           10,557

         2) Ratification of the appointment of Deloitte & Touche, LLP as the independent accountants of the Company:

                           FOR            AGAINST        ABSTAIN
                        ----------        -------        -------
                        13,057,470         4,099          1,620


Item 6 - Exhibits and Reports of Form 8-K.
- - - ------

(b)     Reports of Form 8-K
        -------------------
        A Form 8-K was filed in July of 1996 in connection with the Company's acquisition of Krasner Group, Inc.


                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THE L.L. KNICKERBOCKER CO., INC.


Date:   August 12, 1996           By:  \S\Anthony P. Shutts
                                  -----------------------------------
                                  Anthony P. Shutts
                                  Chief Financial Officer

                                  Signing on behalf of the registrant and as principal financial and accounting officer.