Form 10QSB/A
period 1996-06-30
KNICKERBOCKER L L CO INC
filed 1996-10-28
CIK 932136

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB/A

 [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 (FEE REQUIRED)

                 For the quarterly period ended  June 30, 1996
                                                 -------------
                                      OR
 [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714)858-3661

        SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                               NAME OF EACH EXCHANGE ON
              TITLE OF EACH CLASS              WHICH REGISTERED
              -------------------              ------------------------
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



                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE

                               TABLE OF CONTENTS
                               -----------------


ITEM                                                                        PAGE
----                                                                        ----
                                    PART I
                                    ------

1. FINANCIAL INFORMATION...............................................     1

   A.   Condensed Income Statements (unaudited) for the three and six
        month periods ended June 30, 1996 and June 30, 1995............     1
   B.   Condensed Balance Sheets at June 30, 1996 (unaudited) and
        December 31, 1995..............................................     2
   C.   Condensed Statements of Cash Flows (unaudited) for the six
        month periods ended June 30, 1996 and June 30, 1995............     4
   D.   Notes to Condensed Financial Statements........................     5

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS.................................     9

   A.   General Business Description...................................     9
   B.   Results of Operations..........................................     10
   C.   Liquidity and Capital Resources................................     12

                                    PART II
                                    -------

6. EXHIBITS AND REPORTS ON FORM 8-K....................................     13
   SIGNATURES..........................................................     13


                                    Sheet 1


                         PART I. FINANCIAL INFORMATION
                         -----------------------------



Item 1. Financial Statements
------  --------------------



                       THE L.L. KNICKERBOCKER CO., INC.
                   CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (unaudited)



                                               Six months ended June 30,                         Six months ended June 30,
                                              -------------------------                         -------------------------
                                            1996                      1995                   1996                   1995
                                       ---------------            ---------------     ---------------          ---------------
Sales, net of returns                   $  7,422,060              $    2,405,463          10,580,888           $    4,350,905

Cost of sales                              3,886,905                   1,216,029           5,292,050                2,127,481
                                       ---------------            ---------------     ---------------          ---------------
Gross profit                               3,535,155                   1,189,434           5,288,838                2,223,424

Selling, general and administrative
expenses                                   2,263,274                   1,125,895           3,527,733                1,817,173
                                       ---------------            ---------------     ---------------          ---------------
Income from operations                     1,271,881                      63,539           1,761,105                  406,251

Interest and other income (expense),
net                                           (7,978)                     48,257              36,487                   69,861
                                       ---------------            ---------------     ---------------          ---------------

Income before provision for income
taxes                                      1,263,903                     111,796           1,797,592                  476,112

Provision for income taxes                   505,561                      44,718             719,037                  194,087
                                       ---------------            ---------------     ---------------          ---------------

Net income                                   758,342                      67,078           1,078,555                  282,025
                                       ===============            ===============     ===============          ===============

Net income per share (See
footnotes 7 and 8)                      $       0.05              $         0.01        $       0.07           $         0.03
                                       ===============            ===============     ===============          ===============

Weighted average common
shares outstanding                        16,859,566                  11,854,285          16,514,166               11,097,710
                                       ===============            ===============     ===============           ==============


                                    Sheet 1


                       THE L.L. KNICKERBOCKER CO., INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           June 30, 1996
                                    ----------------------------------------------------------
                                                             Adjustments
                                    As previously            Pursuant to                                  December 31,
                                       reported              Amendment              As Amended                 1995
                                    ---------------       ---------------        ---------------         -------------
                                                            (See Note 10)                                  (unaudited)

ASSETS

Cash and cash equivalents         $  3,807,348                                      $  3,807,348            $  2,469,750
Accounts receivable                  7,290,632                                         7,290,632               5,456,701
Inventories                          2,438,351                                         2,438,351                 413,576
Prepaid expenses                     1,375,339                                         1,375,339               1,244,885
Other current assets                   433,953                                           433,953                 805,461
                                  ------------            ---------------           ------------            ------------

    Total current assets          $ 15,345,623                                      $ 15,345,623            $ 10,390,373

Property and equipment, net            957,564                                           957,564                 226,574
Investments                          6,219,052                 (3,100,700)             3,118,352                 590,000
Other assets                         4,808,109                                         4,808,109                   6,667
                                  ------------             --------------           ------------            ------------

                                  $ 27,330,348             $   (3,100,700)          $ 24,229,648            $ 11,213,614
                                  ============             ==============           ============            ============


                                    Sheet 1

                       THE L.L. KNICKERBOCKER CO., INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   June 30, 1996
                                              -----------------------------------------------------
                                                                    Adjustments                               December 31,
                                              As previously         Pursuant to                                  1995
                                                reported             Amendment           As Amended            (unaudited)
                                              -------------         ------------         ----------           ------------
LIABILITIES AND                                                     (See note 10)
STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued
expenses                                       $  3,765,241                              $  3,765,241        $     984,805
Commissions and royalties payable                 1,111,685                                 1,111,685              407,503
Notes payable                                     1,645,205                                 1,645,205
Income taxes payable                              1,083,484                                 1,083,484            1,066,941
Other current liabilities                           273,729                                   273,729               83,917
                                                -----------         ------------         ------------        -------------
                                                                                                   -
   Total current liabilities                   $  7,879,344                              $  7,879,344        $   2,543,166
                                                                                                   -
Deferred income                                     127,777                                   127,777               50,854
Deferred income taxes                                19,450                                    19,450               19,450
                                               ------------         ------------         ------------        -------------
                                                                                                   -
   Total long-term liabilities:                $    147,227                              $    147,227        $      70,304
                                                                                                   -
Stockholders' equity:                                                                              -
Common Stock                                     11,274,055           (3,100,700)           8,173,355            6,574,677
Additional paid-in capital                        5,175,700                                 5,175,700              250,000
Retained earnings                                 2,854,022                                 2,854,022            1,775,467
                                               ------------         ------------         ------------        -------------
                                                                                                    -
   Total stockholders' equity                  $ 19,303,777         $ (3,100,700)        $ 16,203,077        $   8,600,144
                                               ------------         ------------         ------------        -------------
                                                                                                   -
                                               $ 27,330,348         $ (3,100,700)        $ 24,229,648        $  11,213,614
                                               ============         ============         ============        =============

                                    Sheet 1



                        THE L.L. KNICKERBOCKER CO., INC
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                                        1996                    1995
                                                                  ---------------         ---------------
Cash flows provided by (used in) operating activities:
        Net income                                                $  1,078,555            $    282,025
        Adjustments to reconcile net income
         to net cash provided by (used in) operations:
             Depreciation                                               27,000                  13,635
             Amortization                                               55,747                   1,667
             Amortization of deferred revenue                           33,333                 (38,889)
             Reserve for discontinuance of operations                  (60,762)
        (Increase) decrease in:
             Accounts receivable                                    (1,564,320)             (1,810,584)
             Inventories                                              (206,028)                 73,573
             Advances to affiliates                                    218,689                      -
             Other current assets                                     (220,160)               (489,919)
             Other assets                                             (724,436)
        Increase (decrease) in:
             Accounts payable and accrued expenses                     731,924                 (13,242)
             Commissions payable                                       405,433                  86,923
             Income taxes payable                                       16,543                (271,742)
             Reserve for legal settlement                                                      (12,500)
                                                                  ---------------         ---------------
Net cash provided by (used in) operating
        activities                                                $   (208,482)           $ (2,179,053)

Cash flow used for investing activities:
        Purchases of machinery and equipment                           (57,857)                (81,170)
        Other assets                                                        -                  (10,000)
                                                                  ---------------         ---------------
Net cash provided by (used in) investing activities               $    (57,857)           $    (91,170)

Cash flow provided by (used in) financing activities:
        Proceeds from note payable                                $     32,981
        Proceeds from exercise of common stock
         purchase warrants                                           1,598,678               4,332,152
        Repayments on note payable to stockholder                                              (94,132)
        Receipt (payment) of royaty commitment                         (27,722)                (15,000)
        Deferred offering costs                                                               (116,525)

Net cash provided by (used in) financing activities               $  1,603,937            $  4,106,495
                                                                  ---------------         ---------------

Net increase (decrease) in cash                                      1,337,598               1,836,272
Cash, beginning of period                                            2,469,750                 106,553
                                                                  ---------------         ---------------
Cash, end of period                                               $  3,807,348            $  1,942,825
                                                                  ==============          ==============

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

                       THE L.L. KNICKERBOCKER CO., INC.
                        NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS


NOTE 1:  As contemplated by the Securities and Exchange Commission under Item
-------
310(b) of Regulation S-B, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles.

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

NOTE 3:  Acquisition:
------

On June 18, 1996, the Company acquired the business, assets and properties of Krasner Group, Inc., a Delaware corporation ("TKG"), a manufacturer and wholesaler of costume jewelry and women's fashion accessories. TKG was acquired pursuant to an Agreement of Purchase and Sale dated June 18, 1996 (the "Agreement") by and among TKG, TKG's stockholders: Martin P. Krasner and Ina Ostrow, as Trustees U/I DTD 2/5/85 FBO Martin P. Krasner, Martin and Stephanie Krasner, as Trustees U/I DTD June 15, 1970, Joan Glaser, as Executor of the Estate of Murray Glaser, F. William Graham, Consumer Venture Partners I, L.P., Donald F. Swanson, as Trustee, Donald F. Swanson Revocable Trust U/A Dated December 22, 1988, and the Company. Pursuant to the Agreement, the company acquired from the above named stockholders all of the capital stock of TKG. Following the acquisition, the Company intends to operate TKG as a subsidiary of the Company, and TKG shall continue to operate under its current name in its current line of business.

The consideration for the acquisition consisted of (a) $1,375,000 payable in value of common stock purchase warrants of the Company's Common Stock to the holders of preferred stock of TKG in equal installments of $ 275,000 payable on June 18, 1996, September 30, 1996, December 31, 1996, March 31, 1997,
and June 30, 1997, (b) $358,489 payable on June 18, 1996 in value of common stock purchase warrants of the Company's Common Stock to the holders of common stock of TKG, (c) a contingent amount of $330,000 payable in value of common stock purchase warrants of the Company's Common Stock to the holders of the preferred stock of TKG upon the future liquidation of the first $300,000 of closing inventory of TKG, (d) a contingent amount equal to approximately $2,000,000 payable quarterly to Martin P. Krasner, as Trustee of the above referenced trusts, in value of common stock purchase warrants of the Company's Common Stock upon the future liquidation of the closing inventory of TKG, (e) the guarantee by the Company of the repayment of TKG's line of credit with its lending institution, IBJ Shroder Bank & Trust Company, which totaled approximately $1,800,000 on April 28, 1996; in connection with the guarantee, the Company will provide a $500,000 deposit to IBJ Schroder for the purpose of collateralizing the line of credit; such account shall bear interest at market rates and belong to the Company, (f) the Company will arrange substitute financing of the line of credit for TKG no later than September 30, 1996, (g) the Company will pay to an unrelated individual, Jason Workman,, a finders fee in connection with the acquisition in the amount of $275,000 payable in value of common stock purchase warrants of the Company's Common Stock payable on June 18, 1996, (h) the Company will grant to Richard Ogust an aggregate of $308,000 payable in value of common stock purchase warrants of the registrant's Common Stock to be delivered in equal installments on June 18, 1996 and June 18, 1997 in connection with a liability owed to Richard Ogust by TGK, and (I) the registrant will grant to key employees of TKG at June 18, 1996 warrants to purchase 20,987 share of the Common Stock of the Company at the exercise price of $7.75 per share. With respect to the contingent amounts above, warrants will be issued in the quarter following inventory liquidation on a basis of $1 in warrant value of the registrant's Common Stock per $1 in cash received by the registrant from the liquidation of the closing inventory of TKG. Value in connection with each share of common stock covered by a warrant means the difference between the average closing bid price of the Company's Common shares for the five trading days immediately preceding the date of delivery of the warrant and the exercise price of the warrant.

Martin Krasner, as president of TKG, signed a 5 year employment contract with TKG with annual compensation of $225,000 and eligibility to participate in the stock plan of the registrant and a bonus program to be determined.

The assets acquired by the registrant include the operating lease for the TKG office in New York City, the operating lease for a manufacturing facility in Providence, Rhode Island, the fixtures, furnishings, equipment and lease hold improvements located in the office and manufacturing facilities, the various trademarks and contracts with celebrities for endorsement of products . All such assets were used by TKG in the operation of the costume jewelry and fashion accessory manufacturing and wholesaling business and registrant intends to continue the use of such assets in the operation of the costume jewelry and fashion accessory manufacturing and wholesaling business.

The transaction was accounted for under the purchase method. While management is not aware of any adjustments that would currently be required, the allocation of the purchase price will be adjusted to the extent that amounts differ from their estimates in accordance with Statements of Financial Accounting Standards
No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". The results of operations for the 6 months ended June 30, 1996 include the Krasner Group, Inc. operations as of June 18, 1996.

------

On a proforma basis, if the Companies had been combined as of the beginning of the fiscal year, sales for the six month period ended June 30, 1996 were $13,921,715 and net income after tax was $945,914 or $.06 share. On a proforma basis, if the Companies had been combined as of the beginning of the fiscal year, sales for the six month period ended June 30, 1995 were $11,479,044 and net income after tax was $16,042 or $.002 share. The unaudited proforma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition been at the beginning of the periods presented or of future results of operations of the consolidated companies. The above 6 month periods ended June 30, 1996 and 1995 include Krasner Group, Inc.'s activity from January 29, to June 30, or 5 months of activity.

NOTE 4:  On March 13, 1996, the Company entered into an agreement to acquire 40%
-------
of the outstanding common stock of Pure Energy Corporation, a privately held corporation. Under the terms of the agreement, the company's Chief Executive Officer will assume the post of Chairman and Chief Executive Officer of Pure Energy Corporation. The Company will receive the 40% interest in exchange for its commitment to fund up to $1,000,000 of further development and marketing costs associated with Pure Energy Corporation's product and by issuing in April 1996 400,000 stock options exercisable in the following manner, 200,000 exercisable at $8.50 per share and 200,000 at $12.00 per share. The Company shall account for the performance of the investment on the funding commitment on the equity method of accounting.

NOTE 5:  The Company capitalizes certain direct-response advertising costs and
-------
amortizes such costs over a four month period beginning on the date the advertisment airs. The four month period approximates the period during which future period revenues are expected to be received from each direct-response advertising campaign. The nature of the direct-response advertising costs are primarily advertising and design costs associated with print advertisements.

NOTE 6:  The Company completed a five-for-one split of common stock on August
-------
31, 1995. Earnings per share for the quarters ended June 30, 1996 and June 30, 1995 are presented on a post split basis. Earnings per share was computed based on the weighted average number of common shares and equivalents outstanding during the quarters ended June 30, 1996 and June 30, 1995. Primary and fully diluted earnings per share are approximately the same. The calculation of primary weighted average common shares outstanding is as follows:


                                              Three Months Ended
                                                   June 30,
                                               1996         1995
                                            -----------------------
Weighted average common shares
 outstanding during the period              14,648,647   11,854,285

Incremental shares assumed to be
 outstanding related to stock options
 and warrants granted                        2,210,919            0
                                            ----------   ----------

Weighted average common shares
 and equivalents outstanding                16,859,566   11,854,285
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


NOTE 7:    On February 7, 1996, the Company acquired 49% of Grant King
--------
International, Co. Ltd. located in Bangkok, Thailand. The Company acquired the interest in Grant King International, Co. Ltd. by issuing 300,000 warrants exercisable at $5.50 per share. The Company has recorded an asset in the amount of $250,000 representing the ascribed value of the Company's investment in Grant King International, Co. Ltd. Additionally, on June 21, 1996, the Company acquired the remaining 51% interest in Grant King International, Ltd. for $414,000 in cash.

NOTE 8:  In October 1995, the Financial Accounting Standards Board issued
-------
Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which will be effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

NOTE 9:  On  June 21, 1996, the Company entered  into an agreement to acquired
-------
certain assets of S.L.S Trading Co., Ltd for $650,000 paid with $150,000 in cash and $500,000 in stock warrants. The effective date of the transaction is July 1, 1996.

NOTE 10:  Explanation of adjustments to amend Financial Statements:
--------

An adjustment was made to subtract $3,100,700 from Investment in subsidiaries and Capital stock representing an elimination entry which was not made upon the filing of the original Form 10-QSB for the quarter ended June 30, 1996.

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


                            Three Months Ended June 30,     Six Months Ended June 30
                            --------------------------------------------------------
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


THE FOLLOWING COMPARISONS ARE FOR THE QUARTERS ENDED JUNE 30, 1996 AND JUNE 30, 1995.

Revenues

Second quarter revenues increased 209% from $2,405,463 in 1995 to $7,422,060 in 1996. The increase in revenues was due primarily to an increase in sales from both the Marie Osmond collectible doll line and the Annette Funicello collectible bear line. Revenues from the Marie Osmond collectible doll line increased from $1,806,582 in 1995 to $5,588,867 in 1996, or 209%. The increase in Marie Osmond doll sales is primarily due to continued brand recognition of the Marie Osmond name and the Company's strategy of marketing dolls personally sculpted by Marie Osmond and dolls with other personal connections with the celebrity. Revenues from the Annette Funicello bear line increased from $230,588 in 1995 to $601,159 in 1996, or 161%. The "Guardian Angel" line of
Annette Funcello bears continues to grow with the majority of second first quarter 1996 Annette Funicello bear sales coming from this series of bears.
The Company also recognized $1,285,272 in revenue from the sale of jewelry through its acquisitions of Krasner Group, Inc. and Grant King International. Revenues from the Ionizer decreased from $324,885 in 1995 to $123,100 in 1996.

Gross profit

Gross profit increased 197% from $1,189,434 in 1995 to $3,535,155 in 1996 due primarily to the growth in revenues from the Marie Osmond collectible doll program, Annette Funcello collectible bear program, and the addition of jewelry programs. The Company has successfully attained improved pricing on porcelain dolls to the point where gross profit margins can exceed 60% on certain dolls. Gross profit also increased from direct response revenues where products are sold at retail prices, as opposed to wholesale prices to the home shopping industry. The overall gross profit percentage of the Company decreased from 49.4% in 1995 to 47.60% in 1996. The decrease in gross profit is primarily attributable to sales of costume jewelry, which have a lower gross profit percentage than the Company's collectible products.

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


LIQUIDITY AND CAPITAL RESOURCES

Cash flow used in operations was $208,481 due to the increase in inventory and other current assets associated with the acquisition of Krasner Group, Inc.
Cash used in operations also was impacted by the increased growth in sales volume in both the Marie Osmond doll program and the Annette Funicello teddy bear line, which caused accounts receivable to increase from December 31, 1995. The Company's liquidity increased due to the influx of capital from the exercise of stock options and warrants and due to the increase in profits experienced during the first six months of 1996. The combination of the above factors resulted in an overall increase in working capital from $7,847,207 at December 31, 1995 to $7,466,279 at June 30, 1996. The current ratio for the Company decreased from 4.09 at December 31, 1995 to 1.95 at June 30, 1996. The decrease in the Company's current ratio is primarily attributed to the assumption of Krasner Group, Inc.'s line of credit of $1,645,205.

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

                          PART II.  OTHER INFORMATION
                          ---------------------------


Item 4 - Submission of Matters to a Vote of Securtity Holders.

         On June 25, 1996, the Company held its Annual Meeting of Shareholders. The meeting involved the election of Directors of the Company. Mr. Lowell W. Paxon was newly elected to the Board, While Louis L. Knickerbocker, Anthony P. Shutts, Farrah Fawcett, Gerald A. Margolis, and William R. Black were re-elected to the Board.


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

Item 6 - Exhibits and Reports of Form 8-K.
------

(b)      Reports of Form 8-K
         -------------------
         A Form 8-K was filed in July of 1996 in connection with the Company's acquisition of Krasner Group, Inc.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE L.L. KNICKERBOCKER CO., INC.


Date:   August 12, 1996             By: /s/ ANTHONY P. SHUTTS
                                    -------------------------
                                    Anthony P. Shutts
                                    Chief Financial Officer

                                    Signing on behalf of the registrant and as principal financial and accounting officer.