Form 10QSB
period 1996-09-30
KNICKERBOCKER L L CO INC
filed 1996-11-19
CIK 932136

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                             OF 1934 (FEE REQUIRED)

              FOR THE QUARTERLY PERIOD ENDED  SEPTEMBER 30, 1996
                                             --------------------
                                       OR
[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                         ACT OF 1934 (NO FEE REQUIRED)

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

        ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 858-3661

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
Yes    X     No
     ----       ----

     The number of shares outstanding of the registrant's Common Stock, as of November 13, 1996 was 15,107,784.

     Transitional Small Business Disclosure Format    Yes       No   X
                                                          ----     ----


                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                               TABLE OF CONTENTS
                               -----------------

ITEM                                                                    PAGE
----                                                                    ----
                                     PART I
                                     ------
1.  FINANCIAL INFORMATION..............................................   1

    A.  Condensed Consolidated Income Statements (unaudited) for the three and nine month periods ended September 30, 1996
          and September 30, 1995.......................................   1

    B.  Condensed Consolidated Balance Sheets at September 30, 1996
          (unaudited) and December 31, 1995............................   2

    C.  Condensed Consolidated Statements of Cash Flows (unaudited)
          for the nine month periods ended September 30, 1996 and
          September 30, 1995 ..........................................   4

    D.  Notes to Condensed Consolidated Financial Statements...........   5

2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS................................   9

    A.  General Business Description...................................   9
    B.  Results of Operations..........................................   10
    C.  Liquidity and Capital Resources................................   12

                                PART II
                                -------



    SIGNATURES.........................................................   13

                                    Sheet 1

                         PART I. FINANCIAL INFORMATION
                         -----------------------------


Item 1.  Financial Statements
------   --------------------


                       THE L.L. KNICKERBOCKER CO., INC.
                   CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (unaudited)


                                             Three months ended September 30,               Nine months ended September 30,
                                             -------------------------------                -------------------------------
                                              1996                     1995                  1996                     1995
                                             ------                   ------                ------                   ------
Sales, net of returns                       $ 8,271,591             $ 4,774,324              18,852,412             $ 9,125,228

Cost of sales                                 4,676,772               1,731,242               9,971,212               3,858,723
                                            -----------             -----------             -----------             -----------
Gross profit                                  3,594,819               3,043,082               8,881,200               5,266,505

Selling, general and administrative
expenses                                      3,278,428               1,169,568               6,807,736               2,986,740
                                            -----------             -----------             -----------             -----------
Income from operations                          316,391               1,873,514               2,073,464               2,279,765

Interest and other income (expense),
net                                             146,891                  62,175                 184,427                 132,036
                                            -----------             -----------             -----------             -----------

Income before provision for income
taxes                                           463,282               1,935,689               2,257,891               2,411,801

Provision for income taxes                       73,934                 774,275                 792,971                 962,211
                                            -----------             -----------             -----------             -----------
Net income                                      389,348               1,161,414               1,464,920               1,449,590
                                            ===========             ===========             ===========             ===========

Net income per share (See
Primary                                     $      0.02             $      0.07             $      0.09             $      0.11
Fully Diluted                               $      0.02             $      0.07             $      0.09             $      0.09
                                            ===========             ===========             ===========             ===========

Weighted average common
shares outstanding:
Primary                                      17,236,195              16,097,153              16,310,702              13,770,531
                                            ===========             ===========             ===========             ===========
Fully Diluted                                17,261,260              16,191,356              16,380,230              13,852,744
                                            ===========             ===========             ===========             ===========

                       THE L.L. KNICKERBOCKER CO., INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   September 30,                       December 31,
                                                                       1996                                1995
                                                                   -------------                       ------------
                                                                    (unaudited)                         (unaudited)
ASSETS

Cash and cash equivalents                                           $16,385,153                         $ 2,469,750
Accounts receivable                                                   5,986,095                           5,456,701
Inventories                                                           6,210,633                             413,576
Prepaid expenses & other current assets                               2,553,628                           1,655,446
Deferred income taxes                                                 1,906,259                             394,900
                                                                    -----------                         -----------

    Total current assets                                            $33,041,768                         $10,390,373

Property and equipment, net                                           3,889,807                             226,574
Investments                                                           3,412,152                             590,000
Other assets                                                          1,058,792                               6,667
Goodwill, net                                                         4,433,895
                                                                    -----------                         -----------

                                                                    $45,603,505                         $11,213,614
                                                                    ===========                         ===========

                       THE L.L. KNICKERBOCKER CO., INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   September 30,              December 31,
                                                                        1996                      1995
                                                                   -------------               (unaudited)
                                                                    (unaudited)              -------------

LIABILITIES AND
STOCKHOLDERS' EQUITY

Liabilities :
Accounts payable and accrued
expenses                                                           $ 5,773,721               $   984,805
Commissions and royalties payable                                      632,556                   407,503
Notes payable to Harlyn shareholders                                 2,224,262
Income taxes payable                                                   784,569                 1,066,941
Other current liabilities                                              268,005                    83,917
                                                                   -----------               -----------

   Total current liabilities                                       $ 9,683,113               $ 2,543,166

Convertible debentures                                              15,500,000
Notes payable                                                        2,756,955
Deferred income                                                        104,443                    50,854
Deferred income taxes                                                   19,450                    19,450
                                                                   -----------               -----------

   Total long-term liabilities :                                   $18,380,848               $    70,304

Stockholders' equity :
Common Stock                                                         9,088,744                 6,574,677
Additional paid-in capital                                           5,443,322                   250,000
Retained earnings                                                    3,240,387                 1,775,467
                                                                   -----------               -----------

   Total stockholders' equity                                      $17,772,453               $ 8,600,144
                                                                   -----------               -----------

                                                                   $45,836,414               $11,213,614
                                                                   ===========               ===========

                        THE L.L. KNICKERBOCKER CO., INC
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                 1996                             1995
                                                                             -------------                    -------------
Cash flows provided by (used in) operating activities :
        Net income                                                            $ 1,464,920                     $   282,025
        Adjustments to reconcile net income
         to net cash provided by (used in) operations :
             Depreciation and amortization                                        176,702                          15,302
             Amortization of deferred revenue                                     (70,001)                        (38,889)
             Reserve for discontinuance of operations                            (277,705)
             Loss on investment                                                    30,000                               0
             Equity on net loss of investee                                        84,890
             Deferred income taxes                                                228,929
        (Increase) decrease in :
             Accounts receivable                                                  (98,514)                     (1,810,584)
             Inventories                                                         (949,521)                         73,573
             Other current assets                                                (758,906)                       (489,919)
             Other assets                                                          76,895
        Increase (decrease) in :
             Accounts payable and accrued expenses                               (808,992)                        (13,242)
             Commissions payable                                                  (73,694)                         86,923
             Income taxes payable                                                (282,372)                       (271,742)
             Other current liabilities                                            211,217                         (12,500)
                                                                              -----------                     -----------
Net cash provided by (used in) operating
        activities                                                            $(1,046,152)                    $(2,179,053)

Cash flow used for investing activities :
        Purchases of machinery and equipment                                     (306,886)                        (81,170)
        Other assets                                                                   -                          (10,000)
        Investments on common stock of investees                               (1,232,042)
        Cash paid for acquisitions less cash acquired                            (714,568)
                                                                              -----------                     -----------
Net cash provided by (used in) investing activities                           $(2,253,496)                    $   (91,170)

Cash flow provided by (used in) financing activities :
        Proceeds from net borrowings on credit line                           $   434,410
        Proceeds from exercise of common stock
         purchase warrants                                                      2,144,364                       4,332,152
        Repayments on note payable to stockholder                                                                 (94,132)
        Receipt (payment) of royalty commitment                                   (27,723)                        (15,000)
        Deferred offering costs                                                                                  (116,525)
        Principal payments on note payable                                        (66,720)
        Deferred debt issue costs                                                (769,280)
        Proceeds from issuance of convertible debentures                       15,500,000
                                                                              -----------                     -----------

Net cash provided by (used in) financing activities                           $17,215,051                     $ 4,106,495
                                                                              -----------                     -----------

Net increase (decrease) in cash                                                13,915,403                       1,836,272
Cash, beginning of period                                                       2,469,750                         106,553
                                                                              -----------                     -----------
Cash, end of period                                                           $16,385,153                     $ 1,942,825
                                                                              ===========                     ===========

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

The accompanying consolidated financial statements consolidate the accounts of Krasner Group, Inc. ("Krasner") which was acquired on June 18, 1996, Harlyn International, Ltd. which was acquired effective July 1, 1996, and L.L. Knickerbocker (Thai) Company, Ltd, which includes the operations of Grant King International,Ltd and S.L.S Trading Co., Ltd, which were acquired effective July 1, 1996. All intercompany transactions have been eliminated.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1995.

NOTE 3:  Acquisition:
------

On June 18, 1996, the Company acquired the business, assets and properties of Krasner Group, Inc., a Delaware corporation ("TKG") , a manufacturer and wholesaler of costume jewelry and women's fashion accessories. TKG was acquired pursuant to an Agreement of Purchase and Sale dated June 18, 1996 (the "Agreement") by and among TKG, TKG's stockholders: Martin P. Krasner and Ina
Ostrow ,  as Trustees U/I  DTD 2/5/85 FBO Martin P.   Krasner,  Martin and
Stephanie  Krasner, as Trustees U/I  DTD  June 15,  1970,  Joan Glaser,  as
Executor of the Estate of Murray Glaser, F. William Graham, Consumer Venture Partners I, L.P., Donald F. Swanson, as Trustee, Donald F. Swanson Revocable Trust U/A Dated December 22, 1988, and the Company. Pursuant to the Agreement, the company acquired from the above named stockholders all of the capital stock of TKG. Following the acquisition, the Company intends to operate TKG as a subsidiary of the Company, and TKG shall continue to operate under its current name in its current line of business.

The consideration for the acquisition consisted of (a) $ 1,375,000 payable in value of common stock purchase warrants of the Company's Common Stock to the holders of preferred stock of TKG in equal installments of $ 275,000 payable on June 18, 1996, September 30, 1996, December 31, 1996, March 31, 1997, and June 30, 1997, (b) $ 358,489 payable on June 18, 1996 in value of common stock purchase warrants of the Company's Common Stock to the holders of common stock of TKG, (c) a contingent amount of $330,000 payable in value of common stock purchase warrants of the Company's Common Stock to the holders of the preferred stock of TKG upon the future liquidation of the first $300,000 of closing inventory of TKG, (d) a contingent amount equal to approximately $ 2,000,000 payable quarterly to Martin P. Krasner, as Trustee of the above referenced trusts, in value of common stock purchase warrants of the Company's Common Stock upon the future liquidation of the closing inventory of TKG, (e) the guarantee by the Company of the repayment of TKG's line of credit with its lending institution, IBJ Shroder Bank & Trust Company, which totalled approximately $1,800,000 on April 28, 1996; in connection with the guarantee, the Company will provide a $500,000 deposit to IBJ Schroder for the purpose of collateralizing the line of credit; such account shall bear interest at market rates and belong to the Company, (f) the Company will arrange substitute financing of the line of credit for TKG no later than September 30, 1996, (g) the Company will pay to an unrelated individual, Jason Workman,, a finders fee in connection with the acquisition in the amount of $275,000 payable in value of common stock purchase warrants of the Company's Common Stock payable on June 18, 1996, (h) the Company will grant to Richard Ogust an aggregate of $308,000 payable in value of common stock purchase warrants of the registrant's Common Stock to be delivered in equal instalments on June 18, 1996 and June 18, 1997 in connection with a liability owed to Richard Ogust by TGK, and (I) the registrant will grant to key employees of TKG at June 18, 1996 warrants to purchase 20,987 share of the Common Stock of the Company at the exercise price of $7.75 per share. With respect to the contingent amounts above, warrants will be issued in the quarter following inventory liquidation on a basis of $1 in warrant value of the registrant's Common Stock per $1 in cash received by the registrant from the liquidation of the closing inventory of TKG. Value in connection with each share of common stock covered by a warrant means the difference between the average closing bid price of the Company's Common shares for the five trading days immediately preceding the date of delivery of the warrant and the exercise price of the warrant.

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

The transaction was accounted for under the purchase method. While management is not aware of any adjustments that would currently be required, the allocation of the purchase price will be adjusted to the extent that amounts differ from their estimates in accordance with Statements of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". The results of operations for the 9 months ended September 30, 1996 include the full three months of Krasner Group, Inc. operations as of June 18, 1996.

------

On a proforma basis, if the Companies had been combined as of the beginning of the fiscal year, sales for the nine month period ended September 30, 1996 were $17,508,381 and net loss after tax was $1,081,372 or $.07 share. On a pro forma basis, if the Companies had been combined as of the beginning of the fiscal year, sales for the nine month period ended September 30, 1995 were $16,084,018 and net income after tax was $961,617 or $.07 share. The unaudited proforma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition been at the beginning of the periods presented or of future results of operations of the consolidated companies. The above nine month periods ended September 30, 1996 and 1995 include Krasner Group, Inc.'s activity from January 29, to September 30, or 8 months of activity.

NOTE 4:   On September 30, 1996, the Company acquired 100% of the outstanding
-------
common stock of Harlyn International, Ltd., a costume jewelry manufacturing company located in Bangkok, Thailand for approximately $2,300,000 in cash. The terms of the transaction called for a $1,000,000 payment on October 5, 1996 and a second and final payment of approximately $1,224,000 on November 15, 1996.
The effective date of the transaction was July 1, 1996. On a proforma basis, if the Companies had been combined as of the beginning of the fiscal year, sales for the nine month period ended September 30, 1996 were $13,582,458 and net income after tax was $642,040 or $.04 share. On a pro forma basis, if the Companies had been combined as of the beginning of the fiscal year, sales for the nine month period ended September 30, 1995 were $13,358,622 and net income after tax was $2,105,506 or $.16 share. The unaudited proforma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition been at the beginning of the periods presented or of future results of operations of the consolidated companies. The above nine month periods, due to Harlyn International, Ltd.'s fiscal year end of June 30, 1996 and 1995, ended September 30, 1996 and 1995 include Harlyn International, Ltd.'s activity from July 1, 1996 to September 30, 1996 and July 1, 1995 to September 30, 1996, or 8 months of activity.

NOTE  5:  On  March 13,  1996, the  Company  entered into an agreement to
--------
acquire 40% of the outstanding common stock of Pure Energy Corporation, a privately held corporation. Under the terms of the agreement, the company's Chief Executive Officer will assume the post of Chairman and Chief Executive Officer of Pure Energy Corporation. The Company will receive the 40% interest in exchange for its commitment to fund up to $1,000,000 of further development and marketing costs associated with Pure Energy Corporation's product and by issuing in April 1996 400,000 stock options exercisable in the following manner, 200,000 exercisable at $8.50 per share and 200,000 at $12.00 per share. The Company shall account for the performance of the investment on the funding commitment on the equity method of accounting. The Company, in October of 1996, participated in a $5,000,000 private placement of equity in Pure Energy Corporation and invested $2,000,000 for additional equity.

NOTE 5:  The Company capitalizes certain direct-response advertising costs and
-------
amortizes such costs over a four month period beginning on the date the advertisement airs. The four month period approximates the period during which future period revenues are expected to be received from each direct-response advertising campaign. The nature of the direct-response advertising costs are primarily advertising and design costs associated with print advertisements.

NOTE 6:    On February 7, 1996, the Company acquired 49% of Grant King
--------
International Co., Ltd. located in Bangkok, Thailand. The Company acquired the interest in Grant King International, Co. Ltd. by issuing 300,000 warrants exercisable at $5.50 per share. The Company has recorded an asset in the amount of $250,000 representing the ascribed value of the Company's investment in Grant King International, Co. Ltd. Additionally, on June 21, 1996, the Company acquired the remaining 51% interest in Grant King International, Ltd. for $414,000 in cash.

On June 21, 1996, the Company entered into an agreement to acquired certain assets of S.L.S Trading Co., Ltd for $650,000 paid with $150,000 in cash and $500,000 in stock warrants. The effective date of the transaction is July 1, 1996.

In August of 1996, the Company merged the operations of both Grant King International Co., Ltd. and S.L.S Trading Co., Ltd into a Thai corporation named The L.L. Knickerbocker (Thai) Company, Ltd. The corporation was inactive prior to the date of the merging of the above operations.

NOTE 7:  In October 1995, the Financial Accounting Standards Board issued
-------
Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which will be effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

NOTE 8:  On September 24, 1996, the Company completed a private placement of
-------
$15,500,000 of convertible debt resulting in net proceeds to the Company of $14,880,000. The convertible debt bears interest at the rate of 7% per annum and interest quarterly in arrears on any unpaid or unconverted debt. To the extent not previously converted, the convertible debt is due in February 2000, and must be repaid in cash. Prior to the second anniversary of issuance, holders of the convertible debt may convert their convertible debt to common stock of the Company based upon a 15% discount of the price of the Company's common stock for five consecutive trading days immediately prior to the date of conversion. The conversion price cannot exceed $12.50 per share nor fall below $5.25 per share.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Form 10-QSB.

GENERAL

The Company's core business is to develop a diverse line of consumer products, contract for the manufacture of those products to the Company's specifications, and market those products to customers. The Company's strength and history has been its strategy in marketing to the home shopping industry by identifying the industry's key product segments (i.e. collectibles, environmental systems, jewelry, health and beauty) and building Brand recognition within those product segments. The Company brings a celebrity or spokesperson to enhance the appeal of the product. Using this strategy, the Company was the first to bring celebrities to the home shopping industry. The Company's celebrity programs have included products endorsed by Marie Osmond, Annette Funicello, Bob Mackie, Farrah Fawcett, Angie Dickinson, Richard Simmons, Phyllis Diller, Joan Collins, and Rue McClanahan. The Company plans to expand celebrity programs introducing new key product segments.

The Company has expanded from marketing its products through its core, home shopping business to include direct response marketing channels such as print media advertising, infomercials, direct mail campaigns, and the internet. The Company has also developed product distribution through retail stores and retail catalog accounts.

The Company is actively involved in the development of an alternative fuel through its 38% ownership of the Pure Energy Corporation. Pure Energy Corporation is in the process of developing a proprietary alternative fuel that would produce the lowest possible emissions at the lowest cost to the public.

The Company, through its joint venture with Paxson Communications Corporation, is currently developing infomercials for several new products and services. The Company believes that the joint venture will provide synergistic opportunities for strategic growth.

The Company cancelled plans to market a patented, painless hair removal system, called "Classy Lady". The Company cancelled marketing the painless hair removal system due to long delays in obtaining FDA approval.

As a result of the Company's growth in its core, home shopping business, the Company has scaled back its marketing consulting services to outside companies.

The Company, on June 18, 1996, acquired 100% of the outstanding common stock of Krasner Group, Inc., a costume jewelry manufacturer and wholesaler. The acquisition of Krasner Group, Inc. will allow the Company to penetrate the large jewelry market in the home shopping industry.

Effective July 1, 1996, the Company acquired the remaining interest in Grant King International, Ltd, a jewelry design and development company located in Bangkok, Thailand. The Company also acquired the operations of S.L.S. Trading Company, a stone cutting and wholesaling company, also located in Bangkok, Thailand. S.L.S. Trading Company is known for its famous "Blue Topaz" semi-precious stones. The integration of the U.S. and Thailand jewelry operations is expected to give the Company an advantage in the lucrative home shopping jewelry market, although no assurance can be given in this regard. In August of 1996, the operations of Grant King International, Ltd. and S.L.S Trading Co., Ltd were merged into a new 100% owned Thai corporation named The L.L. Knickerbocker
(Thai) Company, Ltd. The results of operations for the quarter ended September 30, 1996 include three months of activity of the L.L. Knickerbocker (Thai) Company, Ltd.

Effective July 1, 1996, the Company acquired 100% of the outstanding common stock of Harlyn International, Ltd, a Thailand-based manufacturer and wholesaler of fine jewelry. The purchase price for Harlyn International, Ltd. was approximately $2,300,000 in cash, all of which was paid on November 14, 1996. Haryln International has an established base of international customers. The Company expects to utilize the manufacturing abilities of Harlyn International, Ltd to help establish the Company in the significant jewelry category within the home shopping industry.

The Company, on September 18, 1996, acquired 25% of the common stock of both Self-Heating Container Corporation and Insta-Heat, Inc., a related corporation. The Company will receive distribution rights for a product that self-heats canned liquids and meals on demand by pressing a button.

On October 10, 1996, the Company signed a letter of intent to acquire simultaneously 100% of the common stock of Georgetown Collection, Inc. and Magic Attic Press, Inc., marketers of collectible dolls, books, and accessories through catalogs. The acquisition will allow the Company to expand its distribution channels to include catalog.

The intent of the Company in signing the above agreements is to identify and introduce new, marketable products while expanding the Company's distribution network.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenues represented by items included in the Company's Statements of Operations.


                           Three Months Ended September 30,     Nine Months Ended September 30,
                          ----------------------------------   --------------------------------
                                1996              1995              1996              1995
                          ----------------   ---------------   ---------------   --------------

Revenue                             100.0%            100.0%            100.0%           100.0%
Cost of revenue                      56.5              36.3              52.3             42.3
Gross profit                         43.4              63.7              47.1             57.7
Operating expenses                   39.6              24.5              36.1             32.7
Operating income                      3.8              39.2              11.0             25.0
Interest/other income                 1.7               1.3               0.9              1.4
Net Income                            4.7              24.3               7.7             15.9

THE FOLLOWING COMPARISONS ARE FOR THE QUARTERS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995.

Revenues

Third quarter revenues increased 73% from $4,774,324 in 1995 to $8,271,591 in 1996. The increase in revenues was due primarily to an increase in jewelry sales as a result of the acquisitions of the Company's subsidiaries, Krasner Group, Inc. and L.L. Knickerbocker (Thai) Company, Ltd. Revenues from the sales of costume jewelry increased to $3,303,925 in 1996 from 0 in 1995. Revenues from the sales of fine jewelry increased to $2,312,254 in 1996 from 0 in 1995. Revenues from the Marie Osmond collectible doll line decreased to $1,191,367 in 1996 from $$2,006,273 in 1995. Revenues from the Annette Funicello collectible bear line increased to $192,973 in 1996 from $163,696 in 1995.

Gross profit

Gross profit increased 18% from $3,043,082 in 1995 to $3,594,819 in 1996 due primarily to the increase in revenues due to the acquisitions of Krasner Group, Inc. and L.L. Knickerbocker (Thai) Company, Ltd. Additionally, the Company's core business which includes the Marie Osmond collectible doll program and Annette Funcello collectible bear programs also contributed to the Company's gross profit. As a percentage of revenues, gross profit decreased to 43.6% in the third quarter of 1996 from 63.7% in the third quarter of 1995. Gross profit in 1996, although greater in amount than 1995, was negatively impacted by several shipments that were pushed from the third quarter of 1996 into the fourth quarter. The reason for the delay in shipments was primarily flooding and adverse weather in southeast Asia. The decrease, as a percentage of revenues, in gross profit was related primarily to the discontinuance of the Media Production services in 1996. Media Production services historically generated larger profit margins due to the service nature of the revenues. The Company discontinued Media Production services in 1996 due to the human resource demands and cash collection problems.

Selling, general and administrative expenses

Total selling, general and administrative expenses increased from $1,169,568 in 1995 to $3,278,428 in 1996. The percentage of revenues represented by these expenses increased from 24.5% in 1995 to 38.6% in 1996. The primary reason for the increase as a percentage of revenues is due to Company's acquisitions of jewelry companies whose overhead is typically higher than what the Company, on a stand alone basis, traditionally reported. The Company's overall selling, general, and administrative expenses have increased due to the Company's focus on expanding its infrastructure to accommodate anticipated future growth by adding employees, office space, and equipment. Remaining expenses in this category were in proportion to the corresponding revenues between 1995 and 1996.

Other income (expense)

Other income (expense) increased from $62,175 in 1995 to $146,891 in 1996 as a result of an increase in interest income from the Company's increased cash reserves.

Net Income

As a result of the foregoing factors, net income decreased 66% to $389,348 for the three month period ended September 30, 1996 from net income of $1,161,414 for the three month period ended September 30, 1995.


THE FOLLOWING COMPARISONS ARE FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995.

Revenues

Revenues increased 107% from $9,125,228 in 1995 to $18,852,412 in 1996. The increase in revenues is due primarily to the increase in the Marie Osmond collectible doll program and the Annette Funicello collectible bear program. Revenues from the Marie Osmond collectible doll line have increased from $4,198,066 in 1995 to $8,331,333 in 1996. Revenues from the Annette Funcello collectible bear line have increased from $411,066 in 1995 to $1,321,299 in 1996. Additionally, year to date 1996 revenues have increased due to the jewelry revenues recognized through the acquisitions of the Company's subsidiaries, Krasner Group, Inc. and L.L. Knickerbocker (Thai) Company, Ltd.

Gross profit

Gross profit increased 69% from $5,266,505 in 1995 to $8,881,200 in 1996 due primarily to the growth in revenues from the Marie Osmond collectible doll program, Annette Funicello collectible bear program, and the addition of jewelry programs. Gross profit also increased from direct response revenues where products are sold at retail prices, as opposed to wholesale prices to the home shopping industry. The overall gross profit percentage of the Company decreased slightly due to the lower gross profit associated with the lower margins associated with jewelry sales. The Company has also discontinued its Media Production division which, although achieved high margins to the Company, brought on collection issues. As a result of the foregoing, the overall gross profit percentage of the Company decreased from 57.7% in 1995 to 47.1% in 1996.

Selling, general and administrative expenses

Total selling, general and administrative expenses increased from $2,986,740 in 1995 to $6,807,736 in 1996. The percentage of sales represented by these expenses increased from 32.7% to 36.1%. The primary reason for the increase as a percentage of sales is due to the Company's acquisitions of its subsidiaries Krasner Group, Inc. and L.L. Knickerbocker (Thai) Company, Ltd. Additionally, the Company has increased the number of employees and has increased its overall overhead in anticipation of expected future growth. Remaining expenses in this category were in proportion to the corresponding revenues between 1995 and 1996.

Other income (expense)

Other income (expense) increased from $132,036 in 1995 to $184,427 in 1996 as a result of an increase in interest income due to the Company's cash balances.

Net Income

As a result of the foregoing factors, net income increased 1% to $1,464,920 for the nine month period ended September 30, 1996 from net income of $1,449,590 for the nine month period ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996, the Company had working capital of $21,626,035. Working capital increased substantially by the issuance of convertible debentures of $15,500,000 which resulted in $14,880,000 in net proceeds to the Company. The unsecured debt requires quarterly interest payments in cash based upon an annual interest rate of 7%. The debt matures in four years, at which time any convertible debt then outstanding is to be repaid by the Company in cash. All conversions into common stock before the second anniversary of issuance are at a 15% discount to the then-present price of the Company's common stock at the time of conversion. The Company intends to use the proceeds from the debenture offering to make acquisitions of companies and to finance existing subsidiaries.

Cash flow used in operations was $1,046,152 due to the increase in inventory and other current assets associated with the acquisitions of Krasner Group, Inc,
Harlyn International, Ltd., and L.L. Knickerbocker (Thai) Company, Ltd.   The
Company's cash flow also decreased due to the payments made to decrease accounts payable. The Company's liquidity increased due to the influx of capital from the exercise of stock options and warrants and due to the increase in profits experienced during the first nine months of 1996. The combination of the above factors resulted in an overall increase in working capital from $7,847,207 at December 31, 1995 to $21,626,035 at September 30, 1996. The current ratio for the Company decreased from 4.09 at December 31, 1995 to 2.28 at September 30, 1996. The decrease in the Company's current ratio is primarily attributed to the assumption of lines of credit of Krasner Group, Inc., Haryln International, Ltd., and L.L. Knickerbocker (Thai) Company, Ltd.

The Company currently has approximately 307,500 warrants remaining to be exercised associated with the overallotment of shares in connection with the initial public offering. The infusion of cash from the initial public offering and the subsequent exercise of the common stock warrants has improved the liquidity of the Company considerably. Additionally, the Company has outstanding 1,296,000 options to acquire common stock held by various celebrities, spokespersons, consultants, and officers and directors of the Company exercisable at $.75 per share. The Company expects to receive additional funds from the exercise of these shares. The above exercise of warrants and options should contribute to the liquidity and working capital of the Company.




                          PART II.  OTHER INFORMATION
                          ---------------------------



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE L.L. KNICKERBOCKER CO., INC.


Date:   November 18, 1996           By:  \s\  Anthony P. Shutts
                                    -----------------------------
                                    Anthony P. Shutts
                                    Chief Financial Officer

                                    Signing on behalf of the registrant and as principal financial and accounting officer.