Form 10QSB/A
period 1996-09-30
KNICKERBOCKER L L CO INC
filed 1996-11-27
CIK 932136

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                             OF 1934

              FOR THE QUARTERLY PERIOD ENDED  SEPTEMBER 30, 1996
                                             --------------------

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                         ACT OF 1934
             For the transition period from ________ to ________
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
Yes    X     No
     ----       ----

     The number of shares outstanding of the registrant's Common Stock, as of November 13, 1996 was 15,107,784.

     Transitional Small Business Disclosure Format    Yes       No   X
                                                          ----     ----

                               TABLE OF CONTENTS
                               -----------------

ITEM                                                                    PAGE
----                                                                    ----
                        PART I - Financial Information
                        ------------------------------
1.  FINANCIAL STATEMENTS...............................................   1

    A.  Condensed Consolidated Income Statements (unaudited) for the three and nine month periods ended September 30, 1996
          and September 30, 1995.......................................   1

    B.  Condensed Consolidated Balance Sheets (unaudited) at
          September 30, 1996 and December 31, 1995....................... 2

    C.  Condensed Consolidated Statements of Cash Flows (unaudited)
          for the nine month periods ended September 30, 1996 and
          September 30, 1995 ..........................................   4

    D.  Notes to Condensed Consolidated Financial Statements...........   5

2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS................................   9

    A.  General Business Description...................................   9
    B.  Results of Operations..........................................   10
    C.  Liquidity and Capital Resources................................   12

                          PART II - Other Information
                          ---------------------------

5.  OTHER INFORMATION

    A. Acquisition of Harlyn International Company, Ltd................   13
    B. Issuance of Convertible Debentures and Warrant..................   14

6.  Exhibits and Reports on Form 8-K...................................   15

    SIGNATURES.........................................................   16



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
                                            ===========             ===========             ===========             ===========

                       THE L.L. KNICKERBOCKER CO., INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   September 30,                       December 31,
                                                                       1996                                1995
                                                                   -------------                       ------------
                                                                    (unaudited)                         (unaudited)
ASSETS

Cash and cash equivalents                                           $16,385,153                         $ 2,469,750
Accounts receivable                                                   5,986,095                           5,456,701
Inventories                                                           6,210,633                             413,576
Prepaid expenses & other current assets                               2,553,628                           1,655,446
Deferred income taxes                                                 1,906,259                             394,900
                                                                    -----------                         -----------

    Total current assets                                            $33,041,768                         $10,390,373

Property and equipment, net                                           3,889,807                             226,574
Investments                                                           3,412,152                             590,000
Other assets                                                          1,058,792                               6,667
Goodwill, net                                                         4,433,895
                                                                    -----------                         -----------

                                                                    $45,836,414                         $11,213,614
                                                                    ===========                         ===========

                       THE L.L. KNICKERBOCKER CO., INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   September 30,              December 31,
                                                                        1996                      1995
                                                                   -------------              ------------
                                                                    (unaudited)                (unaudited)

LIABILITIES AND
STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued
expenses                                                           $ 5,773,721               $   984,805
Commissions and royalties payable                                      632,556                   407,503
Notes payable to Harlyn shareholders                                 2,224,262
Income taxes payable                                                   784,569                 1,066,941
Other current liabilities                                              268,005                    83,917
                                                                   -----------               -----------

   Total current liabilities                                       $ 9,683,113               $ 2,543,166

Convertible debentures                                              15,500,000
Notes payable                                                        2,756,955
Deferred income                                                        104,443                    50,854
Deferred income taxes                                                   19,450                    19,450
                                                                   -----------               -----------

   Total long-term liabilities:                                    $18,380,848               $    70,304

Stockholders' equity:
Common Stock                                                         9,088,744                 6,574,677
Additional paid-in capital                                           5,443,322                   250,000
Retained earnings                                                    3,240,387                 1,775,467
                                                                   -----------               -----------

   Total stockholders' equity                                      $17,772,453               $ 8,600,144
                                                                   -----------               -----------

                                                                   $45,836,414               $11,213,614
                                                                   ===========               ===========

                        THE L.L. KNICKERBOCKER CO., INC
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                 1996                             1995
                                                                             -------------                    -------------
Cash flows provided by (used in) operating activities :
        Net income                                                            $ 1,464,920                     $ 1,449,590
        Adjustments to reconcile net income
         to net cash provided by (used in) operations :
             Depreciation and amortization                                        176,702                          21,069
             Amortization of deferred revenue                                     (70,001)                        (72,222)
             Reserve for discontinuance of operations                            (277,705)
             Loss on investment                                                    30,000                               0
             Equity on net loss of investee                                        84,890
             Deferred income taxes                                                228,929
             Common stock received in lieu of cash                                                               (140,000)
        (Increase) decrease in :
             Accounts receivable                                                  (98,514)                     (4,177,362)
             Inventories                                                         (949,521)                        261,808
             Other current assets                                                (758,906)                       (678,656)
             Other assets                                                          76,895
        Increase (decrease) in :
             Accounts payable and accrued expenses                               (808,992)                         85,704
             Commissions payable                                                  (73,694)                        136,900
             Income taxes payable                                                (282,372)                        338,661
             Other current liabilities                                            211,217                          37,608
                                                                              -----------                     -----------
Net cash provided by (used in) operating
        activities                                                            $(1,046,152)                    $(2,736,900)

Cash flow used for investing activities :
        Purchases of machinery and equipment                                     (306,886)                       (102,615)
        Other assets                                                                   -                          (43,400)
        Investments on common stock of investees                               (1,232,042)
        Cash paid for acquisitions less cash acquired                            (714,568)
                                                                              -----------                     -----------
Net cash provided by (used in) investing activities                           $(2,253,496)                    $  (146,015)

Cash flow provided by (used in) financing activities :
        Proceeds from net borrowings on credit line                           $   434,410
        Proceeds from exercise of common stock
         purchase warrants                                                      2,144,364
        Repayments on note payable to stockholder                                                                 (94,132)
        Receipt (payment) of royalty commitment                                   (27,723)                        (15,000)
        Deferred offering costs                                                                                  (116,525)
        Principal payments on note payable                                        (66,720)
        Deferred debt issue costs                                                (769,280)
        Proceeds from issuance of convertible debentures                       15,500,000
        Proceeds from initial public offering of stock                                                          5,599,776
                                                                              -----------                     -----------

Net cash provided by (used in) financing activities                           $17,215,051                     $ 5,490,644
                                                                              -----------                     -----------

Net increase (decrease) in cash                                                13,915,403                       2,607,229
Cash, beginning of period                                                       2,469,750                         106,553
                                                                              -----------                     -----------
Cash, end of period                                                           $16,385,153                     $ 2,714,282
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

NOTE 2: Basis of Presentation:
-------

The information set forth in these consolidated financial statements is unaudited except for the December 31, 1995 balance sheet. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying consolidated financial statements consolidate the accounts of Krasner Group, Inc. ("Krasner") which was acquired on June 18, 1996, Harlyn International Company, Ltd. which was acquired effective July 1, 1996, and L.L. Knickerbocker (Thai) Company, Ltd, which includes the operations of Grant King International,Ltd and S.L.S Trading Co., Ltd, which were acquired effective July 1, 1996. All intercompany transactions have been eliminated.

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

The consideration for the acquisition of TKG consisted of the following: (a)
$ 1,375,000 payable in value of common stock purchase warrants of the Company's Common Stock to the holders of preferred stock of TKG in equal installments of $ 275,000 payable on June 18, 1996, September 30, 1996, December 31, 1996, March 31, 1997, and June 30, 1997, (b) $ 358,489 payable on June 18, 1996 in value of common stock purchase warrants of the Company's Common Stock to the holders of common stock of TKG, (c) a contingent amount of $330,000 payable in value of common stock purchase warrants of the Company's Common Stock to the holders of the preferred stock of TKG upon the future liquidation of the first $300,000 of closing inventory of TKG, (d) a contingent amount equal to approximately
$ 2,000,000 payable quarterly to Martin P. Krasner, as Trustee of the above referenced trusts, in value of common stock purchase warrants of the Company's Common Stock upon the future liquidation of the closing inventory of TKG, (e) the guarantee by the Company of the repayment of TKG's line of credit with its lending institution, IBJ Shroder Bank & Trust Company ("IBJ Shroder"), which totalled approximately $1,800,000 on April 28, 1996; in connection with the guarantee, the Company agreed to provide a $500,000 deposit to IBJ Schroder for the purpose of collateralizing the line of credit; such account shall bear interest at market rates and belong to the Company, (f) the Company agreed to arrange substitute financing of the line of credit for TKG no later than September 30, 1996, (g) the Company agreed to pay to an unrelated individual, Jason Workman,, a finders fee in connection with the acquisition in the amount of $275,000 payable in value of common stock purchase warrants of the Company's Common Stock, (h) the Company agreed to grant to Richard Ogust an aggregate of $308,000 payable in value of common stock purchase warrants of the Company's Common Stock to be delivered in equal installments on June 18, 1996 and June 18, 1997 in connection with a liability owed to Richard Ogust by TGK, and (I) the Company agreed to grant to key employees of TKG at June 18, 1996 warrants to purchase 20,987 shares of the Common Stock of the Company at the exercise price of $7.75 per share. With respect to the contingent amounts specified above, warrants will be issued in the quarter following inventory liquidation on a basis of $1 in warrant value of the Company's Common Stock per $1 in cash received by the Company from the liquidation of the closing inventory of TKG. Value in connection with each share of common stock covered by a warrant means the difference between the average closing bid price of the Company's Common shares for the five trading days immediately preceding the date of delivery of the warrant and the exercise price of the warrant.

The acquisition of TKG by the Company was accounted for under the purchase method. While management is not aware of any adjustments that would currently be required, the allocation of the purchase price will be adjusted to the extent that amounts differ from their estimates in accordance with Statements of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". The results of operations for the 9 months ended September 30, 1996 include TKG's operations from June 18, 1996 through September 30, 1996.

------
On a proforma basis, if the Company and TKG had been combined as of the beginning of the fiscal year, sales for the nine month period ended September 30, 1996 would have been $17,508,381 and net loss after tax would have been $1,081,372 or $.07 share. On a pro forma basis, if the companies had been combined as of the beginning of the fiscal year, sales for the nine month period ended September 30, 1995 would have been $16,084,018 and net income after tax would have been $961,617 or $.07 share. The unaudited proforma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition occurred at the beginning of the periods presented or of future results of operations of the consolidated companies. The above nine month periods ended September 30, 1996 and 1995 include Krasner Group, Inc.'s activity from January 29, to September 30, or 8 months of activity.

NOTE 4:   On November 14, 1996, the Company completed a transaction whereby it
------
acquired 100% of the outstanding common stock of Harlyn International Company, Ltd. ("Harlyn"), a costume jewelry manufacturing company located in Bangkok, Thailand for approximately $2,300,000 in cash. The effective date of the transaction was July 1, 1996. On a proforma basis, if the Company and Harlyn had been combined as of the beginning of the fiscal year, sales for the nine month period ended September 30, 1996 would have been $13,582,458 and net income after tax would have been $642,040 or $.04 share. On a pro forma basis, if the companies had been combined as of the beginning of the fiscal year, sales for the nine month period ended September 30, 1995 would have been $13,358,622 and net income after tax would have been $2,105,506 or $.16 share. The unaudited proforma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition occurred at the beginning of the periods presented or of future results of operations of the consolidated companies. The above nine month periods, due to Harlyn International, Ltd.'s fiscal year end of June 30, 1996 and 1995, ended September 30, 1996 and 1995 include Harlyn International, Ltd.'s activity from July 1, 1996 to September 30, 1996 and July 1, 1995 to September 30, 1996, or 8 months of activity.

NOTE  5:  On  March 13,  1996, the  Company  entered into an agreement to
--------
acquire 40% of the outstanding common stock of Pure Energy Corporation, a privately held corporation. Under the terms of the agreement, the company's Chief Executive Officer will assume the post of Chairman and Chief Executive Officer of Pure Energy Corporation. The Company received the 40% interest in exchange for its commitment to fund up to $1,000,000 of further development and marketing costs associated with Pure Energy Corporation's product and by issuing in April 1996 400,000 stock options exercisable in the following manner, 200,000 exercisable at $8.50 per share and 200,000 at $12.00 per share. The Company accounted for the performance of the investment on the funding commitment on the equity method of accounting. The Company, in October of 1996, participated in a $5,000,000 private placement of equity in Pure Energy Corporation by investing $2,000,000 for additional equity, after which the Company owned approximately 38% of the outstanding Common Stock of Pure Energy Corporation.

NOTE 6:  The Company capitalizes certain direct-response advertising costs and
-------
amortizes such costs over a four month period beginning on the date the advertisement airs. The four month period approximates the period during which future period revenues are expected to be received from each direct-response advertising campaign. The nature of the direct-response advertising costs are primarily advertising and design costs associated with print advertisements.

NOTE 7: On February 7, 1996, the Company acquired 49% of the outstanding capital
-------
stock of Grant King International Co., Ltd. located in Bangkok, Thailand. The Company acquired the interest in Grant King International, Co. Ltd. in exchange for the issuance to its sole stockholder of 300,000 warrants exercisable at $5.50 per share. The Company has recorded an asset in the amount of $250,000 representing the ascribed value of the Company's investment in Grant King International, Co. Ltd. Additionally, on June 21, 1996, the Company acquired the remaining 51% interest in Grant King International, Ltd. for $414,000 in cash. The effective date for this second acquisition was July 1, 1996.

On June 21, 1996, the Company entered into an agreement to acquired certain assets of S.L.S Trading Co., Ltd for $650,000 paid with $150,000 in cash and $500,000 in stock warrants. The effective date of the transaction was July 1, 1996.

In August of 1996, the Company merged the operations of both Grant King International Co., Ltd. and S.L.S Trading Co., Ltd into a Thai corporation named The L.L. Knickerbocker (Thai) Company, Ltd. The corporation was inactive prior to the date of the merging of the above operations.

NOTE 8:  In October 1995, the Financial Accounting Standards Board issued
-------
Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which became effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation costs to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

NOTE 9: On September 24, 1996, the Company completed a private placement of
-------
convertible debentures of the Company which raised gross proceeds of $15,500,000 and net proceeds to the Company of $14,880,000. The debentures bear interest at the annual rate of seven percent (7%) and interest is paid quarterly in arrears. The maturity date of each debenture is four years from the date of issuance. The outstanding principal amount of and all accrued and unpaid interest under each debenture may be converted, at the option of the holder thereof, into shares of common stock of the Company at the conversion price in effect on the date of conversion. The conversion price per share of common stock of the Company may not be less than $5.25 per share nor greater than $12.00 per share and shall be determined as follows: during the first and second years that each debenture is outstanding the conversion price shall be equal to eighty-five percent (85%) of the market price of the Company's common stock on the date of conversion, during the third year that each debenture is outstanding the conversion price shall be equal to the market price of the Company's common stock on the date of conversion, and during the fourth year that each debenture is outstanding the conversion price shall be equal to one hundred twenty percent (120%) of the market price of the Company's common stock on the date of conversion. Up to 1/3 of the outstanding principal amount, and all accrued and unpaid interest thereon at such time, of each debenture will become convertible on the date that is ten
(10) days after the date that the registration statement of the common shares underlying the debentures has been declared effective by the Securities and Exchange Commission (the "Registration Date"), with an additional 1/3 of the outstanding principal amount of, and all accrued and unpaid interest thereon at such time, of each debenture becoming convertible on the dates that are thirty
(30) and sixty (60) days from the Registration Date.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Form 10-QSB/A.

GENERAL BUSINESS DESCRIPTION

The Company's core business is to develop a diverse line of consumer products, contract for the manufacture of those products to the Company's specifications, and market those products to customers. The Company's strength and history has been its strategy in marketing to the home shopping industry by identifying the industry's key product segments (i.e. collectibles, environmental systems, jewelry, and health and beauty products) and building brand name recognition within those product segments. The Company attempts to use a celebrity or spokesperson to enhance the appeal of its products. Using this strategy, the Company was the first to bring celebrities to the home shopping industry. The Company's celebrity programs have included products endorsed by Marie Osmond, Annette Funicello, Bob Mackie, Farrah Fawcett, Angie Dickinson, Richard Simmons, Phyllis Diller, Joan Collins, and Rue McClanahan. The Company plans to expand celebrity programs introducing new key product segments.

The Company has expanded from marketing its products through its core, home shopping business to include direct response marketing channels such as print media advertising, infomercials, direct mail campaigns, and the internet. The Company has also developed product distribution through retail stores and retail catalog accounts.

The Company is actively involved in the development of an alternative fuel through its 38% ownership of the Pure Energy Corporation. Pure Energy Corporation is attempting to develop a proprietary alternative fuel source.

The Company, through its joint venture with Paxson Communications Corporation, is currently developing infomercials for several new products and services. The Company believes that the joint venture will provide synergistic opportunities for strategic growth.

The Company cancelled plans to market a patented hair removal system, called "Classy Lady". The Company cancelled marketing the hair removal system due to long delays in obtaining FDA approval.

As a result of the Company's growth in its core, home shopping business, the Company has scaled back its marketing consulting services to outside companies so that it can direct its resources towards fulfilling the demands related to the expansion of its home shopping business.

The Company, on June 18, 1996, acquired 100% of the outstanding common stock of Krasner Group, Inc., a costume jewelry manufacturer and wholesaler. The acquisition of Krasner Group, Inc. will allow the Company to penetrate the large jewelry market in the home shopping industry.

Effective July 1, 1996, the Company acquired the remaining interest in Grant King International, Ltd, a jewelry design and development company located in Bangkok, Thailand. The Company also acquired the operations of S.L.S. Trading Company, a stone cutting and wholesaling company, also located in Bangkok, Thailand. The integration of the U.S. and Thailand jewelry operations is expected to give the Company an advantage in the home shopping jewelry market, although no assurance can be given in this regard. In August of 1996, the operations of Grant King International, Ltd. and S.L.S Trading Co., Ltd were merged into a new 100% owned Thai corporation named The L.L. Knickerbocker
(Thai) Company, Ltd. The results of operations for the quarter ended September 30, 1996 include three months of activity of the L.L. Knickerbocker (Thai) Company, Ltd.

Effective July 1, 1996, the Company acquired 100% of the outstanding common stock of Harlyn International Company, Ltd, a Thailand-based manufacturer and wholesaler of fine jewelry ("Harlyn"). The purchase price for Harlyn was approximately $2,300,000 in cash, all of which was paid on November 14, 1996. Harlyn has an established base of international customers. The Company expects to utilize the manufacturing abilities of Harlyn, to help establish the Company in the significant jewelry category within the home shopping industry.

The Company, on September 18, 1996, acquired 25% of the common stock of both Self-Heating Container Corporation and Insta-Heat, Inc., a related corporation. The Company has received distribution rights from these companies for a product that self-heats canned liquids and meals on demand by pressing a button.

On October 10, 1996, the Company signed a letter of intent to acquire simultaneously 100% of the common stock of Georgetown Collection, Inc. and Magic Attic Press, Inc., marketers of collectible dolls, books, and accessories through catalogs. The acquisition is expected to allow the Company to expand its distribution channels to include catalog.

The intent of the Company in signing the above agreements is to identify and introduce new, marketable products while expanding the Company's distribution network.

This Quarterly Report on Form 10-QSB/A contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company may experience significant fluctuations in future operating results due to a number of factors, including, among other things, the size and timing of customer orders, new or increased competition, delays in new product enhancements and new product introductions, quality control difficulties, changes in market demand, market acceptance of new products, product returns, seasonality in product purchases, pricing trends in the specific markets in which the Company is active, acquisitions of new companies and dispositions of subsidiaries or divisions of the Company. Any of these factors could cause operating results to vary significantly from prior periods. Significant variability in orders during any period may have a material adverse impact on the Company's cash flow or work flow, and any significant decrease in orders could have a material adverse impact on the Company's results of operations and financial condition. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Fluctuations in the Company's operating results could cause the price of the Company's Common Stock to fluctuate substantially.

Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately, and many of which are beyond the control of the Company. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

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

THE FOLLOWING COMPARISONS ARE FOR THE QUARTERS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995.

Revenues

Third quarter revenues increased 73% from $4,774,324 in 1995 to $8,271,591 in 1996. The increase in revenues was due primarily to an increase in jewelry sales as a result of the acquisitions of the Company's subsidiaries, Krasner Group, Inc. and L.L. Knickerbocker (Thai) Company, Ltd. Revenues from the sales of costume jewelry increased to $3,303,925 in 1996 from $0 in 1995. Revenues from the sales of fine jewelry increased to $2,312,254 in 1996 from $0 in 1995. Revenues from the Marie Osmond collectible doll line decreased to $1,191,367 in 1996 from $$2,006,273 in 1995. Revenues from the Annette Funicello collectible bear line increased to $192,973 in 1996 from $163,696 in 1995.

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

Gross profit

Gross profit increased 69% from $5,266,505 in 1995 to $8,881,200 in 1996 due primarily to the growth in revenues from the Marie Osmond collectible doll program, Annette Funicello collectible bear program, and the addition of jewelry programs. Gross profit also increased from direct response revenues where products are sold at retail prices, as opposed to wholesale prices, to the home shopping industry. The overall gross profit percentage of the Company decreased slightly due to the lower gross profit associated with the lower margins associated with jewelry sales. The Company has also discontinued its Media Production division which, although achieved high margins to the Company, brought on collection issues. As a result of the foregoing, the overall gross profit percentage of the Company decreased from 57.7% in 1995 to 47.1% in 1996.

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

Cash flow used in operations was $1,046,152 due to the increase in inventory and other current assets associated with the acquisitions of Krasner Group, Inc, Harlyn International Company, Ltd., and L.L. Knickerbocker (Thai) Company, Ltd. The Company's cash flow also decreased due to the payments made to decrease accounts payable. The Company's liquidity increased due to the influx of capital from the exercise of stock options and warrants and due to the increase in profits experienced during the first nine months of 1996. The combination of the above factors resulted in an overall increase in working capital from $7,847,207 at December 31, 1995 to $21,626,035 at September 30, 1996. The current ratio for the Company decreased from 4.09 at December 31, 1995 to 2.28 at September 30, 1996. The decrease in the Company's current ratio is primarily attributed to the assumption of lines of credit of Krasner Group, Inc., Haryln International Company, Ltd., and L.L. Knickerbocker (Thai) Company, Ltd.

The Company currently has approximately 307,500 warrants remaining to be exercised associated with the overallotment of shares in connection with the initial public offering. The infusion of cash from the initial public offering and the subsequent exercise of the common stock warrants has improved the liquidity of the Company considerably. Additionally, in addition to other options currently outstanding, the Company has outstanding 1,296,000 options to acquire common stock of the Company held by various celebrities, spokespersons, consultants, and officers and directors of the Company exercisable at $.75 per share. The Company expects to receive additional funds from the exercise of these shares. The above exercise of warrants and options should contribute to the liquidity and working capital of the Company.

                          PART II. OTHER INFORMATION
                          --------------------------

ITEM 5.   Other Information
-------   -----------------

A.        Acquisition of Harlyn International Company, Ltd.
          -------------------------------------------------

         (i)   Acquisition
               -----------

          On November 14, 1996, the Company completed a transaction whereby it acquired one hundred percent (100%) of the outstanding common stock of Harlyn International Company, Ltd. ("Harlyn"), a costume jewelry manufacturing company located in Bangkok, Thailand, for approximately $2,300,000 in cash. The effective date of the transaction was July 1, 1996. The Company acquired the stock of Harlyn from Harlyn Products, Inc., a California corporation. The Company used its own funds to pay the purchase price for the acquisition of Harlyn. The assets of Harlyn include a manufacturing plant and equipment used in connection with the manufacture of jewelry, and the Company intends to continue to use the assets of Harlyn for the manufacture of jewelry.

          (ii)  Financial Statements of Business Acquired.
                ------------------------------------------

          It is impracticable to provide the required financial statements for Harlyn for this Form 10-QSB/A at this time. The required financial statements for Harlyn will be filed as an amendment to this Form 10-QSB/A as soon as practicable but not later than sixty (60) days after this Form 10-QSB/A has been filed, in accordance with the requirements contained in the instructions for filing reports on Form 8-K.

          (iii) Pro Forma Financial Information.
                --------------------------------

          It is impracticable to provide the required pro forma financial information in this Form 10-QSB/A at this time. The required pro forma financial information will be filed as an amendment to this Form 10-QSB/A as soon as practicable but not later than sixty (60) days after this Form 10-QSB/A has been filed, in accordance with the requirements contained in the instructions for filing reports on Form 8-K.

B.        Issuance of Convertible Debentures and Warrant.
          -----------------------------------------------

          On September 24, 1996, the Company completed a private placement of convertible debentures of the Company which raised gross proceeds of $15,500,000 and net proceeds to the Company of $14,880,000. The debentures bear interest at the annual rate of seven percent (7%) and interest is paid quarterly in arrears. The maturity date of each debenture is four years from the date of issuance. The outstanding principal amount of and all accrued and unpaid interest under each debenture may be converted, at the option of the holder thereof, into shares of common stock of the Company at the conversion price in effect on the date of conversion. The conversion price per share of common stock of the Company may not be less than $5.25 per share nor greater than $12.00 per share and shall be determined as follows: during the first and second years that each debenture is outstanding the conversion price shall be equal to eighty-five percent (85%) of the market price of the Company's common stock on the date of conversion, during the third year that each debenture is outstanding the conversion price shall be equal to the market price of the Company's common stock on the date of conversion, and during the fourth year that each debenture is outstanding the conversion price shall be equal to one hundred twenty percent (120%) of the market price of the Company's common stock on the date of conversion. Up to 1/3 of the outstanding principal amount, and all accrued and unpaid interest thereon at such time, of each debenture will become convertible on the date that is ten
(10) days after the date that the registration statement of the common shares underlying the debentures has been declared effective by the Securities and Exchange Commission (the "Registration Date"), with an additional 1/3 of the outstanding principal amount of, and all accrued and unpaid interest thereon at such time, of each debenture becoming convertible on the dates that are thirty
(30) and sixty (60) days from the Registration Date.

          In connection with the purchase and sale of the debentures, (i) the Company and each investor entered into a Private Securities Subscription Agreement pursuant to which each investor and the Company made certain representations and warranties to each other in connection with the purchase of the debentures by the investors, (ii) the Company executed and delivered to each investor a 7% Convertible Debenture containing the terms discussed above, (iii) the Company and each investor entered into a Registration Rights Agreement pursuant to which the Company granted to each investor certain registration rights with respect to the shares of the Common Stock of the Company into which the Debentures are convertible, and (iv) the Company executed and delivered to Shoreline Pacific Institutional Finance, the Institutional Division of Financial West Group, a Common Stock Purchase Warrant Certificate for the purchase of 31,313 shares of the Common Stock of the Company at an exercise price of $9.90 per share.

ITEM 6.   Exhibits and Reports on Form 8-K
------    --------------------------------

A. Exhibits.
   ---------

Exhibit
Number                          Description
-------                         -----------
 3.1     Articles of Incorporation of International Beauty Supply, Ltd.
         ("IBS") dated July 11, 1985.(1)

 3.2     Amendment to Articles of Incorporation of IBS dated May 24, 1993.(1)

 3.3     Certificate of Amendment to Articles of Incorporation of The L. L.
         Knickerbocker Co., Inc. (the "Company") dated June 20, 1994.(1)

 3.4 Certificate of Amendment to Articles of Incorporation of the Company dated September 27, 1994.(1)

 3.5     Bylaws of the Company.(2)

 4.1     Qualified Stock Option Plan adopted by the Company on September 27,
         1994 along with form of Stock Option Agreement.(3)

 4.2     Form of Warrant Agreement.(3)

 4.3     Form of Representative's Warrant issued to W.B. McKee Securities, Inc.
         upon consummation of the Company's offering on January 25, 1995.(3)

 4.4     Form of Common Stock Purchase Warrant Certificate issued to
         Shoreline Pacific, the Institutional Finance Division of Financial
         West Group.(4)

 4.5     Form of 7% Convertible Debenture.(4)

10.1     Form of Private Securities Subscription Agreement.(4)

10.2     Form of Registration Rights Agreement.(4)

10.3     Stock Purchase Agreement dated September 30, 1996 by and among Harlyn
         Products, Inc., Harlyn International and the Company.(4)

10.4 First Amendment to Stock Purchase Agreement dated October 15, 1996 by and among Harlyn Products, Inc., Harlyn International Company, Ltd. and the Company.(4)

10.5 Second Amendment to Stock Purchase Agreement dated November 7, 1996 by and among Harlyn Products, Inc., Harlyn International Company, Ltd.
         and the Company.(4)

27.1     Financial Data Schedule(4)

-------------------------------------------
(1) Filed as part of Exhibit 3.1 to The L. L. Knickerbocker Co., Inc. Form SB-2 Registration Statement No. 33-85230-LA as filed with the Securities and Exchange Commission on or about October 13, 1994.

(2) Filed as an Exhibit to the L. L. Knickerbocker Co., Inc. Annual Report on Form 10-KSB filed on or about March 29, 1995.

(3) Filed as an Exhibit to The L. L. Knickerbocker Co., Inc. Form SB-2 Registration Statement No. 33-85230-LA as filed with the Securities and Exchange Commission on or about October 13, 1994.

(4) Filed Herewith.

B. Reports on Form 8-K
   -------------------

   No reports on Form 8-K were filed.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE L.L. KNICKERBOCKER CO., INC.


Date:   November 27, 1996           By:  /s/  Anthony P. Shutts
                                    -----------------------------
                                    Anthony P. Shutts
                                    Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------


Exhibit
Number                                 Description
-------       ------------------------------------------------------------------
  3.1         Articles of Incorporation of International Beauty Supply, Ltd.
              ("IBS") dated July 11, 1985.(1)

  3.2         Amendment to Articles of Incorporation of IBS dated May 24,
              1993.(1)

  3.3         Certificate of Amendment to Articles of The L. L. Knickerbocker
              Co., Inc.  (the "Company") dated June 20, 1994.(1)

  3.4 Certificate of Amendment to Articles of Incorporation of the Company dated September 27, 1994.(1)

  3.5         Bylaws of the Company.(2)

  4.1         Qualified Stock Option Plan adopted by the Company on September
              27, 1994 along with form of Stock Option Agreement.(3)

  4.2         Form of Warrant Agreement.(3)

  4.3         Form of Representative's Warrant issued to W.B. McKee Securities,
              Inc. upon consummation of the Company's offering on January 25, 1995.(3)

  4.4         Form of Common Stock Purchase Warrant Certificate issued to
              Shoreline Pacific, the Institutional Finance Division of Financial
              West Group.(4)

  4.5         Form of 7% Convertible Debenture(4)

 10.1         Form of Private Securities Subscription Agreement(4)

 10.2         Form of Registration Rights Agreement(4)

 10.3         Stock Purchase Agreement dated September 30, 1996 by and among
              Harlyn Products, Inc., Harlyn International and the Company(4)

 10.4 First Amendment to Stock Purchase Agreement dated October 15, 1996 by and among Harlyn Products, Inc., Harlyn International Company,
              Ltd. and the Company(4)

 10.5         Second Amendment to Stock Purchase Agreement dated November 7,
              1996 by and among Harlyn Products, Inc., Harlyn International
              Company, Ltd. and the Company(4)

 27.1         Financial Data Schedule(4)

-------------------------------------------------------------------------------

(1) Filed as part of Exhibit 3.1 to The L. L. Knickerbocker Co., Inc. Form SB-2 Registration Statement No. 33-85230-LA as filed with the Securities & Exchange Commission on or about October 13, 1994.

(2) Filed as an exhibit to the L. L. Knickerbocker Co., Inc. Annual Report on Form 10-KSB filed on or about March 29, 1995.

(3) Filed as an Exhibit to The L. L. Knickerbocker Co., Inc. Form SB-2 Registration Statement No. 33-85230-LA as filed with the Securities & Exchange Commission on or about October 13, 1994.

(4) Filed herewith.