Form 10QSB/A
period 1996-09-30
KNICKERBOCKER L L CO INC
filed 1997-01-16
CIK 932136

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A
                              AMENDMENT NUMBER 2

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

27.1     Financial Data Schedule(5)

-------------------------------------------
(1) Filed as part of Exhibit 3.1 to The L. L. Knickerbocker Co., Inc. Form SB-2 Registration Statement No. 33-85230-LA as filed with the Securities and Exchange Commission on or about October 13, 1994.

(2) Filed as an Exhibit to The L. L. Knickerbocker Co., Inc. Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on or about March 29, 1995.

(3) Filed as an Exhibit to The L. L. Knickerbocker Co., Inc. Form SB-2 Registration Statement No. 33-85230-LA as filed with the Securities and Exchange Commission on or about October 13, 1994.

(4) Filed as an Exhibit to The L.L. Knickerbocker Co., Inc. Form 10-QSB/A as filed with the Securities and Exchange Commission on November 27, 1996.

(5) Filed herewith.

B. Reports on Form 8-K
   -------------------

   No reports on Form 8-K were filed.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE L.L. KNICKERBOCKER CO., INC.


Date:   January 15, 1997            By:  /s/  Anthony P. Shutts
                                    -----------------------------
                                    Anthony P. Shutts
                                    Chief Financial Officer

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

 27.1         Financial Data Schedule(5)

-------------------------------------------------------------------------------

(1) Filed as part of Exhibit 3.1 to The L. L. Knickerbocker Co., Inc. Form
    SB-2 Registration Statement No. 33-85230-LA as filed with the Securities and Exchange Commission on or about October 13, 1994.

(2) Filed as an exhibit to the L. L. Knickerbocker Co., Inc. Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on or about March 29, 1995.

(3) Filed as an Exhibit to The L. L. Knickerbocker Co., Inc. Form SB-2 Registration Statement No. 33-85230-LA as filed with the Securities and Exchange Commission on or about October 13, 1994.

(4) Filed as an Exhibit to the L.L. Knickerbocker Co., Inc. Form 10-QSB/A as filed with the Securities and Exchange Commission on November 27, 1996.

(5) Filed herewith.