Form 10QSB/A
period 1996-09-30
KNICKERBOCKER L L CO INC
filed 1997-01-27
CIK 932136

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A
                              AMENDMENT NUMBER 3

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

          (ii)  Financial Statements of Business Acquired.
                -----------------------------------------
          The financial statements for the years ended June 30, 1996, June 30, 1995, and December 31, 1994 are included herewith. The financial statements for the years ended June 30, 1996 and 1995 are stated in Thai Baht currency and the financial statements for the year ended December 31, 1994 are in U.S. dollar. The average Dollar/Baht exchange rate for the year ended December 31, 1994 was approximately $1/26 Baht.

                     HARLYN INTERNATIONAL COMPANY LIMITED



                             FINANCIAL STATEMENTS

                          PERIOD ENDED JUNE 30, 1995

                   [LETTERHEAD OF DELOITTE TOUCHE TOHMATSU]

REPORT OF THE AUDITORS


We report to the shareholders of Harlyn International Company Limited that we have examined the balance sheet as at June 30, 1995, and the related statement of profit and loss and retained earnings for the period from January 1 to June 30, 1995 of Harlyn International Company Limited. Our examination was made in accordance with generally accepted auditing standards, and accordingly included such tests of the accounting records and such other auditing procedures as we considered necessary in the circumstances.

In our opinion, the aforementioned financial statements present fairly the financial position as at June 30, 1995 and the results of operations for the period from January 1 to June 30, 1995 of Harlyn International Company Limited, in conformity with generally accepted accounting principles applied on a basis consistent with that of the preceding period.


                                                     /s/ T. KRISHNAMRA

                                                   Toemsakdi Krishnamra
BANGKOK                                         Certified Public Accountant
October 9, 1995                                   DELOITTE TOUCHE TOHMATSU

                     HARLYN INTERNATIONAL COMPANY LIMITED
                                 BALANCE SHEET
                              AS AT JUNE 30, 1995
--------------------------------------------------------------------------------

                                    ASSETS

CURRENT ASSETS
   Cash in hand and at bank (Note 2)                              305,647
   Accounts receivable                                         30,265,756
   Amount due from the parent company (Note 3)                 68,459,725
   Inventories (Notes 1.1 and 4)                               57,550,801
   Value added tax refundable                                   9,345,285
   Other current assets                                         3,123,239
                                                              -----------
        Total Current Assets                                  169,050,453
                                                              -----------

PROPERTY, PLANT AND EQUIPMENT - net (Notes 1.2 and 5)          64,653,784

OTHER ASSETS (Notes 1.3 and 6)                                  6,536,074



                                                              -----------
TOTAL ASSETS                                           BAHT   240,240,311
                                                              ===========


Notes to the financial statements form an integral part of these statements

                     HARLYN INTERNATIONAL COMPANY LIMITED
                                 BALANCE SHEET
                              AS AT JUNE 30, 1995
--------------------------------------------------------------------------------

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft and loan from bank (Note 7)                      40,442,728
   Accounts payable                                                 7,885,574
   Accounts payable - the related company (Note 3)                 87,178,110
   Amount due to the related company (Note 3)                      13,271,183
   Current portion of long-term loan (Note 8)                       6,672,000
   Short-term borrowing from the related company (Note 3)          14,700,000
   Other current liabilities                                        4,045,800
                                                                  -----------
      Total Current Liabilities                                   174,195,395
                                                                  -----------

LONG-TERM LOAN (Note 8)                                            19,436,000
OTHER LIABILITIES                                                     811,667
                                                                  -----------
      TOTAL LIABILITIES                                           194,443,062
                                                                  -----------

SHAREHOLDERS' EQUITY
SHARE CAPITAL
   Registered capital
      150,000 ordinary shares of Baht 100.00 each                  15,000,000
                                                                  ===========
   Issued and paid-up capital
      150,000 ordinary shares of Baht 100.00 each,
      fully paid                                                   15,000,000

RETAINED EARNINGS
   Unappropriated                                                  30,797,249
                                                                  -----------
   TOTAL SHAREHOLDERS' EQUITY                                      45,797,249
                                                                  -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                BAHT    240,240,311
                                                                  ===========



Notes to the financial statements form an integral part of these statements

                     HARLYN INTERNATIONAL COMPANY LIMITED
              STATEMENT OF PROFIT AND LOSS AND RETAINED EARNINGS
                FOR THE PERIOD FROM JANUARY 1 TO JUNE 30, 1995

--------------------------------------------------------------------------------

REVENUES
   Sales                                                         215,355,324
   Other income                                                      326,623
                                                                 -----------
        Total Revenues                                           215,681,947
                                                                 -----------

EXPENSES
   Cost of sales                                                 149,862,975
   Selling and administrative expenses                            36,400,658
   Interest expenses                                               4,323,162
   Income tax                                                          -
                                                                 -----------
        Total Expenses                                           190,586,795
                                                                 -----------
NET PROFIT                                               BAHT     25,095,152
                                                                 ===========

RETAINED EARNINGS BROUGHT FORWARD                                  5,702,097

NET PROFIT                                                        25,095,152
                                                                 -----------

RETAINED EARNINGS CARRIED FORWARD                        BAHT     30,797,249
                                                                 ===========

NET PROFIT PER SHARE (Note 1.5)                          BAHT         167.30



Notes to the financial statements form an integral part of these statements

HARLYN INTERNATIONAL COMPANY LIMITED
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD FROM JANUARY 1 TO JUNE 30, 1995

1. SIGNIFICANT ACCOUNTING POLICIES

   1.1  Inventories are stated at the lower of cost or market value.

        Cost is calculated on an average basis for precious stones, and on a first-in, first-out basis for gold, silver and alloy.

   1.2  Property, plant and equipment are stated at cost.

        Depreciation is calculated by the straight-line method, based on the estimated useful lives of the assets. The principal annual rates used for this purpose are:

            Building and improvements                  5%
            Vehicles                                  20%
            Machinery and equipment                   20%
            Furniture and fixtures                    20%
            Tools                                     20%

   1.3 Deferred expenses are the incorporation expenses which are amortized over 4 years commencement in 1995.

   1.4 Assets and liabilities in foreign currencies are converted at commercial bank rates prevailing at the period-end.

        Gains or losses on exchange are included as income or expenses for the period.

   1.5 Net profit per share is computed on the basis of number of issued and paid-up shares outstanding at the end of the period.

2. CASH IN HAND AND AT BANK

   Cash in hand and at bank as at June 30, 1995 included time deposits of Baht 235,900 used as collateral for bank guarantees issued on the behalf of the Company. (See note 9.1)

3. RELATED COMPANY TRANSACTIONS

   A portion of the Company's business is represented by transactions with its parent and related companies and the financial statements reflects the effect of these transactions on the basis determined by the companies concerned.

   -  Transactions with the parent company consisted mainly of the following:

       Accounts receivable - trade                               110,204,169
       Accounts payable - trade                                  (41,744,444)
                                                                 -----------
                                                    BAHT          68,459,725
                                                                 ===========
       Purchases                                    BAHT          16,178,733
       Sales                                        BAHT          99,113,225
       Management service fee                       BAHT          12,013,230

  - Transactions with the related company consisted mainly of the following:

       Accounts payable - trade                     BAHT           87,178,110

       Accounts payable - other                                    24,217,388
       Accounts receivable - other                                (10,946,205)
                                                                  -----------
                                                    BAHT           13,271,183
                                                                  ===========

       Short-term borrowing                         BAHT           14,700,000
       Purchases                                    BAHT           67,874,208
       Interest income                              BAHT               79,414
       Interest expense                             BAHT              331,364

4. INVENTORIES

   Inventories consist of the following:


       Finished goods                                              16,486,362
       Raw materials                                               35,556,087
       Work-in-process                                              4,935,458
       Factory supplies                                               572,894
                                                                   ----------
                                                    BAHT           57,550,801
                                                                   ==========

5.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of the following:

        Land                                             11,528,000
        Building and improvements                        46,323,981
        Vehicles                                          1,973,826
        Machinery and equipment                           2,694,947
        Furniture and fixtures                            3,624,017
        Tools                                               467,520
                                                         ----------
                                                         66,612,291
        Less Accumulated depreciation                    (1,958,507)
        ----                                             ----------

                                                  BAHT   64,653,784
                                                         ==========

        Depreciation for the period               BAHT    1,841,926
                                                         ==========

    As at June 30, 1995, land and building have been mortgaged as collateral for bank overdraft, loan from bank and long-term loan. (See notes 7, 8 and 9.2)

6.  OTHER ASSETS

    Other assets consist of the following:

        Deposits - condominium                            5,600,000
        Deposits - others                                   572,666
        Deferred expenses                                   363,408
                                                          ---------
                                                  BAHT    6,536,074
                                                          =========

7.  BANK OVERDRAFT AND LOAN FROM BANK

    As at June 30, 1995, bank overdraft and loan from bank are guaranteed by related company and certain directors of the Company and secured by a mortgage of land and building as collateral. (See note 5)

8.  LONG-TERM LOAN

    Long-term loan consists of the following:

       Loan from bank
        - interest rate at MLR + 1% p.a., repayable
        monthly until 1998                                    26,108,000
       Less Current portion of long-term loan                 (6,672,000)
       ----                                                   ----------
                                                        BAHT  19,436,000
                                                              ==========

    The long-term loan mentioned above has been guaranteed by related company and certain directors of the Company and the agreement requires the Company to mortgage land and building as collateral. (See note 5)

9.  CONTINGENT LIABILITIES

    9.1 The Company has contingent liabilities to a bank for guarantees issued on its behalf for electricity amounting to Baht 235,900 as at June 30, 1995. (See note 2)

    9.2 The Company has credit facilities which include bank overdraft, packing credits, letters of credit, trust receipt, discount of export bills DP/ DA and/or general guaranteed lines of credit up to the limit of Baht 46,000,000 as at June 30, 1995. The credit facilities are guaranteed by the related company and certain directors of the Company and the facilities require the Company to mortgage land and building as collateral. (See note 5)

10. INVESTMENT PROMOTION PRIVILEGES

    The Company is entitled to certain rights and privileges as a promoted industry under the Promotion of Investment Act of B.E. 2520 (1977), including reducing custom duties on imported machinery and exemption of duties on raw and essential materials imported for production for one year from the date of first import and exemption from income tax for a period of 3 years from the date the Company commences receiving operating revenue. The Company has also obtained a permission to deduct 5% of the increased income over the previous year derived from exports for 10 years from the date the Company commenced receiving the income, provided that such income from export is not less than the average revenues from export sales over the previous three year period except for the first two years.

    The Company thus has to comply with certain conditions contained in the promotion certificate.

11. CHANGE OF THE ACCOUNTING PERIOD

    The shareholders of company passed the special resolution at the extraordinary meeting on January 23, 1995 to change the last day of the accounting period from the year ending on December 31 to the year ending on June 30, from January 1, 1995.

                     HARLYN INTERNATIONAL COMPANY LIMITED

                             FINANCIAL STATEMENTS

                        PERIOD ENDED DECEMBER 31, 1994

                   [LETTERHEAD OF DELOITTE TOUCHE TOHMATSU]


REPORT OF THE AUDITORS


We report to the shareholders of Harlyn International Company Limited that we have examined the balance sheet as at December 31, 1994, and the related statement of profit and loss and retained earnings for the period from March 16 (Date of incorporation) to December 31, 1994 of Harlyn International Company Limited. Our examination was made in accordance with generally accepted auditing standards, and accordingly included such tests of the accounting records and such other auditing procedures as we considered necessary in the circumstances.

In our opinion, the aforementioned financial statements present fairly the financial position as at December 31, 1994 and the results of operations for the period from March 16 (Date of incorporation) to December 31, 1994 of Harlyn International Company Limited, in conformity with generally accepted accounting principles.


                                                     /s/ T. KRISHNAMRA

                                                   Toemsakdi Krishnamra
BANGKOK                                         Certified Public Accountant
May 24, 1995                                     DELOITTE TOUCHE TOHMATSU

                     HARLYN INTERNATIONAL COMPANY LIMITED
                                 BALANCE SHEET
                            AS AT DECEMBER 31, 1994

--------------------------------------------------------------------------------

                         ASSETS
CURRENT ASSETS
  Cash at bank                                                             7,824
  Accounts receivable                                                    379,097
  Amount due from the parent company (Note 3)                            298,441
  Short-term loan to the related company (Note 3)                        777,580
  Inventories (Notes 1.1 and 4)                                          148,664
  Prepaid expenses                                                       187,909
  Other current assets                                                    68,785
                                                                       ---------
    Total Current Assets                                               1,868,300
                                                                       ---------

PROPERTY, PLANT AND EQUIPMENT - net (Notes 1.2 and 5)                  1,963,627

OTHER ASSETS (Notes 1.3 and 6)                                           148,715

                                                                       ---------
TOTAL ASSETS                                                     US$   3,980,642
                                                                       =========

Notes to the financial statements form an integral part of these statements

                     HARLYN INTERNATIONAL COMPANY LIMITED
                                 BALANCE SHEET
                            AS AT DECEMBER 31, 1994

--------------------------------------------------------------------------------

              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank overdraft and loan from bank (Note 7)                             845,154
  Accounts payable - the related company (Note 3)                        578,867
  Amount due to the parent company and the related company (Note 3)      459,893
  Current portion of long-term loan (Note 8)                             265,394
  Other current liabilities                                               65,466
                                                                       ---------
    Total Current Liabilities                                          2,214,774
                                                                       ---------

LONG-TERM LOAN (Note 8)                                                  927,923
                                                                       ---------
  TOTAL LIABILITIES                                                    3,142,697
                                                                       ---------

SHAREHOLDERS' EQUITY
SHARE CAPITAL
  Registered capital
    150,000 ordinary shares of Baht 100.00 each                          596,659
                                                                       =========
  Issued and paid-up capital
    150,000 ordinary shares of Baht 100.00 each, fully paid              596,659

RETAINED EARNINGS
  Unappropriated                                                         241,286
                                                                       ---------
  TOTAL SHAREHOLDERS' EQUITY                                             837,945
                                                                       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       US$   3,980,642
                                                                       =========

Notes to the financial statements form an integral part of these statements

                     HARLYN INTERNATIONAL COMPANY LIMITED
              STATEMENT OF PROFIT AND LOSS AND RETAINED EARNINGS
               FOR THE PERIOD FROM MARCH 16 TO DECEMBER 31, 1994

--------------------------------------------------------------------------------

REVENUES
  Sales (Note 2)                                                         682,684
  Other income                                                            31,497
                                                                         -------
    Total Revenues                                                       714,181
                                                                         -------

EXPENSES
  Cost of sales                                                          479,369
  Selling and administrative expenses                                     23,410
  Income tax                                                               8,706
                                                                         -------
    Total Expenses                                                       511,485
                                                                         -------
NET PROFIT                                                         US$   202,696
                                                                         =======

RETAINED EARNINGS BROUGHT FORWARD                                           -

NET PROFIT                                                               202,696

GAIN ON TRANSLATION (Note 2)                                              38,590
                                                                         -------
RETAINED EARNINGS CARRIED FORWARD                                  US$   241,286
                                                                         =======
NET PROFIT PER SHARE (Note 1.5)                                    US$      1.35

Notes to the financial statements form an integral part of these statements

HARLYN INTERNATIONAL COMPANY LIMITED
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD FROM MARCH 16 TO DECEMBER 31, 1994

1.  SIGNIFICANT ACCOUNTING POLICIES

    1.1  Inventories are stated at cost.

         Cost is calculated on an average basis for precious stones, and on a first-in, first-out basis for gold, silver and alloy.

    1.2  Property, plant and equipment are stated at cost.

         Depreciation is calculated by the straight-line method, based on the estimated useful lives of the assets. The principal annual rates used for this purpose are:

             Vehicles                          20%
             Machinery and equipment           20%
             Furniture and fixtures            20%

    1.3 Deferred expenses are the incorporation expenses which are amortized over 4 years commencement in 1995.

    1.4 Assets and liabilities in foreign currencies are converted at commercial bank rates prevailing at the period-end.

         Gains or losses on exchange are included as income or expenses for the period.

    1.5 Net profit per share is computed on the basis of number of issued and paid-up shares outstanding at the end of the period.

2.  FOREIGN CURRENCY TRANSLATION

    The financial position and results of operations of the Company are measured using local currency (Baht) as the functional currency. Assets, liabilities, and equity are translated at current exchange rates and revenues and expenses have been translated at average exchange rate in effect for the period. Sales, related receivables and related payable were made in U.S. Dollars, and are stated at actual invoice value.

3.  RELATED COMPANY TRANSACTIONS

    A portion of the Company's business is represented by transactions with its parent and related companies and the financial statements reflects the effect of these transactions on the basis determined by the companies concerned.

    . Transactions with the parent company consisted mainly of the following:

          Accounts receivable - trade             US$           298,441
          Accounts payable - other                US$            58,192
          Sales                                   US$           298,441

    . Transactions with the related company consisted mainly of the following:

          Loan                                    US$           777,580
          Accounts payable - trade                US$           578,867

          Accounts payable - other                              463,741
          Accounts receivable - other                           (62,040)
                                                                -------
                                                  US$           401,701
                                                                =======
          Purchases                               US$           541,859
          Interest income                         US$            29,020

4.  INVENTORIES

    Inventories consist of the following:

          Finished goods                                         71,673
          Raw materials                                          10,577
          Work-in-process                                        61,472
          Factory supplies                                        4,942
                                                                -------
                                                  US$           148,664
                                                                =======

5. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consist of the following:

         Land                                                   460,200
         Vehicles                                                78,795
         Machinery and equipment                                 91,082
         Furniture and fixtures                                 129,019
                                                              ---------
                                                                759,096
         Less Accumulated depreciation                           (4,654)
         ----                                                 ---------
                                                                754,442
         Construction in progress                             1,209,185
                                                              ---------
                                                         US$  1,963,627
                                                              =========

         Depreciation for the period                     US$      4,645
                                                              =========

   As at December 31, 1994, land and building have been mortgaged as collateral for bank overdraft, loan from bank and long-term loan. (See notes 7 and 8)

6. OTHER ASSETS

   Other assets consist of the following:

        Deposits - condominium                                 127,744
        Deposits - other                                         4,391
        Deferred expenses                                       16,580
                                                               -------
                                                        US$    148,715
                                                               =======

7. BANK OVERDRAFT AND LOAN FROM BANK

   As at December 31, 1994, bank overdraft and loan from bank are guaranteed by related company and certain directors of the Company and secured by a mortgage of land and building as collateral. (See note 5)

8. LONG-TERM LOAN

   Long-term loan consists of the following:

      Loan from bank
       - interest rate at MLR+1% p.a., repayable
         monthly until 1998                                    1,193,317
      Less Current portion of long-term loan                    (265,394)
      ----                                                     ---------
                                                         US$     927,923
                                                               =========

    The long-term loan mentioned above has been guaranteed by related company and certain directors of the Company and the agreement requires the Company to mortgage land and building as collateral. (See note 5)

9.  CONTINGENT LIABILITIES

    The Company has contingent liabilities to a bank for guarantees issued on its behalf for electricity amounting to Baht 195,000 (US$ 7,757) as at December 31, 1994.

10. INVESTMENT PROMOTION PRIVILEGES

    The Company is entitled to certain rights and privileges as a promoted industry under the Promotion of Investment Act of B.E. 2520 (1977), including reducing custom duties on imported machinery and exemption of duties on raw and essential materials imported for production for one year from the date of first import and exemption from income tax for a period of 3 years from the date the Company commences receiving operating revenue. The Company has also obtained a permission to deduct 5% of the increased income over the previous year derived from exports for 10 years from the date the Company commenced receiving the income, provided that such income from export is not less than the average revenues from export sales over the previous three year period except for the first two years.

    The Company thus has to comply with certain conditions contained in the promotion certificate.

                   [LETTERHEAD OF DELOITTE TOUCHE TOHMATSU]

--------------------------------------------------------------------------------

                     HARLYN INTERNATIONAL COMPANY LIMITED

                             FINANCIAL STATEMENTS

                           YEAR ENDED JUNE 30, 1996

--------------------------------------------------------------------------------

                   [LETTERHEAD OF DELOITTE TOUCHE TOHMATSU]

REPORT OF THE AUDITORS

We report to the shareholders of Harlyn International Company Limited that we have examined the balance sheet as of June 30, 1996, and the related statement of profit and loss and retained earnings for the year ended June 30, 1996 of Harlyn International Company Limited. Our examination was made in accordance with generally accepted auditing standards, and accordingly included such tests of the accounting records and such other auditing procedures as we considered necessary in the circumstances, except as stated in the following paragraphs.

From our examination we found that the Company may have investment in another company as at June 30, 1996, but there is no resolution on this matter and the Company has not recorded such investment in its accounts. (See note 13)

As at June 30, 1996, the Company has receivables from its major shareholder company which has been long outstanding, the total amount is deemed material; management of the Company considers that these receivable amounts may be uncollectible as its major shareholder company is suffering from liquidity problems. (See notes 3 and 12) However, no allowance has been made for such receivable balances. Had an allowance been made, the Company may have a major capital deficiency and this may affect its operations on a going concern basis.


Because of the matter referred to in paragraph 3 has a material effect on the financial statements for the year ended June 30, 1996, we are unable to and we do not express an opinion on the balance sheet as at June 30, 1996 and the statement of profit and loss and retained earnings for the year ended June 30, 1996.

                                                 /s/ TOEMSAKDI KRISHNAMRA
                                                 ------------------------------
                                                     Toemsakdi Krishnamra
BANGKOK                                           Certified Public Accountant
August 28, 1996                                    DELOITTE TOUCHE TOHMATSU
(Except for notes 4.12 and 13 which are dated November 7, 1996)

                     HARLYN INTERNATIONAL COMPANY LIMITED
                                 BALANCE SHEET
                              AS AT JUNE 30, 1996

-------------------------------------------------------------------------------

                                    ASSETS

CURRENT ASSETS
  Cash in hand and at bank                                             60,990
  Accounts receivable - net (Note 2)                                9,582,466
  Accounts receivable - the parent company (Note 3.1)             153,869,161
  Amount due from the parent company (Note 3.1)                    10,026,270
  Inventories (Notes 1.1 and 4)                                    38,503,641
  Deposits used as collateral (Note 5)                                334,648
  Other current assets                                              1,826,229
                                                                  -----------
      Total Current Assets                                        214,203,405
                                                                  ===========

PROPERTY, PLANT AND EQUIPMENT - net (Notes 1.2 and 6)              64,081,165

OTHER ASSETS (Notes 1.3 and 7)                                        957,827




                                                                  -----------
TOTAL ASSETS                                              BAHT    279,242,397
                                                                  ===========





Notes to the financial statements form an integral part of these statements

                     HARLYN INTERNATIONAL COMPANY LIMITED
                                 BALANCE SHEET
                              AS AT JUNE 30, 1996

-------------------------------------------------------------------------------

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft and loan from bank (Note 8)                         38,190,760
   Accounts payable                                                    5,977,630
   Accounts payable - the related company (Note 3.2)                  87,292,666
   Amount due to the parent company (Note 3.1)                        35,623,863
   Amount due to the related company (Note 3.2)                       13,435,461
   Current portion of long-term loan (Note 9)                          6,672,000
   Short-term borrowing from the related company (Note 3.2)           16,620,000
   Other current liabilities                                           6,545,612
                                                                     -----------
       Total Current Liabilities                                     210,357,992
                                                                     -----------
LONG-TERM LOAN (Note 9)                                               12,764,000
OTHER LIABILITIES                                                        998,070
                                                                     -----------
       TOTAL LIABILITIES                                             224,120,062
                                                                     -----------

SHAREHOLDERS' EQUITY
SHARE CAPITAL
   Registered capital
     150,000 ordinary shares of Baht 100.00 each                      15,000,000
                                                                     ===========
   Issued and paid-up capital
     150,000 ordinary shares of Baht 100.00 each, fully paid          15,000,000

RETAINED EARNINGS
   Unappropriated                                                     40,122,335
                                                                     -----------
   TOTAL SHAREHOLDERS' EQUITY                                         55,122,335
                                                                     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    BAHT   279,242,397
                                                                     ===========


Notes to financial statements form an integral part of these statements

                     HARLYN INTERNATIONAL COMPANY LIMITED
              STATEMENT OF PROFIT AND LOSS AND RETAINED EARNINGS
                       FOR THE YEAR ENDED JUNE 30, 1996

-------------------------------------------------------------------------------

REVENUES
   Sales                                               328,718,198
   Other income                                          5,675,367
                                                       -----------
     Total Revenues                                    334,393,565
                                                       -----------

EXPENSES
   Cost of sales                                       258,789,773
   Selling and administrative expenses                  52,381,593
   Interest expense                                     13,897,113
                                                       -----------
     Total Expenses                                    325,068,479
                                                       -----------
NET PROFIT                                      BAHT     9,325,086
                                                       ===========

RETAINED EARNINGS BROUGHT FORWARD                       30,797,249

NET PROFIT                                               9,325,086
                                                       -----------
RETAINED EARNINGS CARRIED FORWARD               BAHT    40,122,335
                                                       ===========

NET PROFIT PER SHARE (Note 1.5)                 BAHT         62.17





Notes to the financial statements form an integral part of these statements

HARLYN INTERNATIONAL COMPANY LIMITED
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 1996

1. SIGNIFICANT ACCOUNTING POLICIES

   1.1  Inventories are stated at the lower of cost or market value.

        Cost is calculated on an average basis for precious stones, and on a first-in, first-out basis for gold, silver and alloy.

   1.2  Property, plant and equipment are stated at cost.

        Depreciation is calculated by the straight-line method, based on the estimated useful lives of the assets. The principal annual rates used for this purpose are:


             Building and improvements        5%
             Vehicles                        20%
             Machinery and equipment         20%
             Furniture and fixtures          20%
             Tools                           20%

   1.3 Deferred expenses are the incorporation expenses which are amortized over 4 years commencement in 1995.

   1.4 Assets and liabilities in foreign currencies are converted at commercial bank rates prevailing at the period-end.

        Gains or losses on exchange are included as income or expenses for the period.

   1.5 Net profit per share is computed on the basis of number of issued and paid-up shares outstanding at the end of the period.

2. ACCOUNTS RECEIVABLE

   Accounts receivable consist of the following:


           Accounts receivable                                  10,553,201
           Less Allowance for doubtful accounts                   (970,735)
           ----                                                 ----------
           Accounts receivable - net                   BAHT      9,582,466
                                                                ==========

3. RELATED COMPANY TRANSACTIONS

   A portion of the Company's business is represented by transactions with its parent and related companies and the financial statements reflects the effect of these transactions on the basis determined by the companies concerned.

   3.1 Transactions with the parent company consisted mainly of the following:

            Accounts receivable - trade                  181,404,744
            Accounts payable - trade                     (27,535,583)
                                                         -----------
                                                   BAHT  153,869,161
                                                         ===========
            Accounts receivable - other                   23,239,795
            Accounts payable - other                     (13,213,525)
                                                         -----------
                                                   BAHT   10,026,270
                                                         ===========
            Accounts payable - management fee      BAHT  (35,623,863)

            Purchases                              BAHT   20,837,003
            Sales                                  BAHT   98,425,436
            Management service fee                 BAHT   23,497,877

   3.2 Transactions with the related company consisted mainly of the following:

            Accounts payable - trade               BAHT  (87,292,666)

            Accounts receivable - other                   13,283,941
            Accounts payable - other                     (26,160,440)
                                                         -----------
                                                   BAHT  (12,876,499)
                                                         ===========

            Accrued interest income                        1,334,189
            Accrued interest expense                      (1,893,151)
                                                         -----------
                                                   BAHT     (558,962)
                                                         -----------

            Short-term borrowing                   BAHT  (16,620,000)

            Purchases                              BAHT      107,062
            Interest income                        BAHT      526,384
            Interest expense                       BAHT    1,561,787

4.  INVENTORIES

    Inventories consist of the following:

        Finished goods                             13,956,095
        Raw materials                              19,294,861
        Work-in-process                             4,977,821
        Factory supplies                              274,864
                                                   ----------
                                           BAHT    38,503,641
                                                   ==========

5.  DEPOSITS USED AS COLLATERAL

    Time deposits at bank of Baht 334,648 as at June 30, 1996 are used as collateral for bank guarantees issued on the behalf of the Company. (See note 10.1)

6.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of the following:

        Land                                       11,528,000
        Building and improvements                  48,774,565
        Vehicles                                    1,973,826
        Machinery and equipment                     2,782,409
        Furniture and fixtures                      3,909,560
        Tools                                       1,372,677
                                                   ----------
                                                   70,341,037
        Less Accumulated depreciation              (6,259,872)
        ----                                       ----------
                                           BAHT    64,081,165
                                                   ==========
        Depreciation for the year          BAHT     4,301,365
                                                   ==========

    As at June 30, 1996, land and building have been mortgaged as collateral for bank overdraft, loan from bank and long-term loan. (See notes 8.9 and 10.2)

7.  OTHER ASSETS

    Other assets consist of the following:

        Deposits                                      698,250
        Deferred expenses                             259,577
                                                      -------
                                           BAHT       957,827
                                                      =======

8.  BANK OVERDRAFT AND LOAN FROM BANK

    As at June 30, 1996, bank overdraft and loan from bank are guaranteed by related company and certain directors of the Company and secured by a mortgage of land and building as collateral. (See note 6)

9.  LONG-TERM LOAN

    Long-term loan consists of the following:

     Loan from bank
      - interest rate at MLR + 1% p.a., repayable
        monthly until 1998                                          19,436,000
     Less Current portion of long-term loan                         (6,672,000)
                                                                    ----------
                                                              BAHT  12,764,000
                                                                    ==========

     The long-term loan mentioned above has been guaranteed by related company and certain directors of the Company and the agreement requires the Company to mortgage land and building as collateral. (See note 6)

10.  CONTINGENT LIABILITIES

     10.1 The Company has contingent liabilities to a bank for guarantees issued on its behalf for electricity amounting to Baht 316,300 as at June 30, 1996. (See note 5)

     10.2 The Company has credit facilities which include bank overdraft, packing credits, letters of credit, trust receipts, discount of export bills DP/DA and/or general guaranteed lines of credit up to the limit of Baht 76,000,000 as at June 30, 1996. The credit facilities are guaranteed by the related company and certain directors of the Company and the facilities require the Company to mortgage land and building as collateral. (See note 6)

11.  INVESTMENT PROMOTION PRIVILEGES

     The Company is granted certain rights and privileges as a promoted industry under the Promotion of Investment Act of B.E. 2520 (1977), including reduction of customs duties on imported machinery and exemption of duties on raw and essential materials imported for production for one year from the date of first import and exemption from income tax for a period of 3 years from the date the Company commences receiving operating revenue. The Company has also obtained a permission to deduct 5% of the increased income over the previous year derived from exports for 10 years from the date the Company commenced receiving the income, provided that such income from export is not less than the average revenues from export sales over the previous three year period except for the first two years.

     The Company thus has to comply with certain conditions contained in the promotion certificate.

12.  PARENT COMPANY - FINANCIAL CONDITION

     The parent company filed an 8K with the U.S. Securities and Exchange Commission in September 1996 stating that it is suffering from liquidity problems, and is trying to negotiate an extension of its bank borrowing and gold lease agreements. It reported that if negotiations with its financing sources were unsuccessful, the company would be forced to consider the possibility of filing for protection under Chapter 11.

13.  INVESTMENT IN SUBSIDIARY

     On June 15, 1995, Harlyn (Thailand) Co. Ltd., filed a shareholders' list with the Ministry of Commerce that showed the Company as the owner of 99,994 of the 100,000 ordinary shares issued by that company. On October 1, 1996, a new shareholders' list was prepared, which shows Harlyn Products Incorporated as the owner of those shares.

     No consideration was recorded for either the acquisition by the Company in June 1995 or for the disposition in October 1996.

          (iii)  Pro Forma Financial Information.
                 -------------------------------

THE L.L. KNICKERBOCKER CO., INC. (THE "COMPANY") AND
HARLYN INTERNATIONAL (HI)
HISTORICAL AND PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS SIX MONTHS ENDED JUNE 30, 1996 (UNAUDITED)

                                                                          Pro Forma
                                                                          Acquisition                              Pro Forma
                                     Company               HI             Adjustments             Note             Condensed
                                    Historical          Historical        Incr. (Decr.)        Reference          Consolidated
                                    ---------------------------------------------------------------------------------------------
Revenues                            $  10,580,888       $  5,250,746        (1,152,952)            7              $ 14,678,682

Cost of goods sold                      5,292,050          4,769,991        (1,050,410)            7                 9,011,631
                                    --------------------------------------------------                            ------------
Gross Margin                            5,288,838            480,755          (102,542)                              5,667,051

Selling, general
  and administrative expenses           3,527,733            818,695            13,120             1                 4,034,064
                                                                              (325,484)            6
                                    --------------------------------------------------                            ------------

Income from operations                  1,761,105           (337,940)          209,822                               1,632,987

Other Income/(expense)                     36,487           (218,205)                                                 (181,718)
                                    --------------------------------------------------                            ------------

Income before taxes                     1,797,592           (556,145)          209,822                               1,451,269

Provision for Income Taxes                719,037                                                                      719,037
                                    --------------------------------------------------                            ------------
Net Income                          $   1,078,555       $   (556,145)      $   209,822                            $    732,232
                                    ==================================================                            ============

Earnings per share                  $        0.07                                                                         0.04
                                    ==================================================                            ============
Weighted average common and
 common equivalent shares
 outstanding                           16,514,166                                                                   16,514,166
                                    ==================================================                            ============

THE L.L. KNICKERBOCKER CO., INC. (THE "COMPANY") AND
HARLYN INTERNATIONAL (HI)
HISTORICAL AND PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS TWELVE MONTHS ENDED DECEMBER 31, 1995 (UNAUDITED)

                                                                              Acquisition                       Pro Forma
                                                 Company          HI          Adjustments         Note          Condensed
                                                Historical    Historical      Incr. (Decr.)     Reference      Consolidated
                                               ----------------------------------------------------------------------------
Revenues                                       $13,140,346    $15,458,195      (6,596,113)          7           $22,002,428
Cost of goods sold                               6,327,322     10,882,786      (4,910,151)          7            12,299,957
                                               ------------------------------------------                      ------------
Gross Margin                                     6,813,024      4,575,409      (1,685,962)                        9,702,471
Selling, general and administrative expenses     4,767,170      2,295,316          26,239           1             6,012,250
                                                                               (1,076,475)          6
                                               ------------------------------------------                      ------------
Income from operations                           2,045,854      2,280,093        (635,726)                        3,690,221
Other Income/(expense)                             105,879       (651,163)                                         (545,284)
                                               ------------------------------------------                      ------------
Income before taxes                              2,151,733      1,628,930        (635,726)                        3,144,937
Provision for Income Taxes                         883,213        488,679                                         1,371,892
                                               ------------------------------------------                      ------------
Net Income                                       1,268,520      1,140,251        (635,726)                        1,773,045
                                               ==========================================                       ===========
Earnings per share                                    0.10                                                             0.13
                                               ==========================================                       ===========
Weighted average common and common
 equivalent shares outstanding                  13,280,199                                                       13,280,199
                                               ==========================================                       ===========

THE L.L. KNICKERBOCKER CO., INC. (THE "COMPANY") AND
HARLYN INTERNATIONAL (HI)
HISTORICAL AND PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 1996 (UNAUDITED)

                                                                                    Pro Forma
                                                                                   Acquisition                    Pro Forma
                                                   Company            HI           Adjustments        Note        Condensed
                                                  Historical      Historical       Incr. (Decr.)    Reference    Consolidated
                                                 -----------      ----------       -------------    ---------    ------------
Assets
------
Current assets
  Cash and equivalents                           $ 3,807,348      $     2,440      $(2,421,112)         2         $ 1,388,676
  Accounts receivable                              7,290,632          383,280                                       7,673,912
  Accounts receivable - parent                           -          7,482,080       (7,482,080)         3                 -
  Inventories                                      2,438,351        1,802,960                                       4,241,311
  Prepaid expenses                                 1,375,339              -                                         1,375,339
  Value added tax refundable                             -             47,600                                          47,600
  Deposits                                               -             13,400                                          13,400
  Other current assets                               433,953           25,440                                         459,393
                                                 ----------------------------------------------                   -----------
    Total current assets                          15,345,623        9,757,200       (9,903,192)                    15,199,631

Property and equipment, net                          957,564        2,685,080                                       3,642,644
Goodwill                                                 -                -            262,392          4             262,392
Investments                                        3,118,352              -                                         3,118,352
Other assets                                       4,808,109           70,440                                       4,878,549
                                                 ----------------------------------------------                   -----------
    Total assets                                  24,229,648       12,512,720       (9,640,800)                    27,101,568
                                                 ==============================================                   ===========

Liabilities
-----------
Current liabilities
  Bank Overdrafts and loan from bank                     -          1,539,360                                       1,539,360
  Accounts payable                                 3,765,241          239,120                                       4,004,361
  Accounts payable - related company                     -          3,754,520       (3,754,520)         3                 -
  Accrued liabilities                              2,195,169              -                                         2,195,169
  Amount due parent & related company                    -          3,062,760       (3,062,760)         3                 -
  Loans/notes payable                              1,645,205          266,880                                       1,912,085
  Short-term borrowing - related company                 -            664,800         (664,800)         3                 -
  Other current liabilities                          273,729          276,080                                         549,809
                                                 ----------------------------------------------                   -----------
    Total current liabilities                      7,879,344        9,803,520       (7,482,080)                    10,200,784

Long-term liabilities
  Long-term loan                                         -            510,560                                         510,560
  Other liabilities                                      -             39,920                                          39,920
  Deferred income                                    127,777              -                                           127,777
  Deferred income taxes                               19,450              -                                            19,450
                                                 ----------------------------------------------                   -----------
    Total liabilities                              8,026,571       10,354,000       (7,482,080)                    10,898,491
                                                 ----------------------------------------------                   -----------
Stockholders' Equity
  Common stock                                     8,173,355          600,000         (600,000)         5           8,173,355
  Additional paid-in capital                       5,175,700              -                                         5,175,700
  Retained earnings                                2,854,022        1,558,720       (1,558,720)         5           2,854,022
                                                 ----------------------------------------------                   -----------
  Total stockholders' equity                      16,203,077        2,158,720       (2,158,720)                    16,203,077
                                                 ----------------------------------------------                   -----------
Total liabilities and stockholders' equity        24,229,648       12,512,720       (9,640,800)                    27,101,568
                                                 ==============================================                   ===========

THE L.L. KNICKERBOCKER CO., INC.
NOTES TO HISTORICAL AND PRO FORMA UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The preceding statements set forth pro forma financial data of the Company for the year ended December 31, 1995, the six months ended June 30, 1996, and the balance sheet as of June 30, 1996. The pro forma condensed consolidated statements of operation for the year ended December 31, 1995 and for the six months ended June 30, 1996 gives pro forma effect to the Acquisition, related purchase accounting adjustments and to certain other adjustments as if the Acquisition and related transactions had occurred on January 1, 1995. The pro forma condensed consolidated balance sheet data as of June 30, 1996 gives pro forma effect to the Acquisiton and related transactions as if they had been consummated on June 30, 1996. The adjustments relating to the Acquisition and related transactions are described in the notes hereto. The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable.

The pro forma financial data does not necessarily reflect the results of operations or the financial position of the Company which actually would have resulted had the Acquisition been consummated as of the date or for the period indicated, and the pro forma financial data excludes the nonrecurring effects of certain purchase adjustments which will be reflected in financial statements prepared in accordance with generally accepted accounting principles. The pro forma adjustments are based on management's preliminary assumptions regarding purchase accounting adjustments. The actual allocation of the purchase price will be adjusted in accordance with Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises," to the extent that actual amounts differ from mangement's estimates.

The pro forma financial data should be read in conjunction with the consolidated financial statements of the Company and the notes thereto.

(1) To record amortization of Goodwill recorded in connection with the acquisition of Harlyn International Company Limited.

(2) To record cash payment in connection with the acquisition of Harlyn International Company Limited.

(3) To eliminate intercompany receivable and payables to Harlyn Products, Inc., not included in the acquisition.

(4) To record Goodwill in connection with the acquisition of Harlyn International Company Limited.

(5) To eliminate the historical equity accounts of Harlyn International Company Limited as required by Purchase accounting rules.

(6) To eliminate management fee from Harlyn Products, Inc. that will no longer be incurred on a combined company basis.

(7) To eliminate sales to Harlyn Products, Inc. and related cost of sales as there is no assurance that Harlyn Products, Inc. will continue as a customer subsequent to the Acquisition.

B.         Issuance of Convertible Debentures and Warrant.
           -----------------------------------------------

           On September 24, 1996, the Company completed a private placement of convertible debentures of the Company which raised gross proceeds of $15,500,000 and net proceeds to the Company of $14,800,000. The debentures bear interest at the annual rate of seven percent (7%) and interest is paid quarterly in arrears. The maturity date of each debenture is four years from the date of issuance. The outstanding principal amount of and all accrued and unpaid interest under each debenture may be converted, at the option of the holder thereof, into shares of common stock of the Company at the conversion price in effect on the date of conversion. The conversion price per share of common stock of the Company may not be less than $5.25 per share nor greater than $12.00 per share and shall be determined as follows: during the first and second years that each debenture is outstanding the conversion price shall be equal to eight-five percent (85%) of the market price of the Company's common stock on the date of conversion, and during the fourth year that each debenture is outstanding the conversion price shall be equal to one hundred twenty percent (120%) of the market price of the Company's common stock on the date of conversion. Up to 1/3 of the outstanding principal amount, and all accrued and unpaid interest thereon at such time, of each debenture will become convertible on the date that is ten (10) days after the date that the registration statement of the common shares underlying the debentures has been declared effective by the Securities and Exchange Commission (the "Registration Date"), with an additional 1/3 of the outstanding principal amount of, and all accrued and unpaid interest thereon at such time, of each debenture becoming convertible on the dates that are thirty (30) and sixty (60) days from the Registration Date.

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

(4) Filed as an Exhibit to The L.L. Knickerbocker Co., Inc. Form 10-QSB/A as filed with the Securities and Exchange Commission on November 27, 1996.

(5) Filed as an exhibit to the L.L. Knickerbocker Co., Inc. form 10-QSB Amendment number 2 as filed with the Securities and Exchange Commission on January 16, 1997.

B. Reports on Form 8-K
   -------------------

   No reports on Form 8-K were filed.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE L.L. KNICKERBOCKER CO., INC.


Date:   January 27, 1997            By:  /s/  Anthony P. Shutts
                                    -----------------------------
                                    Anthony P. Shutts
                                    Chief Financial Officer