Form 10KSB40
period 1996-12-31
KNICKERBOCKER L L CO INC
filed 1997-04-16
CIK 932136

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996

                                       OR

                [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM ___________ TO _____________

                         Commission file number 0-25488

                      THE L.L. KNICKERBOCKER COMPANY, INC.
              (Exact name of Small Business Issuer in its Charter)

         CALIFORNIA                                         33-0230641
  (State or Other Jurisdiction of                       (I.R.S. Employer
  Incorporation or Organization)                       Identification No.)

     30055 COMERCIO RANCHO
     SANTA MARGARITA, CA                                      92688
(Address of Principal Offices)                              (Zip Code)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 858-3661

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                      NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                           Common Stock, No Par Value
                           --------------------------
                               (title of class)

                         Common Stock Purchase Warrants*
                         -------------------------------
                                (title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---   ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the most recent fiscal year were $42,095,000.

The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, based upon the closing bid price of the Common Stock on the NASDAQ National Market System on March 31, 1997 was $61,315,360. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares outstanding of the registrant's Common Stock, as of March 31, 1997 was 17,638,356.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

Transitional Small Business disclosure Format (check one): Yes     No X
                                                              ---    ---
----------
*The registration of the Common Stock Purchase Warrants was terminated on January 25, 1997

                             TABLE OF CONTENTS

ITEM                                                                        PAGE
--------------------------------------------------------------------------------
                                     PART I

1.   BUSINESS..............................................................   1
         A.  History.......................................................   1
         B.  General Business..............................................   1

2.   PROPERTY..............................................................  13

3.   LITIGATION............................................................  14

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................  14

                                     PART II

5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.  14

6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS................................  15

7.   FINANCIAL STATEMENTS..................................................  18

8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE................................  19

                                    PART III

9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..................  19

10.  EXECUTIVE COMPENSATION................................................  21

11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
        AND MANAGEMENT.....................................................  23

12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................  24

13.  EXHIBITS LIST AND REPORTS ON FORM 8-K.................................  26

     SIGNATURES............................................................  __

                                     PART I

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed herein. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of the factors described in this Report.


ITEM 1.  BUSINESS
-------  --------

HISTORY

The L. L. Knickerbocker Co., Inc. (the "Company" or "LLK") was formed in 1985 by Louis L. Knickerbocker, Chairman, President, and Chief Executive Officer of the Company, and Tamara Knickerbocker, the Vice President of the Company, under the name International Beauty Supply, Ltd., a California corporation ("IBS"). Subsequently, in 1987, LaVie Cosmetics, a California corporation ("LaVie"), was co-founded by Louis L. Knickerbocker with Michael Elam. In 1989, the Knickerbockers co-founded another company, MLF Enterprises, a California corporation ("MLF"), with Mr. Elam and Farrah Fawcett, a director of the Company. MLF developed replicas of Ms. Fawcett's jewelry collection, which were sold through the television home shopping industry.

The Knickerbockers next formed Knickerbocker Creations, Ltd., a California corporation ("Creations"), in 1990 and began developing the products and celebrity endorsement programs which are now part of the Company. In 1993, due to Creations' status as a Subchapter S corporation, it was determined that the operations of Creations and IBS should be consolidated under a single entity in order to facilitate the contemplated public offering of the Company. However, in 1993, the directors and shareholders of the Company were advised that Creations would be an unsuitable candidate for a public offering. Therefore, on May 24, 1993, the directors and shareholders of IBS approved an amendment of the articles of incorporation of the corporation changing the name of the corporation from "International Beauty Supply, Ltd." to the Company's current name, "The L. L. Knickerbocker Co., Inc." The Company then consummated an asset purchase agreement whereby certain operating assets of Creations, including but not limited to, the marketing and distribution rights to the products and programs of Creations, were acquired along with certain related liabilities. As of the date hereof, all current active contracts of Creations have been assumed or amended to grant those rights and obligations to the Company.

The Company completed an initial public offering of common stock and warrants on January 25, 1995. The Company issued 471,500 units (including 61,500 overallotment units) comprised of two shares of common stock and one common stock purchase warrant. On August 30, 1995, the Board of Directors approved a five for one split of the Company's common stock and the increase of the number of authorized shares of its common stock to 100,000,000.

GENERAL BUSINESS

The Company markets a wide variety of branded consumer items ("Brands"), including collectibles, costume and fine jewelry, fashion accessories, patented consumer products and consumables. The Company strives to deliver genuine value to the consumer through product design and quality, together with a fair price for the item. The goal is to create and build each Brand to the point where the Brand can be marketed through a variety of distribution channels.

Much of the manufacturing of non-jewelry items is outsourced. The Company has developed relationships with a variety of dependable manufacturers that consistently deliver high-quality products. Jewelry operations are vertically integrated, and most of the design, stone sourcing, advanced stone cutting, and jewelry manufacturing is performed by in-house personnel.

LLK also invests in companies whose innovative ideas have potential to make a significant contribution to LLK's own financial success. These investments include a 38.3% equity interest in Pure Energy Corporation, which is developing an alternative fuel, and a 25% equity interest (on a fully diluted basis) in both Ontro, Inc. (formerly Self Heating Container Corporation of California) and Intsa-Heat, Inc., which develop self-heating containers for a variety of food products. There can be no assurance that these investments will prove successful.

The Company's current consumer Brands have been expanded in 1996 through acquisitions and now include: Marie Osmond Fine Porcelain Collector Dolls, Annette Funicello Collectible Bears, The Knickerbocker Collectible Toy Company, Bob Mackie Legendary Beauties, The Georgetown Collection, The Magic Attic Catalog, The Magic Attic Press, Barbara Mandrell Costume Jewelry, Nolan Miller Costume Jewelry, Kenneth Jay Lane Costume Jewelry, Pilar Crespi Costume Jewelry, Harlyn International Fine Jewelry, Mary McFadden Fashion Accessories, Dennis Basso Fashion Accessories , Framm Accessories, ECT Ionizer, Fit

& Firm(TM) by Florence Griffith Joyner, Life Time of Skincare Facial Steamer, and Anushka Body Contouring Spa System.

The consumer Brands are marketed domestically and internationally through diverse channels of distribution, including but not limited to, the television shopping industry, direct response print advertisements, direct mail, catalog and retail outlets. The Company attempts to diversify its risk profile by use of a wide variety of branded items, marketing outlets and manufacturing sources. In addition, the Company looks to these factors for opportunities for synergies between the firm's various components. Celebrity spokespersons contribute to many of the marketing efforts. These celebrities are chosen carefully on the basis of name recognition, communications ability and a personal commitment to participate in the programs.

During 1996, the Company made multiple acquisitions and alliances that expanded its consumer Brands and expanded its distribution channels for all Brands. In addition, the following acquired businesses and alliances may serve to leverage combined product resources.

11/95      Acquisition of 49% of the outstanding stock of Grant King
           International Co., Ltd., of Bangkok Thailand, a jewelry design and development company. Consideration consisted of 300,000 warrants exercisable at $5.50 each.

3/96       Acquisition of 40% of the outstanding common stock of Pure Energy
           Corporation, a Delaware Corporation, which is developing a propriety alternative fuel. Consideration consisted of a commitment to fund up to $1,000,000 of future development and marketing costs, 200,000 stock options exercisable at $8.50 per share, and 200,000 stock options exercisable at $12.00.

6/96 Acquisition of 100% of the outstanding stock of Krasner Group, Inc., a Delaware corporation ("TKG") with operations involving the manufacture and marketing of costume jewelry and accessories based in New York. Consideration included common stock and common stock purchase warrants granted in installments over a 12-month period valued at approximately $3.1 million, a contingent amount of approximately $2.2 million in value of common stock purchase warrants payable upon the liquidation of the closing inventory of TKG, and a guarantee to repay TKG's line of credit of approximately $1.8 million.

7/96 Acquisition of certain assets of S.L.S. Trading Co., Ltd., a cutting and gemstone business, for $150,000 cash and $402,000 in ascribed value of common stock purchase warrants.

7/96       Acquisition of 100% of the outstanding common stock of Harlyn
           International Company, Ltd., a fine jewelry company with international distribution, for approximately $2,300,000 in cash.

7/96       Acquisition of the remaining 51% equity interest in Grant King
           International Co., Ltd., of Bangkok Thailand, a jewelry design and development company for $414,000 in forgiveness of indebtedness.

7/96       Merger of the operations of Grant King International Co., Ltd. and
           S.L.S. Trading Co., Ltd. into a previously inactive Thai corporation which was acquired and renamed The L.L. Knickerbocker (Thai)
           Company, Ltd.

9/96 Acquisition of 25% of the common stock (on an fully diluted basis) of both and Insta-Heat, Inc. (owner of patents for self heating containers) and Self-Heating Container Corporation of California, now known as Ontro, Inc. (licensed manufacturer of patented self heating packaging) for a total of $650,000 in cash.

10/96 The Company purchased $2,000,000 of a $5,000,000 private placement of equity by Pure Energy Corporation, a Delaware Corporation, which is developing a propriety alternative fuel, and guaranteed a $1,000,000 credit line for PEC. The Company's ownership in Pure Energy upon the closing of the transaction was approximately 38.3%.

11/96 Acquisition of approximately 82% of the outstanding stock of Georgetown Collection, Inc., a collectible doll company, and its wholly owned subsidiary, Magic Attic Press, Inc., a book publishing company, for $1.7 million in common stock, and agreement to settle
           $5.2 million of bank debt.

The Company's general 5 year growth plan consists of focusing on the following areas:

         To expand the current consumer Brands by introducing new product categories into the existing Brands.

         To expand distribution of the consumer Brands internationally.

         To explore additional acquisition opportunities that provide complementary Brands for the current distribution channels, as well as, augment distribution channels.

         To continue to review new products and prospect the development of new brands.

MARKETING STRATEGIES

The Company's marketing strategy is to expand on its expertise in the development of products and building of Brands utilizing diverse channels of distribution for these consumer products. In implementing this strategy, the Company plans to continue its focus on marketing Brands by developing a product and selling the product to the appropriate level of distribution. Generally, new Brand programs are conservatively tested prior to any roll out .

THE DIRECT MARKETING INDUSTRY

Direct marketing has five major areas: Television Marketing, Print Media Advertising, Catalogs, Direct Mail and the Internet.

Television Marketing
--------------------

Television Shopping Channels, as well as independent Infomercials, make up this segment of the distribution. According to "Response TV", a major industry trade publication, the characteristics of the average Television Shopping Channel viewers in 1996 were 74% female, 78% Caucasian, 67% married, and 77% homeowners. The annual household income levels breakdown as follows; 13%-$25,000 to $35,000, 25%-$36,000 to $55,000 and 22% - $56,000 plus. Ninety percent of the television sales transactions are done by consumer credit card. When asked "Why buy from television?", 29% of the shoppers said there was a lack of availability elsewhere, 25% said because of demonstration and testimonial, 19% said for convenience, and 14% responded as impulse. Seventy-one percent of Television Shoppers also shop by catalog. Five percent of these same shoppers said they have shopped by the Internet.

Television Shopping Channels
----------------------------

According to Response TV, the largest television shopping cable network is QVC, followed by HSN. Newer home shopping cable networks that have sprung up include Value Vision , Shop At Home, America's Collectible Network, Global Shopping Network and The Music Shopping Network. According to Response TV, the most popular consumer product categories are Jewelry, Exercise Equipment, and Kitchen Appliances. The shopping networks purchase products from vendors and generally require the vendors to ship the products to the networks' warehouses before the network will sell the items on the air. Generally, the format of the home shopping channels is to present approximately 12 new items per hour. Each hour can be comprised of a special program (i.e. all Marie Osmond Dolls), or a mix of products (i.e. a gift hour with different kinds of gift items). Special programs, such as celebrity programs, can be given as much as three straight hours of prime time. These types of programs must be high-dollar volume programs to warrant the allocation of this time. The shopping channels then ship customer orders directly from their warehouses/fulfillment centers.

The Company's expertise in marketing to home shopping channels has been to identify its key product segments, (i.e. collectibles, environmental systems, jewelry, and exercise equipment) and build Brand recognition within those product segments. Wherever possible, the Company will concentrate on products and upsells (a telemarketer pitch for incoming calls) which lend themselves to continuity programs (sales items that need to be refilled) and the building of back end business activities (additional marketing to the customer database).

Infomercials and Direct Response Spot Commercials

Infomercial format is different from the format of live home shopping cable programs in that the infomercial is filmed, edited and produced rather than being shown live. Infomercials are generally thirty minutes of programming while spot commercials can be thirty, sixty or one hundred twenty seconds. The infomercial business was founded only 12 years ago. As the cost of media rises in the United States, infomercials are being used increasingly to create brand awareness and to launch long term relationships with consumers. In addition, retail support merchandise has become more and more important, as have back-end marketing avenues. International outlets have also begun to be developed.

The Company plans to continue developing products through their partnership agreement with Paxson Communications Corporation (AMEX: PXN). Paxson Communications Corporation operates a media service, InTV. According to Paxson Communications Corporation, InTV broadcasts in 22 of the top 50 TV markets with a reach of 16 million cable homes and in 40.5 million broadcast homes. According to the 1996 Infomercial Source Book, gross annual sales generated by infomercials were estimated to be $811.0 million in 1996. The Company's policy for infomercial development is to cautiously test products via the home shopping cable channels followed by the infomercial running on InTV media stations, and then to a full media roll out.

Direct Response Print and Mail Advertising
------------------------------------------

The Company's direct response print advertising focuses on a narrow product selection with potentially high dollar volume sales. The Company continues to market its collectible Brands through this channel of distribution. In addition to mainstream publications such as Woman's Day, McCalls, Women's World and the National Enquirer, the Company advertises in collectible trade specific niche publications including DOLLS, Doll Craftier, Doll Reader, Contemporary Dolls, Collectors Mart, Teddy Bear Review and Teddy Bear & Friends.

The Company manages direct mail programs by utilizing an in-house consumer data base to test and build new concepts for selected Brands and categories. To build on the in-house data base the Company rents distinct targeted mailing lists.

Traditional Retail and Distributors
-----------------------------------

The Company markets to a wide variety of traditional retail outlets such as Disney Stores and other independent gift and collectible retailers, and to the less traditional catalog retailers and distributors. Currently the Brands have distribution strategies based on the product being marketed, however, where possible the distribution channels cross over from Brand to Brand.


CORE BUSINESS

Collectibles
------------

According to Unity Marketing, an industry trade publication, sales of collectibles and giftware in the United States are estimated to exceed $6 billion annually, and approximately 11 million households collect giftware products. The doll segment is believed by Unity Marketing to be approximately one-fourth of the total collectibles and giftware industry. The Company builds its collectibles Brands in measured fashion, rather than saturating all marketing channels immediately, in order to attempt to build the long-term value of the Brands.

Georgetown Collection, Inc. ("GCI"). The GCI Brand consists of high-quality,
---------------------------
exclusive-edition porcelain dolls designed and developed by licensed artists in conjunction with an in-house development team. Manufacturing is outsourced to factories in China and Southeast Asia. The dolls' retail prices range between $90 and $145. The principal marketing channel is print media, including direct mail and space ads in such publications as McCalls and Family Circle, as well as free standing inserts in newspapers. This Brand was first marketed on QVC in February 1994. The Company plans to continue to develop distribution of this Brand through the television shopping channels.

  Magic Attic Club ("Club"), an operating division of GCI, is a catalog
  --------------------------
  collection that features a series of 18-inch vinyl dolls, doll clothing and accessories, all of which are based on the Magic Attic Press' novels. The books and Club catalogs target girls in the U.S. between the ages of 6 and 12. The girls in this age group, approximately 12 million in number in 1994, according to the 1994 United States Census, have generally outgrown most products offered by mainstream toy companies, and the Company positions this Brand to appeal to the interest these girls develop in the characters portrayed in the Magic Attic Press' novels.

  Magic Attic Press, a wholly owned subsidiary of GCI, sells a series of 17
  ------------------
  illustrated novels based on four girls and their adventures. The books have achieved national distribution and have penetrated many of the major book chains. Each Magic Attic Press book contains a mail-in card to request a catalog listing products offered by the Magic Attic Club.

  The items in the Magic Attic Club catalog do not vary much year to year, which keeps creative costs low and minimizes inventory difficulties. Repeat customers are highly profitable due to the minimal marketing costs relating to obtaining orders, and the lifetime value of a collectible customer is quite high by catalog industry standards. In 1996, the Club mailed approximately four million catalogs, which was nearly double the year-earlier total. The Company expects catalog mailings to continue to grow.

Marie Osmond Fine Porcelain Collector Dolls. This collection consists of more
--------------------------------------------
     375 different styles at retail prices ranging from $20 to $600. Marie Osmond is the celebrity spokesperson and design director for the collection. The Marie Osmond Doll Collection, celebrating its fifth anniversary, received four hours of air time on QVC in August 1996 during a Collectors Day weekend special; sales at the retail level during that special program surged to more than $5.6 million. The program has generated revenue for the Company in excess of $28.0 million from its inception in 1990 through December 31, 1996. Revenue from this program for the year ended December 31, 1996 was approximately $10.0 million.

Annette Funicello Collectible Bears Company. This line consists of more than
--------------------------------------------
     250 different styles of collectible teddy bears. Retail prices range from $25 to approximately $200. Annette Funicello is the celebrity spokesperson and design director for the collection. The Brand received two prestigious industry awards in 1996 for which it was nominated by the collectible trade publications and voted on by the public. The Annette Funicello Collectible Bear line has generated over $5.6 million in sales for the Company since its introduction in 1991. Revenue from this program for the year ended December 31, 1996 was approximately $3.0 million representing a 460% increase over 1995.

     Bob Mackie, Legendary Beauties. A collection of fashion dolls, designed by
     -------------------------------
     Bob Mackie (US), Inc., are sold by the Company through direct response advertising. Retail prices are approximately $300. Bob Mackie is the collection's designer and spokesperson , and LLK has licensed use of the mark "Bob Mackie" in connection with this Brand.

The Knickerbocker Collectible Toy Company. The Knickerbocker name is well
------------------------------------------
recognized in the toy and collectible teddy bear industries. The Company began selling collectible Knickerbocker products in October 1986, and was issued the trademark "Knickerbocker" for toys, dolls, stuffed animals, plush animals and marionettes in January, 1996. The collection offers quality collectible toys through the print advertisement and catalog marketing venues.

  LLK Jewelry and Accessories
  ---------------------------

  LLK has acquired a number of jewelry-related businesses, which have diverse products, markets and marketing channels. The Company's jewelry operations are now vertically integrated, with control over stone sourcing and cutting, design structures, manufacturing and marketing. These capabilities should enable the Company to enter new jewelry markets quickly, and the Company's jewelry business is increasing its international presence in the jewelry industry. According to ResponseTV, the jewelry business represents approximately 44% of the total business on television shopping.

  Costume Jewelry. The Company markets its high-quality, designer costume
  ----------------
  jewelry lines and fashion accessories primarily through QVC. The Company's competitive position seems to be particularly strong, since the Company's multiplicity of product lines seem to be unique. LLK has its own jewelry manufacturing facility in Rhode Island.

  The Company's three jewelry programs presently airing on QVC are Nolan Miller, Kenneth Jay Lane, and Pilar Crespi. The Company also produces two fashion accessories programs for QVC, Mary McFadden and Dennis Basso, as well as, the newly introduced Framm fashion accessories.

  Fine jewelry. The Company's fine jewelry subsidiary is based in Bangkok,
  -------------
  Thailand. The fine jewelry manufacturing operation, which was acquired in July 1996, markets gold, diamonds, emeralds and rubies through a sales force whose primary geographic focus is in Western Europe and South America, as well as television sales in the United States.

  The July 1996 acquisition of S. L. S. Trading Co. Ltd. ("SLS") brought to the Company SLS's expertise in stone sourcing and advanced cutting techniques for specialty stones. SLS, which created techniques for enhancing the color of gemstones, owns certain rights to proprietary technology related to such techniques and is known particularly for its "Blue Topaz" manufacturing techniques.

The Company's fine jewelry sales for calendar year end 1996 were approximately $11.0 million. The Company plans to broaden its jewelry product line and expand its jewelry distribution. The Company's jewelry divisions will operate to serve each other by providing, on the one hand, the specialty stones and, on the other hand, the jewelry manufacturing and distribution functions.


PATENTED PRODUCTS

Environmental Control Technology ("ECT") Ionizer. This device helps to remove
-------------------------------------------------
potentially harmful particles (including cigarette smoke, bacteria, dust and pollen) from indoor air. This product, featuring patented technology, was developed by the Company in conjunction with an environmental systems company, and is covered by exclusive licensing agreements from QVC, with a remaining term through February 1998. Since this product was introduced on QVC in March of 1994, the Company has granted QVC worldwide distribution rights for the Ionizer. The retail price of the product is approximately $88, and James Yehl, an ionization expert, is the spokesperson. Since its introduction in 1994, this product has generated revenue for the Company of approximately $5.5 million through December 31, 1996.

EQUITY INVESTMENTS

The Company's corporate strategy includes searching for investment opportunities that may offer high returns on invested capital. In 1996, the Company made two equity investments in companies.

Pure Energy Corporation. The Company holds a 38.3% interest in privately owned
------------------------
Pure Energy Corporation ("PEC"). Other shareholders include PEC's founders and officers, Donaldson, Lufkin & Jenrette ("DLJ"), and private individuals. In 1996, DLJ signed a one-year agreement to act as PEC's exclusive financial advisor. The advisory agreement called for DLJ to become the beneficial owner of 5% of PEC Class B stock. DLJ has a highly regarded energy group and will assist PEC in business planning, management recruitment and capital raising.

The Energy Policy Act of 1992 ("EPACT") and the Clean Air Act Amendments of 1990 ("CAAA") set forth stringent emission standards and vehicle purchase requirements for state and federal fleet customers and eventually a broader segment of the motoring public. EPACT mandates that alternative fueled vehicles account for 75% of federal and state fleet purchases of light duty vehicles by the year 2000. States are developing their own responses to CAAA. These initiatives could have significant benefits for the environment, by reducing hydrocarbon and greenhouse emissions; for energy security, by reducing U.S. dependence on imported oil; and for the economy, by creating new jobs and reducing the trade deficit.

PEC's stated objective is to design, produce and market alternative motor fuels. In conjunction with a Princeton University scientist, it has developed a proprietary alternative motor fuel ("Fuel") that is clean-burning, largely renewable, potentially cost-competitive with gasoline, and usable in new and existing flexible-fuel vehicles. A patent on the Fuel is pending, and PEC holds an exclusive license for worldwide distribution of the Fuel, subject to the payment of royalties for the patent rights to the Fuel that are held by Princeton University. PEC is seeking to have its Fuel designated as an Alternative Fuel under EPACT, while seeking to have the Fuel be compatible with as many state objectives/standards for clean fuels as practical.

The Fuel is best used in flexible-fuel vehicles that are designed to handle alcohol fuels. Development and testing of the Fuel was carried out on a 1996 Ford Taurus flexible-fuel vehicle, with consultation from Ford engineers, that was designed to run E85 (a blend of 85% ethanol and 15% gasoline). The flexible-fuel vehicle automatically adjusted to run the Fuel, gasoline or any combination of the two. Existing flexible-fuel vehicles will operate on the Fuel without modification.

The Fuel has clean emissions characteristics, as it contains essentially no undesirable olefins, aromatics or sulfur. In tests performed by an EPA-recognized independent laboratory, the Fuel reduced hydrocarbon emissions by as much as two-thirds relative to gasoline, and carbon monoxide emissions by nearly half. Continuing optimization of engine programming and the Fuel might further reduce emissions.

The Fuel is a blend of ethanol, a hydrocarbon, and other ingredients. With the exception of the hydrocarbon, the components are derived from renewable biomass, such as waste paper, agricultural waste or purpose-grown crops, urban/industrial woodwastes, and, possibly, secondary sewage sludge. The biomass-derived components may be produced with existing processes, some of which are patented by others. PEC is assessing a number of technologies to create key components from cellulosic material, and it has engaged the consulting firm of Booz-Allen & Hamilton to assist in the process. PEC intends to align itself with or to develop methods of manufacturing its key components. To that end, PEC is establishing a pilot production facility.

Blending uses conventional rack-blending techniques for ethanol-containing motor fuels, and compositions can be formulated for winter/summer blends or to meet octane requirements. PEC plans to seek other related formulations to address production economics, local feedstock availability, emissions characteristics, and regulatory and market imperatives.

In February 1997, the Company announced that PEC and Arkenol Holdings, L.L.C. entered into a research and development agreement to produce bio-based chemicals for alternative motor fuel. Arkenol is a privately held bio-refining company based in Mission Viejo, California. The agreement specifies a research phase followed by the design, construction and operation of a pilot plant for PEC by Arkenol. The two companies have also signed a letter expressing interest in cooperating in the future in areas relating to the production of PEC's alternative motor fuel and the manufacture of bio-based chemical ingredients of the fuel.

In August 1996, PEC entered into an agreement whereby Merrick G. "Rick" Andlinger will serve as PEC's President and CEO. Mr. Andlinger was previously with Smith Barney, Inc. as Managing Director in Corporate Finance and Co-head of a 30-person Global Energy and Power Group. He had earlier been a founding member of Salomon Brothers' Energy and Chemicals Group and has an M.B.A. from Stanford University Graduate School of Business and an undergraduate degree from Princeton.

Other PEC directors are Doug Dunlop (co-founder of PEC and an attorney), Scott Dunlop (co-founder of PEC and president of a diversified marketing and consulting company), Louis Knickerbocker (Chairman and CEO of the Company) and Robert Irwin (a Vice President of DLJ).

In March 1997, the Company engaged a key Washington, D.C. consultant to represent its interest in Pure Energy Corporation. This consultant, Larry S. Dewey, has 20 years experience with the Department of Energy and was recently appointed by that Department to the President's Committee of Advisors on Science and Technology, a non-government board that makes recommendations to the administration regarding National Strategy for Energy Research and Development.

Insta-Heat, Inc. and Self-Heating Container Corporation of California (now known
--------------------------------------------------------------------------------
as Ontro, Inc.) In September 1996, the Company purchased a 25% equity interest
---------------
(on a fully diluted basis) in both Ontro, Inc. and Insta-Heat, Inc. Insta-Heat, Inc. holds the patents to a specialty foods container which automatically heats the food contents of the container. Pushing a button on the bottom of these 12 and 16 ounce containers starts a chemical reaction, which in less than five minutes warms the containers' contents to a pre-determined temperature. This product received the Product of the Year Award at the Invention Convention in 1995. Ontro, Inc. owns the patent rights and manufacturing rights for the Insta-Heat, Inc. self heating containers.

In addition to its equity investments in Ontro and Insta-Heat, the Company holds exclusive worldwide rights to market and distribute celebrity-driven products, developed and produced by the Company pursuant to the Insta-Heat, Inc. patents, through infomercials, direct response television and television shopping channels. Terms of the five-year license agreement, with an additional five-year option, provide that the Company pay a royalty on sales, and use its best efforts to identify a celebrity spokesperson to assist in developing and marketing the Ontro products.


SUMMARY OF REVENUE BY PRODUCT LINE

In 1996, revenue for the Company was $42,095,000. Television shopping channels accounted for approximately 43% of the Company's revenue in 1996. The remaining 1996 sales were generated through wholesale and retail customers and the Company's efforts in alternative direct response channels of distribution. The breakdown per product line for revenue in 1996 is as follows:

Year ended December 31, 1996

        Category                              $000's        Percent
        --------                              ------        -------
   Collectible dolls and bears                25,415         60.4%
   Fine Jewelry                               10,195         24.2%
   Costume Jewelry & Fashion Accessories       5,805         13.8%
   Other Consumer Products                       680          1.6%
                                              ------        ------
   Total                                      42,095        100.0%
                                              ====================

CONSUMER BRANDS UNDER DEVELOPMENT

Barbara Mandrell Jewelry, (Jewelry Brand) The Company will attempt to further
-------------------------
expand its designer costume jewelry lines with a jewelry Brand designed and developed by Barbara Mandrell. Ms. Mandrell will also act as spokesperson for the collection subject to an agreement with a remaining term of six years. The Company intends to create, design, develop, manufacture and sell this Brand of high quality costume jewelry through television shopping, direct mail and retail. A launch with QVC for this Brand is scheduled for Spring 1997.

Anushka cosmetic and skin/body treatment products, (Consumable Brand) The
--------------------------------------------------
Company's Krasner subsidiary has signed an agreement with Anushka, Inc. for the production and sale of cosmetic and skin/body treatments. The Company is expected to market these products through television shopping, infomercials, direct response and retail channels. A launch with QVC for this Brand is scheduled for Spring of 1997.

Facial Steamer Systems, (Patented Brand) The Company holds worldwide
-----------------------
manufacturing, marketing and distribution rights to these patented, hand-held devices for facial treatments under an agreement which provides for the payment of royalties during the remaining two years of the term of the agreement. The devices emit a moisturizing steam designed to rehydrate the skin and reduce fine wrinkles. The steamer systems will be sold with, and used in conjunction with Lifetime of Skincare consumable products. Dr. Nardo Zias, a dermatologist, is the spokesperson. A launch with QVC is expected for the second quarter of 1997.

Fit & Firm(TM) exercise equipment, (Patented Brand) This licensed equipment has
----------------------------------
been developed through a joint venture between the Company and Paxson Communications which provides for the Company to develop and market this Brand, and for Paxson Communications to provide advertising expertise to promote sales of the Brand. The spokesperson is Olympic Gold Medalist Florence Griffith Joyner. Fit & Firm(TM) is licensed exercise equipment developed by Brainstorm Product Development ("Brainstorm") and licensed to the Company pursuant to a licensing agreement which provides for the payment of royalties to Brainstorm over the term of the agreement, which lasts for one year, with options to extend the agreement for four additional one-year terms . The equipment is scheduled to be launched on QVC in the first quarter of 1997.

The Richard Simmons Such an Angel Collection, (Collectible Brand) The Company
---------------------------------------------
has an exclusive license agreement to manufacture and distribute the line of dolls, as well as angel, fairy and dalmatian figurines with Richard Simmons and Goodtimes Entertainment. The license provides for the payment of royalties during the 3 1/2 year term of the agreement, and requires specific approvals from Richard Simmons which have resulted in several design changes and launch delays. The line is expected to be introduced into the market in the fourth quarter of 1997.

The Honeymooners Collection, (Collectible Brand) The Company has a license
----------------------------
agreement to manufacture and distribute porcelain dolls and figurines depicting the characters from the original Honeymooners television show. The license provides for the payment of royalties during the two year term of the agreement. The Company is currently working with Jackie Gleason's daughter, Geri Chutuk, to approve the final design. The collection is scheduled to be launched second quarter of 1997.

Although the Company currently believes that the above listed products can be developed and produced as commercially viable product line additions, there can be no assurance that the new products will be introduced or, if introduced, that they will be successful.

PRODUCTION PROCEDURES

Contracted Consumer Brands
--------------------------

Each Brand, outside of the Company's Jewelry, has a Brand Manager who is responsible for costing and designating the manufacturing source for each product and for monitoring the quality control of the finished product. The quality standards are reviewed by the Brand Manager, and products are inspected by an independent inspection company with a Company representative present on occasion.

The Company designs the product, locates an appropriate contract manufacturing facility and prepares samples, which are presented to the customer for approval. Upon approval of the samples by the customer, the customer issues a purchase order to the Company for the desired quantity of the product. In some cases the purchase order is secured by an irrevocable and transferable letter of credit, and the order is placed with the Company's contract manufacturer for production. Under certain circumstances the Company manufactures product for sale without an irrevocable and transferable letter of credit.

Company Owned Consumer Brands and Products
------------------------------------------

The Company's costume jewelry is manufactured in its 26,000 square foot facility in Rhode Island. All of the costume jewelry manufacturing is done against open purchase orders. The Thailand operation manufactures fine jewelry for a diverse group of international distributors as well as the television shopping industry.


MATERIAL CONTRACTS

Pure Energy Corporation
-----------------------

The Company entered into an agreement with Pure Energy Corporation in March 1996 to purchase 40% of the outstanding capital stock of Pure Energy Corporation in exchange for options to purchase 200,000 shares of the Company's capital stock for $8.50 per share and 200,000 shares of the Company's capital stock for $12.00 per share, and a funding commitment of the Company to advance up to $1,000,000 million for the development of a proprietary alternative fuel by Pure Energy Corporation.

Subsequently, in October 1996, the Company purchased $2,000,000 of a $5,000,000 private placement of equity by Pure Energy Corporation, and guaranteed a $1,000,000 credit line for PEC. The Company's ownership in Pure Energy upon the closing of the transaction was approximately 38.3%.

Paxson Communications, Inc.
---------------------------

The Company entered into a joint venture with Paxson Communications Corporation on December 21, 1995. The Company will devote marketing management services to the joint venture. Initially, the joint venture will develop six individual products and services for marketing through the home shopping industry. The joint venture is structured as a general partnership between Paxson Communications, Inc. and the Company named Paxson/Knickerbocker Media Marketing.

Richard Simmons
---------------

On May 1, 1995, the Company entered into a License Agreement with SIM-GT Licensing Corp. to license the name, likeness and trademarks of Richard Simmons. The Company has been granted the exclusive license to manufacture and distribute the line of angel, fairy and dalmatian figurines under development with Richard Simmons and Goodtimes Entertainment. The license provides for the payment of royalties to Simmons and Goodtimes Entertainment during its 3 1/2 year term. The line of porcelain angel dolls is expected to debut in the fourth quarter of 1997.

Bob Mackie (US), Inc.
---------------------

The Company entered into a License Agreement with Bob Mackie (US), Inc. on May 1, 1994 with respect to the use of the mark "Bob Mackie." The material terms of the Agreement provide that Bob Mackie (US), Inc. will develop a group of doll designs for sale to QVC Cable Television. All articles produced from the designs are subject to the inspection and approval of Bob Mackie (US), Inc. The Agreement will expire in July 1997, but it may be renewed by the Company with notice for an additional twelve months. The agreement provides for the payment of royalties to Bob Mackie (US), Inc. during the term of the agreement.

QVC Network, Inc.
-----------------

The Company entered into a License Agreement with QVC Network, Inc. on September 29, 1993 with respect to the marketing, promotion, distribution and sale of the ECT Clean Room System Ionizers and related products. The material terms of the Agreement provide that the Company grants to QVC Network, Inc. the exclusive license, rights and privilege to promote the products worldwide. The initial term of the

Agreement was two years after the first QVC broadcast featuring the products, which was March 4, 1994, and the Agreement automatically and continuously renews for additional two year terms unless the Company gives notice of its intent not to renew at least 30 days prior to the end of a term, or net purchases by QVC Network, Inc. are less than $6.3 million during the first term, and 110% of the preceding minimum amount during each succeeding renewal term. The Company is required to provide the services of Jim Yehl as the spokesperson for the products for a maximum of twelve personal appearances on QVC Cable Television per year. QVC Network, Inc. has the right, but is not obligated, to purchase the products from the Company upon issuance of purchase orders, and, if the Company sells to parties other than QVC Network, Inc., it is required to pay a commission to QVC Network, Inc. on sales of all the products sold by the Company to re-sellers and end users.

American Environmental Systems, Inc.
------------------------------------

Knickerbocker Creations, Ltd. entered into a Product Development and License Agreement with American Environmental Systems, Inc. on August 4, 1992 with respect to the development of the ECT Clean Room System Ionizers and related products (the "Product Development and License Agreement"). A second agreement was entered into between the parties on October 22, 1992 with respect to the licensing of the trademark "ECT" (the "Trademark License Agreement"). The agreements were assigned to the Company with the consent of American Environmental Systems, Inc. effective September 28, 1993.

The material terms of the Product Development and License Agreement provide that the Company pay a development fee to American Environmental Systems, Inc. in exchange for the license, rights and privilege to manufacture, sell and distribute the products. The Company is solely responsible for the costs of manufacturing, distribution, advertising and sales of the products, once they are developed. American Environmental Systems, Inc. receives royalties on the proceeds received by the Company from all sales of the products covered by the Agreement. The Company is entitled to the services of James Yehl as the spokesperson for the products for a minimum of ten personal appearances on QVC Cable Television per year. Other than the termination for failure to make minimum royalty payments or breach of the terms of the Agreement, the Agreement will remain in force indefinitely.

The material terms of the Trademark License Agreement provide that the Company pay a royalty on the proceeds received by the Company from all sales of the products using the trademark "ECT" and which are covered by the Product Development and License Agreement. The term of the Trademark License Agreement is the length of time that the Product Development and License Agreement remains in force.

Cello, Inc.
-----------

The Company entered into a License Agreement with Cello, Inc. ("Cello") on May 13, 1994 with respect to the services of Annette Funicello. The material terms of the Agreement provide that the Company will design, develop and manufacture collectible teddy bears and dolls, and such other products as the parties shall agree on, with the approval of Cello. Cello retains all intellectual property rights to the products, and the Company is solely responsible for the costs of manufacturing, distribution, advertising and sales. Cello receives royalties on the proceeds received by the Company from all sales of the products covered by the Agreement, less credit for returned items. The Company is required to keep products liability and spokesperson liability insurance to cover the products and the parties. The Agreement terminates in January 1998, but the Company has the option to renew the Agreement for an additional three year term.

Marie, Inc.
-----------

The Company entered into a License Agreement with Marie, Inc. on April 1, 1993 with respect to the services of Marie Osmond. The material terms of the Agreement provide that the Company will design, develop and manufacture dolls, and such other products as the parties shall agree on, with the approval of Marie, Inc. The Company retains all intellectual property rights to the products unless they contain Marie Osmond's name, and the Company is solely responsible for the costs of manufacturing, distribution, advertising and sales. Marie, Inc. is bound to provide the services of Marie Osmond as the spokesperson for the products, subject to Marie, Inc.'s approval of commentary and production. Marie, Inc. receives royalties on the proceeds received by the Company from all sales of the products covered by the Agreement, less credit for returned items. The Company is required to keep products liability and spokesperson liability insurance to cover the products and the parties. The Agreement is for a five year term, and expires on April 1, 1998, except that Marie, Inc. has the right to terminate the Agreement if it does not receive certain minimum royalties during any one year, and the Agreement may be renewed by the Company for an additional five years if Marie, Inc. has received above a certain amount in royalties during the last year of the initial term. To date the Company has met all contractual minimum payments.


TRADEMARKS AND LOGOS

The Company has the right to use the trademark names of the following spokespersons and celebrities currently under contract in connection with the marketing of the Company's products: Marie Osmond, Annette Funicello, Bob Mackie, Richard Simmons, Gleason , the Honeymooners Jim Yehl, Nolan Miller, Mary McFadden, Kenneth Jay Lane, Dennis Basso, Pilar Crespi, Barbara Mandrell, Anushka, Albert Capraro and Framm. The Company has also been issued trademarks under the following names:

Knickerbocker Bears, Knickerbocker Dolls, Knickerbocker Toys, Knickerbocker Collectibles and Knickerbocker and Knickerbocker Direct. Trademark applications have been filed for "Adora Belle." The Company also has a marketing and licensing agreement with QVC to manufacture and sell the Environmental Control Technology ECT Ionizer. QVC has filed an application for registration of the name.


COMPETITION

The direct marketing business is highly competitive and many of the Company's competitors have substantially greater financial and personnel resources than the Company. The Company believes that its primary competitors in direct marketing are difficult to distinguish because the Company is involved in five types of direct marketing: Television Shopping, Infomercials, Print Media Advertising, Catalogs and Direct Mail. The Company feels, however, that its main competitors are Danbury Mint, Amcor, National Media, the Vermont Teddy Bear Company, and JMAM, Inc. The Company also competes with a variety of wholesalers, retailers and other direct marketers. In addition, obtaining product acceptance by QVC, HSN and others is very competitive because of the increased exposure, recent success of the home shopping industry, and increase in the number of companies vying for spots on the home shopping channels.


EMPLOYEES

The Company employs 520 total employees in the Company's locations as follows:

Employed at the Company's main office in Rancho Santa Margarita, California as of March 15, 1997, the Company has 45 full time and 4 part time employees. The 45 full time employees are comprised of 4 executives, 12 product development, 4 sales, 10 administrative, 7 customer service and 8 warehouse employees. The 4 part time employees are comprised of 2 warehouse and 2 general office employees.

Employed at the Company's Krasner Group office in New York, New York as of March 15, 1997, the Company has 7 full time employees. The 7 full time employees are comprised of 2 executives and 5 general sales and office administrative employees.

Employed at the Company's Charisma factory in Central Falls, Rhode Island as of March 15, 1997, the Company has 83 full time employees. The 83 full time employees are comprised of 2 executives, 16 general sales and office administrative employees, and 65 factory employees.

Employed at the Company's Georgetown Collection, Inc. offices in Portland, Maine as of March 15, 1997, the Company has 103 full time employees. The 103 full time employees are comprised of 2 executives, 68 general sales and office administrative employees and 33 warehouse employees.

Employed at the Company's L.L. Knickerbocker Company, Thailand offices in Bangkok Thailand as of March 15, 1997, the Company has 278 full time employees, comprised of 7 executives, 47 general sales and office administrative employees, and 224 factory employees.


ITEM 2.  PROPERTY
-------  --------

As of Mach 27, 1997, the Company had 11 principal facilities where it leased or owned an aggregate of 219,400 square feet of space. The location, function and general description of the principal properties owned or leased by the Company are set forth in the table below:

                                                                       SQUARE
LOCATION                            PRINCIPAL FUNCTION                 FOOTAGE          OWNERSHIP
     CORPORATE
     ---------

Rancho Santa Margarita, CA          Corporate headquarters, finance,
                                    purchasing, service division
                                    headquarters                       10,000           Leased
     COLLECTIBLE DOLLS AND BEARS
     ---------------------------

Rancho Santa Margarita, CA          Product development, marketing,
                                    warehouse                          10,000           Leased

Portland, ME                        Administration, product
                                    development, marketing and
                                    warehousing                        45,000           Leased

Portland, ME                        Administration, product
                                    development, marketing and
                                    warehousing                        40,000           Leased

Exton, PA                           Product development                 2,900           Leased

     COSTUME JEWELRY
     ---------------

New York, NY                        Administration, product
                                    development and marketing           5,000           Leased

Central Falls, RI                   Manufacturing                      26,000           Leased

Pawtucket, RI                       Fulfillment and warehousing        12,000           Leased

Pawtucket, RI                       Fulfillment and warehousing        30,000           Leased

     FINE JEWELRY
     ------------

Bangkok, Thailand                   Administration, product
                                    development, marketing and
                                    showroom                            3,500          Owned

Bangkok, Thailand                   Manufacturing and administration   35,000          Owned

----------
The Company believes that the properties are in good condition, suitable for its operations and adequately insured.


ITEM 3.  LITIGATION
-------  ----------

On February 27, 1996 a lawsuit was filed in Orange County Superior Court, Case No. 759883, naming Louis L. Knickerbocker, Tamara Knickerbocker and the Company as defendants. The plaintiff, Michael Elam, is a minority stockholder in MLF, a company in which Mr. Louis Knickerbocker, Chairman, President and Chief Executive Officer of the Company, and Ms. Farrah Fawcett, a director of the Company, own an interest. Mr. Elam's lawsuit seeks damages for sums allegedly owed to him by Mr. Knickerbocker and the Company from the operations of that company. Counsel for the Company believes that the demand is unfounded and that the lawsuit is without merit. The Company has been vigorously defending the lawsuit, which is currently in the discovery phase. The Company has tendered a claim for costs of the defense to its Directors' and Officers' Insurance carrier.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-------  -------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------


STOCK MARKET AND OTHER INFORMATION

The Company's common stock is listed on the NASDAQ National Market System under the symbol "KNIC" and has been so listed since January 25, 1995. Previous to such date, there was no public trading market for the Company's equity securities. In addition, warrants to purchase up to 2,357,500 shares of the Company's Common Stock were listed on the NASDAQ National Market System under the symbol "KNICW." On January 25, 1997, the warrants expired. The registration of the warrants under Section 12(g) of the Securities Exchange Act of 1934, as amended, was terminated on January 25, 1997 and the listing of such warrants on NASDAQ National Market System was terminated on January 25, 1997. The terms of the warrants provide that one warrant plus $1.30 was required to purchase one additional share of the Company's common stock. The warrants were redeemable at the Company's option commencing March 15, 1995 upon 30 days notice to the warrant holders at $0.01 per share if the closing bid price of the Common Stock averaged in excess of 110% of the then current exercise price of the warrants for a period of 20 consecutive trading days ending within 15 days of the notice of redemption.

On March 31, 1997, the Common Stock bid price closed at $6.125 per share. The closing bid price of the Company's stock on December 31, 1996 was $6.125 per share. The total volume of shares traded during the year ended December 31, 1996 was 23,564,400 shares. As of March 31, 1997, there were 123 holders of record of the Company's Common Stock.

The following table presents information on the high and low prices per share for the Company's Common Stock for each fiscal quarter in 1995 and 1996 as reported by the NASDAQ National Market System. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                           1995                1996
                      High $   Low $      High $    Low $
                      -----------------------------------
    First Quarter       1.18   0.75        9.44     6.38
    Second Quarter      1.10   0.73       16.25     7.75
    Third Quarter      10.40   1.05       16.25     8.00
    Fourth Quarter      9.50   4.50       11.50     5.75


DIVIDENDS

The Company has never paid any dividends on the Common Stock. The Company intends to retain earnings and capital for use in its business and does not expect to pay any dividends within the foreseeable future. Any payment of cash dividends in the future on the Common Stock will be dependent on the Company's financial condition, results of operations, current and anticipated cash requirements, plans for expansion, restrictions, if any, under debt obligations, as well as other factors that the Board of Directors deems relevant.

TRANSFER AGENT AND REGISTRAR

American Securities Transfer, Inc. of Colorado has been appointed and serves as transfer agent and registrar of the Company's Common Stock and Warrants.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Form 10-KSB.

GENERAL

The Company markets a wide variety of branded consumer products, including collectibles, costume and fine jewelry, fashion accessories, patented products and consumables. The Company markets these brands through a variety of channels, including television shopping channels, infomercials, print media, direct mail, retail stores and internet marketing campaigns. The Company's core collectible business is to develop a diverse line of consumer products, contract for the manufacture of those products to the Company's specifications, and market those products to customers. The Company's strength and history has been its strategy in marketing to the home shopping industry by identifying the industry's key product segments (i.e. collectibles, environmental systems, jewelry, health and beauty) and building Brand recognition within those product segments. The Company brings a celebrity or spokesperson to enhance the appeal of the product. Using this strategy, the Company was the first to bring celebrities to the home shopping industry. The Company's celebrity programs include products endorsed by Marie Osmond, Annette Funicello, Bob Mackie, Nolan Miller, Kenneth Jay Lane, and Barbara Mandrell. The Company plans to expand celebrity programs introducing new key product segments.

The Company has expanded from marketing its products through television shopping channels to include direct response marketing channels such as print media advertising, infomercials, direct mail campaigns, and the internet. The Company has also developed product distribution through retail stores and retail catalog accounts.

During 1996, the Company expanded its stable of brand names and increased its distribution of products by making several strategic acquisitions, as follows:
Effective June 18, 1996, the Company acquired all of the outstanding capital stock of Krasner Group, Inc., a marketer and manufacturer of celebrity-driven costume jewelry located in New York; effective July 1, 1996, the Company acquired certain assets and assumed certain liabilities of S.L.S Trading Co., Ltd, a jewelry stone sourcing and cutting operation that holds proprietary stone cutting techniques, located in Bangkok, Thailand; effective, July 1, 1996, the Company acquired the remaining 51% interest in Grant King International Co.,

Ltd, that the Company did not previously own. Grant King International Co., Ltd. is a jewelry design operation, located in Bangkok, Thailand; effective July 1, 1996, the Company acquired all of the common stock of Harlyn International, Ltd., a fine jewelry manufacturing operation, located in Bangkok, Thailand; and, effective October 18, 1996, the Company acquired approximately 82% of the capital stock of Georgetown Collection, Inc., a marketer of collectible dolls, located in Portland, Maine.

As a result of the acquisitions, the Company has substantially changed the size, scope, and nature of its business. Prior to the acquisitions, the Company marketed primarily collectible dolls and bears over television shopping channels. At that time, the Company was characterized by a relatively small revenue base, one major customer, and one primary means of distribution. As a result of the acquisitions, the Company now has a wide distribution base, diverse product lines, and has increased its revenue base five-fold. Management believes that the Company's significantly more diversified product and revenue base increases the overall health of the Company and has reduced its exposure to demand fluctuations in any one product area or distribution channel.

The Company also has a strategy that includes searching for investment opportunities that appear to offer attractive returns on invested capital. The Company made two such investments in 1996. The Company owns a 38.3% ownership interest in the Pure Energy Corporation. Pure Energy Corporation is in the process of developing a proprietary alternative fuel that would produce the lowest possible emissions at the lowest cost to the public. The Company, on September 18, 1996, acquired 25%, on a fully diluted basis, of the common stock of both Ontro, Inc. (formerly Self-Heating Container Corporation ) and Insta-Heat, Inc. a related corporation. In connection with the Ontro, Inc. and Insta-Heat, Inc. investments, the Company will receive distribution rights for a product that self-heats canned liquids and meals on demand by pressing a button.

The Company also has a joint venture with Paxson Communications Corporation and is currently developing infomercials for several new products and services. The Company believes that the joint venture will provide synergistic opportunities for strategic growth. To date, the joint venture has generated only minimal sales and profit.

The Company canceled plans to market a patented, painless hair removal system, called "Classy Lady". The Company canceled marketing the painless hair removal system due to long delays in obtaining FDA approval.

As a result of the Company's growth in its television shopping business, and the acquisitions, the Company has scaled back its marketing consulting services to outside companies.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenues represented by items included in the Company's Statements of Operations.

                                                Year Ended December 31,
                                                1995               1996
                                                ----               ----
    Revenue                                    100.0%             100.0%
    Cost of Revenue                             48.2%              50.6%
    Gross Profit                                51.8%              49.4%
    Operating Expenses                          36.3%              40.3%
    Operating Income                            15.5%               9.1%
    Other Income (Expense)                       0.8%              -4.5%
    Net Income                                   9.7%               3.3%

Revenues

Revenues increased 220% from $13,140,000 in 1995 to $42,095,000 in 1996. The increase in revenues is primarily a result of the acquisitions completed during the year which expanded the consumer product lines the Company offers. In the Company's core business, decreases in revenues from sales of ionizers and marketing services were more than offset by the growth in the Company's doll and bear business. On a pre-acquisition basis, revenues from the Company's Marie Osmond Collectible Doll program increased 91.5% from $5,368,000 in 1995 to $10,280,000 in 1996. Revenues from the Company's Annette Funicello Collectible Bear program increased 455% from $535,000 in 1995 to $2,969,000 in 1996. As a result of the Company's focus on collectibles and jewelry programs, revenues from the Company's Ionizer program decreased from $1,972,000 in 1995 to $143,000 in 1996. The Company scaled back its performance of marketing services with revenues decreasing from $3,631,000 in 1995 to $460,000 in 1996.

Gross profit

Gross profit increased 205% from $6,813,000 in 1995 to $20,803,000 in 1996 due primarily to the acquisitions completed during the year and the increase in volume of the Company's core business. Gross profit, as a percentage of net revenues, decreased from 51.8% in 1995 to 49.4% in 1996 due primarily to the range of distribution and the diverse product mix which the Company now encompasses. The relative high gross profit associated with the Company's retail and catalog collectibles business combined with the lower gross profit percentage associated with the Company's jewelry programs brought down the overall percentage by 2.4%. Gross profit was also impacted in 1996 by the Company's discontinuance of its marketing services division which generated relatively high gross profit margins.

Selling, general and administrative expenses

Total selling, general and administrative expenses increased from $4,767,000 in 1995 to $16,953,000 in 1996. The percentage of revenues represented by these expenses increased from 36.3% in 1995 to 40.3% in 1996. The primary reason for the increase as a percentage of revenues is due to Company's acquisitions completed during 1996. The Company's catalog and direct response business, which increased in 1996 by both acquisitions and internal growth, typically has higher gross profit margins than the Company's core business but incurs higher selling costs, primarily advertising costs to print and mail catalogs, mail inserts and magazine advertisements. The direct response advertising costs are reflected in selling, general and administrative expenses. Additionally, the Company's overall selling, general, and administrative expenses have increased due to the Company's focus on expanding its infrastructure to accommodate anticipated future growth by adding employees, office space, and equipment. Also included in selling, general, and administrative expenses is $310,000 of goodwill amortization associated with the Company's acquisitions completed during 1996. Remaining expenses in this category were in proportion to the corresponding revenues between 1995 and 1996.

Other income (expense)

Other income (expense) decreased from $106,000 of income in 1995 to an expense of $1,896,000 in 1996 due primarily to interest and amortization charges associated with the Company's convertible debenture offering completed on September 24, 1996. Additionally, the Company reflected a noncash loss of $629,000 from its equity investments in two start-up companies.

Income Taxes

The Company's income tax expense decreased to $450,000 in 1996 from $883,000 in 1995. The Company's effective tax rate decreased to 24.7% in 1996 form 41.0% in 1995. This decrease stems from foreign sourced income in 1996 which is taxed a rate lower than income sourced in the U.S. (See Note 13 to Consolidated Financial Statements).

Net Income

As a result of the foregoing factors, net income increased 8.12% to $1,372,000 in 1996 from $1,269,000 in 1995.


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1996, the Company had working capital of $15,702,000.
Working capital increased substantially by the acquisitions completed in 1996. The Company's liquidity increased due to the influx of capital from the exercise of stock options and warrants and due to the increase in profits experienced during the first nine months of 1996. The combination of the above factors resulted in an overall increase in working capital from $7,847,000 at December 31, 1995 to $16,068,000 at December 31, 1996. The current ratio for the Company decreased from 4.09 at December 31, 1995 to 1.74 at December 31, 1996. The decrease in the Company's current ratio is primarily attributed to the assumption of lines of credit of newly acquired subsidiaries Krasner Group, Inc., Harlyn International, Ltd., and Georgetown Collection, Inc.

In September, 1996 the Company issued Convertible Debentures (the Debentures) with a face value of $15,500,000 in a private placement to institutional investors. This private placement yielded net proceeds to the Company totaling $14,730,000 after deducting costs associated with issuing the Debentures. The Debentures accrued interest of the rate of 7% per year, payable quarterly. The Debentures were convertible at the option of the holder into shares of the Company's common stock at a price equal to 85% of the closing price of the Company's common stock at the date of conversion, subject to a minimum and maximum conversion price of $5.25 and $12.00 per share, at any time through the second anniversary of the original date of issuance. Through December 31, 1996, the Company issued a total of 282,824 shares of its common stock in connection with the conversion of $1,330,000 of the original principal amount of the Debentures, plus interest accrued through the conversion date of $175,000.

The conversion of the notes at 85% of the closing price of the Company's common stock resulted in the Debentures being issued at a discount (the conversion discount). The conversion discount is being recognized by the Company as non-cash interest expense over the term of the Debentures with a corresponding increase to the original principal amount of the Debentures. Upon conversion of the debentures any portion of the conversion discount not previously recognized is recorded as interest expense on the conversion date. During the year ended December 31, 1996, a total of $391,000 of non-cash interest expense was recorded relating to the debentures, including $220,000 relating to the additional conversion discount recorded upon conversion.

In January 1997, the Company reached agreement with the debenture holders to tender all outstanding Debentures to the Company in exchange for new convertible Debentures (the New Debentures). Under the terms of the agreement, New Debentures were issued with a face value of 117.5% of the face value of the tendered debentures. The New Debentures bear interest at 7% per year, payable quarterly. The New Debentures are convertible at the option of the holder into shares of the Company's common stock at $8.00 per share. The New Debentures must be converted by January 1999. As a result of the 17.5% premium given as in inducement to the Debenture holders to tender the original debentures into New Debentures, the Company will record a non-cash charge of $1,841,000 in the first quarter of the Company's fiscal year ending December 31, 1997.

As of March 31, 1997, the Company invested most of the funds raised in the debentures offering by capitalizing subsidiaries, paying down high interest debt, investing $2,650,000 in outside companies, and establishing operations in Thailand.

Cash flow provided by operations was $579,000 due primarily to net income, depreciation and amortization and a decrease in prepaid expenses, offset by an increase in accounts receivable.

On April 15, 1997, unless an extension of time can be negotiated, the Company's subsidiary, Georgetown Collection, Inc., will be in default under the terms of a line of credit with an outstanding balance of approximately $4.9 million line of credit with a financial institution. An extension of time is currently being negotiated with the financial institution. The Company is currently negotiating with another financial institution to obtain a replacement line of credit and believes that it will be successful in its negotiations. In the event a new credit facility is not obtained, management believes the Company has adequate assets available which could be utilized to raise sufficient cash to repay the bank loan.

NEW ACCOUNTING PRONOUNCEMENTS

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" which requires adoption of the disclosure provisions no later than years beginning after December 15, 1995 and the adoption of the recognition and measurement provisions for nonemployee transactions no later than after December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which is usually the vesting period. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in its financial statements.

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of". SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and long-lived assets and certain identifiable intangibles to be disposed of.

The Company adopted SFAS No. 121 in the first interim period of 1996 and such adoption did not impact its financial position or results of operations.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

Certain sections of this report, including "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain various forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including without limitation, those associated with the ability of the Company to continue to develop and market existing products and products under development, retain suppliers and accomplish its expansion strategies. In addition, these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including without limitation, decline in demand for the merchandise offered by the Company, the ability of the Company to obtain adequate merchandise supply and hire and train employees, the impact of competitive products and pricing, management's ability to manage the Company's planned expansion, and the effect of economic conditions.


ITEM 7.  FINANCIAL STATEMENTS
-------  --------------------

The Financial Statements of the Company identified in the Index to Financial Statements appearing under ITEM 13, EXHIBITS AND REPORTS ON FORM 8-K of this report are incorporated herein by this reference.

To the Shareholders and Board of Directors of The L.L. Knickerbocker Co., Inc.:


We have audited the accompanying consolidated balance sheet of The L.L. Knickerbocker Co., Inc. and subsidiaries (the Company) as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The L.L. Knickerbocker Co., Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
April 14, 1997

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 1996

ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                                                         $  6,247,000
Restricted cash (Note 1)                                                                               500,000
Accounts receivable, less allowance for doubtful accounts of $1,092,000                             13,730,000
Receivable from stockholder (Note 5)                                                                   596,000
Inventories (Note 3)                                                                                 8,474,000
Prepaid expenses and other current assets, including $2,402,000 pf prepaid advertising               4,983,000
Deferred income taxes (Note 13)                                                                      1,236,000
Income tax receivable (Note 13)                                                                        733,000
                                                                                                   -----------
    Total current assets                                                                            36,499,000
PROPERTY AND EQUIPMENT, net (Note 4)                                                                 6,791,000
INVESTMENTS (Note 6)                                                                                 4,677,000
GOODWILL, net of accumulated amortization of $310,000                                                6,290,000
DEFERRED INCOME TAXES (Note 13)                                                                      1,835,000
OTHER ASSETS                                                                                         1,480,000
                                                                                                   -----------
                                                                                                   $57,572,000
                                                                                                   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                                     9,692,000
Accrued Expenses                                                                                     1,619,000
Notes payable (Note 7)                                                                               7,008,000
Acquisition payable                                                                                  1,253,000
Commissions and royalties payable                                                                      828,000
Interest payable                                                                                       131,000
Current portion of long-term debt                                                                      266,000
                                                                                                   -----------
    Total current liabilities                                                                       20,797,000

LONG-TERM LIABILITIES:
Long-term debt, less current portion (Note 11)                                                         371,000
Convertible debentures, net of discount of $2,344,000 (Note 8)                                      11,826,000
Other long-term liabilities                                                                             51,000
                                                                                                   -----------
    Total long-term liabilities                                                                     12,248,000

COMMITMENTS AND CONTINGENCIES (Note 10)
MINORITY INTEREST (Note 1)                                                                             264,000
STOCKHOLDERS' EQUITY (Note 9):
Common stock, no par value-authorized 100,000,000 shares,
 issued and outstanding, 15,951,724 shares                                                          13,082,000
Additional paid-in capital                                                                           8,018,000
Foreign currency translation adjustment                                                                 16,000
Retained earnings                                                                                    3,147,000
                                                                                                   -----------
                                                                                                   $24,263,000
                                                                                                   ===========
   Total stockholder's equity                                                                       57,572,000
                                                                                                   ===========
See Notes Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------


                                                                                1996           1995
                                                                            -----------     -----------
Net sales                                                                   $42,095,000     $13,140,000
Cost of sales                                                                21,292,000       6,327,000
                                                                            -----------     -----------
Gross profit                                                                 20,803,000       6,813,000
Selling, general and administrative expenses                                 16,953,000       4,767,000
                                                                            -----------     -----------
Operating income                                                              3,850,000       2,046,000
Equity in loss of investee companies                                           (629,000)
Other income (expense), net                                                     (62,000)        133,000
Interest expense                                                             (1,205,000)        (27,000)
                                                                            -----------     -----------
Income before minority interest in income (loss) of subsidiary (Note 1)       1,954,000       2,152,000
Minority interest in income (loss) of subsidiary (Note 1)                      (132,000)              0
Income tax (benefit) expense                                                   (450,000)       (883,000)
                                                                            -----------     -----------
Net income                                                                  $ 1,372,000     $ 1,269,000
                                                                            ===========     ===========
Primary net earnings per share                                              $      0.08     $      0.10
                                                                            ===========     ===========

Primary weighed average common and common equivalent shares
 outstanding (Note 1)                                                        16,223,841      13,280,199
                                                                            ===========     ===========

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------

                                                                                                            Foreign
                                                                             Additional    Retained         currency
                                                        Common Stock           paid-in     (deficit)      translation
                                                   ----------------------
                                                    Shares        Amount       capital      earnings       adjustment     Total

BALANCE, January 1, 1995                           7,139,285   $  100,000    $            $  506,000      $         -     606,000

Net proceeds from issuance
 of common stock in initial
 public offering (Note 6)                          4,715,000    4,008,000                                               4,008,000

Issuance of stock warrants
 (Note 6)                                                                       250,000                                   250,000

Exercise of stock warrants                         1,898,000    2,467,000                                               2,467,000

Net Income                                                                                 1,269,000
                                                  -----------------------  --------------  --------------------------------------

BALANCE, December 31, 1995                        13,752,285    6,575,000       250,000    1,775,000                    8,600,000

Exercise of stock warrants                           687,472    1,176,000                                               1,176,000

Exercise of stock options                            885,514      728,000

Exercise of stock options in connection
 with Krasner Group, Inc. purchase                    62,090      903,000      (427,000)                                  476,000

Issuance of common stock pursuant to
 Krasner Group, Inc. acquisition (Note 2)             85,162      516,000                                                 516,000

Issuance of common stock in connection
 with convertible debentures (Note 8)                282,824    1,505,000       (81,000)                                1,424,000

Issuance of stock purchase warrants pursuant to
 investment in Pure Energy Corporation (Note 9)                               1,875,000                                 1,875,000

Issuance of stock purchase warrants pursuant to
 S.L.S. Trading Co., Ltd. acquisition (Note 2)                                  405,000                                   405,000

Issuance of stock purchase warrants pursuant to
 Krasner Group, Inc. acquisition (Note 2)                                     1,674,000                                 1,674,000

Issuance of common stock pursuant to
 Georgetown Collection, Inc. acquisition (Note 2)    196,377    1,679,000                                               1,679,000

Issuance of stock purchase warrants in connection
 with convertible debenture offering (Note 8)                                   233,000                                   233,000

Conversion discount on convertible
 debenture offering                                                           2,735,000                                 2,735,000

Tax benefit related to exercise of
 stock option (Note 13)                                                       1,354,000                                 1,354,000

Foreign currency translation gain                                                                      16,000              16,000

Net income                                                                                 1,372,000                    1,372,000
                                                  -----------------------  --------------  --------------------------------------

BALANCE, December 31, 1996                        15,951,724  $13,082,000  $  8,018,000   $3,147,000  $16,000         $24,263,000
                                                  =======================  ==============  ======================================

                               [THIS PAGE BLANK]

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 (Continued)
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:                            1996          1995
                                                              ----------    ----------
Net income                                                    $1,372,000    $1,269,000
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
 Depreciation and amortization                                   833,000        41,000
 Deferred income taxes                                          (184,000)     (341,000)
 Amortization of deferred revenue                                (95,000)     (106,000)
 Common stock received in lieu of cash                                        (140,000)
 Loss on investment                                              238,000
 Equity in loss of investee companies                            629,000
 Minority interest                                               132,000
 Amortization of debt discount                                   391,000
 Changes in operating accounts, net of
   effect of acquisitions:
  Accounts receivable, net                                    (3,612,000)   (4,302,000)
  Receivable from stockholder                                   (335,000)     (261,000)
  Note receivable                                               (150,000)     (150,000)
  Income tax receivable                                          943,000
  Inventories                                                    495,000       130,000
  Prepaid expenses and other assets                            2,709,000    (1,222,000)
  Accounts payable and accrued expenses                       (1,889,000)      241,000
  Commissions and royalties payable                              121,000       193,000
  Income taxes payable                                        (1,330,000)      601,000
Other long term liabilities                                       11,000
                                                              ----------    ----------

  Net cash provided by (used in) operating activities            579,000    (4,047,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions of property, plant and equipment                (2,018,000)     (148,000)
 Cash paid for investments                                    (3,329,000)
 Cash paid for acquisitions, less cash acquired               (2,902,000)
                                                              ----------    ----------
   Net cash used in investing activities                      (8,249,000)     (148,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on line of credit                                    (5,025,000)
Payments on long-term debt                                      (155,000)
Proceeds from exercise of stock options and warrants           2,380,000
Deferred debt issue costs                                       (149,000)
Proceeds from issuance of convertible debentures              14,880,000
Payments on note payable - stockholder                                         (94,000)
Payment of royalty commitment                                                  (30,000)
Net proceeds from issuance of stock                                          6,475,000
Deferred offering costs                                                        207,000
                                                              ----------    ----------

  Net cash provided by financing activities                   11,931,000     6,558,000
                                                              ----------    ----------
EFFECT OF FOREIGN CURRENCY TRANSLATION                            16,000
NET INCREASE IN CASH AND CASH EQUIVALENTS                      4,277,000     2,363,000

CASH AND CASH EQUIVALENTS, beginning of year                   2,470,000       107,000
                                                              ----------    ----------

CASH AND CASH EQUIVALENTS, end of year                        $6,747,000    $2,470,000
                                                              ==========    ==========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 (Continued)
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-

Cash paid during the year for:
  Interest                                           $899,000  $ 27,000
                                                     ========  ========
  Income taxes                                       $499,000  $648,000
                                                     ========  ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY:
During the year ended December 31, 1996, the Company recorded an increase to additional paid-in capital of $1,354,000 related to tax benefits associated with the exercised of non-qualified stock options.
During the year ended December 31, 1996, the Company issued 400,000 warrants in conjunction with the acquisition of an interest on Pure Energy Corporation. The warrants have as ascribed value of $1,875,000.
During the year ended December 31, 1996, the Company issued 46,971 warrants with an ascribed value of $233,000 as commission in connection with the convertible debenture offering (Note 8).
During the year ended December 31, 1996, $1330,000 of convertible debentures and
 $175,000 of accrued interest was converted to common stock (Note 8)
During the year ended December 31, 1996, the Company acquired interests in certain entities as follows (Note 2):

Fair value of assets acquired                    $ 34,553,000
Cash paid to sellers, acquisition payables and
 transaction costs                                  4,239,000
Value of common stock and stock purchase
 warrants issued                                    4,274,000
                                                 ------------
Liabilities assumed                              $426,040,000

During the year ended December 31, 1995, the Company received 400,000 shares of common stock in an unrelated company in exchange for performing marketing services (Note 6).
During the year ended December 31, 1995, the Company received 40,000 shares of common stock in an unrelated company in exchange for performing production and marketing services (Note 6).
During the year ended December 31, 1995, the Company issued 300,000 warrants in conjunction with the acquisition of 49% of Grant King International Co. Ltd. The warrants have been ascribed a value of $250,000 (Note 9).





See note to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Line of Business - The L.L. Knickerbocker Co., Inc. (the Company) is in the businesses of developing and selling celebrity and non-celebrity products which include collectible items such as porcelain and vinyl dolls, teddy bears, figurines, fine and costume jewelry, environmental products, and other consumer products. The Company's customers include major networks in the home shopping industry, retail and wholesale distributors, and consumers. The dolls, bears, and environmental products are manufactured by independent manufacturing facilities to the Company's specifications. The fine and costume jewelry is manufactured by The Company. The Company's distribution includes home shopping channels, catalog mailings, direct mailings from customer lists, retail stores, wholesale distributors, and the internet.

    Consolidation - The financial statements presented herein include the accounts of the Company's subsidiaries, as follows: Krasner Group, Inc., Harlyn International, Ltd., S.L.S. Trading Co., Ltd., L.L. Knickerbocker
    (Thai) Company, Ltd., and Georgetown Collection, Inc. The financial statements reflect a minority interest associated with Georgetown Collection, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

    Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

    Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less and with an insignificant interest rate risk to be cash equivalents.

    Restricted Cash - At December 31, 1996 restricted cash represents funds deposited with a financial institution to serve as collateral for an outstanding loan balance (Note 7).

    Inventories - Inventories consist of finished products and related packaging, work in process, and raw materials, and are stated at the lower of cost (first-in, first-out basis) or market.

    Prepaid Advertising Costs - The Company capitalizes certain direct-response advertising costs and amortizes such costs over the period during which future period revenues are expected to be received from each direct-response advertising campaign, generally 3 to 12 months. The nature of the direct-response advertising costs are primarily production costs associated with infomercials, media costs for print advertising, and catalog printing costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 (Continued)
--------------------------------------------------------------------------------

    Property and Equipment - Property and equipment are stated at cost. Depreciation is being provided on the straight-line method over estimated useful lives of five to seven years. Depreciation on buildings is being provided on the straight-line method over an estimated useful life of twenty years.

    Intangible Asset - Excess of cost over net assets acquired (goodwill), which arose from the acquisition of certain entities (Note 2) is being amortized on a straight-line method over 10 years. The Company evaluates the recoverability of its goodwill at each balance sheet date. The recoverability of goodwill is determined by comparing the carrying value of the goodwill to the estimated operating income of the related entity on an undiscounted cash flow basis. Any impairment is recorded at the date of determination.

    In March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS No. 121). SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and long-lived assets and certain identifiable intangibles to be disposed of. The Company adopted SFAS No. 121 in the first interim period of Fiscal 1996, and such adoption did not impact its financial position or results of operations.

    Deferred Debt Issuance Costs - Deferred debt issuance costs relate to the issuance of Convertible Debentures (Note 8). These costs totaled $1,002,000 at December 31, 1996, and are being amortized over the life of the debentures. The accumulated amortization at December 31, 1996 is $143,000.

    Investments in Investees - Investments in the common stock of unconsolidated entities (Note 6) in which the Company's interest is in excess of 20% are accounted for using the equity method of accounting.

    Fair Value of Financial Instruments - Statement of Financial Accounting Standards No. 107 (SFAS No. 107), Disclosures About Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At December 31, 1996, management believes that the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term debt approximates fair value because of the short maturity of these financial instruments.

    Revenue Recognition - Revenues from sales of products are recognized when products are shipped to customers. The Company offers credit to its customers and performs ongoing credit evaluations of its customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 (Continued)
--------------------------------------------------------------------------------


    Income Taxes - The Company accounts for income taxes using Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires that the Company recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

    Stock Split - In August 1995, the Company effected a five-for-one split of its common stock and increased the number of shares authorized to 100,000,000. All share and per share amounts included in the accompanying financial statements and footnotes have been restated to reflect the stock split.

    Net Income Per Share - Net income per share is computed using the weighted-average number of shares of common stock and common equivalent shares outstanding, when dilutive, from stock options and warrants (using the treasury stock method). Primary and fully diluted earnings per share are approximately the same.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS No.
    128) which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires the disclosure of basic and diluted earnings per share. The Company has not assessed what impact SFAS No. 128 will have on the Company's computation of net income per share.

    Stock-Based Compensation - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation. The Company has determined that it will not change to the fair value method and will continue to use Accounting Principles Board Opinion No. 25 for measurement and recognition of employee stock-based transactions. See Note for disclosure of the pro forma effect on net income and net income per share.

    Foreign Currency - The Company's primary functional currency is the U.S. dollar. Assets and liabilities of the Company denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the periods. Gains and losses on foreign currency transactions are recognized as incurred.

    Reclassifications - Certain amounts previously reported for 1995 have been reclassified to conform to the 1996 financial statement presentation.

2.  ACQUISITIONS

    The Company completed a number of acquisitions during 1996. The following describes the transactions completed during the year ended December 31, 1996. The funds for the acquisitions were obtained primarily from the proceeds of the convertible debenture offering described in Note 8, and through the issuance of the Company's common stock and common stock purchase warrants (Note 9).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 (Continued)
--------------------------------------------------------------------------------


        Krasner Group, Inc.
        -------------------

        Effective June 18, 1996, the Company acquired all of the outstanding capital stock of Krasner Group, Inc. (TKG) which designs, manufactures, and markets costume jewelry. The aggregate acquisition cost of $3,205,000 includes the issuance of the Company's common stock valued at $1,440,000, the issuance of 250,628 stock purchase warrants with an ascribed value of $1,674,000 and related acquisition costs. As of December 31, 1996, 85,162 shares of common stock with an intrinsic value of $516,000 had been issued. The remaining $923,000 in intrinsic value of common stock is issuable at various dates in 1997 and is included in the accompanying balance sheet as Acquisition Payables. The purchase agreement also provides for the issuance of additional shares (Additional Shares) of common stock or stock purchase warrants with an intrinsic value equal to 110% the proceeds from the liquidation of TKG inventory on hand at the date of acquisition. As of December 31, 1996, $330,000 of intrinsic value of Additional Shares was payable, and is included in Acquisition Payables. The Company has guaranteed the intrinsic value of all stock purchase warrants, as defined, for a period of four successive trading days subsequent to the stock purchase warrant issuance date.

        Grant King International, Ltd.
        ------------------------------

        Effective July 1, 1996, the Company acquired the remaining 51% interest in Grant King International Co., Ltd. (GKI) that the Company did not previously own (Note 9), in exchange for the forgiveness of $414,000 owed by GKI to the Company. This transaction increased the Company's investment to $664,000. The operations and assets of GKI have been merged with S.L.S Trading Co., Ltd., a subsidiary of the Company.

        S.L.S. Trading Co., Ltd.
        ------------------------

        Effective July 1, 1996, the Company acquired certain assets and assumed certain liabilities of S.L.S. Trading Co., Ltd., which sources gemstones and develops certain proprietary stone cutting technologies. The aggregate acquisition cost of $555,000 includes $150,000 cash, the issuance of 108,000 warrants to purchase common stock of the Company with an ascribed value of approximately $405,000 and related acquisition costs.

        Harlyn International, Ltd.
        --------------------------

        Effective July 1, 1996, the Company acquired all of the outstanding capital stock of Harlyn International, Ltd. (HI) which manufactures and markets fine jewelry. The aggregate acquisition cost of $2,711,000 includes cash payments to the former shareholder of $2,358,000 and related acquisition costs. In addition, the Company repaid $234,000 of HI's bank debt concurrent with consummation of the purchase transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 (Continued)
--------------------------------------------------------------------------------


        Georgetown Collection, Inc.
        ---------------------------

        Effective October 18, 1996, the Company acquired approximately 82% of the outstanding capital stock of Georgetown Collection, Inc. (GCI) which markets collectible dolls through direct response mediums. The aggregate acquisition cost of $3,199,000 includes issuance of 196,377 restricted shares of the Company's common stock with an intrinsic value of $1,679,000 at the acquisition date plus related acquisition costs. In addition, the Company repaid $1,500,000 of GCI's bank debt concurrent with consummation of the purchase transaction. The purchase agreement also provides for future consideration in an amount equal to 15% of GCI's pretax earnings during calendar year 1997 and 4.5% of pretax earnings in each of calendar years 1998 through 2001. Future contingent payments, if payable, will be recorded as additional purchase price consideration and will increase goodwill recorded in conjunction with this acquisition. The Company has guaranteed the value of the 196,377 restricted shares of the Company's common stock issued in conjunction with this acquisition to be $1,679,000 at the first anniversary of the acquisition.

        The aggregate purchase price for all the acquisitions has been allocated to the net assets acquired based on estimated fair market values as follows:

        Cash and cash equivalents                 $    71,000
        Accounts receivable                         5,075,000
        Inventories                                 8,556,000
        Other current assets                        7,123,000
        Property and equipment                      5,000,000
        Intangible and other assets                 6,538,000
        Deferred income taxes                       2,511,000
        Liabilities assumed                       $26,040,000

        Each of the acquisitions was accounted for under the purchase method of accounting and, accordingly the operating results of each of the subsidiaries are included in the Company's consolidated financial statements since the respective acquisition dates. Pro forma unaudited consolidated operating results for the years ended December 31, 1996 and 1995, assuming all of the above-mentioned acquisitions had occurred at the beginning of 1996 and 1995, respectively, are summarized below:

                                               1996              1995
        Pro forma net sales                 $71,909,000       $63,760,000
        Pro forma net income                 (3,918,000)          (96,000)
        Pro forma net income per share            (0.26)            (0.01)

        This pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the acquisition been at the beginning of the year presented or future results of operations of the consolidated companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 (Continued)
--------------------------------------------------------------------------------


3.   INVENTORIES
--   -----------

     As of December 31, 1996 inventories consist of the following:

     Finished Goods                $7,265,000
     Work-in-process                  158,000
     Raw materials                  1,051,000
                                   ----------
                                   $8,474,000

4.   PROPERTY AND EQUIPMENT
--   ----------------------

     Property and equipment consist of the following:
     Land, buildings and improvements                     $3,653,000
     Computer equipment and software                         464,000
     Production models, molds, and tools                     148,000
     Autos                                                   202,000
     Office furniture and equipment                        2,416,000
     Machinery and equipment                                 560,000
                                                          ----------
     Accumulated depreciation                              7,443,000
                                                            (652,000)
                                                          ----------
                                                          $6,791,000
                                                          ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 (Continued)
--------------------------------------------------------------------------------


5.      RECEIVABLES FROM OFFICERS/STOCKHOLDERS

        Receivables from officers/stockholders bear interest at the prime rate plus 2.5% and are repayable to the Company upon demand.

6.      INVESTMENTS

        At December 31, 1996, the Company had the following equity investments:

        The Company owns 400,000 and 40,000 shares of Tracker Corporation and Camelot Corporation, respectively, which were received in exchange for marketing services provided to these companies. The shares represent an ownership interest of less than 10% in each of these companies and are restricted as to the Company's ability to sell them. The aggregate estimated carrying value of these shares at December 31, 1996 is $102,000 which approximates fair value.

        During 1996 the Company acquired a 38.3% interest in Pure Energy Corporation (PEC) in exchange for $2 million in cash and the issuance of stock purchase warrants with an ascribed value of $1,875,000. Additionally, the Company has agreed to fund up to $1,000,000 of PEC expenses. Through December 31, 1996 the Company had funded $507,000 of its commitment.

        During 1996 the Company acquired 31.5% of the outstanding shares of Ontro, Inc. (formerly Self-Heating Container Corporation) and 34% of Insta-Heat, Inc., two related privately held corporations, for $650,000 in cash. In connection with the acquisition and a related royalty agreement, the Company will receive exclusive worldwide distribution rights to market and distribute celebrity-driven products using certain patents owned by the two corporations.

7.      LINE OF CREDIT AND NOTES PAYABLE

        The Company has available to use for working capital purposes and to post letters of credit, a line of credit totaling $1,200,000, of which $600,000 can be used for working capital purposes. The line of credit bears interest at the lender's reference rate plus .5%. At December 31, 1996, letters of credit totaling $342,000 and standby letters of credit totaling $250,000 were outstanding under this line of credit. In order to utilize the working capital portion of the credit facility, the Company must maintain various financial convenants, including the maintenance of minimum liquid assets, maximum total liabilities to tangible net worth and a minimum current ratio. The Company was not in compliance with these covenants at December 31, 1996 and therefore may not utilize the working capital portion of the credit facility.

        A Company subsidiary, Georgetown Collection, Inc., has outstanding borrowings from a financial institution totaling $4,990,000 which bear interest at the bank's prime rate (8.25% at December 31, 1996) plus 1%. The outstanding balance is due in full to the bank on April 15, 1997. The Company is currently in the process of negotiating a new credit facility, the proceeds from which will be used to repay the outstanding balance. Management believes they will be successful in securing a new credit facility. In the event a new credit facility is not obtained, management believes the Company has adequate assets available which could be utilized to raise sufficient cash to repay the bank loan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 (Continued)
--------------------------------------------------------------------------------


       A Company subsidiary, Krasner Group, Inc., has outstanding borrowings from a financial institution totaling $1,813,000 which bear interest at the bank's prime rate (8.25% at December 31, 1996) plus 1.625%. The outstanding balance is to be repaid in September, 1997 and is collateralized by certain Company assets, including restricted cash.

8.     CONVERTIBLE DEBENTURES

       In September, 1996 the Company issued Convertible Debentures (the Debentures) with a face value of $15,500,000 in a private placement to institutional investors. This private placement yielded net proceeds to the Company totaling $14,730,000 after deducting costs associated with issuing the Debentures. The Debentures accrued interest of the rate of 7% per year, payable quarterly. The Debentures were convertible at the option of the holder into shares of the Company's common stock at a price equal to 85% of the closing price of the Company's common stock at the date of conversion, subject to a minimum and maximum conversion price of $5.25 and $12.00 per share, at any time through the second anniversary of the original date of issuance. Through December 31, 1996, the Company issued a total of 282,824 shares of its common stock in connection with the conversion of $1,330,000 of the original principal amount of the Debentures, plus interest accrued through the conversion date of $175,000.

       The conversion of the notes at 85% of the closing price of the Company's common stock resulted in the Debentures being issued at a discount (the conversion discount). The conversion discount is being recognized by the Company as non-cash interest expense over the term of the Debentures with a corresponding increase to the original principal amount of the Debentures. Upon conversion of the Debentures any portion of the conversion discount not previously recognized is recorded as interest expense on the conversion date. During the year ended December 31, 1996, a total of $391,000 of non-cash interest expense was recorded relating to the Debentures, including $220,000 relating to the additional conversion discount recorded upon conversion.

       In January 1997, the Company reached agreement with the debenture holders to tender all outstanding Debentures to the Company in exchange for new convertible Debentures (the New Debentures). Under the terms of the agreement, New Debentures were issued with a face value of 117.5% of the face value of the tendered debentures. The New Debentures bear interest at 7% per year, payable quarterly. The New Debentures are convertible at the option of the holder into shares of the Company's common stock at $8.00 per share. The New Debentures must be converted by January 1999. As a result of the 17.5% premium given as in inducement to the Debenture holders to tender the original debentures into New Debentures, the Company will record a non-cash charge of $1,841,000 in the first quarter of the Company's fiscal year ending December 31, 1997.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 (Continued)
--------------------------------------------------------------------------------


9.      STOCKHOLDERS' EQUITY

        Warrants - On November 21, 1995, the Company issued warrants to purchase 200,000 shares of common stock to Shamrock Partners, Ltd., in consideration of financial and business consulting services to be provided to the Company. The warrants vest as of the grant date with an exercise price of $5.00 per share, which was equivalent to the fair market value of the Company's common stock at the date of grant and are valid for five years from the date of the grant.

        On November 28, 1995, the Company entered into an agreement to issue warrants to purchase 300,000 shares of common stock to Grant G. King in consideration of the purchase by the Company of 49% of the issued and outstanding capital stock of Grant King International Co., Ltd. The warrants vest as of the grant date with an exercise price of $5.50 per share, which was equivalent to the fair market value of the Company's common stock at the date of grant and are valid for five years from the date of the grant. The warrants have an ascribed value of $250,000, which have been recorded as an investment and additional paid-in capital.

        On March 13, 1996, the Company entered into an agreement to issue warrants to purchase 200,000 shares each of common stock to two individuals in consideration of the purchase by the Company of 40% of the outstanding capital stock of Pure Energy Corporation. The warrants vest as of April 30, 1996 with an exercise price of $8.50 per share (200,000 warrants) and $12.00 per share (200,000 shares). The warrants are valid through April 30, 2001. The warrants have an ascribed value of $1,875,000, which have been recorded as an investment and additional paid-in-capital. As of December 31, 19965 2,500 of the warrants were exercised.

        In conjunction with the acquisitions described in Note 2 the Company issued stock purchase warrants as part of the consideration paid for these acquisitions. The following table summarizes the warrants issued:

                                                      Exercised as  Outstanding
                                   Warrants Exercise  of December   at December     Expiration
        Acquisition                 issued   Price      31, 1996     31, 1996          Date
        -----------                -------- --------  ------------  -----------     ----------
        Krasner Group, Inc.        250,628  $  7.75     62,090       188,538      April 10, 2004
        S.L.S. Trading Co., Ltd.   108,000  $  7.75        -         108,000      April 10, 2004


        As more fully discussed in Note 2, in conjunction with certain acquisitions, the Company may be required to issue additional stock purchase warrants at future dates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 (Continued)
--------------------------------------------------------------------------------


        Stock Option Plan - The shareholders approved and the Company adopted a Stock Option Plan on September 27, 1994 which was amended and restated on June 15, 1995 as the L.L. Knickerbocker Amended and Restated Stock Option Plan (the Plan). The Plan is administered by a committee appointed by the Board of Directors and provides that options may be granted at exercise prices determined by the Board of Directors at its sole discretion. The Plan is designed as an incentive for employees, non-employee directors and persons providing services of special importance to the Company. Unless otherwise specified, the options expire ten years from the date of grant. The Plan covered an aggregate of 400,000 shares when granted, which has been increased by the five-for-one stock split to a total of 2,000,000 shares. In 1996 the Board of Directors authorized an increase in the number of shares covered by the Plan to a total of 5,000,000. Non-employee directors of the Company are automatically granted options to purchase 10,000 shares of common stock at the fair market value at the date of grant each year that such person remains a director of the Company.

        Option activity under the plan is as follows:

                                                                           STOCK OPTION
                                                                       --------------------
                                                                       NUMBER OF      PRICE
                                                                        SHARES      PER SHARE
                                                                       ---------      -----
Outstanding, December 31, 1994                                               --
Granted                                                                2,000,000   $    0.75
Exercised                                                                     --
Canceled                                                                      --
                                                                       ---------   ---------
Outstanding, December 31, 1995                                         2,000,000        0.75

Granted                                                                  273,309   5.75-8.00
Exercised                                                               (885,514)  0.75-7.75
Canceled                                                                 (32,500)       0.75
                                                                       ---------  ----------
Outstanding, December 31, 1996                                         1,355,295  $0.75-8.00


The following is a summary of the weighted average exercise prices for activity during the year ended December 31, 1996:

                                                                                       WEIGHTED
                                                                                   AVERAGE EXERCISE
                                                                         SHARES          PRICE
                                                                       ---------       --------
Beginning Outstanding                                                  2,000,000       $   0.75
    Options Granted (Price = Fair Value)                                 273,309           7.65
    Options Exercise                                                    (885,514)          0.82
    Options Cancelled                                                    (32,500)          0.75
                                                                       ---------       --------
Ending Outstanding                                                     1,355,295       $   2.10
Exercisable as of December 31, 1996                                    1,343,456       $   1.09


Additional information regarding options outstanding as of December 31, 1996 is as follows:


                                               OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                         WEIGHTED AVG.
                                           REMAINING      WEIGHTED AVG.                   WEIGHTED AVG.
      RANGE OF             NUMBER         CONTRACTUAL       EXERCISE         NUMBER         EXERCISE
  EXERCISE PRICES       OUTSTANDING          LIFE             PRICE        EXERCISABLE       PRICE
  ---------------       -----------      -------------    -------------    -----------    ------------
   $        0.75         1,091,250          8 years          $0.75          1,089,411         $0.75
   $5.75 - $8.00           264,045          9 years          $7.50            254,045         $7.50


At December 31, 1996, 2,759,191 shares were available for future grants under the Option plan, respectively.

ADDITIONAL STOCK PLAN INFORMATION

As discussed in Note 1, the company continues to account for its stock-based awards using the intrisic value method in accordance with Accounting Principles Board No.25, Accounting for Stock Issued to Employees and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

Statement of Financial Accounting Standards No. 123 for Stock-Based compensation, (SFAS 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable fully transferable options without vesting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 (Continued)
--------------------------------------------------------------------------------


        restrictions, which significantly differ from the Company's stock options awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 10 years following vesting; stock volatility, 85 % in 1996 and 25% 1995; risk free interest rates, .6.5% in 1996 and 6.5% in 1995; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1995 and 1996 awards had been amortized to expense over the vesting period of the awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $891,000 ($.07 per share) in 1995 and $335,000 ($.02 per share) in 1996.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 (Continued)
--------------------------------------------------------------------------------

10.     COMMITMENTS AND CONTINGENCIES

        Leases - The Company is committed under operating lease agreements for facilities and equipment. The facility lease contains a provision for annual rental increases based on the consumer price index.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 (Continued)
--------------------------------------------------------------------------------


        Minimum annual rental commitments under operating leases are as follows:

        Year ending December 31:
           1997                                                $  874,000
           1998                                                   511,000
           1999                                                   436,000
           2000                                                   385,000
           2001                                                   329,000
           Thereafter                                           1,811,000
                                                               ----------
                                                               $4,346,000
                                                               ==========

        Rent expense for the years ended December 31, 1996 and 1995 was $650,000 and $86,000, respectively.

        Contractual Arrangements - The Company has contractual arrangements with several celebrities and other third parties, including Marie Osmond, Annette Funicello and Bob Mackie. Under the terms of these contracts, the celebrities agree to act as spokesperson for their respective products, promote the product, approve the design and make a minimum number of public appearances. The Company is obligated to manufacture a safe product approved by the celebrity, hold the celebrity harmless from liability, maintain specified levels of liability insurance and pay royalties ranging from 5% to 10% of net wholesale sales. Each contract has a termination clause in the event certain minimum annual sales are not attained (ranging from $50,000 to $500,000). In certain instances, the celebrity or other third party has the right to terminate the contract if the minimum sales level is not attained for any single year. The contracts run from 18 months to 5 years and contain audit clauses, with penalties for errors or omissions.

        Letters of Credit - The Company finances certain collectible program purchases and other product utilizing irrevocable, transferable letters of credit. These letters of credit are issued to the Company by its major customer's bank, with the Company as the beneficiary. The Company then transfers a portion of the letter of credit to the Company's supplier to secure payment of the purchase. The Company and the supplier draw down the letter of credit when the supplier ships the product directly to the Company's customer. At December 31, 1996, there were no amounts outstanding (drawn down) under these letters of credit agreements.

        Employment Contracts - The Company has entered into six employment agreements with Company officers with five-year terms. The agreements call for aggregate annual compensation of $965,000 and a discretionary bonus of up to 10% of income before income taxes.

        Litigation - The Company is subject to litigation in the normal course of business, none of which management believes is material to the financial statements at December 31, 1996.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 (Continued)
--------------------------------------------------------------------------------

11.     LONG-TERM DEBT

        A Company subsidiary, HARLYN INTERNATIONAL, LTD. financed the purchase of their facility with a mortgage bearing an annual interest rate of 14%. Payments on the mortgage are as follows:

        Year ended December 31,
        1997                         $266,000
        1998                          371,000
                                     --------
        Total long term debt         $637,000
                                     ========

12.     SIGNIFICANT CONCENTRATIONS

        Customer Concentration - During the years ended December 31, 1996 and 1995, the Company conducted business with one customer whose aggregate sales volume comprised approximately 43% and 60% of the Company's revenues, respectively. A reduction in sales to this customer could adversely impact the financial condition and operations of the Company.

        Merchandise Risk - The Company's success is largely dependent on its ability to provide to its customers merchandise that satisfies consumer tastes and demand. Any inability to provide appropriate merchandise in sufficient quantities and in a timely manner could have a material adverse effect on the Company's business, operating results, and financial condition.

13.     INCOME TAXES

INCOME TAXES

Provision for income taxes consists of:                                1996            1995
Current federal and state income taxes                                  $227,000       $1,224,000
Current foreign taxes                                                    408,000              -
Deferred federal and state income taxes                                 (185,000)        (341,000)
                                                                       ------------   ------------
Provision for income taxes                                             $ 450,000      $   883,000
                                                                       ============   ============

A reconciliation of the statutory federal rate and the provision for income taxes is as follows:

                                                                        1996            1995
Federal tax at statutory rate                                          $684,000       $753,000
State taxes                                                              (8,000)       130,000
Goodwill Amortization                                                    59,000
Residual U.S. tax on foreign earnings                                  (313,000)
Other                                                                    28,000
                                                                       ------------   ------------
                                                                       $450,000       $883,000
                                                                       ============   ============

Significant components of the Company's deferred tax liabilities and assets for federal and state income taxes consists of the following:

                                                                        December 31, 1996
Deferred tax assets
 Bad debt reserve                                                       $  447,000
 Accruals                                                                  112,000
 Uniform Capitalization                                                    118,000
 Other Reserves                                                          1,355,000
 Returns and allowances                                                    303,000
 Pre-acquisition net operating loss carryforward                         1,933,000
 Other                                                                      30,000
                                                                        ----------
Total deferred tax assets                                                4,298,000


Deferred tax liabilities
 Difference between book and tax basis of fixed assets                  $  (97,000)
 Prepaids                                                                 (875,000)
 State income taxes                                                       (255,000)
                                                                       -----------
Total deferred tax liabilities                                          (1,227,000)
                                                                       -----------
                                                                       $ 3,071,000
                                                                       ===========

The company has not provided any residual U.S. tax on approximately $1,384,000 of a portion of the Company's foreign subsidiaries' undistributed earnings as the Company intends to indefinately reinvest such earnings.

The Company recorded a credit to equity of $1,354,000 as a result of the tax benefit from the exercise of stock options. Since the Company does not have sufficient taxable income or carry back potential to utilize the deductions generated from the exercise of the options, approximately $3,157,000 of deductions has not been recorded in the accompanying financial statements. As these losses are utilized in future years, the tax benefit will be recorded to equity.

The Company has an approximate $4,800,000 loss carryforward related to Georgetown and Krasner which can be used to reduce future taxable income. Sections 382 and 383 of the Internal Revenue Code of 1986 place certain limitations on the use of these acquired losses. A maximum of $320,000 of the net operating loss carryforward can be utilized will begin annually in 1997 and subsequent years. Any net operating loss not utilized expiring in 2010.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     In January 1996, the Company changed its auditing firm from Singer, Lewak, Greenbaum & Goldstein to Deloitte & Touche LLP. A report on Form 8-K was filed concerning the change of accountants.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-------  -------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

The directors and executive officers of the Company are as follows:

               Name                 Age               Position
    ----------------------------------------------------------------------------
    Louis L. Knickerbocker          54     Chief Executive Officer,
                                           President and Chairman of the Board

    Peggy Vicioso                   35     Executive Vice President and
                                           Secretary

    Tamara Knickerbocker            33     Vice President

    Anthony P. Shutts               33     Chief Financial Officer
                                           and Director

    Farrah Fawcett                  50     Director

    Gerald A. Margolis              67     Director

    William R. Black                44     Director
    Lowell W. Paxson                62     Director

All directors hold office until the next meeting of the shareholders of the Company and until their successors are qualified and elected. Executive officers of the Company are appointed by the Board of Directors and serve at the discretion of the Board. All executive officers devote full time to the Company.

Mr. Louis L. Knickerbocker, Chief Executive Officer, President, and Chairman

Mr. Knickerbocker, 54, is the founder and Chairman, President, and Chief Executive Officer of the Company. He received an AA degree in 1964 from Santa Monica College with a major in medicine and a minor in economics.

From 1965 through 1974 Mr. Knickerbocker worked as a salesman and sales supervisor at M. Cooper & Son, purchased and sold several liquor stores, and acquired and sold a total of seven restaurants, four of which comprised a chain of Mexican restaurants. Between 1974 and 1985, he acted as a private investor and businessman, investing in real estate and purchasing and selling small businesses.

Mr. Knickerbocker and his wife, Tamara, Vice President of the Company, formed the Company as International Beauty Supply in 1985, co-founded LaVie Cosmetics with Michael Elam and comedienne, Phyllis Diller in 1987, co-founded another company, MLF Enterprises, in 1989 with Michael Elam and Farrah Fawcett and, in 1990, the Knickerbockers formed Knickerbocker Creations, Ltd. and began developing the celebrity driven products which are now part of The L. L. Knickerbocker Co., Inc.

Ms. Peggy Vicioso, Executive Vice President and Secretary

Ms. Vicioso, 35, joined the Company in December of 1993. She assumed the position of Executive Vice President in May 1995 Ms. Vicioso was elected Secretary of the Company in June 1995. Ms. Vicioso graduated in 1981 from Brooks College in California with an Associate of Arts degree in Merchandising. In addition, she has a 12 year background in international trade, product development, marketing, and sales. From 1983 through 1987, Ms. Vicioso served as Operation Manager for Ocean Pacific Images, a licensee of Ocean Pacific Sportswear. From 1987 through 1993, she worked on the senior merchandising team and ultimately served as Vice President of Merchandising for Pacific Outlook Sportswear, the largest licensee of Ocean Pacific Sportswear.

Ms. Vicioso was instrumental in launching the Company's direct response print campaigns and infomercial projects in 1995. She continues to develop departmental strategy and staffing requirements to manage the Company's growth.

Ms. Tamara Knickerbocker, Vice President

Mrs. Knickerbocker, 33, has been with the Company as Vice President since its inception. She has over 8 years experience in the field of marketing. In 1985, Mrs. Knickerbocker helped to form the Company as International Beauty Supply, and thereafter LaVie Cosmetics, MLF Enterprises and Knickerbocker Creations, Ltd. Since 1985, she has worked to develop and market products and programs for the home shopping industry. Her focus has mainly been the creation and development of the products, and she has emphasized collectibles.

Mrs. Knickerbocker is currently managing all aspects of the Marie Osmond Doll Collection program, including product and program development, production, marketing and sales. In addition, she also oversees the other collectible programs, including the collectable bears. She has had primary responsibility for the profitability and diversity of the collectible lines and is currently coordinating expansion in these programs.

Mr. Anthony P. Shutts, C.P.A., Chief Financial Officer, Director

Mr. Anthony P. Shutts, 33, was hired as a consultant to the Company on April 1, 1993 and became Chief Financial Officer of the Company on June 30, 1993. Mr. Shutts became a full time employee of the Company on April 1, 1996. He is a certified public accountant with over 10 years experience in public accounting, specializing in emerging companies. Mr. Shutts holds a masters degree in taxation from the University of Southern California. Currently, Mr. Shutts serves as Chief Financial Officer of the Company, overseeing the financial records preparation and reporting, and performing the general functions of CFO.

Mr. Shutts has provided services relating to auditing, compilation and review of companies in the manufacturing, high technology, real estate, retail, health care, financial and entertainment industries. In addition to financial statement preparation, Mr. Shutts has provided services relating to income tax planning and preparation, business valuation, financial and operational planning, budgeting and personal financial planning.

Mr. Shutts has also provided consulting services relating to economic analysis and feasibility studies on real estate projects, debt and equity restructuring, software installation and implementation, office automation and temporary or part time controllership services.

From 1993 to 1996, Mr. Shutts has maintained a private accountancy and financial consulting practice. Prior to his private practice, he worked as Business Manager with Breslauer, Jacobson, Rutman & Sherman from 1992 to 1993 and with Allen, Haight & Schurawel as a Senior Accountant from 1991 to 1992. Mr. Shutts worked with Deloitte & Touche as a Senior Consultant from 1986 to 1991.

Ms. Farrah Fawcett, Director

Ms. Fawcett, 50, was appointed to the Board of Directors in June 1994. She is a well known celebrity actress and has been the president and a director of Tolivar Productions, Inc., an acting services firm since 1978. Ms. Fawcett has participated in the development and marketing of products with MLF Enterprises (a company she co-founded with Louis L. Knickerbocker and Michael Elam in 1989), and with Knickerbocker Creations, Ltd. in 1991 to 1993.

Mr. Gerald A. Margolis, Director

Mr. Margolis, 67, was appointed to the Board of Directors in June 1994, and served as Secretary of the Company from June 1994 until June 1995. He graduated from U.C.L.A. Law School in 1954 and has been a licensed attorney in private practice and a member of the California State Bar since 1955. Mr. Margolis was a City Council member of the Culver City Counsel from 1962 to 1966. Mr. Margolis has advised the Company on general corporate matters since its inception in 1985.

Mr. William R.  Black, Director

Mr. Black, 44, was appointed to the Board of Directors in November 1995. He received a BSBA in Marketing from the University of Denver in 1978, an MBA from the University of Denver in 1981 and a Juris Doctor from Western State University College of Law in 1987. Mr. Black is a licensed attorney and a member of the California State Bar, the Federal District Courts for the Central and Northern Districts of California and the Ninth Circuit Court of Appeals.

Mr. Black worked as an Area Manager for Deere & Company from 1979 through 1984, Director of Analysis for Management Resource Services Company from 1984 through 1985, and Senior Vice President of Geneva Corporation from 1985 through 1990. He maintains a private law practice and is currently General Counsel of Sunclipse, Inc. in Buena Park, California, General Counsel and Director of Pyraponic Industries, Inc. in San Diego, California, Special Counsel for North America for Amcor, Ltd. in Melbourne Australia, General Counsel, Secretary and Director of Anle Paper Co., Inc. in Chicago, Illinois, General Counsel, Secretary and Director of Mann-Craft Container Corporation in Elmhurst, Illinois, Director of Raymark Container, Inc. in Atlanta, Georgia, Director General of Amcor de Mexico, S.A. de C.V. in Guadalajara, Jalisco Mexico, and Director General of Kent H. Landsberg Co. de Mexico, S.A. de C.V in Tijuana, Baja California Mexico.

Mr. Lowell W. Paxson, Director

Mr. Paxson, 62, was appointed to the Board of Directors in June 1996. He has been the Chairman of the Board and Chief Executive Officer of Paxson Communications Corporations, Inc. since that company's inception in 1991. Mr. Paxson was the President of Home Shopping Network, Inc. from 1985 to 1990. Presently, the Company is involved in a joint venture with Paxson Communications Corporation, Inc. to develop and promote products through the home shopping industry and other marketing venues. Mr. Paxson resigned from the Board of Directors of the Company on January 1, 1997.


ITEM 10.          EXECUTIVE COMPENSATION
--------          ----------------------

The following table sets forth certain information concerning annual, long term and other compensation received during the last three fiscal years and to be received by (i) the Chief Executive Officer of the Company, and (ii) the Company's four most highly compensated executive officers whose annual salary and bonus compensation exceeded $100,000:


                                        Annual Compensation
 Name and Principal          Fiscal    ----------------------     Long Term       All Other
     Position                 Year      Salary       Bonus       Compensation    Compensation(1)
------------------------------------------------------------------------------------------------

 Louis L. Knickerbocker,      1996     $300,000       N/A           N/A              N/A
   CEO                        1995     $175,000    $ 175,000        N/A            500,000
                              1994     $175,000       N/A           N/A              N/A

Peggy Vicioso                 1996     $100,000       N/A           N/A              9,750
   Executive Vice President   1995     $ 53,173    $ 35,000         N/A            151,250
                              1994     $ 40,000    $ 13,000         N/A              N/A

Tamara Knickerbocker          1996     $ 80,000       N/A           N/A             12,362
   Vice President             1995     $ 75,000       N/A           N/A              N/A
                              1994     $ 50,000       N/A           N/A              N/A

Anthony Shutts                1996     $110,000       N/A           N/A              N/A
   CFO                        1995     $ 63,046       N/A           N/A             50,000
                              1994     $ 42,500       N/A           N/A              N/A

----------
(1) All Other Compensation consists of stock options granted under the Company's Stock Option Plan to each of the Named Executive Officers. Reflected amounts consist of the number of options to purchase the Company's common stock.

DIRECTORS FEES

Directors receive a fee of $500 per meeting attended and reasonable travel expenses.

EMPLOYMENT AGREEMENTS

The Company entered into employment agreements with Louis L. Knickerbocker, its President, Anthony P. Shutts, its CFO, Peggy Vicioso, its Executive Vice President, Tamara Knickerbocker, its Vice President, and Grant King, President of L. L. Knickerbocker (Thai) Co., Inc. on July 1, 1996. On June 18, 1996, the Company entered into an employment agreement with Martin Krasner, President of Krasner Group Inc. The respective terms of the employment agreements are five years each. The agreements are subject to early termination by the Company under certain conditions, including breach of the agreement, fraud by the employee, and/or breach of fiduciary duty owed to the Company by the employee. The Company has the right to extend the terms of the employment agreements for an additional five years each upon written notice to the employees. Under terms of the agreements, each of the employees agrees to devote his or her full time and effort to the business affairs of the Company and to use his or her best efforts to promote the best interests of the Company.

During the first year, the employment agreements called for Louis L. Knickerbocker to receive an annual base salary of $300,000, for Anthony Shutts to receive an annual base salary of $120,000, for Peggy Vicioso to receive an annual base salary of $100,000, for Tamara Knickerbocker to receive an annual base salary of $80,000, for Grant King to receive an annual base salary of $140,000, and for Marin Krasner to receive an annual base salary of $225,000. In addition to their respective base salaries, Mr. Knickerbocker, Mr. Shutts, Ms. Vicioso and Mrs. Knickerbocker are eligible to receive an annual bonus in an amount to be determined by a compensation committee and ratified by the Board of Directors out of a Management Bonus Fund up to a maximum of 10% of the operating profits of the Company and are entitled to receive certain stock options from the Stock Option Plan previously adopted by the Company. See "Stock Option Plan."

STOCK OPTION PLAN

The shareholders approved and the Company adopted a Stock Option Plan on September 27, 1994 which was amended and restated on June 15, 1995 as the L. L. Knickerbocker 1995 Amended and Restated Stock Option Plan (the "Plan"). The Plan is administered by a committee appointed by the Board of Directors and provides that options may be granted at exercise prices determined by the Board of Directors in its sole discretion. The Plan is designed as an incentive for employees, non-employee directors and persons providing services of special importance to the Company. Unless otherwise specified, the options expire ten years from the date of grant. The Plan covered an aggregate of 400,000 shares when granted, which was increased by the five-for-one stock split to a total of 2,000,000 shares. As of the date of this report, 400,000 pre-split options have been granted pursuant to the Plan, which has been increased by the five-for-one stock split to a total of 2,000,000 options granted.

Options Granted

The following table discloses the individual grants of options to purchase securities of the Company to each of the Named Executive Officers, for the most recent fiscal year.

Options/SAR Grants During the Fiscal Year Ended December 31, 1996

                        Number of     % of Total              Market value
                       Securities    Options/SARs             of Securities
                       Underlying     Granted to              Underlying
                       Options/SARs   Employees   Exercise or Options/SARs
                         Granted      in Fiscal   Base Price  Grant date    Expiration
         Name             (#)(1)       Year (2)   ($/Share)   ($/Share)(3)    Date(4)
--------------------------------------------------------------------------------------
Peggy Vicioso             9,750        14.21%     $7.75 (2)     $7.75(3)      2006
Tamara Knickerbocker      8,272        12.06%     $7.75 (2)     $7.75(3)      2006
Tamara Knickerbocker      2,853         4.16%     $8.00 (2)     $8.00(3)      2006
Tamara Knickerbocker      1,237         1.80%     $5.75 (2)     $5.75(3)      2006

----------
(1) All grants consist of stock options granted pursuant to the Company's Stock Option Plan.
(2) In fiscal 1996, 68,603 options were granted pursuant to the Company's Stock Option Plan. This number was used in calculating the percentage in the above table.
(3) Market value based on the average trading price of the Company's common stock on the grant date.
(4) The Options granted under the Company's Stock Option Plan expire on the tenth anniversary of the date of grant.

Aggregate Options Exercised. There were an aggregate of 350,000 options exercised by the Named Executive Officers during the fiscal year ended December 31, 1996.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

PRINCIPAL SHAREHOLDERS

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 1996 by (i) each director of the Company, (ii) the CEO of the Company and the four most highly compensated executive officers of the Company whose annual salary and bonus compensation exceeded $100,000, (iii) all directors and executive officers as a group, and (iii) each person known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock:

Name and Address of                   Amount and Nature of            Percent
Beneficial Owner (1)                      Ownership                   of Class
-------------------------------------------------------------------------------
Louis L. Knickerbocker and Tamara
 Knickerbocker, Husband and Wife as
 Community Property                        7,489,285                   42.5%(2)
Peggy Vicioso                                      0
Anthony P. Shutts                                400
Farrah Fawcett                                 5,000
Gerald Margolis                              100,000
William R. Black                              30,000
Lowell W. Paxson                               3,000
Directors and Executive Officers
 as a Group                                  138,400(3)                  .8%(3)

----------
(1) The address for all persons listed is 30055 Comercio, Rancho Santa Margarita, California 92688

(2) Percentage is based on the 7,139,285 shares currently held of record plus options issued by the Company to Mr. Knickerbocker that enables Mr. Knickerbocker to currently acquire 350,000 shares of the Company's common stock.

(3) Beneficial ownership of the Directors and Executive Officers as a group is based on 138,400 shares currently held of record plus options issued by the Company to Directors and Executive Officers to currently acquire 71,362 shares of the Company's common stock.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------- ----------------------------------------------

RELATED PARTY TRANSACTION

The Company leases office and warehouse space at 30055 Comercio, Rancho Santa Margarita, California 92688. The building space allocation is 1,500 square feet of office space and 8,500 square feet of warehouse space. Up until September 30, 1994 the facilities were subleased from K and E Marketing, Ltd., a corporation co-owned by Louis L. Knickerbocker, a principal of the Company, and Michael Elam, a former spokesperson for the Company, at a rate of $8,065 per month (since January 1, 1994) plus its proportionate share of taxes, maintenance and property insurance. Several related companies occupied the facilities and the rental payment was based on the Company's pro-rated share of the space. On October 1, 1994, the lease was amended to assign the leasehold to the Company. On February 15, 1995, the Company signed a new 3 year lease agreement for the premises at a rate of $7,755 per month, which includes taxes, maintenance, and property insurance. The previous lease had expired on January 31, 1995. The related companies no longer occupy the facilities or pay rent to the Company.


LOAN TO SHAREHOLDER

During 1996, the Company made a loan to its president, Louis L. Knickerbocker, in the principal amount of $485,000 and a loan to Grant King, former owner of Grand King International Cop., Ltd. in the amount of $111,000. Both loans was evidenced by a promissory note from Mr. Knickerbocker to the Company providing for payment of interest at the prime rate plus 2 1/2% per annum due and payable on demand.

Pursuant to a resolution of the Board of Directors of the Company, passed on September 27, 1994, any ongoing and future transactions between the Company and its officers, directors, employees, and affiliates, that are outside the scope of the Company's employment relationship with such persons will be on terms no less favorable to the Company than can be obtained from unaffiliated parties. Any such transactions are subject to the approval of a majority of the disinterested members of the Board of Directors.


AFFILIATED AND PREDECESSOR COMPANIES

The L. L. Knickerbocker Company, Inc. (the "Company") was formed by Louis L. Knickerbocker, Chairman, President, and Chief Executive Officer of the Company, and Tamara Knickerbocker, his wife and the Vice President of the Company, under the name International Beauty Supply, Ltd., a California corporation ("IBS") in 1985. IBS developed a line of cosmetics called "Orchid Premium" that was initially marketed to professional beauty supply houses and subsequently expanded to retail stores.

The Knickerbockers next venture was LaVie Cosmetics, a California corporation ("LaVie"), that the Knickerbockers co-founded with Michael Elam, a spokesperson for the Company, and comedienne, Phyllis Diller, in 1987. LaVie introduced a product named Creme de LaVie in both the I. Magnin and Nordstrom department stores. In October 1988 Creme de LaVie was introduced on The Home Shopping Network in Tampa, Florida with Mr. Elam and Ms. Diller live on the air.

In 1989 the Knickerbockers co-founded another company, MLF Enterprises, a California corporation ("MLF") with Mr. Elam and Farrah Fawcett, a director of the Company. MLF developed replicas of Ms. Fawcett's jewelry collection, which were sold through the television home shopping industry.

The Knickerbockers next formed Knickerbocker Creations, Ltd., a California corporation ("Creations") in 1990 and began developing the products and celebrity endorsement programs which are now part of the Company.

In 1993 the directors and shareholders of Creations and IBS determined to effect an initial public offering in order to finance the continued growth of the different companies. It was determined that the operations of Creations and IBS should be consolidated under a single entity in order to facilitate the contemplated public offering. However, because Creations had been switched from a "C" corporation to a subchapter "S" corporation in 1990, the directors and shareholders of the Company were advised that Creations would be an unsuitable candidate for a public offering.

On May 24, 1993, the directors and shareholders of IBS approved an amendment of the articles of incorporation of the corporation changing the name of the corporation from "International Beauty Supply, Ltd." to the Company's current name, "The L. L. Knickerbocker Company, Inc." The Company's name was chosen to maximize the retention of the goodwill in the home shopping industry associated with the name "Knickerbocker" by virtue of Creations' business. The Company then consummated an asset purchase agreement whereby the operating assets of Creations, including but not limited to the marketing and distribution rights to the products and programs of Creations, were acquired along with certain liabilities. As of the date hereof, all current active contracts of Creations have been assumed or amended to grant those rights and obligations to the Company.

In connection with the initial public offering of the Company's common stock completed January 25, 1995, the Directors and shareholders of the Company approved as of June 15, 1994 a 1990.5 for 1 stock split of its outstanding common stock, and as of September 27, 1994 a .714 for 1 reverse stock split of its outstanding common stock.


CONFLICTS OF INTEREST

Mr. Knickerbocker has a current interest in LaVie Cosmetics ("LaVie"), MLF Enterprises ("MLF"), and Knickerbocker Creations, Ltd. ("Creations"). Each of these companies has previously developed and marketed products which are in direct competition with the Company's products. The Company has acquired the trademark rights and the license to market the products of LaVie, and has acquired certain operating assets and the operations of Creations. Both LaVie and Creations are currently inactive, but have not been dissolved.

Mr. Knickerbocker and Ms. Farrah Fawcett, a director of the Company, both have a current interest in MLF, which previously developed and marketed a line of jewelry products directly competitive to certain products that the Company may be marketing now or in the future. The operations of MLF have been discontinued and it is inactive, however MLF has not been dissolved.

Because Mr. Knickerbocker is an officer and director of the Company, and because Ms. Fawcett is a director of the Company, their respective continuing interests in LaVie, Creations, and MLF pose potential conflicts of interest, should such corporations become active again in the future, and should they sell or market products which are competitive with the Company's products, or should the Company negotiate or enter into any significant transaction or agreements with those companies, then a conflict of interest will exist. The Company has received assurances that none of the corporations or individuals named herein have any intention to compete with the Company or enter into any transactions or agreements which would present a conflict of interest. There can be no assurance, however, that such a conflict will not develop.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-------- --------------------------------

(a)      EXHIBITS
Exhibit
Number            Description
-------------------------------------------------------------------------------------------------------
3.1      Articles of Incorporation of International Beauty Supply, Ltd. ("IBS") dated July 11, 1985.(1)

3.2      Amendment to Articles of Incorporation of IBS dated May 24, 1993.(1)

3.3      Certificate of Amendment to Articles of Incorporation of The L. L. Knickerbocker Company Inc.
         (the "Company") dated June 20, 1994.(1)

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

3.5      Bylaws of the Company.(2)

4.1      Qualified Stock Option Plan adopted by the Company on September 27, 1994 along with form of
         Stock Option Agreement.(3)

4.2      Form of Warrant Agreement.(3)

4.3      Form of Representative's Warrant issued to W.B. McKee Securities, Inc. upon consummation of the
         Company's offering on January 25, 1995.(3)

4.4      Form of Common Stock Purchase Warrant issued to Shoreline Pacific, the Institutional Finance
         Division of Financial West Group. (6)

4.5      Form of 7% Convertible Debenture.(6)

10.1     Employment Agreement, dated July 1, 1996, between the Company and Louis L. Knickerbocker.(9)

10.2     Employment Agreement, dated July 1, 1996, between the Company and Tamara Knickerbocker.(9)

10.3     Employment Agreement, dated July 1, 1996, between the Company and Peggy Vicioso.(9)

10.4     Employment Agreement, dated July 1, 1996, between the Company and Anthony P.  Shutts.(9)

10.5     Product Development and License Agreement between American Environmental Systems, Inc. ("AES")
         and Knickerbocker Creations, Ltd. ("Creations") dated August 4, 1992 re development of a
                                                                              --
         portable room ionizer.(3)

10.6     Trademark License Agreement between AES and Creations dated October 22, 1992 re the licensing
                                                                                      --
         of the trademark EpE to Knickerbocker.(3)

10.7 Assignment of AES Product Development and License Agreement and AES Trademark License Agreement from Creations to the
         Company dated January 15, 1993, with Acceptance of Assignment by the Company and Consent to Assignment by AES.(3)

10.8     Agreement between QVC Network, Inc. ("QVC") and the Company dated September 29, 1993 re sales
                                                                                              --
         of EpE Clean Room ionizers.(3)

10.9     Agreement between Marie, Inc. and the Company dated April 1, 1993 re the services of Bob Mackie
                                                                           --
         in the design, production, and sale of products and licensing to the Company of the use of Bob
         Mackie's name in conjunction with the Company's products.(3)

10.10    Agreement between Bob Mackie (US), Inc. and the Company dated May 1, 1994 re the services of
                                                                                   --
         Bob Mackie in the design, production and sale of products and licensing to the Company of the use of Bob Mackie's name in conjunction with the Company's products.(3)

10.11    Agreement between Cello, Inc. and the Company dated May 13, 1994 re services of Annette
                                                                          --
         Funicello in the design, development, manufacture and the sale of products, with Acceptance by
         Annette Funicello and Cancellation of Prior Agreement dated October 30, 1991 between Cello,
         Inc. and Creations.(3)

10.12    Agreement between the Company and The Tracker Corporation of
         America dated March 15, 1995 re the development of marketing
                                      --
         campaigns for the Tracker products.(4)

10.13    Lease Agreement between the Company and Koll Management for 30055 Comercio, Santa Margarita, CA
         dated February 15, 1995.(2)

10.14    Letter of Agreement between the Company, Michael Elam, and Jim Hann dated June 22, 1993 re the
                                                                                                 --
         sale of EpE Clean Room System Ionizers.(2)

10.15    Letter of Agreement between the Company, Dr. Michael Elam, and Louis Sabatasso dated June 23,
         1993 re the sale of EpE Clean Room System Ionizers.(2)
              --

10.16    Joint Venture Agreement between the Company and Paxson Communications Corporation, dated
         December 21, 1995 re the formation of the joint venture corporation to be known as
                           --
         IN/LLK Media Marketing.(5)

10.17    Agreement between the joint venture partnership of the Company and Paxson Communications
         Corporation, and Agia Akal Singh Khalsa, dated January 22, 1996 re the development and
                                                                         --
         marketing of numerology services through infomercials, print media, radio, the home shopping industry and the worldwide web. (5)

10.18    Agreement between the Company and Grant King International Co., Ltd., dated November 28, 1995 re the acquisition of 49% of the issued and
                                 --
         outstanding stock of Grant King International Co., Ltd. (5)

10.19    Agreement between the Company and Grant King Design Co., Ltd., dated November 27, 1995 re the
                                                                                                --
         distribution of the jewelry products of Grant King Design Co., Ltd. (5)

10.20    Agreement of Purchase and Sale of the Capital Stock of Pure
         Energy Corporation between the Company and Pure Energy
         Corporation, dated February 7, 1996 re the acquisition of 40% of the issued and outstanding capital stock of Pure Energy
         Corporation. (5)

10.21    Letter of intent between Pure Energy Corporation and Biofine, Inc., dated March 3,  1996  re
                                                                                                   --
         the licensing of the patents of Biofine, Inc. (5)

10.22    License Agreement  between the Company and SIM-GT Licensing Corp., dated May 1, 1995  re the
                                                                                               --
         licensing of the name, likeness and trademarks of Richard Simmons. (5)

10.23    Agreement  between the Company and Timphaven Productions, Inc., dated July 24, 1995  re the
                                                                                              --
         distribution of videos, cassettes and instructional materials. (5)

10.24    Agreement of Purchase and Sale of the Capital Stock of Krasner Group, Inc., dated June 15,
         1996  re the acquisition of 100% of the issued and outstanding capital stock of Krasner Group,
               --
         Inc. (7)

10.25    Stock Purchase Agreement dated September 30, 1996, by and among Harlyn Products, Inc., Harlyn
         International Company, Ltd. and the Company.(6)

10.26    First Amendment to Stock Purchase Agreement dated October 15, 1996, by and among Harlyn
         Products, Inc., Harlyn International Company, Ltd. and the Company.(6)

10.27    Second Amendment to Stock Purchase Agreement dated November 7, 1996, by and among Harlyn
         Products, Inc., Harlyn International Company, Ltd. and the Company.(6)

10.28    Agreement of Purchase and Sale of the Capital Stock of Self
         Heating Container, Inc., dated September 17, 1996 by and between Self Heating Container Corporation of California and the Company(9)

10.29    Agreement of Purchase and Sale of the Capital Stock of Insta-Heat, Inc., dated September 17,
         1996, by and between Insta-Heat, Inc. and the Company(9)

10.30    Agreement of Purchase and Sale of the Capital Stock of
         Georgetown Collection, Inc., dated November 20, 1996, By and between Consumer Venture Partners I, L.P., Vermont Capital
         Venture Fund, North Atlantic Venture Fund, Merchant Partners and the Company.(8)

10.31    Form of Private Securities Subscription Agreement.(6)

10.32    Form of Registration Rights Agreement.(6)

11.1     Statement re computation of per share earnings.(9)

21.1     Subsidiaries of Registrant.(9)

23.0     Consent of Deloitte & Touche LLP, independent auditors. (10)
27.0     Financial Data Schedule (10)
----------------------------------

(1)Filed as part of Exhibit 3.1 to The L. L. Knickerbocker Company, Inc. Form SB-2 Registration Statement
   No. 33-85230-LA as filed with the Securities and Exchange Commission on or about October 13, 1994.

(2)Filed as an exhibit to the L. L. Knickerbocker Company, Inc. Annual Report on Form 10-KSB filed with the
   Securities and Exchange Commission on or about March 29, 1995.

(3)Filed as an Exhibit to The L. L. Knickerbocker Company, Inc. Form SB-2 Registration Statement No.
   33-85230-LA as filed with the Securities and Exchange Commission on or about October 13, 1994.

(4)Filed as Exhibit to The L. L. Knickerbocker Company, Inc. report on Form 8-K filed with the Securities and Exchange Commission on or about March 21, 1995.

(5)Filed as an exhibit to The L. L. Knickerbocker Company, Inc. Annual Report on Form 10-KSB filed with the
   Securities and Exchange Commission on or about April 15, 1996.

(6)Filed as an Exhibit to The L. L. Knickerbocker Company, Inc. Form 10-QSB/A as filed with the Securities
   & Exchange Commission on or about November 27, 1996.

(7)Filed as Exhibit to The L. L. Knickerbocker Company, Inc. report on Form 8-K filed with the Securities and Exchange Commission on or about July 3, 1996.

(8)Filed as Exhibit to The L. L. Knickerbocker Company, Inc. report on Form 8-K filed with the Securities and Exchange Commission on or about December 5, 1996.

(9)To be filed by Amendment.

(10)Filed Herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   The L.L. Knickerbocker Company, Inc.
                                   ------------------------------------
                                   (Registrant)

Date: April 15, 1997               By: /s/ Louis L. Knickerbocker
                                       --------------------------
                                       Louis L. Knickerbocker
                                       Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                       Title                             Date
--------------------------------------------------------------------------------

/s/ Louis L. Knickerbocker      Chief Executive Officer,          4/15/97
-----------------------------   President and Chairman
Louis L. Knickerbocker

/s/ Anthony P. Shutts           Chief Financial Officer           4/15/97
-----------------------------   and Director
Anthony P. Shutts

/s/ Peggy Vicioso               Executive Vice President          4/15/97
-----------------------------   and Secretary
Peggy Vicioso

/s/ Farrah Fawcett              Director                          4/15/97
-----------------------------
Farrah Fawcett


/s/ Gerald A. Margolis          Director                          4/15/97
-----------------------------
Gerald A. Margolis


/s/ William R. Black            Director                          4/15/97
-----------------------------
William R. Black


-----------------------------   Director
Lowell W. Paxson
