Form 10QSB
period 1997-03-31
KNICKERBOCKER L L CO INC
filed 1997-05-07
CIK 932136

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

 [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 (FEE REQUIRED)

                 For the quarterly period ended  March 31, 1997
                                                ---------------
                                       OR
 [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                           OF 1934 (NO FEE REQUIRED)

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

         Securities registered under Section 12(b) of the Exchange Act:

                                                   Name of Each Exchange on
               Title of Each Class                     Which Registered
               --------------------                ------------------------
            Common Stock, No Par Value                       NASDAQ
                                                     National Market System

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

The number of shares outstanding of the registrant's Common Stock, as of April 24, 1997 was 17,884,961.

     Transitional Small Business Disclosure Format    Yes         No  X
                                                          ---        ---


                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                               TABLE OF CONTENTS
                               -----------------

ITEM                                                                                                                PAGE
----
                                     PART I
                                     ------

1.     FINANCIAL INFORMATION.............................................................................           1

       A.  Condensed Consolidated Statements of operations (unaudited) for the three
            month periods ended March 31, 1997 and March 31, 1996........................................           1
       B.  Condensed Consolidated Balance Sheets at March 31, 1997
            (unaudited) and December 31, 1996............................................................           2
       C.  Condensed Consolidated Statements of Cash Flows (unaudited)
            for the three month periods ended March 31, 1997 and March 31, 1996..........................           4
       D.  Notes to Condensed Consolidated Financial Statements..........................................           5

  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............           9

       A.  General Business Description..................................................................           9
       B.  Results of Operations.........................................................................          10
       C.  Liquidity and Capital Resources...............................................................          12

                                    PART II
                                    -------
       SIGNATURES........................................................................................          13

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.   Financial Statements
------------------------------

                        THE L.L. KNICKERBOCKER CO., INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                               Three months ended March 31,
                                               -----------------------------
                                                  1997               1996
                                               -----------       -----------
Sales, net of returns                          $13,441,000       $ 3,159,000
Cost of sales                                    6,644,000         1,404,000
                                               -----------       -----------
Gross profit                                     6,797,000         1,755,000

Advertising expense                              1,577,000           108,000

Selling, general and administrative expenses     6,269,000         1,156,000
                                               -----------       -----------
Operating income                                (1,049,000)          491,000

Equity in loss of investee companies               305,000

Other income (expense), net                       (113,000)           44,000

Interest expense (See Note 3)                    3,093,000
                                               -----------       -----------
Income before minority interest in loss
 of subsidiary                                  (4,560,000)          535,000

Minority interest in loss of subsidiary            118,000

Income tax (benefit) expense                      (603,000)          212,000
                                               -----------       -----------
Net income                                     $(3,839,000)      $   323,000
                                               ===========       ===========

Primary net income (loss) per share            $     (0.23)      $      0.02
                                               ===========       ===========

Primary weighted average common and common
 equivalent shares outstanding                  16,933,273        16,057,063
                                               ===========       ===========

THE L.L. KNICKERBOCKER CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

                                            March 31, 1997    December 31, 1996
                                            --------------    -----------------
Cash and cash equivalents                   $  1,751,000      $  6,247,000
Restricted cash                                  500,000           500,000
Accounts receivable                           10,802,000        13,730,000
Receivable from stockholder/officer            1,008,000           596,000
Inventories                                    9,716,000         8,474,000
Prepaid expenses and other current assets      7,144,000         4,983,000
Income tax receivable                          1,378,000           733,000
Deferred income taxes                          1,236,000         1,236,000
                                            ------------      ------------
   Total current assets                       33,535,000        36,499,000

Property and equipment, net                    6,733,000         6,791,000
Investments                                    4,380,000         4,677,000
Other assets                                   1,120,000         1,480,000
Deferred income taxes                          1,835,000         1,835,000
Goodwill, net of accumulated amortization
 of $457,000 and $310,000 as of March 31,
 1997 and December 31, 1996, respectively      6,143,000         6,290,000
                                            ------------      ------------
                                            $ 53,746,000      $ 57,572,000
                                            ============      ============

THE L.L. KNICKERBOCKER CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                             March 31, 1997    December 31, 1996
                                             --------------    -----------------
Current liabilities:
Accounts payable and accrued expenses        $  8,673,000      $ 11,311,000
Commissions and royalties payable                 587,000           828,000
Notes payable                                   6,826,000         7,008,000
Interest payable                                  211,000           131,000
Income taxes payable                               41,000                 -
Acquisition payable                               652,000         1,253,000
Current portion of long-term debt                 278,000           266,000
Other current liabilities                         384,000                 -
                                             ------------      ------------
   Total current liabilities                   17,652,000        20,797,000


Long-term liabilities:
Long-term debt, less current portion              442,000           371,000
Convertible debentures, net of discount of
 $2,344,000 as of December 31, 1996            10,681,000        11,826,000
Other long-term liabilities                             -            51,000
                                             ------------      ------------
   Total long-term liabilities                 11,123,000        12,248,000


Minority interest                                 146,000           264,000
Stockholders equity:
Common stock                                   19,489,000        13,082,000
Additional paid-in capital                      5,947,000         8,018,000
Retained earnings (deficit)                      (692,000)        3,147,000
Foreign currency translation adjustment            81,000            16,000
                                             ------------      ------------
   Total stockholder's equity                  24,825,000        24,263,000
                                             ------------      ------------

                                             $ 53,746,000      $ 57,572,000
                                             ============      ============

                       THE L.L. KNICKERBOCKER CO., INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


Cash flows provided by operating activities:

Net income (loss)                                                                 $  (3,839,000)     $   323,000
Adjustments to reconcile net income to net cash provided by (used in)
 operating activities:
 Depreciation and amortization                                                          503,000           40,000
 Convertible debentures accretion of principal (Note 3)                               1,899,000
 Deferred income taxes
 Amortization of deferred revenue                                                                        (23,000)
 Equity in loss of investee companies                                                   305,000
 Minority interest                                                                     (118,000)
 Amortization of debt discount                                                          589,000
Changes in operating accounts:
 Accounts receivable, net                                                             2,928,000        1,294,000
 Receivable from stockholder/officer                                                   (412,000)          84,000
 Income tax receivable                                                                 (645,000)
 Inventories                                                                         (1,242,000)        (214,000)
 Prepaid expenses and other current assets                                           (2,161,000)        (389,000)
 Other assets                                                                           (22,000)
 Accounts payable and accrued expenses                                               (2,103,000)        (577,000)
 Commissions and royalties payable                                                     (241,000)        (128,000)
 Income tax payable                                                                      41,000         (487,000)
 Other long term liabilities                                                            (51,000)         (10,000)
                                                                                    -----------      -----------
                                                                                     (4,569,000)         (87,000)

Cash flows from investing activities:
 Acquisitions of property, plant and equipment                                         (231,000)         (12,000)
 Investments                                                                             (8,000)        (116,000)
                                                                                    -----------      -----------
Net cash used in investing activities                                                  (239,000)        (128,000)


Cash flows from financing activities:
 Net borrowings on line of credit                                                      (182,000)
 Payments on long-term debt                                                              83,000
 Proceeds from exercise of common stock purchase warrants                               346,000          565,000
 Proceeds from exercise of stock options
 Payment of royalty commitment                                                                           (25,000)
                                                                                    -----------      -----------
 Deferred debt issue costs
Net cash provided by (used in) financing activities                                     247,000          540,000

Effect of Foreign currency translation                                                   65,000
                                                                                    -----------      -----------
Net (decrease) increase in cash and cash equivalents                                 (4,496,000)         325,000
Cash and cash equivalents, beginning of period                                        6,247,000        2,469,000
                                                                                    -----------      -----------
Cash and cash equivalents, end of period                                            $ 1,751,000      $ 2,794,000
                                                                                    ===========      ===========
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Income Taxes                                                          $                $   700,000
Cash Paid for Interest                                                              $  387,000       $         -

Supplemental Schedule of Noncash Investing and Financing Activity:

During the three months ended March 31, 1997, $5,388,000 of convertible debentures and $71,000 of accrued interest was converted to common stock.

During the three months ended March 31, 1997, the Company issued 90,614 shares of common stock in payment of $601,000 of acquisition payable.

THE L.L. KNICKERBOCKER CO., INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS


NOTE 1: Basis of Presentation:

As contemplated by the Securities and Exchange Commission under Item 310(b) of Regulation S-B, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The information set forth in these consolidated financial statements is unaudited except for the December 31, 1996 balance sheet. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying consolidated financial statements consolidate the accounts of Krasner Group, Inc. ("Krasner") which was acquired on June 18, 1996, Harlyn International, Ltd. which was acquired effective July 1, 1996, L.L. Knickerbocker (Thai) Company, Ltd, which includes the operations of Grant King International,Ltd and S.L.S Trading Co., Ltd, which were acquired effective July 1, 1996, and Georgetown Collection, Inc. which was acquired effective October 18, 1996. All intercompany transactions have been eliminated.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1996.

Certain prior period balances have been reclassified to conform with current presentation.

NOTE 2:  Net income per share:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128) which is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires the disclosure of basic and diluted earnings per share. For the three months ended March 31, 1997, the amount reported as net loss per share is not materially different from that which would have been reported for basic and diluted loss per share in accordance with SFAS 128.

NOTE 3:  Convertible debentures:

In September 1996, the Company issued Convertible Debentures (the Debentures) with a face value of $15,500,000 in a private placement to institutional investors. This private placement yielded net proceeds to the Company totaling $14,730,000 after deducting costs associated with issuing the debentures. The Debentures accrue interest at the rate of 7% per annum, payable quarterly in arrears on any unpaid or unconverted debt. The Debentures were convertible at the option of the holder into shares of the Company's common stock at a price equal to 85% of the closing price of the Company's common stock at the date of conversion, subject to a minimum and maximum conversion price of $5.25 and $12.00 per share, at any time through the second anniversary of the original date of issuance. Through March 31, 1997, the Company issued a total of 1,405,514 shares of its common stock in connection with the conversion of $6,718,000 of the original principal amount of the Debentures, plus interest accrued through the conversion dates.

The conversion of the notes at 85% of the closing price of the Company's common stock resulted in the Debentures being issued at a discount (the conversion discount). The conversion discount is being recognized by the Company as non-cash interest expense over the term of the Debentures with a corresponding increase to the original principal amount of the Debentures. Upon conversion of the Debentures any portion of the conversion discount not previously recognized is recorded as interest expense on the conversion date. During the quarter ended March 31, 1997, a total of $ 2,600,000 of non-cash interest expense was recorded relating to the Debentures, including $ 591,000 relating to the additional conversion discount recorded upon conversion.

In January 1997, the Company reached agreement with the Debenture holders to tender all outstanding Debentures to the Company in exchange for new convertible Debentures (the New Debentures). Under the terms of the agreement, New Debentures were issued with a face value of 117.5% of the face value of the tendered Debentures. The New Debentures bear interest at 7% per year, payable quarterly. The New Debentures are convertible at the option of the holder into shares of the Company's common stock at $8.00 per share. The New Debentures must be converted by January 1999. As a result of the 17.5% premium given as an inducement to the Debenture holders to tender the original debentures into New Debentures, the Company recorded a non-cash charge of $1,899,000 in the first quarter of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Form 10-QSB.

General

The Company markets a wide variety of branded consumer products, including collectibles, costume and fine jewelry, fashion accessories, patented products and consumables. The Company markets these brands through a variety of channels, including television shopping channels, infomercials, print media, direct mail,
retail stores and internet marketing campaigns.   The Company's core collectible
business is developing diverse lines of consumer products, contracting for the manufacture of those products to the Company's specifications, and marketing those products to customers. The Company's strength and history has been its strategy in marketing to the home shopping industry by identifying the industry's key product segments (i.e. collectibles, environmental systems, jewelry, health and beauty) and building Brand recognition within those product segments. The Company partners with a celebrity or spokesperson to enhance the appeal of the product. Using this strategy, the Company was the first to bring celebrities to the home shopping industry. The Company's celebrity programs include products endorsed by Marie Osmond, Annette Funicello, Bob Mackie, Nolan Miller, Kenneth Jay Lane, and Barbara Mandrell. The Company plans to expand celebrity programs introducing new key product segments.

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

The Company also has a strategy that includes searching for investment opportunities that appear to offer attractive returns on invested capital. The Company made two such investments in 1996. The Company owns a 38.3% interest in the Pure Energy Corporation. Pure Energy Corporation is in the process of developing a proprietary alternative fuel that would produce the lowest possible emissions at the lowest cost to the public. The Company, on September 18, 1996, acquired 25%, on a fully diluted basis, of the common stock of both Ontro, Inc. (formerly Self-Heating Container Corporation ) and Insta-Heat, Inc. a related corporation. In connection with the Ontro, Inc. and Insta-Heat, Inc. investments, the Company will receive distribution rights for a product that self-heats canned liquids and meals on demand by pressing a button.

The Company also has a joint venture with Paxson Communications Corporation and is currently developing infomercials for several new products and services. The Company believes that the joint venture will provide synergistic opportunities for strategic growth. To date, the joint venture has generated only minimal sales and profit.

As a result of the Company's growth in its television shopping business, and the acquisitions, the Company has phased out its marketing consulting services to outside companies.

Results of operations

The following table sets forth, for the periods indicated, the percentage of revenues represented by items included in the Company's Statements of Operations.


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                      1997              1996
                                                   ---------         ----------
Revenue                                              100.0%            100.0%
Cost of revenue                                       49.4%             44.4%
                                                   ---------         ----------
Gross profit                                          50.6%             55.6%
Operating expenses                                    58.4%             40.0%
                                                   ---------         ----------
Operating income                                      -7.8%             15.6%
Interest expense                                      23.0%              0.0%
                                                   ---------         ----------
Net income                                           -28.6%             10.2%


The following comparisons are for the quarters ended March 31, 1997 and March 31, 1996.

Revenues

First quarter revenues increased 326% from $3,159,000 in 1996 to $13,441,000 in 1997. The increase in revenues was due primarily to an increase in jewelry sales as a result of the acquisitions completed in the second half of 1996 which expanded the consumer product lines and distribution channels of the Company. Revenues in the first quarter of 1997 include revenues from costume jewelry, fine jewelry, fashion accessories and additional doll lines that were not part of the Company's product lines in the first quarter of 1996. Revenues from costume jewelry and fashion accessories were $2,835,000 in 1997 versus zero in 1996. Revenues from fine jewelry were $2,430,000 in 1997 versus $385,000 in 1996. Additional doll lines acquired through acquisitions contributed $5,892,000 to revenues in 1997. Revenues from the Marie Osmond collectible doll line decreased to $579,000 in 1997 from $1,599,000 in 1996. Revenues from the Annette Funicello collectible bear line increased to $1,065,000 in 1997 from $564,000 in 1996.

Gross profit

Gross profit increased 287% from $1,755,000 in 1996 to $6,797,000 in 1997 due primarily to the increase in revenues from the acquisitions completed in 1996. In the Company's core celebrity driven collectibles business, the decrease in gross profit generated from the Marie Osmond collectible doll line was more than offset by the increase in gross profit generated from the growth in the Annette Funicello collectible bear line. As a percentage of revenues, gross profit decreased to 50.6% in the first quarter of 1997 from 55.6% in the first quarter of 1996. Gross profit, as a percentage, is impacted by the amount of revenues generated from the Company's direct response doll business, which consists of retail sales to consumers, thereby generating higher gross margins. Alternatively, gross profit will be lower if the percentage of the Company's wholesale jewelry and collectible doll business surpasses the direct response business.

Advertising expense

Advertising expense increased from $108,000 in 1996 to $1,577,000 in 1997 due primarily to the Company's expansion of its direct response business and through its acquisition of Georgetown Collection, Inc., which markets its products primarily through direct response channels. Included in advertising expense are advertisement printing costs, catalog printing costs, media space in magazines, infomercial costs, and advertisement development costs.

Selling, general and administrative expenses

Total selling, general and administrative expenses increased from $1,156,000 in 1996 to $6,269,000 in 1997. The percentage of revenues represented by these expenses increased from 36.6% in 1996 to 46.6% in 1997. The primary reason for the increase is due to the jewelry manufacturing operations purchased in 1996 which, due to the nature of manufacturing, typically carry higher overhead than the Company's core collectible doll business. Additionally, the Company has added professionals in the areas of management, development, and marketing which increase the overall overhead of the Company. Additionally, the Company's overall selling, general, and administrative expenses have increased due to the Company's focus on expanding its infrastructure to accommodate anticipated future growth by adding office space and systems support. Remaining expenses in this category were in proportion to the corresponding revenues between 1997 and 1996.

Other income (expense)

Other income (expense) decreased $157,000 to $(113,000) in 1997 from $44,000 in 1996 primarily as a result of the acquisitions completed in 1996.

Interest income (expense)

Interest expense increased in 1997 primarily as a result of charges associated with the convertible debenture financing which occurred in September of 1996. The noncash 15% conversion discount on conversions into common stock is charged as interest expense. The total conversion discount in the first quarter of 1997
totaled $591,000.   Additionally, the Company has taken a charge of $1,899,000 representing the accretion of the principal balance which resulted from the restructuring in February of 1997 of the convertible debentures. Also, cash interest expense increased to due to the acquisitions completed in 1996 which employ bank lines of credit.

Net Income

As a result of the foregoing factors, net income decreased from $323,000 in 1996 to a net loss of $3,839,000 in 1997.

Liquidity and Capital Resources

As of March 31, 1997 the Company had working capital of $15,883,000. Working capital has increased substantially by both the issuance of convertible debentures of $15,500,000, which resulted in $14,880,000 in net proceeds to the Company and the acquisitions completed in 1996.

Through the first quarter of 1997, the Company has continued to invest most of the funds generated from operations and raised in the convertible debenture financing by capitalizing subsidiaries and paying down high interest bearing debt.

In February 1997, the Company restructured its convertible debentures which had an unconverted balance of $10,850,000 prior to restructuring. The Company reached an agreement with the Debenture holders to tender all of the outstanding Debentures to the Company in exchange for new convertible Debentures (the "New Debentures"). Under the terms of the agreement, the New Debentures were issued with a face value of 117.5% of the unconverted balance of the tendered debentures. The New Debentures are convertible into common stock at the option of the holder at a fixed price of $8.00 per share. The New Debentures must be converted by January 1999. As a result of the 17.5% premium given as an inducement to the

Debenture holders to tender the original debentures into New Debentures, the Company recorded a noncash charge of $1,899,000 in the first quarter of 1997.

The Company is currently negotiating a line of credit to replace a $4.1 million line of credit acquired through its acquisition of Georgetown Collection, Inc. and is technically in default under the terms of the line of credit with the financial institution. Management believes it will be successful in its negotiations on the replacement line.

Cash flow used in operations was $4,569,000 due to the increase in inventory and other current assets associated with the acquisitions of Krasner Group, Inc, Harlyn International, Ltd., and L.L. Knickerbocker (Thai) Company, Ltd. The Company's cash flow also decreased due to the payments made to decrease accounts payable. The combination of the above factors resulted in an overall increase in working capital from $15,702,000 at December 31, 1996 to $15,833,000 at March 31, 1997. The current ratio for the Company increased from 1.74 at December 31, 1996 to 1.89 at March 31, 1997.

In the first quarter of 1997, the Company received $220,000 as the final proceeds from warrants that were issued in connection with the Company's 1995 initial public offering which, under their terms, were to expire in January of 1997.

PART II.  OTHER INFORMATION

Item 6.  Reports on Form 8-K

On January 16, 1997, the Company filed a Form 8-K in connection with the restructuring of its convertible debentures, whereby the Company temporarily suspended conversions of the debentures into common stock.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE L.L. KNICKERBOCKER CO., INC.


Date: May 5, 1997                   By: /s/ ANTHONY P. SHUTTS
                                    Anthony P. Shutts
                                    Chief Financial Officer

                                    Signing on behalf of the registrant and as principal financial and accounting officer.