Form 10KSB/A
period 1996-12-31
KNICKERBOCKER L L CO INC
filed 1997-08-06
CIK 932136

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

Marie Osmond Fine Porcelain Collector Dolls. This collection consists of more
--------------------------------------------
     than 375 different styles at retail prices ranging from $20 to $600. Marie Osmond is the celebrity spokesperson and design director for the collection. The Marie Osmond Doll Collection, celebrating its fifth anniversary, received four hours of air time on QVC in August 1996 during a Collectors Day weekend special; sales at the retail level during that special program surged to more than $5.6 million. The program has generated revenue for the Company in excess of $28.0 million from its inception in 1990 through December 31, 1996. Revenue from this program for the year ended December 31, 1996 was approximately $10.0 million.

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


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1996, the Company had working capital of $15,702,000.
Working capital increased substantially by the acquisitions completed in 1996. The Company's liquidity increased due to the influx of capital from the exercise of stock options and warrants and due to the increase in profits experienced during the first nine months of 1996. The combination of the above factors resulted in an overall increase in working capital from $7,847,000 at December 31, 1995 to $16,068,000 at December 31, 1996. The current ratio for the Company decreased from 4.09 at December 31, 1995 to 1.76 at December 31, 1996. The decrease in the Company's current ratio is primarily attributed to the assumption of lines of credit of newly acquired subsidiaries Krasner Group, Inc., Harlyn International, Ltd., and Georgetown Collection, Inc.

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

To the Shareholders and Board of Directors of The L.L. Knickerbocker Co., Inc.:


We have audited the accompanying consolidated balance sheet of The L.L. Knickerbocker Co., Inc. and subsidiaries (the Company) as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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



/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
April 14, 1997

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 1996

ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                                                          $ 6,247,000
Restricted cash (Note 1)                                                                               500,000
Accounts receivable, less allowance for doubtful accounts of $1,092,000                             13,730,000
Receivable from stockholder (Note 5)                                                                   596,000
Inventories (Note 3)                                                                                 8,474,000
Prepaid expenses and other current assets, including $2,402,000 of prepaid advertising               4,983,000
Deferred income taxes (Note 13)                                                                      1,236,000
Income tax receivable (Note 13)                                                                        733,000
                                                                                                   -----------
    Total current assets                                                                            36,499,000
PROPERTY AND EQUIPMENT, net (Note 4)                                                                 6,791,000
INVESTMENTS (Note 6)                                                                                 4,677,000
GOODWILL, net of accumulated amortization of $310,000                                                6,290,000
DEFERRED INCOME TAXES (Note 13)                                                                      1,835,000
OTHER ASSETS                                                                                         1,480,000
                                                                                                   -----------
                                                                                                   $57,572,000
                                                                                                   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                                     9,692,000
Accrued Expenses                                                                                     1,619,000
Notes payable (Note 7)                                                                               7,008,000
Acquisition payable                                                                                  1,253,000
Commissions and royalties payable                                                                      828,000
Interest payable                                                                                       131,000
Current portion of long-term debt                                                                      266,000
                                                                                                   -----------
    Total current liabilities                                                                       20,797,000

LONG-TERM LIABILITIES:
Long-term debt, less current portion (Note 11)                                                         371,000
Convertible debentures, net of discount of $2,344,000 (Note 8)                                      11,826,000
Other long-term liabilities                                                                             51,000
                                                                                                   -----------
    Total long-term liabilities                                                                     12,248,000

COMMITMENTS AND CONTINGENCIES (Note 10)
MINORITY INTEREST (Note 1)                                                                             264,000
STOCKHOLDERS' EQUITY (Note 9):
Common stock, no par value-authorized 100,000,000 shares,
 issued and outstanding, 15,951,724 shares                                                          13,082,000
Additional paid-in capital                                                                           8,018,000
Foreign currency translation adjustment                                                                 16,000
Retained earnings                                                                                    3,147,000
                                                                                                   -----------
   Total stockholder's equity                                                                       24,263,000
                                                                                                   -----------
                                                                                                   $57,572,000
                                                                                                   ===========
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------


                                                                                1996           1995
                                                                            -----------     -----------
Net sales                                                                   $42,095,000     $13,140,000
Cost of sales                                                                21,292,000       6,327,000
                                                                            -----------     -----------
Gross profit                                                                 20,803,000       6,813,000
Selling, general and administrative expenses                                 16,953,000       4,767,000
                                                                            -----------     -----------
Operating income                                                              3,850,000       2,046,000
Equity in loss of investee companies                                           (629,000)
Other income (expense), net                                                     (62,000)        133,000
Interest expense                                                             (1,205,000)        (27,000)
                                                                            -----------     -----------
Income before minority interest in income of subsidiary
  and income tax expense (Note 1)                                             1,954,000       2,152,000
Minority interest in income of subsidiary (Note 1)                             (132,000)              0
Income tax expense                                                             (450,000)       (883,000)
                                                                            -----------     -----------
Net income                                                                  $ 1,372,000     $ 1,269,000
                                                                            ===========     ===========
Primary net earnings per share                                              $      0.08     $      0.10
                                                                            ===========     ===========

Primary weighted average common and common equivalent shares
  outstanding (Note 1)                                                       16,223,841      13,280,199
                                                                            ===========     ===========

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------

                                                                                                            Foreign
                                                                             Additional    Retained         currency
                                                        Common Stock           paid-in                    translation
                                                   ----------------------
                                                    Shares        Amount       capital      earnings       adjustment     Total

BALANCE, January 1, 1995                           7,139,285   $  100,000    $        -   $  506,000      $        -  $   606,000

Net proceeds from issuance
 of common stock in initial
 public offering (Note 9)                          4,715,000    4,008,000                                               4,008,000

Issuance of stock warrants
 (Note 9)                                                                       250,000                                   250,000

Exercise of stock warrants                         1,898,000    2,467,000                                               2,467,000

Net Income                                                                                 1,269,000                    1,269,000
                                                  -----------------------  --------------  --------------------------------------

BALANCE, December 31, 1995                        13,752,285    6,575,000       250,000    1,775,000                    8,600,000

Exercise of stock warrants                           687,472    1,176,000                                               1,176,000

Exercise of stock options                            885,514      728,000                                                 728,000

Exercise of stock options in connection
 with Krasner Group, Inc. purchase                    62,090      903,000      (427,000)                                  476,000

Issuance of common stock pursuant to
 Krasner Group, Inc. acquisition (Note 2)             85,162      516,000                                                 516,000

Issuance of common stock in connection
 with convertible debentures (Note 8)                282,824    1,505,000       (81,000)                                1,424,000

Issuance of stock purchase warrants pursuant to
 investment in Pure Energy Corporation (Note 9)                               1,875,000                                 1,875,000

Issuance of stock purchase warrants pursuant to
 S.L.S. Trading Co., Ltd. acquisition (Note 2)                                  405,000                                   405,000

Issuance of stock purchase warrants pursuant to
 Krasner Group, Inc. acquisition (Note 2)                                     1,674,000                                 1,674,000

Issuance of common stock pursuant to
 Georgetown Collection, Inc. acquisition (Note 2)    196,377    1,679,000                                               1,679,000

Issuance of stock purchase warrants in connection
 with convertible debenture offering (Note 8)                                   233,000                                   233,000

Discount on convertible
 debenture offering                                                           2,735,000                                 2,735,000

Tax benefit related to exercise of
 stock options (Note 13)                                                      1,354,000                                 1,354,000

Foreign currency translation gain                                                                      16,000              16,000

Net income                                                                                 1,372,000                    1,372,000
                                                  -----------------------  --------------  --------------------------------------

BALANCE, December 31, 1996                        15,951,724  $13,082,000  $  8,018,000   $3,147,000  $16,000         $24,263,000
                                                  =======================  ==============  ======================================

See Notes to Consolidated Financial Statements

                               [THIS PAGE BLANK]

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 (Continued)
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:                            1996          1995
                                                              ----------    ----------
Net income                                                    $1,372,000    $1,269,000
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
 Depreciation and amortization                                   833,000        41,000
 Deferred income taxes                                          (184,000)     (341,000)
 Amortization of deferred revenue                                (95,000)     (106,000)
 Common stock received in lieu of cash                                        (140,000)
 Loss on investment                                              238,000
 Equity in loss of investee companies                            629,000
 Minority interest                                               132,000
 Amortization of debt discount                                   391,000
 Changes in operating accounts, net of
   effect of acquisitions:
  Accounts receivable, net                                    (3,612,000)   (4,302,000)
  Receivable from stockholder                                   (335,000)     (261,000)
  Note receivable                                                150,000      (150,000)
  Income tax receivable                                          943,000
  Inventories                                                    495,000       130,000
  Prepaid expenses and other assets                            2,709,000    (1,222,000)
  Accounts payable and accrued expenses                       (1,889,000)      241,000
  Commissions and royalties payable                              121,000       193,000
  Income taxes payable                                        (1,330,000)      601,000
Other long term liabilities                                       11,000
                                                              ----------    ----------

  Net cash provided by (used in) operating activities            579,000    (4,047,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions of property, plant and equipment                (2,018,000)     (148,000)
 Cash paid for investments                                    (3,329,000)
 Cash paid for acquisitions, less cash acquired               (2,902,000)
                                                              ----------    ----------
   Net cash used in investing activities                      (8,249,000)     (148,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on line of credit                                (5,025,000)
Payments on long-term debt                                      (155,000)
Proceeds from exercise of stock options and warrants           2,380,000     2,467,000
Deferred debt issue costs                                       (149,000)
Proceeds from issuance of convertible debentures              14,880,000
Payments on note payable - stockholder                                         (94,000)
Payment of royalty commitment                                                  (30,000)
Net proceeds from issuance of stock                                          4,008,000
Deferred offering costs                                                        207,000
                                                              ----------    ----------

  Net cash provided by financing activities                   11,931,000     6,558,000
                                                              ----------    ----------
EFFECT OF FOREIGN CURRENCY TRANSLATION                            16,000
                                                              ----------    ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                      4,277,000     2,363,000

CASH AND CASH EQUIVALENTS, beginning of year                   2,470,000       107,000
                                                              ----------    ----------

CASH AND CASH EQUIVALENTS, end of year                        $6,747,000    $2,470,000
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
                                                     ========  ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY:
During the year ended December 31, 1996, the Company recorded an increase to additional paid-in capital of $1,354,000 related to tax benefits associated with the exercise of non-qualified stock options.
During the year ended December 31, 1996, the Company issued 400,000 warrants in conjunction with the acquisition of an interest on Pure Energy Corporation. The warrants have an ascribed value of $1,875,000(Note 6).
During the year ended December 31, 1996, the Company issued 46,971 warrants with an ascribed value of $233,000 as commission in connection with the convertible debenture offering (Note 8).
During the year ended December 31, 1996, $1,330,000 of convertible debentures and $175,000 of accrued interest was converted to common stock (Note 8).
During the year ended December 31, 1996, the Company acquired interests in certain entities as follows (Note 2):

Fair value of assets acquired                    $ 34,553,000
Cash paid to sellers, acquisition payables and
 transaction costs                                  4,239,000
Value of common stock and stock purchase
 warrants issued                                    4,274,000
                                                 ------------
Liabilities assumed                              $ 26,040,000

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





See notes to consolidated financial statements

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

    Stock-Based Compensation - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation. The Company has determined that it will not change to the fair value method and will continue to use Accounting Principles Board Opinion No. 25 for measurement and recognition of employee stock-based transactions. See Note 9 for disclosure of the pro forma effect on net income and net income per share.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 (Continued)
--------------------------------------------------------------------------------


        Krasner Group, Inc.
        -------------------

        Effective June 18, 1996, the Company acquired all of the outstanding capital stock of Krasner Group, Inc. (TKG) which designs, manufactures, and markets costume jewelry. The aggregate acquisition cost of $3,205,000 includes the issuance of the Company's common stock valued at $1,440,000, the issuance of 250,628 stock purchase warrants with an ascribed value of $1,674,000 and related acquisition costs. As of December 31, 1996, 85,162 shares of common stock with an intrinsic value of $516,000 had been issued. The remaining $923,000 in intrinsic value of common stock is issuable at various dates in 1997 and is included in the accompanying balance sheet as Acquisition Payable. The purchase agreement also provides for the issuance of additional shares (Additional Shares) of common stock or stock purchase warrants with an intrinsic value equal to 110% of the proceeds from the liquidation of TKG inventory on hand at the date of acquisition. As of December 31, 1996, $330,000 of intrinsic value of Additional Shares was payable, and is included in Acquisition Payable. The Company has guaranteed the intrinsic value of all stock purchase warrants, as defined, for a period of four successive trading days subsequent to the stock purchase warrant issuance date.

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

                                               1996              1995
        Pro forma net sales                 $71,909,000       $63,760,000
        Pro forma net loss                   (3,918,000)          (96,000)
        Pro forma net loss per share              (0.26)            (0.01)

        This pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the acquisition been at the beginning of the year presented or future results of operations of the consolidated companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 (Continued)
--------------------------------------------------------------------------------


3.   INVENTORIES
--   -----------

     As of December 31, 1996 inventories consist of the following:

     Finished Goods                $7,265,000
     Work-in-process                  158,000
     Raw materials                  1,051,000
                                   ----------
                                   $8,474,000
                                   ==========

4.   PROPERTY AND EQUIPMENT
--   ----------------------

     As of December 31, 1996, property
       and equipment consist of the following:
     Land, buildings and improvements                     $3,653,000
     Computer equipment and software                         576,000
     Production models, molds, and tools                     531,000
     Autos                                                   262,000
     Office furniture and equipment                        1,416,000
     Machinery and equipment                               1,005,000
                                                          ----------
     Accumulated depreciation                              7,443,000
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

8.     CONVERTIBLE DEBENTURES

       In September, 1996 the Company issued Convertible Debentures (the Debentures) with a face value of $15,500,000 in a private placement to institutional investors. This private placement yielded net proceeds to the Company totaling $14,731,000 after deducting costs associated with issuing the Debentures. The Debentures accrued interest of the rate of 7% per year, payable quarterly. The Debentures were convertible at the option of the holder into shares of the Company's common stock at a price equal to 85% of the closing price of the Company's common stock at the date of conversion, subject to a minimum and maximum conversion price of $5.25 and $12.00 per share, at any time through the second anniversary of the original date of issuance. Through December 31, 1996, the Company issued a total of 282,824 shares of its common stock in connection with the conversion of $1,330,000 of the original principal amount of the Debentures, plus interest accrued through the conversion date of $175,000.

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

        On March 13, 1996, the Company entered into an agreement to issue warrants to purchase 200,000 shares each of common stock to two individuals in consideration of the purchase by the Company of 40% of the outstanding capital stock of Pure Energy Corporation. The warrants vest as of April 30, 1996 with an exercise price of $8.50 per share (200,000 warrants) and $12.00 per share (200,000 shares). The warrants are valid through April 30, 2001. The warrants have an ascribed value of $1,875,000, which have been recorded as an investment and additional paid-in-capital. As of December 31, 1996 2,500 of the warrants were exercised.

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

        Option activity under the plan is as follows:

                                                                           STOCK OPTION
                                                                       ---------------------
                                                                       NUMBER OF      PRICE
                                                                        SHARES     PER SHARE
                                                                       ---------   ---------
Outstanding, January 1, 1995                                                  --
Granted                                                                2,000,000   $    0.75
Exercised                                                                     --
Canceled                                                                      --
                                                                       ---------   ---------
Outstanding, December 31, 1995                                         2,000,000        0.75

Granted                                                                  273,309   5.75-8.00
Exercised                                                               (885,514)  0.75-7.75
Canceled                                                                 (32,500)       0.75
                                                                       ---------  ----------
Outstanding, December 31, 1996                                         1,355,295  $0.75-8.00


The following is a summary of the weighted average exercise prices for activity during the year ended December 31, 1996:

                                                                                       WEIGHTED
                                                                                   AVERAGE EXERCISE
                                                                         SHARES          PRICE
                                                                       ---------       --------
Beginning Outstanding                                                  2,000,000       $   0.75
    Options Granted (Price = Fair Value)                                 273,309           7.65
    Options Exercised                                                   (885,514)          0.82
    Options Cancelled                                                    (32,500)          0.75
                                                                       ---------       --------
Ending Outstanding                                                     1,355,295       $   2.10
Exercisable as of December 31, 1996                                      652,040       $   2.92


Additional information regarding options outstanding as of December 31, 1996 is as follows:


                                               OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                         WEIGHTED AVG.
                                           REMAINING      WEIGHTED AVG.                   WEIGHTED AVG.
      RANGE OF             NUMBER         CONTRACTUAL       EXERCISE         NUMBER         EXERCISE
  EXERCISE PRICES       OUTSTANDING          LIFE             PRICE        EXERCISABLE       PRICE
  ---------------       -----------      -------------    -------------    -----------    ------------
   $        0.75         1,091,250          8 years          $0.75            402,500         $0.75
   $5.75 - $8.00           264,045          9 years          $7.65            249,540         $6.41


At December 31, 1996, 2,759,191 shares were available for future grants under the Option plan, respectively.

ADDITIONAL STOCK PLAN INFORMATION

As discussed in Note 1, the company continues to account for its stock-based awards using the intrisic value method in accordance with Accounting Principles Board Opinion No.25, Accounting for Stock Issued to Employees and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation, (SFAS 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable fully transferable options without vesting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 (Continued)
--------------------------------------------------------------------------------


        restrictions, which significantly differ from the Company's stock options awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 10 years; stock volatility, 85% in 1996 and 65% 1995; risk free interest rates, 6.5% in 1996 and 6.5% in 1995; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1995 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $891,000 ($.07 per share) in 1995 and $335,000 ($.02 per share) in 1996.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 (Continued)
--------------------------------------------------------------------------------

10.     COMMITMENTS AND CONTINGENCIES

        Leases - The Company is committed under operating lease agreements for facilities and equipment. The facility leases contain provisions for annual rental increases based on the consumer price index.

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

        Contractual Arrangements - The Company has contractual arrangements with several celebrities and other third parties, including Marie Osmond, Annette Funicello and Bob Mackie. Under the terms of these contracts, the celebrities agree to act as spokesperson for their respective products, promote the product, approve the design and make a minimum number of public appearances. The Company is obligated to manufacture a safe product approved by the celebrity, hold the celebrity harmless from liability, maintain specified levels of liability and rental insurance and pay royalties ranging from 5% to 10% of net wholesale and retail sales. Each contract has a termination clause in the event certain minimum annual sales are not attained (ranging from $50,000 to $500,000). In certain instances, the celebrity or other third party has the right to terminate the contract if the minimum sales level is not attained for any single year. The contracts run from 18 months to 5 years and contain audit clauses, with penalties for errors or omissions.

        Letters of Credit - The Company finances certain collectible program purchases and other product utilizing irrevocable, transferable letters of credit. These letters of credit are issued to the Company by its major customer's bank, with the Company as the beneficiary. The Company then transfers a portion of the letter of credit to the Company's supplier to secure payment of the purchase. The Company and the supplier draw down the letter of credit when the supplier ships the product directly to the Company's customer. At December 31, 1996, there was approximately $700,000 amounts outstanding (drawn down) under these letters of credit agreements.

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

The Company has an approximate $4,800,000 loss carryforward related to Georgetown and Krasner which can be used to reduce future taxable income. Sections 382 and 383 of the Internal Revenue Code of 1986 place certain limitations on the use of these acquired losses. A maximum of $320,000 of the net operating loss carryforward can be utilized annually in 1997 and subsequent years. Any net operating loss not utilized will begin expiring in 2010.

14.     DOMESTIC AND THAILAND OPERATIONS

A summary of domestic and Thailand operations is as follows:

                                                                         Years ended December 31
                                                                       ---------------------------
                                                                           1996            1995
                                                                           ----            ----
Net sales to unaffiliated customers:
Domestic                                                               $32,858,000     $13,140,000
Thailand                                                                 9,237,000               0
                                                                       -----------     -----------
  Consolidated                                                         $42,095,000     $13,140,000
                                                                       ===========     ===========

Operating Income:
Domestic                                                               $ 1,135,000     $ 2,046,000
Thailand                                                                 2,715,000               0
                                                                       -----------     -----------
  Consolidated                                                         $ 3,850,000     $ 2,046,000
                                                                       ===========     ===========
Identifiable Assets:
Domestic                                                               $40,883,000     $11,214,000
Thailand                                                                16,689,000               0
                                                                       -----------     -----------
  Consolidated                                                         $57,572,000     $11,214,000
                                                                       ===========     ===========

(1) Operating income is net sales less cost of goods sold and operating expenses.
(2) Identifiable assets are those assets of the Company that are located in, or related to operations in, each geographic area.

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

Name and Address of                   Amount and Nature of            Percent
Beneficial Owner (1)                      Ownership                   of Class
-------------------------------------------------------------------------------
Louis L. Knickerbocker and Tamara
 Knickerbocker, Husband and Wife as
 Community Property                        7,489,285                   42.5%(2)
Peggy Vicioso                                 59,750
Anthony P. Shutts                                400
Farrah Fawcett                               315,000
Gerald Margolis                              210,000
William R. Black                              40,000
Lowell W. Paxson                               3,000
Directors and Executive Officers
 as a Group                                  583,150(3)                 3.3%(3)

----------
(1) The address for all persons listed is 30055 Comercio, Rancho Santa Margarita, California 92688

(2) Percentage is based on the 7,139,285 shares currently held of record plus options issued by the Company to Mr. Knickerbocker that enables Mr. Knickerbocker to currently acquire 350,000 shares of the Company's common stock.

(3) Beneficial ownership of the Directors and Executive Officers as a group is based on 138,400 shares currently held of record plus options issued by the Company to Directors and Executive Officers to currently acquire 444,750 shares of the Company's common stock and does not include shares beneficially owned by Mr. and Mrs. Knickerbocker.


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

10.28    Agreement of Purchase and Sale of the Capital Stock of Self
         Heating Container, Inc., dated September 17, 1996 by and between Self Heating Container Corporation of California and the Company(10)

10.29    Agreement of Purchase and Sale of the Capital Stock of Insta-Heat,
         Inc., dated September 17, 1996, by and between Insta-Heat, Inc. and the Company(10)

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

21.1     Subsidiaries of Registrant.(10)

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

(9)Filed as Exhibit to the L. L. Knickerbocker Company, Inc. Annual Report on Form 10-KSB filed with the
   Securities and Exchange Commission on or about April 15, 1997.

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


                                   The L.L. Knickerbocker Company, Inc.
                                   ------------------------------------
                                   (Registrant)

Date: August 1, 1997               By: /s/ Louis L. Knickerbocker
                                       --------------------------
                                       Louis L. Knickerbocker
                                       Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                       Title                             Date
--------------------------------------------------------------------------------

/s/ Louis L. Knickerbocker      Chief Executive Officer,          8/1/97
-----------------------------   President and Chairman
Louis L. Knickerbocker


/s/ Anthony P. Shutts           Chief Financial Officer           8/1/97
-----------------------------   and Director
Anthony P. Shutts


/s/ Peggy Vicioso               Executive Vice President          8/1/97
-----------------------------   and Secretary
Peggy Vicioso


/s/ Farrah Fawcett              Director                          8/1/97
-----------------------------
Farrah Fawcett


/s/ Gerald A. Margolis          Director                          8/1/97
-----------------------------
Gerald A. Margolis


/s/ William R. Black            Director                          8/1/97
-----------------------------
William R. Black


/s/ F. Rene Alvarez, Jr.
-----------------------------   Director                          8/1/97
F. Rene Alvarez, Jr.
