Form 10QSB
period 1997-06-30
KNICKERBOCKER L L CO INC
filed 1997-08-14
CIK 932136

                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                 For the quarterly period ended  June 30, 1997
                                                 -------------
                                       OR
[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         Commission file number 0-25488

                        THE L.L. KNICKERBOCKER CO., INC.
                 (Name of Small Business Issuer in its Charter)

                   California                                    33-0230641
       (State or Other Jurisdiction of                        (I.R.S. Employer
       Incorporation or Organization)                        Identification No.)
       25800 Commercentre Drive                                    92630
       Lake Forest, California                                   (Zip Code)
       (Address of Principal Executive Offices)

        Issuer's Telephone Number, Including Area Code: (714)  595-7900

        Securities registered under Section 12(b) of the Exchange Act:

                                                        Name of Each Exchange on
                   Title of Each Class                     Which Registered
                  --------------------                  ------------------------
               Common Stock, No Par Value                        NASDAQ
                                                         National Market System


        Securities registered under Section 12(g) of the Exchange Act:

                                     None

     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

The number of shares outstanding of the registrant's Common Stock, as of August 8, 1997 was 18,564,659.

      Transitional Small Business Disclosure Format  Yes [_] No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                               TABLE OF CONTENTS
                               -----------------

ITEM                                                                        PAGE
----                                                                        ----
                                     PART I
                                     ------
1.    FINANCIAL INFORMATION...............................................    1

      A.  Condensed Consolidated Statements of operations (unaudited)
            for the three and six month periods ended June 30, 1997
            and June 30, 1996.............................................    1
      B.  Condensed Consolidated Balance Sheets at June 30, 1997
            (unaudited) and December 31, 1996.............................    2
      C.  Condensed Consolidated Statements of Cash Flows (unaudited)
            for the six month periods ended June 30, 1997 and
            June 30, 1996.................................................    4
      D.  Notes to Condensed Consolidated Financial Statements............    5

2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS.............................................    9

      A.  General Business Description....................................    9
      B.  Results of Operations...........................................   10
      C.  Liquidity and Capital Resources.................................   12

                                    PART II
                                    -------

SIGNATURES................................................................   13

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
------- --------------------

                       THE L.L. KNICKERBOCKER CO., INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                Three months ended June 30,      Six months ended June 30,
                                                                   1997            1996            1997           1996
                                                               ------------    ------------    ------------    ------------
Sales, net of returns                                          $ 17,609,000    $  7,422,000    $ 31,050,000    $ 10,581,000
Cost of sales                                                     8,973,000       3,887,000      15,617,000       5,292,000
                                                               ------------    ------------    ------------    ------------
Gross profit                                                      8,636,000       3,535,000      15,433,000       5,289,000
Advertising expense                                               1,942,000         175,000       3,519,000         285,000
Selling, general and administrative expenses                      6,786,000       2,088,000      13,055,000       3,243,000
                                                               ------------    ------------    ------------    ------------
Operating income (loss)                                             (92,000)      1,272,000      (1,141,000)      1,761,000
Equity in loss of investee companies                                571,000             -           876,000             -
Other income (expense), net                                        (123,000)         (8,000)       (236,000)         37,000
Interest expense (See Note 3)                                       433,000             -         3,526,000             -
                                                               ------------    ------------    ------------    ------------
Income (Loss) before provision for income taxes and minority
  interest                                                       (1,219,000)      1,264,000      (5,779,000)       1,798,000
Minority interest                                                  (101,000)            -          (219,000)            -
Income tax (benefit) expense                                       (557,000)        506,000      (1,160,000)        719,000
                                                               ------------    ------------    ------------    ------------
Net income (loss)                                              $   (561,000)   $    758,000    $ (4,400,000)   $  1,079,000
                                                               ============    ============    ============    ============
Primary net income (loss per share)                            $      (0.03)   $       0.05    $       (.25)   $       0.07
                                                               ============    ============    ============    ============
Primary weighted average common and common
 equivalent shares outstanding                                   17,867,818      16,859,566      17,379,133      16,514,166
                                                               ============    ============    ============    ============

THE L.L. KNICKERBOCKER CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                      June 30,     December 31,
                                                       1997            1996
ASSETS                                             ------------    ------------

Cash and cash equivalents                          $  1,278,000    $  6,247,000
Restricted cash                                             -           500,000
Accounts Receivable                                  10,648,000      13,730,000
Receivable from stockholder/officer                   1,377,000         596,000
Inventories                                          10,455,000       8,474,000
Prepaid expenses and other current assets             6,787,000       5,663,000
Income tax receivable                                 2,306,000         733,000
Deferred income taxes                                 1,236,000       1,236,000
                                                   ------------    ------------
 Total current assets                                34,087,000      37,179,000

Property and equipment, net                           7,327,000       6,111,000
Investments                                           3,892,000       4,677,000
Deferred income taxes                                 1,835,000       1,835,000
Other Assets                                            662,000       1,480,000
Goodwill, net of accumulated amortization of
 $625,000 and $310,000 as of June 30, 1997 and
 December 31, 1996, respectively                      5,943,000       6,290,000
                                                   ------------    ------------
                                                   $ 53,746,000    $ 57,572,000
                                                   ============     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     June 30,      December 31,
                                                       1997            1996
                                                   ------------    ------------
Current liabilities:
Accounts payable and accrued expenses              $  9,984,000    $ 11,311,000
Commissions and royalties payable                       890,000         828,000
Notes payable                                         5,498,000       7,008,000
Interest payable                                         61,000         131,000
Acquisition payable                                     277,000       1,253,000
Due to stockholder/officer                            1,000,000             -
Current portion of long-term debt                       308,000         266,000
Other current liabilities                               367,000
                                                   ------------    ------------
 Total current liabilities                           18,385,000      20,797,000
                                                   ------------    ------------


Long-term liabilities:
Long-term debt, less current portion                    179,000         371,000
Convertible debentures, net of discount of
 $2,344,000 as of December 31, 1996                   7,895,000      11,826,000
Other long-term liabilities                                              51,000
                                                   ------------    ------------
 Total long-term liabilities                          8,074,000      12,248,000
                                                   ------------    ------------

Minority interest                                        45,000         264,000
                                                   ------------    ------------
Stockholders' equity:
Common stock                                         23,472,000      13,082,000
Additional paid-in capital                            5,142,000       8,018,000
Retained earnings (deficit)                          (1,253,000)      3,147,000
Foreign currency translation adjustment                (119,000)         16,000
                                                   ------------    ------------
 Total stockholders' equity                          27,242,000      24,263,000
                                                   ------------    ------------

                                                   $ 53,746,000    $ 57,572,000
                                                   ============    ============


                       THE L.L. KNICKERBOCKER CO., INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                                         June 30,            June 30,
Cash flows provided by operating activities:                                               1997                1996
                                                                                       -------------      --------------
Net (loss) income                                                                      $  (4,400,000)     $    1,079,000
Adjustments to reconcile net income to net cash provided
 by (used in) operating activities:
 Depreciation and amortization                                                             1,168,000              83,000
 Debenture inducement                                                                      1,899,000                -
 Amortization of deferred revenue                                                                -                33,000
 Reserve for discontinuance of operations                                                        -               (61,000)
 Equity in loss of investee companies                                                        876,000                -
 Minority interest                                                                          (219,000)               -
 Amortization of debt discount                                                               589,000                -
 Changes in operating accounts:
 Accounts receivable, net                                                                  3,082,000          (1,564,000)
 Receivable from stockholder/officer                                                        (781,000)               -
 Note receivable                                                                                 -                  -
 Income tax receivable                                                                    (1,573,000)               -
 Inventories                                                                              (1,981,000)           (206,000)
 Prepaid expenses and other current assets                                                (1,124,000)               -
 Other assets                                                                                171,000            (726,000)
 Accounts payable and accrued expenses                                                      (920,000)            732,000
 Commissions and royalties payable                                                            62,000             405,000
 Income tax payable                                                                              -                17,000
 Other long term liabilities                                                                 (51,000)               -
                                                                                       -------------      --------------
Net cash provided by (used in) operations                                                 (3,202,000)           (208,000)
                                                                                       -------------      --------------
Cash flows from investing activities:
 Acquisitions of property, plant and equipment                                            (1,947,000)            (58,000)
 Investments                                                                                 (91,000)               -
                                                                                       -------------      --------------
Net cash used in investing activities                                                     (2,038,000)            (58,000)
                                                                                       -------------      --------------
Cash flows from financing activities:
 Net payments on line of credit                                                           (1,510,000)               -
 Payments on long-term debt                                                                 (150,000)               -
 Proceeds from exercise of common stock purchase warrants                                    478,000           1,599,000
 Payment of royalty committement                                                                 -               (28,000)
 Proceeds from shareholder loan                                                            1,000,000                 -
 Proceeds from note payable                                                                                       33,000
                                                                                       -------------      --------------
Net cash provided by (used in) financing activities                                         (182,000)          1,604,000
                                                                                       -------------      --------------
Effect of Foreign currency translation                                                       (47,000)               -
                                                                                       -------------      --------------
Net (decrease) increase in cash and cash equivalents                                      (5,469,000)          1,338,000
Cash and cash equivalents, beginning of period                                             6,747,000           2,470,000
                                                                                       -------------      --------------
Cash and cash equivalents, end of period                                               $   1,278,000      $    3,808,000
                                                                                       =============      ==============


Supplemental Schedule of Noncash Investing and Financing Activity:

    During the six months ended June 30, 1997, $8,173,000 of convertible debentures and $110,000 of accrued interest was converted to common stock.

    During the six months ended June 30, 1997, the Company issued 156,106 shares of common stock in payment of $976,000 of acquisition payable.

    During the six months ended June 30, 1997, the Company paid $789,000 for interest.

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1996.

Certain prior period balances have been reclassified to conform with current presentation.

NOTE 2:  Net income per share:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128) which is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires the disclosure of basic and diluted earnings per share. For the three and six months ended June 30, 1997, the amount reported as net loss per share is not materially different from that which would have been reported for basic and diluted loss per share in accordance with SFAS 128.

NOTE 3:  Convertible debentures:

In September 1996, the Company issued Convertible Debentures (the Debentures) with a face value of $15,500,000 in a private placement to institutional investors. This private placement yielded net proceeds to the Company totaling $14,730,000 after deducting costs associated with issuing the Debentures. The Debentures accrue interest at the rate of 7% per annum, payable quarterly in arrears on any unpaid or unconverted debt. The Debentures were convertible at the option of the holder into shares of the Company's common stock at a price equal to 85% of the closing price of the Company's common stock at the date of conversion, subject to a minimum and maximum conversion price of $5.25 and $12.00 per share, at any time through the second anniversary of the original date of issuance. Through June 30, 1997, the Company issued a total of 1,464,084 shares of its common stock in connection with the conversion of $9,503,000 of the original principal amount of the Debentures, plus interest accrued through the conversion dates.

The conversion of the notes at 85% of the closing price of the Company's common stock resulted in the Debentures being issued at a discount (the conversion discount). The conversion discount is being recognized by the Company as non-cash interest expense over the term of the Debentures with a corresponding increase to the original principal amount of the Debentures. Upon conversion of the Debentures any portion of the conversion discount not previously recognized is recorded as interest expense on the conversion date. During the six months ended June 30, 1997, a total of $ 2,648,000 of non-cash interest expense was recorded relating to the Debentures, including $ 591,000 relating to the additional conversion discount recorded upon conversion.

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

NOTE 4:  Bank financing

On July 14, 1997, the Company obtained a line of credit with BankBoston totaling $20,000,000. The line of credit will replace approximately $4,800,000 in existing bank debt and provide working capital for the Company. Terms of the line call for borrowings to the extent of availability determined by levels of accounts receivable and inventory.


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

                                  Three months ended      Six months ended
                                      June 30,                June 30,
                                   1997        1996       1997        1996
                                  ------      ------     ------      ------
Revenue                           100.0%      100.0%     100.0%      100.0%
Cost of revenue                    51.0%       52.4%      50.3%       50.0%
                                  ------      ------     ------      ------
Gross profit                       49.0%       47.6%      49.7%       50.0%
Operating expenses                 49.6%       30.5%      53.4%       33.4%
                                  ------      ------     ------      ------
Operating income                   -0.6%       17.1%      -3.7%       16.6%
Interest expense/Other expense      2.6%        6.9%      10.5%        6.4%
                                  ------      ------     ------      ------
Net income (Loss)                  -3.2%       10.2%     -14.2%       10.2%

The following comparisons are for the quarters ended June 30, 1997 and June 30, 1996.

Revenues

Second quarter revenues increased 137% from $7,422,000 in 1996 to $17,609,000 in 1997. The increase in revenues was due primarily to an increase in jewelry and doll sales as a result of the acquisitions completed in the second half of 1996. Revenues in the second quarter of 1997 include revenues from costume jewelry, fine jewelry, fashion accessories and additional doll lines that were either partially included or not part of the Company's product lines in the second quarter of 1996. Revenues from costume jewelry and fashion accessories were $3,412,000 in 1997 versus $1,107,000 in 1996. Revenues from fine jewelry were $2,658,000 in 1997 versus $295,000 in 1996. Additional doll lines acquired through acquisitions contributed $6,412,000 to revenues in 1997. Revenues from the Marie Osmond collectible doll line decreased to $2,173,000 in 1997 from $5,595,000 in 1996. Revenues from the Annette Funicello collectible bear line increased to $1,341,000 in 1997 from $603,000 in 1996.

Gross profit

Gross profit increased 142% from $3,535,000 in 1996 to $8,636,000 in 1997 due primarily to the increase in revenues from the acquisitions completed in 1996. In the Company's core celebrity driven collectibles business, the decrease in gross profit generated from the Marie Osmond collectible doll line was more than offset by the increase in gross profit generated from the growth in the Annette Funicello collectible bear line. As a percentage of revenues, gross profit increased to 49.0% in the second quarter of 1997 from 47.6% in the second quarter of 1996. Gross profit, as a percentage, is impacted by the amount of revenues generated from the Company's direct response doll business, which consists of retail sales to consumers, thereby generating higher gross margins. Alternatively, gross profit will be lower if the percentage of the Company's wholesale jewelry and collectible doll business surpasses the direct response business.

Advertising expense

Advertising expense increased from $175,000 in 1996 to $1,942,000 in 1997 due primarily to the Company's expansion of its direct response business and through its acquisition of Georgetown Collection, Inc., which markets its products primarily through direct response channels. Included in advertising expense are advertisement printing costs, catalog printing costs, media space in magazines, infomercial costs, and advertisement development costs.

Selling, general and administrative expenses

Total selling, general and administrative expenses increased from $2,088,000 in 1996 to $6,786,000 in 1997. The percentage of revenues represented by these expenses increased from 28% in 1996 to 39% in 1997. The primary reason for the increase is due to the jewelry manufacturing operations purchased in 1996 which, due to the nature of manufacturing, typically carry higher overhead than the Company's core collectible doll business. Additionally, the Company has added professionals in the areas of management, development, computer systems and marketing which increase the overall overhead of the Company. Remaining expenses in this category were in proportion to the corresponding revenues between 1997 and 1996.

Other income (expense)

Other income (expense) increased $115,000 to $(123,000) in 1997 from $(8,000) in 1996 primarily as a result of the acquisitions completed in 1996.

Interest income (expense)

Interest expense increased in 1997 to $433,000 from zero in 1996 primarily as a result of lines of credit assumed in the acquisitions of subsidiaries completed in 1996 and due to interest expense incurred on the remaining balance of convertible debentures.

Net Income

As a result of the foregoing factors, net income decreased from $758,000 in 1996 to a net loss of $561,000 in 1997.

The following comparisons are for the six months ended June 30, 1997 and June 30, 1996.

Revenues

Revenues increased 194% from $10,581,000 in 1996 to $31,050,000 in 1997. The increase in revenues was due primarily to an increase in jewelry and collectible doll sales as a result of the acquisitions completed in the second half of 1996 which expanded the consumer product lines and distribution channels of the Company. Revenues in the second quarter of 1997 include revenues from costume jewelry, fine jewelry, fashion accessories and additional doll lines that were either partially included or not part of the Company's product lines in the second quarter of 1996. Revenues from costume jewelry and fashion accessories were $6,248,000 in 1997 versus $1,107,000 in 1996. Revenues from fine jewelry were $6,141,000 in 1997 versus $295,000 in 1996. Additional doll lines acquired through acquisitions contributed $12,304,000 to revenues in 1997. Revenues from the Marie Osmond collectible doll line decreased to $2,754,000 in 1997 from $7,169,000 in 1996. Revenues from the Annette Funicello collectible bear line increased to $1,341,000 in 1997 from $1,137,000 in 1996.

Gross profit

Gross profit increased 192% from $5,289,000 in 1996 to $15,433,000 in 1997 due primarily to the increase in revenues from the acquisitions completed in 1996. In the Company's core celebrity driven collectibles business, the decrease in gross profit generated from the Marie Osmond collectible doll line was partially offset by the increase in gross profit generated from the growth in the Annette Funicello collectible bear line and increases in the Company's jewelry business. As a percentage of revenues, gross profit remained at approximately 50% through the second quarter of 1997 from the same percentage in 1996. Gross profit, as a percentage, is positively impacted by the amount of revenues generated from the Company's direct response doll business, which consists of retail sales to consumers, thereby generating higher gross margins. Alternatively, gross profit will be lower if the percentage of the Company's wholesale jewelry and collectible doll business surpasses the direct response business.

Advertising expense

Advertising expense increased from $285,000 in 1996 to $3,519,000 in 1997 due primarily to the Company's expansion of its direct response business and through its acquisition of Georgetown Collection, Inc., which markets its products primarily through direct response channels. Included in advertising expense are advertisement printing costs, catalog printing costs, media space in magazines, infomercial costs, and advertisement development costs.

Selling, general and administrative expenses

Total selling, general and administrative expenses increased from $3,243,000 in 1996 to $13,055,000 in 1997. The percentage of revenues represented by these expenses increased from 30.6% in 1996 to 42% in 1997. The primary reason for the increase is due to the jewelry manufacturing operations purchased in 1996 which, due to the nature of manufacturing, typically carry higher overhead than the Company's core collectible doll business. The Company's catalog doll program impact general and administrative expenses in that such business has a seasonality effect in which a greater percentage of the business is transacted in the fourth quarter. The seasonality of the business causes fixed expenses to remain steady while revenues and profits are weighted heavily in the fourth quarter. Additionally, the Company has added professionals in the areas of management, development, computer systems and marketing which increase the overall overhead of the Company. Additionally, the Company's overall selling, general, and administrative expenses have increased due to the Company's focus on expanding its infrastructure to accommodate anticipated future growth by adding office space and equipment. Remaining expenses in this category were in proportion to the corresponding revenues between 1997 and 1996.

Other income (expense)

Other income (expense) decreased to $(236,000) in 1997 from $37,000 in 1996 primarily as a result of the acquisitions completed in 1996.

Interest income (expense)

Interest expense increased in 1997 primarily as a result of charges associated with the convertible debenture financing which occurred in September of 1996. The noncash 15% conversion discount on conversions into common stock is charged as interest expense. The total conversion discount in the first quarter of 1997
totaled $591,000.   Additionally, the Company has taken a charge of $1,899,000 representing the accretion of the principal balance which resulted from the restructuring in February of 1997 of the convertible debentures. Also, cash interest expense increased due to the acquisitions completed in 1996 which employ bank lines of credit and coupon interest paid on the remaining balance of convertible debentures.

Net Income

As a result of the foregoing factors, net income decreased from $1,079,000 in 1996 to a net loss of $4,400,000 in 1997.

Liquidity and Capital Resources

As of June 30, 1997 the Company had working capital of $16,010,000. Working capital has increased substantially by both the issuance of convertible debentures of $15,500,000, which resulted in $14,880,000 in net proceeds to the Company and the acquisitions completed in 1996.

Through the second quarter of 1997, the Company has continued to invest most of the funds generated from operations and raised in the convertible debenture financing by capitalizing subsidiaries and paying down high interest bearing debt.

In February 1997, the Company restructured its convertible debentures which had an unconverted balance of $10,850,000 prior to restructuring. The Company reached an agreement with the Debenture holders to tender all of the outstanding Debentures to the Company in exchange for new convertible Debentures (the "New Debentures"). Under the terms of the agreement, the New Debentures were issued with a face value of 117.5% of the unconverted balance of the tendered debentures. The New Debentures are convertible into common stock at the option of the holder at a fixed price of $8.00 per share. The New Debentures must be converted by January 1999. As a result of the 17.5% premium given as an inducement to the Debenture holders to tender the original debentures into New Debentures, the Company recorded a noncash charge of $1,899,000 in the first quarter of 1997. As of July 31, 1997, the principal balance outstanding on the New Debentures was $6,855,500.

The Company has obtained a $20,000,000 line of credit with BankBoston which will replace existing bank lines of credit and be used for working capital purposes. The line contains terms which are standard to asset-based lending arrangements.

Cash flow used in operations was $3,202,000 due to the increase in inventory and prepaids associated with the acquisitions of Georgetown Collection, Inc., Krasner Group, Inc, Harlyn International, Ltd., and L.L. Knickerbocker (Thai) Company, Ltd. The Company's cash flow also decreased due to the payments made to decrease accounts payable and other accrued expenses. The combination of the above factors resulted in a decrease in working capital from $16,382,000 at December 31, 1996 to $15,702,000 at June 30, 1997. The current ratio for the Company increased from 1.79 at December 31, 1996 to 1.85 at June 30, 1997. The increase in the Company's current ratio is primarily attributed to the assumption of lines of credit of Georgetown Collection, Inc.,Krasner Group, Inc., Haryln International, Ltd., and L.L. Knickerbocker (Thai) Company, Ltd offset by increases in accounts receivable and other current assets.


Seasonality and Quarterly Results

The Company's business is subject to seasonal fluctuations. Georgetown Collection, Inc., which was acquired effective October 18, 1996, has historically experienced greater sales in the latter portion of the year. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

PART II.  OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders.

     On June 19, 1997, the Company held its Annual Meeting of Shareholders. The meeting involved the election of Directors of the Company, ratification of Deloitte and Touche as independent public accountants, and ratification of
Incentive Stock Compensation Plan.   With respect to the election of directors,
Mr. F. Rene Alvarez was newly elected to the Board, Louis L. Knickerbocker, Anthony P. Shutts, Farrah Fawcett, Gerald A. Margolis, and William R. Black were re-elected to the Board, and Mr. Lowell W. Paxson resigned from the Board. A brief description of each matter voted on and number of shares cast is as follows:

1.)      Election of Directors:            For            Withhold     Against   Not Voted
         Louis L. Knickerbocker            15,177,673      204,322
         Anthony P. Shutts                 15,159,941      222,054
         Farrah Fawcett                    14,896,623      485,372
         Gerald A. Margolis                15,169,273      212,722
         William R. Black                  15,171,741      210,254
         F. Rene Alvarez                   15,169,241      212,754

2.)      Ratification of Appointment
         of Independent Public
         Accountants:
           Appointment of Deloitte
           and Touche, LLP                 15,317,729       18,868     45,398

3.)      Ratification of Incentive Stock
         Compensation Plan                  8,759,242      694,125               5,928,628

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE L.L. KNICKERBOCKER CO., INC.


Date:   August 11, 1997       By:   /s/Anthony P. Shutts
                                    Anthony P. Shutts
                                    Chief Financial Officer

                                    Signing on behalf of the registrant and as principal financial and accounting officer.