Form 10QSB
period 1997-09-30
KNICKERBOCKER L L CO INC
filed 1997-11-10
CIK 932136

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                  FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 (FEE REQUIRED)

               For the quarterly period ended  September 30, 1997
                                              -------------------
                                       OR

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

The number of shares outstanding of the registrant's Common Stock, as of November 5, 1997 was 18,564,659.

      Transitional Small Business Disclosure Format    Yes     No X
                                                          ---    ---



                      DOCUMENTS INCORPORATED BY REFERENCE
                                     NONE

                               TABLE OF CONTENTS
                               -----------------




ITEM                                                                                            PAGE
----                                 PART I
                                     ------

 1.  FINANCIAL INFORMATION....................................................................... 1
     A. Condensed Consolidated Statements of operations (unaudited) for the three and nine month periods ended September 30, 1997 and
          September 30, 1996..................................................................... 1
     B. Condensed Consolidated Balance Sheets at September 30, 1997
          (unaudited) and December 31, 1996...................................................... 2
     C. Condensed Consolidated Statements of Cash Flows (unaudited)
          for the nine month periods ended September 30, 1997 and September 30, 1996............. 4
     D.   Notes to Condensed Consolidated Financial Statements................................... 5

 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
      OPERATIONS................................................................................. 9

     A.   General Business Description........................................................... 9
     B.   Results of Operations.................................................................. 10
     C.   Liquidity and Capital Resources........................................................ 12


                                    PART II
                                    -------

     SIGNATURES.................................................................................. 13

PART I.  FINANCIAL INFORMATION
------------------------------


Item 1.   Financial Statements
-------  ---------------------


                        THE L.L. KNICKERBOCKER CO., INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                        Three months ended September 30,         Nine months ended September 30,
                                                               1997           1996                      1997             1996
                                                        ---------------  ---------------         ----------------  ---------------
Sales, net of returns                                   $14,112,000      $ 8,272,000             $ 45,162,000      $ 18,852,000
Cost of sales                                             6,648,000        4,677,000               22,265,000         9,971,000
                                                        ---------------  ---------------         ----------------  ---------------
Gross profit                                              7,464,000        3,595,000               22,897,000         8,881,000
Advertising expense                                       1,869,000               -                 5,388,000                -
Selling, general and administrative
expenses                                                  6,139,000        3,278,000               19,194,000         6,808,000
                                                        ---------------  ---------------         ----------------  ---------------
Operating income                                           (544,000)         316,000               (1,685,000)        2,073,000
Equity in loss of investee companies                        468,000               -                 1,344,000                -
Other income (expense), net                                 762,000          147,000                  526,000           234,000
Interest expense (See Note 3)                               471,000           50,000                3,997,000            50,000
                                                        ---------------  ---------------         ----------------  ---------------
Income (Loss) before provision for
  income taxes and minority interest                       (721,000)         413,000               (6,500,000)        2,257,000
Minority interest                                                -                -                  (219,000)               -
Income tax (benefit) expense                            $  (135,000)     $    74,000             $ (1,295,000)     $    793,000
                                                        ---------------  ---------------         ----------------  ---------------
Net Income                                                 (586,000)         339,000               (4,986,000)        1,464,000
                                                        ===============  ===============         ================  ===============

Primary net income (loss per share)                     $     (0.03)     $      0.02             $      (0.28)     $       0.09
                                                        ===============  ===============         ================  ===============
Primary weighted average common and common
  equivalent shares outstanding                          18,408,572       17,236,195               17,731,737        16,310,702
                                                        ===============  ===============         ================  ===============

THE L.L. KNICKERBOCKER CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                             September 30,    December 31,
                                                                 1997             1997
                                                             -------------   -------------
ASSETS
Cash and cash equivalents                                    $  1,553,000    $  6,247,000
Restricted cash                                                       -           500,000
Accounts receivable                                            12,186,000      13,730,000
Receivable from stockholder/officer                             1,389,000         596,000
Inventories                                                    12,519,000       8,474,000
Prepaid expenses and other current assets                      10,543,000       5,663,000
Income tax receivable                                           1,133,000         733,000
Deferred income taxes                                           1,236,000       1,236,000
                                                             ------------    ------------
  Total current assets                                         40,559,000      37,179,000


Property and equipment, net                                     6,369,000       6,111,000
Investments                                                     3,440,000       4,677,000
Deferred income taxes                                           1,836,000       1,835,000
Other Assets                                                    1,463,000       1,480,000
Goodwill, net of accumulated amortization of
  $782,000 and $310,000 as of September 30, 1997
  and December 31, 1996, respectively                           5,979,000       6,290,000
                                                             ------------    ------------
                                                             $ 59,646,000    $ 57,572,000
                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses                        $ 10,738,000    $ 11,311,000
Commissions and royalties payable                                 526,000         828,000
Notes Payable                                                   7,490,000       7,008,000
Interest payable                                                  146,000         131,000
Income taxes payable                                              461,000             -
Acquisition payable                                                   -         1,253,000
Due to stockholder/officer                                        400,000             -
Current portion of long-term debt                                     -           266,000
                                                             ------------    ------------
  Total current liabilities                                    19,761,000      20,797,000
                                                             ------------    ------------

Long-term liabilities:
Long-term debt, less current portion                              699,000         371,000
Convertible debentures, net of discounts of $485,000
at September 30, 1997 and $2,344,000 at December 31, 1996       9,815,000      11,826,000
Other long-term liabilities                                           -            51,000
                                                             ------------    ------------
  Total long-term liabilities                                  10,514,000      12,248,000
                                                             ------------    ------------

Minority interest                                                  45,000         264,000
                                                             ------------    ------------

Stockholders' equity:
Common stock                                                   26,608,000      13,082,000
Additional paid-in capital                                      6,019,000       8,018,000
Retained earnings (deficit)                                    (1,839,000)      3,147,000
Foreign currency translation adjustment                        (1,462,000)         16,000
                                                             ------------    ------------
  Total stockholders' equity                                   29,326,000      24,263,000
                                                             ------------    ------------
                                                               59,646,000      57,572,000
                                                             ============    ============

                       THE L.L. KNICKERBOCKER CO., INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                   September 30,   September 30,
                                                       1997            1996
                                                   -------------   -------------
Cash flows provided by operating activities:
Net (loss) income                                  $ (4,986,000)   $  1,465,000
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                       1,746,000         177,000
  Debenture inducement                                1,899,000             -
  Amortization of deferred revenue                          -           (70,000)
  Reserve for discontinuance of operations                  -          (278,000)
  Loss on investment                                        -            30,000
  Equity in loss of investee companies                1,344,000          85,000
  Deferred income taxes                                  (1,000)        229,000
  Minority interest                                    (219,000)            -
  Amortization of debt discount                         605,000             -
  Changes in operating accounts:
  Accounts receivable, net                            1,544,000         (99,000)
  Receivable from stockholder/officer                  (793,000)            -
  Note receivable                                           -               -
  Income tax receivable                                (400,000)            -
  Inventories                                        (4,045,000)       (950,000)
  Prepaid expenses and other current assets          (4,880,000)       (759,000)
  Other assets                                            5,000          77,000
  Accounts payable and accrued expenses                (437,000)       (809,000)
  Commissions and royalties payable                    (302,000)        (74,000)
  Income tax payable                                    461,000        (282,000)
  Other long term liabilities                           (51,000)        212,000
                                                    -----------     -----------
Net cash provided by (used in) operations            (8,510,000)     (1,046,000)
                                                    -----------     -----------
Cash flows from investing activities:
  Acquisitions of property, plant and
   equipment                                         (1,991,000)       (307,000)
  Investments                                          (107,000)     (1,946,000)
                                                    -----------     -----------
Net cash used in investing activities                (2,098,000)     (2,253,000)
                                                    -----------     -----------
Cash flows from financing activities:
  Net borrowings on line of credit                      467,000         434,000
  Payments on long-term debt                           (808,000)            -
  Borrowings on long-term debt                          466,000             -
  Proceeds from exercise of common stock purchase
   warrants                                             732,000       2,144,000
  Payment of royalty committment                            -           (28,000)
  Proceeds from shareholder loan                      1,400,000             -
  Payments on shareholder loan                       (1,000,000)            -
  Proceeds from note payable                                -           (67,000)
  Deferred debt issue costs                            (325,000)       (769,000)
  Proceeds from issuance of convertible debentures    5,000,000      15,500,000
                                                    -----------     -----------
Net cash provided by (used in) financing
 activities                                           5,932,000      17,214,000
                                                    -----------     -----------
Effect of Foreign currency translation                 (518,000)            -
                                                    -----------     -----------
Net (decrease) increase in cash and cash
 equivalents                                         (5,194,000)     13,915,000
Cash and cash equivalents, beginning of period        6,747,000       2,470,000
                                                    -----------     -----------
Cash and cash equivalents, end of period            $ 1,553,000     $16,385,000
                                                    ===========     ===========
Supplemental cash flow information:
Cash paid for interest                              $   782,000     $    50,000
                                                    ===========     ===========
Cash paid (refunded) for income taxes               $  (946,000)    $   350,000
                                                    ===========     ===========

Supplemental Schedule of Noncash Investing and Financing Activity:

During the nine months ended September 30, 1997, $10,770,000 of convertible debentures and $121,000 of accrued interest was converted to common stock.

During the nine months ended September 30, 1997, The Company issued 203,063 shares of common stock in payment of $976,000 of acquisition payable.

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1996.

Certain prior period balances have been reclassified to conform with current presentation.

Note 2: Net Income Per Share:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128) which is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires the disclosure of basic and diluted earnings per share. For the three and nine months ended September 30, 1997, the amount reported as net loss per share is not materially different from that which would have been reported for basic and diluted loss per share in accordance with SFAS 128.

Note 3: Convertible Debentures:

In September 1997, the Company issued Convertible Debentures (the Debentures) with a face value of $5,000,000 in a private placement to an institutional investor. This private placement yielded net proceeds to the Company totaling $4,675,000 after deducting costs associated with issuing the Debentures. The Debentures accrue interest at the rate of 6% per annum, payable quarterly in arrears on any unpaid or unconverted debt. Interest is payable in either cash or common stock of the Company at the option of the Company. The Debentures are convertible at the option of the holder into shares of the Company's common stock at a graduated discounted price ranging from 97% to 90% of an average of the 7 lowest trading days of the 30 consecutive trading days prior to
conversion.   The discounted price of 90% applies if the investor does not convert prior to the two year anniversary of the closing date. Through September 30, 1997, the Company had not issued any common shares in connection with the transaction.

The conversion of the notes at a maximum of 90% of the closing price of the Company's common stock resulted in the Debentures being issued at a discount (the conversion discount). The conversion discount is being recognized by the Company as non-cash interest expense over the term of the Debentures with a corresponding increase to the original principal amount of the Debentures. Upon conversion of the Debentures any portion of the conversion discount not previously recognized is recorded as interest expense on the conversion date. During the nine months ended September 30, 1997, a total of $ 19,000 of non-cash interest expense was recorded relating to the Debentures.

In September 1996, the Company issued Convertible Debentures (the Debentures) with a face value of $15,500,000 in a private placement to institutional investors. This private placement yielded net proceeds to the Company totaling $14,730,000 after deducting costs associated with issuing the Debentures. The Debentures accrue interest at the rate of 7% per annum, payable quarterly in arrears on any unpaid or unconverted debt. The Debentures were convertible at the option of the holder into shares of the Company's common stock at a price equal to 85% of the closing price of the Company's common stock at the date of conversion, subject to a minimum and maximum conversion price of $5.25 and $12.00 per share, at any time through the second anniversary of the original date of issuance. Through September 30, 1997, the Company issued a total of 1,791,730 shares of its common stock in connection with the conversion of $12,099,500 of the original principal amount of the Debentures, plus interest accrued through the conversion dates.

The conversion of the notes at 85% of the closing price of the Company's common stock resulted in the Debentures being issued at a discount (the conversion discount). The conversion discount is being recognized by the Company as non-cash interest expense over the term of the Debentures with a corresponding increase to the original principal amount of the Debentures. Upon conversion of the Debentures any portion of the conversion discount not previously recognized is recorded as interest expense on the conversion date. During the nine months ended September 30, 1997, a total of $ 2,648,000 of non-cash interest expense was recorded relating to the Debentures, including $ 591,000 relating to the additional conversion discount recorded upon conversion.

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

Note 4: Bank Financing

On July 2, 1997, the Company entered into a financing agreement with BankBoston, N.A., to provide a $20,000,000 line of credit, having a term of two years. The loan encompasses The L.L. Knickerbocker Co., Inc., Georgetown Collection, Inc. and Krasner Group, Inc. Certain credit limits are established for each company. The credit limits are $4,000,000 for The L.L. Knickerbocker Co., Inc., $13,000,000 for Georgetown Collection, Inc. and $3,000,000 for Krasner Group, Inc. Cash borrowings bear interest at either an Adjusted LIBOR Rate or Base Rate. The Adjusted LIBOR Rate is the listed LIBOR rate divided by the difference of 1.00 and the published Reserve Percentage (as published by the Board of Governors of the Federal Reserve System). The Base Rate is the greater of the rate of interest as announced by BankBoston, N.A. as its Base Rate and the Federal Funds Effective Rate plus 1/2 of 1% per annum. The Company has the right to convert the borrowings to either the Adjusted LIBOR Rate or Base Rate. In addition, the Company is charged an Unused Line fee of .25% of the unused
portion of the Revolving Loans.    The Financing Agreement is collateralized by
a lien on generally all assets of the Company. Loan availability is determined by an advance rate on eligible accounts receivable and inventory. The Financing Agreement includes certain restrictive covenants, some which are computed quarterly and others which are computed annually. As of September 30, 1997, the Company was in compliance with all terms of the Financing Agreement. As of September 30, 1997, the Company had borrowings of $7,401,000 and letters of credit of $272,000 outstanding with total credit available of approximately $3,292,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion includes the operations of the L.L. Knickerbocker Co., Inc. and subsidiaries for each of the periods discussed.

Results of operations

Three months ended September 30, 1997 and 1996

Net Sales

Net sales increased to $14,112,000 for the three months ended September 30, 1997 from $8,272,000 for the three months ended September 30, 1996, an increase of $5,840,000, or 70.6%. Of the $5,840,000 increase, $5,884,000 was attributable to net sales generated by Georgetown Collection, Inc. which was acquired in the fourth quarter of 1996, thus not yet included in the comparative base of September 30,1996, followed by increases of $1,800,000 in collectible doll and bear sales and $306,000 in costume jewelry sales, offset by a decrease in fine jewelry sales of $2,062,000. The increases in collectible doll and bear and costume jewelry sales of $2,106,000 were primarily attributable to increased airtime on one of the Company's home shopping channel customers, QVC, and the expansion of the Company's retail distribution channel. The decrease of $2,062,000 in fine jewelry sales related primarily to a temporary softening of demand internationally for fine jewelry and the strike by UPS.

Gross Profit

Gross profit increased to $7,464,000 for the three months ended September 30, 1997 from $3,595,000 for the three months ended September 30, 1996, an increase of $3,869,000 or 107.6%. As a percentage of net sales, gross profit increased to 52.8% in 1997 from 43.4% in 1996. The improvement in gross profit as a percentage of net sales was primarily attributable to the acquisition of Georgetown Collection, Inc. in the fourth quarter of 1996, thus not included in the comparative base for the current quarter. The net sales generated by Georgetown Collection, Inc., through catalogs, print advertisements and direct mail aimed at consumers, result in higher gross margins than the Company's historical margins. The majority of the overall net sales from the Company, outside of the portion contributed by Georgetown Collection, come from wholesale sales which typically carry lower gross margins than do retail sales.
Therefore, the Company's gross profit percentage will vary depending on the volume of catalog, print advertisement, and direct response sales in any
particular quarter.   Correspondingly, should the majority of the Company's
sales come from fine and costume jewelry sales in any quarter, the gross profit percentage of the Company will be lower due to lower historical margins associated with jewelry production and sales.

Advertising expense

Advertising expense increased to $1,869,000 for the three months ended September 30, 1997 from $594,000 for the three months ended September 30, 1996 due primarily to the Company's expansion of its direct response business through its acquisition of Georgetown Collection, Inc. Included in advertising expense are advertisement printing costs, catalog printing costs, media space in magazines, infomercial costs, and advertisement development costs.

Selling, general and administrative expenses

Total selling, general and administrative expenses increased to $6,139,000 for the three months ended September 30, 1997 from $3,278,000 for the three months ended September 30, 1996, an increase of $2,861,000, or 87.3%. The percentage of revenues represented by these expenses increased from 39.6% in 1996 to 43.5% in 1997. Of the $2,861,000 increase, $2,722,000 represents the selling, general, and administrative expenses of Georgetown Collection, Inc., which are not included in the comparative base in the current quarter. The remaining increase of $139,000 relates primarily to higher personnel costs, increased amortization expense related to acquisitions completed since the second quarter of 1996, and higher operating costs associated with the Company's new headquarters in California and its jewelry facility in Thailand.

Other income (expense)

Other income (expense) increased to $762,000 for the three months ended September 30, 1997 from $147,000 for the three months ended September 30, 1996,
an increase of $615,000, or 418.4%.   The increase relates primarily to foreign
currency gains realized by Thailand-based subsidiaries as a result of international sales.

Interest income (expense)

Interest expense increased to $471,000 for the three months ended September 30, 1997 from $50,000 for the three months ended September 30, 1996, an increase of $421,000, or 842%. The increase occurred primarily as a result of lines of credit assumed in the acquisitions of subsidiaries completed in 1996 and the completion of the $5,000,000 convertible debenture financing on September 8, 1997.

Net Income

As a result of the foregoing factors, net loss increased to $586,000 for the three months ended September 30, 1997 from net income of $339,000 for the three months ended September 30, 1996, a change of $925,000.

Nine Months ended September 30, 1997 and 1996

Net Sales

Net sales increased to $45,162,000 for the nine months ended September 30, 1997 from $18,852,000 for the nine months ended September 30, 1996, an increase of $26,310,000, or 139.6%. Of the $26,310,000 increase, $18,188,000 was attributable to net sales generated by Georgetown Collection, Inc. which was acquired in the fourth quarter of 1996, thus not yet included in the comparative base of September 30, 1996. Of the remaining increase of $8,122,000, $6,800,000 was attributable to the inclusion of a full nine months of costume and fine jewelry activity through the Company's acquisitions of Krasner Group, Inc. and Harlyn International in 1996. The remaining increase of $1,322,000 is due to increases in collectible doll and bear sales primarily attributable to the expansion of the Company's retail distribution channel.

Gross Profit

Gross profit increased to $22,897,000 for the nine months ended September 30, 1997 from $8,881,000 for the nine months ended September 30, 1996, an increase of $14,016,000, or 157.8%. As a percentage of net sales, gross profit increased to 50.7% in 1997 from 47.1% in 1996. The improvement of 3.6% in gross profit as a percentage of net sales was primarily attributable to the acquisition of Georgetown Collection, Inc. in the fourth quarter of 1996, thus not included in the comparative base for the current quarter. The net sales generated by Georgetown Collection, Inc., through catalogs, print advertisements and direct mail aimed at consumers, result in higher gross margins than the Company's historical margins. The majority of the overall net sales from the Company, outside of the portion contributed by Georgetown Collection, come from wholesale sales which typically carry lower gross margins than do retail sales. Therefore, the Company's gross profit percentage will vary depending on the volume of catalog, print advertisement, and direct response sales in any particular quarter. Correspondingly, should the majority of the Company's sales come from fine and costume jewelry sales in any quarter, the gross profit percentage of the Company will be lower due to lower historical margins associated with jewelry production and sales.

Advertising expense

Advertising expense increased to $5,388,000 for the nine months ended September 30, 1997 from $1,058,000 for the nine months ended September 30, 1996, an increase of $4,330,000, or 409.2%. The increase is due primarily to the Company's expansion of its direct response business through its acquisition of Georgetown Collection, Inc. Included in advertising expense are advertisement printing costs, catalog printing costs, media space in magazines, infomercial costs, and advertisement development costs.

Selling, general and administrative expenses

Total selling, general and administrative expenses increased to $19,194,000 for the nine months ended September 30, 1997 from $6,808,000 for the nine months ended September 30, 1996, an increase of $12,386,000, or 181.9%. The percentage of revenues represented by these expenses increased from 36.1% in 1996 to 42.5% in 1997. Of the $12,386,000 increase, $8,836,000 represents the selling, general, and administrative expenses of Georgetown Collection, Inc., which are not included in the 1996 comparative base for the current quarter. The remaining increase of $3,550,000 relates primarily to higher selling costs, higher personnel costs, increased amortization expense related to acquisitions completed since the second quarter of 1996, higher legal and public relations costs and higher operating costs associated with the Company's new headquarters in California and its jewelry facility in Thailand. In addition, the Company has incurred higher travel and lodging costs due to its expansion of operations into southeast Asia. The Company also incurs general and administrative expenses in connection with overseeing its investment in Pure Energy Corporation.

Other income (expense)

Other income (expense) increased to $526,000 for the nine months ended September 30, 1997 from $234,000 for the nine months ended September 30, 1996, an increase
of $292,000, or 124.7%.   The increase relates primarily to net gains realized
by Thailand-based subsidiaries in foreign currency exchanges as a result of international sales.

Interest income (expense)

Interest expense increased to $3,997,000 for the nine months ended September 30, 1997 from $50,000 for the nine months ended September 30, 1996, an increase of $3,947,000. The increase of $3,947,000 occurred primarily as a result of charges associated with its convertible debenture financings which occurred in September of 1996 and 1997. The noncash conversion discounts ranging from 3% to 15% on conversions into common stock are charged as interest expense. The total conversion discount in the first quarter of 1997 totaled $591,000.
Additionally, the Company has taken a charge of $1,899,000 representing the accretion of the principal balance which resulted from the restructuring in February of 1997 of the convertible debentures. Also impacting interest expense in 1997 are the acquisitions completed in 1996 which employ bank lines of credit.

Net Income

As a result of the foregoing factors, net loss increased to $4,986,000 for the nine months ended September 30, 1997 from net income of $1,464,000 for the nine months ended September 30, 1996, a decrease of $6,450,000.

Liquidity and Capital Resources

The Company has financed its operations from internally generated cash flow, short-term borrowings and equity financings. As of September 30, 1997 the Company had working capital of $20,798,000. Working capital has increased substantially by both the issuance of two rounds of convertible debentures of $20,500,000, which resulted in $19,550,000 in net proceeds to the Company in 1996 and 1997 and the acquisitions completed in 1996.

Through the second quarter of 1997, the Company has continued to invest most of the funds generated from operations and raised in the convertible debenture financing by capitalizing subsidiaries and developing new product categories.

In February 1997, the Company restructured its convertible debentures which had an unconverted balance of $10,850,000 prior to restructuring. The Company reached an agreement with the Debenture holders to tender all of the outstanding Debentures to the Company in exchange for new convertible Debentures (the "New Debentures"). Under the terms of the agreement, the New Debentures were issued with a face value of 117.5% of the unconverted balance of the tendered debentures. The New Debentures are convertible into common stock at the option of the holder at a fixed price of $8.00 per share. The New Debentures must be converted by January 1999. As a result of the 17.5% premium given as an inducement to the Debenture holders to tender the original debentures into New Debentures, the Company recorded a noncash charge of $1,899,000 in the first quarter of 1997. As of September 30, 1997, the principal balance outstanding on the New Debentures was $5,299,000.

The Company has obtained a $20,000,000 line of credit with BankBoston which replaced existing bank lines of credit to be used for working capital purposes. The line contains terms and restrictions which are standard to asset-based lending arrangements.

Cash flow used in operations was $8,510,000 due to the increase in inventory and prepaids associated with the acquisitions of Georgetown Collection, Inc., Krasner Group, Inc., Harlyn International, Ltd., and L.L. Knickerbocker (Thai)
Company, Ltd.   The Company's cash flow also decreased due to the payments made to decrease accounts payable and other accrued expenses. Working capital increased from $16,382,000 at December 31, 1996 to $20,798,000 at September 30, 1997. The current ratio for the Company increased from 1.79 at December 31, 1996 to 2.05 at September 30, 1997. The increase in the Company's current ratio is primarily attributed to the capital raised from the convertible debenture offering completed in 1997 and by increases in accounts receivable and other current assets.

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

Forward-Looking Statements

When used in this document, the words "believes", "anticipates", "expects" and similar expressions are intended to identify in certain circumstances forward-looking statements. Such statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected, including risks related to the dependence on sales to QVC the acceptance in the marketplace of new products; the ability to source raw materials at prices favorable to the Company; currency fluctuations; and other risks outlined in the Company's previously filed public documents, copies of which may be obtained without cost from the Company. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such statements. The Company also undertakes no obligation to update these forward-looking statements.

PART II.  OTHER INFORMATION


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE L.L. KNICKERBOCKER CO., INC.


Date:   November 7, 1997            By: /s/Anthony P. Shutts
                                         Anthony P. Shutts
                                         Chief Financial Officer

                                         Signing on behalf of the registrant and
                                         as principal financial and accounting
                                         officer.