Form 10KSB
period 1997-12-31
KNICKERBOCKER L L CO INC
filed 1998-03-31
CIK 932136

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO _____________

                        Commission file number 0-25488
                       THE L.L. KNICKERBOCKER CO., INC.
             (Exact name of Small Business Issuer in its Charter)

          CALIFORNIA                                33-0230641
 (State or Other Jurisdiction of                 (I.R.S. Employer
  Incorporation or Organization)                Identification No.)

25800 COMMERCENTRE DRIVE
LAKE FOREST, CA                                        92630
(Address of Principal Offices)                      (Zip Code)


        ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (714) 595-7900

        SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:
                                     NONE

        SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                           Common Stock, No Par Value
                                (title of class)
                        Common Stock Purchase Warrants*
                                (title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days. Yes  X    No
                                                              -----   -----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the most recent fiscal year were $68,290,000.

The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, based upon the closing bid price of the Common Stock on the NASDAQ National Market System on March 18, 1998 was $5.50. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares outstanding of the registrant's Common Stock, as of March 18, 1998 was 19,004,659.


                      DOCUMENTS INCORPORATED BY REFERENCE
                                     NONE

Transitional Small Business disclosure Format (check one): Yes       No X

*The registration of the Common Stock Purchase Warrants was terminated on January 25, 1997

                                 TABLE OF CONTENTS

ITEM                                                                            PAGE
_____________________________________________________________________________________

                                 PART I
1.  BUSINESS...................................................................     1
    A.  History................................................................     1
    B.  General Business.......................................................     1

2.  PROPERTY...................................................................    10

3.  LITIGATION.................................................................    11

4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................    11


                                 PART II

5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......    11

6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS......................................    12

7.  FINANCIAL STATEMENTS.......................................................    16

8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
    ACCOUNTING AND FINANCIAL DISCLOSURE........................................    16


                                 PART III


9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
     COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.........................    17

10. EXECUTIVE COMPENSATION ....................................................    19

11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
     AND MANAGEMENT............................................................    23

12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................    23

13. EXHIBITS LIST AND REPORTS ON FORM 8-K......................................    26

       SIGNATURES..............................................................    29

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


ITEM 1.  BUSINESS
-----------------

HISTORY

The L. L. Knickerbocker Co., Inc. (the "Company" or "LLK") was formed in 1985 by Louis L. Knickerbocker, Chairman, President, and Chief Executive Officer of the Company, and Tamara Knickerbocker, a Vice President of the Company, under the name International Beauty Supply, Ltd., a California corporation ("IBS"). Subsequently, in 1987, LaVie Cosmetics, a California corporation ("LaVie"), was co-founded by Louis L. Knickerbocker with Michael Elam. In 1989, the Knickerbockers co-founded another company, MLF Enterprises, a California corporation ("MLF"), with Mr. Elam and Farrah Fawcett, a former director of the Company. MLF developed replicas of Ms. Fawcett's jewelry collection, which were sold through the television home shopping industry.

The Knickerbockers next formed Knickerbocker Creations, Ltd., a California corporation ("Creations"), in 1990 and began developing the products and celebrity endorsement programs which are now part of the Company. In 1993, due to Creations' status as a Subchapter S corporation, it was determined that the operations of Creations and IBS should be consolidated under a single entity in order to facilitate the contemplated public offering of the Company. However, in 1993, the directors and shareholders of the Company were advised that Creations would be an unsuitable candidate for a public offering. Therefore, on May 24, 1993, the directors and shareholders of IBS approved an amendment of the articles of incorporation of the corporation changing the name of the corporation from "International Beauty Supply, Ltd." to the Company's current name, "The L. L. Knickerbocker Co., Inc." The Company then consummated an asset purchase whereby certain operating assets of Creations, including but not limited to, the marketing and distribution rights to the products and programs of Creations, were acquired along with certain related liabilities. As of the date hereof, all current active contracts of Creations have been assumed or amended to grant those rights and obligations to the Company.

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


GENERAL BUSINESS

The L.L. Knickerbocker Co., Inc. (LLK or the Company) is a diverse international company, focusing its operations on three strategic divisions, a Collectible Division, a Jewelry Division, and an Investment Division.

The Collectibles Division markets a wide variety of branded consumer products through diverse channels of worldwide distribution including an international distributor base, television shopping sales, direct response sales and wholesale sales to retailers. The Company strives to deliver genuine value to the consumer through innovative product design and quality. The Company has developed relationships with a variety of manufacturers that have consistently delivered high-quality products. Most of the manufacturing of collectible items is outsourced.

The Jewelry Division operations are vertically integrated, and most of the design, stone sourcing, advanced stone cutting, and jewelry manufacturing is performed by in-house personnel and facilities. The Jewelry division markets a wide variety of branded consumer products through diverse channels of worldwide distribution including an international distributor base, television shopping sales, and wholesale sales to retailers. The Company's goal is to create and build each brand to its fullest market potential

The Investment Division selects companies whose innovative products and/or patented technology have potential to make a significant contribution to the Company's financial success. Through its investment division, the Company has a 50% interest in Arkenol Asia, Inc., a 30% equity interest, on a fully diluted basis, in Pure Energy Corporation and a 27.8% interest in Ontro, Inc.


Collectible Division

Industry Overview

Collectibles are identified as any item that is manufactured and marketed solely for the enjoyment of the collector. Collectibles include figurines, dolls, collector plates, plush and die cast toys, sports/entertainment memorabilia, cottage/village reproductions and other decorative or limited edition items that are intended for collecting. According to Unity Marketing, a collectible industry market research firm, 15% of American adults (31.3 million people) consider themselves collectors. The prime collecting years are from 35 to 64 years old. The Collectible industry as a whole was over $9 billion at wholesale in 1996, up 11% from 1995 figures. The highest growth is expected in the year 2000 due to the high number of limited editions which will be produced for the turn of the century.


Brands

Georgetown Collection (GCI).  The GCI brand consists of high-quality,
---------------------------
exclusive-edition porcelain dolls designed and developed by artists licensed in conjunction with an in-house development team. Manufacturing is outsourced to factories in China and Southeast Asia. The dolls retail prices range between $90 and $145. The principal marketing channel is print media, including direct mail and space ads.

Magic Attic Club (MAC).  MAC is a catalog collection that features a series of
----------------------
vinyl dolls, doll clothing and accessories, all of which are based on imaginative theme books. The books and MAC catalogs target girls in the U.S. between the ages of 6 and 12. The girls in this age group, approximately 12 million in number, have generally outgrown most products offered by mainstream toy companies. The items in the catalog do not vary much year to year, which keeps creative costs low and minimizes inventory difficulties. Repeat customers are highly profitable. In 1997, MAC mailed almost seven million catalogs, which was an approximate 40% increase from the year prior.

Magic Attic Press (MAP).  MAP sells a series of 25 illustrated novels based on
-----------------------
five girls and their adventures. The books have achieved national distribution and have penetrated many of the major book store chains. Each Magic Attic Press book contains a mail-in card to request a catalog listing products offered by the Magic Attic Club.

Marie Osmond Fine Porcelain Collector Dolls.  This collection consists of a
-------------------------------------------
diverse collection of more than 420 different styles of porcelain dolls at retail prices ranging from $20 to $600. Marie Osmond is the celebrity spokesperson and design director for the collection. The Marie Osmond Doll Collection, celebrating its sixth anniversary, received 19 hours of brand building programmed air time on QVC in 1997. In addition, Marie Osmond makes scheduled appearances at retail stores throughout the United States to promote the collection. In 1997 Marie Osmond made her second appearance on QVC in the United Kingdom and her first QVC appearance in Germany.

Annette Funicello Collectible Bears Company.  This line consists of more than
-------------------------------------------
325 different styles of collectible
teddy bears. Retail prices range from $25 to approximately $200. Annette Funicello is the celebrity image and design director for the collection. The brand received two prestigious industry awards in 1997 nominated by the collectible trade publications and voted on by the public. The Annette Funicello Collectible Bear Company, celebrating its fifth anniversary, received 14 hours of brand building programmed air time on QVC in 1997.

Bob Mackie Legendary Beauties.  This collection of fashion dolls, designed by
-----------------------------
Bob Mackie (US), Inc., is sold through direct response advertising. Retail prices are approximately $300. Bob Mackie is the collection's designer and spokesperson.

The Knickerbocker Toy Company.  The 76 year old Knickerbocker name is well
-----------------------------
recognized in the toy and collectible teddy bear industries. The Company began selling collectible Knickerbocker products in October 1986, and was issued the trademark "Knickerbocker" for toys, dolls, plush stuffed animals and marionettes in January 1996. The collection offers quality collectible products that have primarily been marketed to retail outlets nationwide. The Knickerbocker Toy Company had 2 brand building appearances on QVC in 1997.


Jewelry Division

Industry Overview

The Jewelry market consists of two major categories, Fine and Fashion. Fine jewelry is manufactured with precious metals (gold, sterling silver, platinum) with or without gemstones (precious or semiprecious). Natural and cultured pearls are also considered fine jewelry. In 1996 gold jewelry sales in the United States were over $12 billion, a 5% increase over 1995 figures. Unit and dollar sales of gold jewelry in the United States has increased every quarter for the last 24 quarters through the third quarter of 1997. Sterling silver jewelry experienced double digit annual increases from 1993 to 1996, reaching 1996 United States estimated sales of $2.1 billion. Fashion jewelry is manufactured with non-precious metals (often gold plated), with or without imitation stones and pearls, and is the largest category of the women's accessories market with sales in the United States estimated at $2.6 billion dollars.

Fashion Jewelry and Accessories Brands

The Company's jewelry operations are vertically integrated, with control over stone sourcing and cutting, design structures, manufacturing and marketing. The Company markets these high-quality, designer fashion jewelry lines and accessories primarily through QVC. LLK has its own jewelry manufacturing facility in Central Falls, Rhode Island. The Company's jewelry and accessories divisions operate to serve each other. The Company's fashion jewelry and accessories subsidiary, Krasner Group, Inc., includes the following key components:

The Kenneth Jay Lane High Society Collection - 450 different styles of fashion
--------------------------------------------
jewelry at retail prices ranging from $17 to $198.   Kenneth Jay Lane is the
designer and spokesperson for the collection, which celebrated its sixth anniversary and received over 24 hours of brand building programmed air time on QVC in 1997.

The Nolan Miller Glamour Collection - 400 different styles of fashion jewelry at
-----------------------------------
retail prices ranging from $20 to $280. Nolan Miller is the designer and spokesperson for the collection, which celebrated its fifth anniversary and received over 33 hours of brand building programmed air time on QVC in 1997.

The Pilar Crespi Collection - 50 different styles of fashion jewelry at retail
---------------------------
prices ranging from $22 to $79. Pilar Crespi is the designer and spokesperson for the collection, which started on QVC in 1996 and received 7 hours of brand building programmed air time in 1997.

Barbara Mandrell's Country Sentiments - 50 different styles of fashion jewelry
-------------------------------------
at retail prices ranging from $19 to $90. Barbara Mandrell is the designer and spokesperson for the collection, which started in May 1997 and received 7 hours of brand building programmed air time during the year.

Joyous Jewels with Wendy Gell - 13 different styles of fashion jewelry at retail
-----------------------------
prices ranging from $35 to $104. Wendy Gell is the designer and spokesperson for the collection, which started on QVC in October of 1997.

The Dennis Basso Boutique - 90 different styles of fashion accessories at
-------------------------
retail prices ranging from $20 to $220. Dennis Basso is the designer and spokesperson for the collection, which celebrated its fourth anniversary and received over 7 hours of brand building programmed air time on QVC in 1997.

World Class Accessories by Mary McFadden - 200 different styles of fashion
----------------------------------------
accessories at retail prices ranging from $19 to $195. Mary McFadden is the designer and spokesperson for the collection, which celebrated its third anniversary and received 12 hours of brand building programmed air time on QVC in 1997.

Framm - 12 different styles of fashion accessories at retail prices ranging from
-----
$24 to $89. Framm is the designer and spokesperson for the collection, which started on QVC in April 1997.

Enchanted Evenings with Albert Capraro - 20 different styles of fashion
--------------------------------------
accessories at retail prices ranging from $30 to $80. Albert Capraro is the designer and spokesperson for the collection, which started on QVC in September 1997.

Anushka - This line of five skin care products was introduced on QVC in 1997
-------
and appears approximately once a month on the QVC Beauty Solutions program. Anushka, of Anushka Day Spa in New York City, is the spokesperson for this line.

Fine Jewelry Brand

The Company's fine jewelry operation consists of three entities; The L. L. Knickerbocker (Thai) Company Ltd., Harlyn International Co., Ltd., and S. L. S. Trading Co., Ltd. all based in Thailand. The Company plans to consolidate the three entities by the end of 1998.

The Company manufactures and markets gold, diamonds, emeralds, rubies and other semi-precious stones through a sales force whose primary geographic focus is in Western Europe and South America. With expertise in stone sourcing and advanced cutting techniques of specialty stones, the Company supplies other jewelry manufacturers with loose cut stones. The Company is also recognized for creating proprietary technology that enhances the color of gemstones and is known in particular for its Blue Topaz which is exported all over the world.
In addition, the Company produces an assortment of fine jewelry in both Sterling Silver and Gold for the television retailer, Home Shopping Network
( HSN ) and other worldwide recognized television shopping companies such as TVSN Australia and QVC England. The Company is an internationally recognized vendor in the fine jewelry category.


Consumer Brands Under Development

The Richard Simmons Such an Angel Collection (Collectible Brand) - The Company
--------------------------------------------
has an exclusive license agreement to manufacture and distribute the line of dolls with Richard Simmons and Goodtimes Entertainment. The line, Collection of the Masters by Richard Simmons, was introduced at the 1998 International Toy Fair in New York.

The Honeymooners Collection (Collectible Brand) - The Company has a license
---------------------------
agreement to manufacture and distribute porcelain dolls and figurines depicting the characters from the original Honeymooners television show. The collection was introduced at the 1998 International Toy Fair in New York.

Universal Studio's Edith Head Collection (Collectible Brand) - The Company has
----------------------------------------
an exclusive license agreement to manufacture and distribute the line of dolls with Universal Studio Consumer Products Group under the Edith Head brand name. The collection is based on fashion dolls from Edith Head's career which spanned 50 years and included over 1,200 screen credits. The collection was introduced at the 1998 International Toy Fair in New York.

Candy Spelling's Fantasy Dolls (Collectible Brand) - The Company has an
------------------------------
exclusive license agreement to
manufacture and distribute the line of dolls with Candy Spelling under her Fantasy Dolls name. The collection is based on vinyl dolls in a variety of sizes and theme costumes. The collection was introduced at the 1998 International Toy Fair in New York.

Cicely Tyson (Jewelry Brand) - The Company has an exclusive license agreement to
------------
manufacture, and distribute through QVC, a line of fashion jewelry, with Cicely Tyson as designer and spokesperson. The line is expected to be introduced on QVC in late Spring of 1998.

Spiroll (Accessory Brand) - The Company has an exclusive license agreement to
-------
manufacture and distribute this patented hair tool, which is scheduled to be introduced in spring of 1998. Lisa and Maureen Marrese, the inventors of this product, are spokespersons for the product.

Although the Company currently believes that the above listed products can be developed and produced as commercially viable product line additions, there can be no assurance that the new products will be introduced or, if introduced, that they will be successful.

Consumer Brands Discontinued

After a review of the Company's brand focus it was determined that it would be in its best interest to discontinue the product development, manufacturing and marketing of those programs not meeting certain sales expectations and re-focus the brand selections on those that better suited the Company's current core products. In 1997 the Company discontinued the Facial Steamer Systems, Fit & Firm exercise equipment and Environmental Control Technology Ionizer.


Marketing Strategies

The Company's marketing strategy is to develop products and build brands for marketing through diverse channels of distribution. In implementing this strategy, the Company plans to continue to focus on building brand recognition, developing new and innovative products, and selling those branded products through appropriate channels of distribution. Generally, new brand programs are tested conservatively prior to any roll out.

The diverse channels of distribution of the branded products includes, but are not limited to, the television shopping industry, direct response print advertisements, direct mail, catalog and wholesale to retail outlets domestically and internationally. Each brand has unique distribution strategies based on the product, however, where possible the distribution channels cross over from brand to brand. The wide variety of branded items and distribution channels provides diversification to the Company's risk profile.


The Direct Marketing Industry

Direct marketing has five major areas: Television Marketing, Print Media Advertising, Catalogs, Direct Mail and the Internet.

Television Shopping Channels

Television Shopping Channels, as well as independent Infomercials, make up this segment of the direct marketing industry.

The largest television shopping cable network is QVC, followed by HSN and a number of newcomers. The shopping networks purchase products from vendors and generally require the vendors to ship the products to the networks' warehouses before the networks will sell the items on the air. Generally, the format of the home shopping channels is to present approximately 12 items per hour. Each hour can be comprised of a special program (i.e. all Marie Osmond Dolls), or a mix of products (i.e. a gift hour with different kinds of gift items). Special programs, such as celebrity programs, can be given as much as three straight hours of prime time. These types of programs must be high dollar volume programs to warrant the allocation of this time. The shopping channels then ship customer orders directly from their warehouses/fulfillment centers.

The Company's expertise in marketing to home shopping channels has been to identify its key product segments such as jewelry and collectibles and build brand recognition within those product segments. Television shopping represents over 19% of the Company's Collectible sales and 52% of Jewelry sales. Additionally, sales to QVC accounted for 29% and 43% of the Company's consolidated revenues in 1997 and 1996, respectively.

Infomercial format is different from the format of live home shopping cable programs, in that the infomercial is filmed, edited and produced rather than being shown live. Infomercials are generally thirty minutes of programming, while spot commercials can be thirty, sixty or one hundred twenty seconds. Infomercials post a toll free number where the consumer responds directly to the marketer.


Direct Response Print and Mail Advertising

Direct response print advertising focuses on a narrow product selection with potentially high dollar volume sales. The Company continues to market the collectible brands through this channel of distribution. In addition to scores of mainstream publications such as Woman's Day, McCalls, Woman's World and the National Enquirer, the Company uses collectible trade specific niche publications including DOLLS, Doll Crafter, Doll Reader, Contemporary Dolls, Collectors Mart, Teddy Bear Review and Teddy Bear & Friends.

The Company manages direct mail programs by utilizing an in-house consumer data base to test and build new concepts for selected Brands and categories. The Company rents distinct targeted mailing lists to build the growth of the in-house data base. Direct response sales represent approximately 69% of the Company's Collectible sales.


Traditional Retail and International Distributors

The Company markets to a wide variety of traditional retail outlets and to the less traditional catalog retailers and international distributors. Currently, the Company has over 3,200 Collectible traditional retail accounts representing approximately 7.7% of the Collectibles sales. International distributors make up approximately another 4.1% of the Collectible sales and 47% of the Jewelry sales. This channel of distribution is sold through in-house sales representatives and trade shows.


Production Procedures

Contracted Production

The Collectibles and some of the Jewelry brand managers develop products, locate an appropriate contract manufacturing facility and prepare samples, which are presented to the customer for approval. Upon approval of the samples, the Company issues a purchase order to the manufacturer for the desired quantity of the product. In some cases the purchase order is secured by an irrevocable and transferable letter of credit from the customer. All goods are inspected for quality by either in-house quality assurance personnel or by an independent quality assurance resource prior to shipment.

Company Owned Production

The Company's fashion jewelry is manufactured at its own 26,000 square foot facility in Rhode Island. Almost all of the fashion jewelry manufacturing is done against open purchase orders.

The Thailand jewelry operation manufactures fine jewelry for a diverse group of international distributors and wholesalers, including the television shopping industry. All goods are manufactured in the Company's fully integrated 35,000 square foot facility. The Company's 3,500 square foot showroom and the design and development divisions are located in the jewelry district of Bangkok, making it convenient for customers to visit the showroom, inspect the product lines and develop future programs with the Company's skilled design team.


Equity Investments

The LLK corporate strategy includes searching for investment opportunities that appear to offer high returns on invested capital. The Company has an equity interest in three privately held companies:

Arkenol Asia, Inc.

Arkenol Asia, Inc. is a Delaware corporation joint venture company owned 50% by LLK and 50% by Arkenol Holdings, LLC. The joint venture acquired an exclusive license to exploit Arkenol Holdings' technology and related intellectual property to produce ethanol and other chemicals for sale and consumption in Thailand, Cambodia, Burma, Vietnam, Laos, India, China and Japan, and non-exclusive licenses for Indonesia and California.

Under the terms of the joint venture, Arkenol Holdings serves as the Managing Venturer, with the primary responsibility for all development activities and services to the joint venture and the projects, all product development activities, the selection and management of engineering, procurement and construction provider and the operation of the project facilities. LLK has the primary responsibility for securing all credit support instruments and other financing on behalf of the projects and the joint venture and all product marketing activities. The day-to-day business of the joint venture is conducted by agents and contractors engaged by the Managing Venturer.

In October 1997 the joint venture was named as the Development Agent for Kra Isthmus Development Company Ltd. of Thailand and the Southern Seaboard Project in the implementation of its proposed 1000 MW gas fired electrical power plant near Songkhla, Thailand and in any future extensions of the plant.

In December 1997 the Joint Venture signed a Memorandum of Understanding (MOU) with Central Resource Northern Development Co., China and Regal Best Limited, Hong Kong to build the first biorefinery in China using Arkenol Asia's patented technology. Subsequently, the Ministry of Agriculture in China notified Arkenol Asia that it will participate in the project with Central Resource Northern Development Co. and Regal Best Limited. Central Resource Northern Development Co., with 20,000 employees, is a wholly owned subsidiary of China Gold Supervision Bureau and is officially authorized to invest in overseas ventures.

LLK's decision to enter into the Joint Venture was based on a valuation of Arkenol's technology prepared by Booz-Allen & Hamilton Inc. in October 1996 and LLK's presence in Thailand, where the Company has over 300 employees.

Pure Energy Corporation

The Company holds a 30% equity interest, on a fully diluted basis, in Pure Energy Corporation (PEC). Other shareholders include PEC's founders and officers, Donaldson, Lufkin & Jenrette (DLJ), an investment banking firm with a highly regarded energy group, and private individuals.

PEC has developed a cleaner-burning alternative automotive motor fuel designed in response to the more stringent emission standards and vehicle purchase requirements of the Energy Policy Act of 1992 (EPACT) and the Clean Air Act Amendment of 1990 (CAAA). The fuel will be produced regionally, substantially from renewable biomass, and distributed through existing infrastructure. Currently produced flexible fuel vehicles (FFVs) can operate on the fuel. PEC's strategy is to serve fleet customers initially and eventually a broader segment of the motoring public. PEC has the exclusive worldwide license from Princeton University to commercialize the fuel.

In December 1997 PEC was notified that the United States Patent and Trademark Office had issued a patent on the new, non-petroleum substitute for gasoline called P-series, U.S. Patent No. 5697987, to Princeton University entitled Alternative Fuel. The fuel, which is non-petroleum and as much as 70 percent renewable, is designed to operate in existing flexible fuel vehicles. P-series is a unique blend of ethanol, natural gas liquids and a co-solvent. Both ethanol and the co-solvent are derived from renewable resources such as cellulosic biomass. Use of the fuel as an alternative to gasoline will contribute to significant reductions in greenhouse gases and lower tailpipe emissions.

In July 1997 PEC filed a formal petition with the Department of Energy (DOE) seeking a ruling to designate its proprietary, non-petroleum motor fuel as an alternative fuel under EPACT. The DOE has established three primary criteria for official certification of an alternative motor fuel (1) substantially not petroleum, (2) substantial energy security and (3) substantial environmental benefit. DOE certification is pending.


Ontro, Inc. (Formerly Self-Heating Container Corp.)

LLK holds a 27.8% equity interest in Ontro, Inc. (Ontro), engaged in the development of integrated thermal containers. Ontro has the rights to exploit a unique propriety technology which it has incorporated into a proposed product line of fully contained self-heating beverage containers designed to heat liquid contents such as coffee, tea, hot chocolate, soups and baby formula.

Ontro entered into an evaluation agreement with Nestle which allows Nestle an exclusive period to review Ontro's designs and technology in order to determine Nestle's interest in acquiring rights for the commercial use of the self-heating food and beverage containers and to cooperate with Ontro in evaluating certain commercial uses and markets for the technology and includes an obligation to pay for one-half of the cost of certain market research studies that are currently underway.

In June 1997 LLK signed a Distributorship Agreement with Ontro to market products packaged in Ontro's thermal containers. The terms of the Agreement call for Ontro to sell their containers to LLK for their use in manufacturing and selling of approved products and for LLK to be designated as exclusive distributor for such approved products. LLK may also contract with manufacturers to produce approved products for the Company and to package such products using Ontro's containers purchased by LLK.


Summary of Revenue by Product Line

In 1997, revenue for the Company was $68,290,000. The breakdown per product line for revenue in 1997 is as follows:



             Category                $000's    Percent
----------------------------------   -------   --------

Collectible dolls and bears           46,169      67.6%
Fashion jewelry and accessories       11,707      17.1%
Fine Jewelry                          10,272      15.0%
Other consumer products                  142       0.3%
                                     -------      ----

Total                                 68,290     100.0%
                                     ------------------

Material Contracts

Richard Simmons

On May 1, 1995, the Company entered into a License Agreement with SIM-GT Licensing Corp. to license the name, likeness and trademarks of Richard Simmons. The Company has been granted the exclusive license to manufacture and distribute the line of angel figurines under development with Richard Simmons and Goodtimes Entertainment. The line of collectible porcelain angel figurines, Such An Angel, was introduced at the 1998 International Toy Fair in New York.


Cello, Inc.

The Company entered into a License Agreement with Cello, Inc. (Cello) on May 13, 1994 with respect to the services of Annette Funicello. The material terms of the Agreement provide that the Company will design, develop and manufacture collectible teddy bears and dolls, and such other products as the parties shall agree on, with the approval of Cello. Cello retains all intellectual property rights to the products, and the Company is solely responsible for the costs of manufacturing, distribution, advertising and sales. The initial term of the Agreement terminated in January 1998, and the Agreement automatically renewed for an additional term through January 2001.

Marie, Inc.

The Company entered into a License Agreement with Marie, Inc. on April 1, 1993 with respect to the services of Marie Osmond. The material terms of the Agreement provide that the Company will design, develop and manufacture dolls, and such other products as the parties shall agree on, with the approval of Marie, Inc. The Company retains all intellectual property rights to the products unless they contain Marie Osmond's name, and the Company is solely responsible for the costs of manufacturing, distribution, advertising and sales. Marie, Inc. is bound to provide the services of Marie Osmond as the spokesperson for the products, subject to Marie, Inc.'s approval of commentary and
production, for a minimum of eight personal appearances per year.   The
Agreement is for a five year term, and expires on April 1, 1998. The Company has exercised its option for the renewal of the Agreement for an additional term through April 2003.


Trademarks and Logos

The Company has the right to use the trademark names of the following spokespersons and celebrities currently under contract: Marie Osmond, Annette Funicello, Bob Mackie, Richard Simmons, Gleason , the Honeymooners, Jim Yehl, Nolan Miller, Mary McFadden, Kenneth Jay Lane, Dennis Basso, Pilar Crespi, Barbara Mandrell, Anushka, Albert Capraro and Framm. The Company has also been issued trademarks under the following names: American Dairy Dolls, Portraits of Perfection, Baby Kisses, Quick Fox, Hearts in Song, Children of the Great Spirit, Faraway Friends, Artists Edition, Sweethearts of Summer, Little Bit of Heaven, and Magic Attic Club.

Trademark applications have been filed for; Adorabell, Beauty Bug Ball, Betsy Clark, Bob Mackie Legendary Beauties, Collection of the Masters, Folkbook Friends, Greeting Card Treasures, KL, Knickerbocker, Knickerbocker Direct, Legendary Beauties, Pendant Collection, Pendant Press, Storybook Bears by Knickerbocker, Storybook Dolls by Knickerbocker, Teddy Tales by Annette Funicello and Webbie Debbie.


Competition

The direct marketing business is highly competitive and many of the Company's competitors have substantially greater financial and personnel resources than the Company. The Company believes that its primary competitors in direct marketing are difficult to distinguish because the Company is involved in four types of direct marketing: Television Shopping, Print Media Advertising, Catalogs and Direct Mail. The Company feels, however, that its main competitors are Aston Drake, Hamilton Mint, Franklin Mint, Mattel, the Boyds Bears, and JMAM, Inc.. The Company also competes with a wide variety of wholesalers, retailers and other direct marketers.


Employees

The Company employs a total of 598 employees.

The Company has 65 full time employees at its main office in Lake Forest, California as of February 10, 1998. The 65 full time employees are comprised of 4 executives, 16 product development, 6 sales, 13 administrative, 7 customer service, 5 marketing and 14 warehouse employees. The four part time employees are comprised of two warehouse and two general office.

The Company has 93 full time employees at its Georgetown Collection, Inc. offices in Portland, Maine as of February 10, 1998. The 93 full time employees are comprised of 6 executives, 67 general sales and office administrative and 20 warehouse employees.

The Company has 8 full time employees at its Krasner Group, Inc. office in New York, New York as of February 10, 1998. The 8 full time employees are comprised of 2 executives and 6 general sales and office administrative employees.

The Company has 68 full time employees at its Charisma Manufacturing Company, Inc. factory in Central Falls, Rhode Island as of February 10, 1998. The 68 full time employees are comprised of 2 executives, 12 general sales and office administrative and 54 factory employees.

The Company has 307 full time employees at its L.L. Knickerbocker (Thailand) Co., Ltd., offices in Bangkok, Thailand as of February 10, 1998. The 307 full time employees are comprised of 6 executives, 111 general sales and office administrative and 190 factory/warehouse employees.


ITEM 2.  PROPERTY

As of March 15, 1998, the Company had 10 principal facilities where it leased or owned an aggregate of 253,400 square feet of space. The location, function and general description of the principal properties owned or leased by the Company are set forth in the table below:

                                                                  SQUARE
LOCATION              PRINCIPAL FUNCTION                          FOOTAGE      OWNERSHIP
--------              ------------------                          -------      ---------

     CORPORATE
     ---------

Lake Forest, CA      Corporate headquarters, finance,
                     purchasing, service division
                     headquarters                                 51,000       Leased

     COLLECTIBLE DOLLS AND BEARS
     ---------------------------

Portland, ME         Administration, product development,
                     marketing and warehousing                    45,000       Leased

Portland, ME         Administration, product development,
                     marketing and warehousing                    40,000       Leased

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


ITEM 3.  LITIGATION

On February 27, 1996 a lawsuit was filed in Orange County Superior Court, Case No. 759883, naming Louis L. Knickerbocker, Tamara Knickerbocker and the Company as defendants. The plaintiff, Michael Elam, is a stockholder in La Vie Cosmetics and MLF, companies in which Mr. Louis Knickerbocker, Chairman, President and Chief Executive Officer of the Company owns an interest. Mr. Elam's lawsuit seeks damages for sums allegedly owed to him by Mr. Knickerbocker and the Company from the operations of that company. Counsel for the Company believes that the demand is unfounded and that the lawsuit is without merit. The Company has been vigorously defending the lawsuit, which is currently in the discovery phase. The Company believes that the outcome of this litigation will not have a material adverse effect upon the operations or financial condition of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.


                                 PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


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

On March 18, 1998, the Common Stock bid price closed at $5.50 per share. The closing bid price of the Company's stock on December 31, 1997 was $ 5.62 per share. The total volume of shares traded during the year ended December 31, 1997 was 28,162,900 shares. As of March 18, 1998, there were 118 holders of record of the Company's Common Stock.

The following table presents information on the high and low prices per share for the Company's Common Stock for each fiscal quarter in 1996 and 1997 as reported by the NASDAQ National Market System. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.


                                          1996              1997
                                     High $   Low $   High $   Low $
                                     ------   -----   ------   -----



                 First Quarter        9.44    6.38    7.75     4.93
                 Second Quarter      16.25    7.75    6.62     4.62
                 Third Quarter       16.25    8.00    9.00     5.87
                 Fourth Quarter      11.50    5.75    7.93     5.50

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Form 10-KSB.

Results of operations

                                         Year ended December 31,
                                         1996            1997
Revenue                                  100.0%           100.0%
Cost of revenue                           51.0%            45.1%

Gross profit                              49.0%            54.9%
Operating expenses                        39.9%            57.9%
Operating income(loss)                     9.1%            -3.0%
Other income(expense)                     -4.5%            -4.9%
Net income (loss)                          3.3%            -6.4%

Year ended December 31, 1997 compared to year ended December 31, 1996

Net Sales

Net sales increased to $68,290,000 for the year ended December 31, 1997 from $42,095,000 for the year ended December 31, 1996, an increase of $26,195,000, or 62.2%. Of the $26,195,000 increase, $22,463,000 was attributable to a full twelve months of 1997 net sales generated by the Georgetown Collection and Magic Attic Club product lines that were acquired in October of 1996. The comparative 1996 year included approximately two and one half months of revenues of the Georgetown Collection and Magic Attic Club lines totaling $12,162,000. The remaining balance of the increase in sales for 1997 of $3,732,000 consists of an increase in fashion jewelry sales of $5,902,000, offset by net decreases in celebrity-driven collectible doll, bear and other consumer products and fine
jewelry sales of $2,094,000 and $76,000, respectively.   The increases in
fashion jewelry sales were primarily attributed to the inclusion of a full twelve months of sales in 1997, versus approximately six months of sales in 1996. The Company acquired the fashion and fine jewelry subsidiaries in June of 1996.

Gross Profit

Gross profit increased to $37,500,000 for the year ended December 31, 1997 from $20,644,000 for the year ended December 31, 1996, an increase of $16,856,000, or 81.7%. As a percentage of net sales, gross profit increased to 54.9% in 1997 from 49.0% in 1996. The improvement of 5.9% in gross profit as a percentage of net sales was primarily attributable to the inclusion in 1997 of a full year of activity of Georgetown Collection and Magic Attic Club lines. The gross profit margins generated by the collectible doll sales of Georgetown Collection and the Magic Attic Club lines were 67.6% during 1997 while the Company's fashion and fine jewelry lines generated gross profit margins of approximately 40% in 1997. The net sales generated by the Georgetown Collection and Magic Attic Club lines which are distributed through catalogs, print advertisements and direct mail aimed at consumers, will result in higher gross margins than the Company's historical margins. Approximately one half of the Company's net sales, excluding the portion contributed by Georgetown Collection and Magic Attic Club lines, come from wholesale sales that typically carry lower gross margins than do retail sales. Therefore, the Company's gross profit percentage will vary depending on the volume of catalog, print advertisement, and direct response
sales in any particular quarter.   Correspondingly, should the majority of the
Company's sales come from fine and costume jewelry sales in any period, the Company's gross profit percentage will be lower due to lower historical margins associated with wholesale jewelry sales. In the future, the Company expects its direct response sales to make up a large percentage of its annual sales.

Advertising expense

Advertising expense increased to $10,926,000 for the year ended December 31, 1997 from $4,882,000 for the year ended December 31, 1996, an increase of $6,044,000, or 123.8%. The increase is due primarily to the inclusion in 1997 of a full year of activity of the Company's direct response lines, Georgetown Collection and Magic Attic Club. The comparative 1996 year included approximately two and one half months of activity from the Georgetown Collection and Magic Attic Club lines. The Company will continue to incur significant advertising expense through its direct response business. While the Company enjoys higher gross margins on direct response sales, substantial advertising expense is incurred in generating direct response sales. The Company will continue to focus in 1998 on improving returns from advertising dollars spent. Included in advertising expense are advertisement printing costs, catalog printing costs, media space in magazines, postage on mailings, infomercial costs, and advertisement development costs.

Selling, general and administrative expenses

Total selling, general and administrative expenses increased to $28,616,000 for the year ended December 31, 1997 from $11,912,000 for the year ended December 31, 1996, an increase of $16,704,000, or 140.2%. The $16,704,000 increase is primarily due to the inclusion of a full year of activity in 1997 from the Company's 1996 acquisitions of the Georgetown Collection and Magic Attic Club
product lines and fashion and fine jewelry lines.   All of the acquisitions were
completed in the second half of 1996. Therefore, the 1996 comparative base did not include a full year of activity of the entities which were included in 1997. As a result of the acquisitions completed in 1996, $661,000 of goodwill amortization is included in 1997 selling, general and administrative expenses . Further impacting selling, general, and administrative expenses were higher variable selling costs for royalties and commissions which increased proportionately to the increase in net sales from 1997 over 1996. The Company also experienced increases in overhead costs such as higher personnel costs, higher legal and public relations costs and higher operating costs associated with the Company's new headquarters in California and its jewelry facility in Thailand. In addition, the Company has incurred higher travel and lodging costs due to its expansion of operations into southeast Asia. The percentage of revenues represented by selling, general and administrative expenses increased from 28.3% in 1996 to 41.9% in 1997. The Company also incurs general and administrative expenses in connection with overseeing its investment division that includes investments in Pure Energy Corporation, Ontro, Inc., and Arkenol Asia, Inc.

Equity in loss of investee companies

Equity in loss of investee companies increased to $1,857,000 in 1997 from $629,000 in 1996, an increase of $1,228,000. Equity in loss of investee companies represents the Company's percentage share of losses, accounted for under the equity method of accounting, incurred by entities in which the Company has a greater than 20% percentage ownership, and has the ability to influence the business decisions of the investee companies.


Other income (expense)

Other income (expense) increased to $3,316,000 for the year ended December 31, 1997 from $(62,000) for the year ended December 31, 1997, an increase of
$3,378,000.   The increase of $3,378,000 is primarily comprised of $1,280,000 of net gains realized by Thailand-based subsidiaries in foreign currency exchanges, $1,710,000 gain on the sale of shares in Pure Energy Corporation, an investment held by the Company, offset by losses on infomercial marketing joint ventures.

Interest expense

Interest expense increased to $4,831,000 for the year ended December 31, 1997 from $1,205,000 for the year ended December 31, 1996, an increase of $3,626,000. Included in the $4,831,000 of 1997 interest expense is $3,099,000 of noncash charges in the form of noncash conversion discounts associated with the Company's convertible debenture financings which occurred in September of 1996 and 1997 and a restructuring charge of $1,899,000 in February of 1997 incurred to refinance the remaining convertible debenture completed in the September 1996 offering. The noncash conversion discount of 10% on conversions of convertible debt into common stock is charged as interest expense. The total conversion discount charged as interest expense in 1997 totaled $644,000. The remaining balance of interest expense includes $1,732,000 of interest on borrowings from working capital lines of credit, mortgages on buildings owned by the Company, and interest paid in cash on the remaining balance of the September 1996 convertible debentures.

Net Income (Loss)

As a result of the above, net loss increased to $4,376,000 for the year ended December 31, 1997 from net income of $1,372,000 for the year ended December 31, 1996, a decrease of $5,748,000.


Liquidity and Capital Resources

The Company has financed its operations from internally generated cash flow, short-term borrowings and equity financings. As of December 31, 1997 the Company had working capital of $13,879,000. Working capital has decreased slightly from $15,702,000 at December 31, 1996.

Throughout 1997, the Company has continued to invest most of the funds generated from operations and raised in the convertible debenture financing by further capitalizing its subsidiaries and developing new product categories.

In February 1997, the Company restructured its convertible debentures which had an unconverted balance of $10,850,000 prior to restructuring. The Company reached an agreement with the Debenture holders to tender all of the outstanding Debentures to the Company in exchange for new convertible Debentures (the "New Debentures"). Under the terms of the agreement, the New Debentures were issued with a face value of 117.5% of the unconverted balance of the tendered debentures. The New Debentures are convertible into common stock at the option of the holder at a fixed price of $8.00 per share. The New Debentures must be converted by January 1999. As a result of the 17.5% premium given as an inducement to the Debenture holders to tender the original debentures into New Debentures, the Company recorded a noncash charge of $1,899,000 in the first quarter of 1997. As of December 31, 1997, the principal balance outstanding on the New Debentures was $4,900,000.

The Company has obtained a $20,000,000 line of credit with BankBoston which replaced existing bank lines of credit to be used for working capital purposes. The line contains terms and restrictions that are standard to asset-based lending arrangements. As of December 31, 1997, the Company had borrowings of $3,650,000 and availability to borrow of $4,271,000 on the line of credit.

Cash flow used in operations was $2,399,000 due to increases in inventory, prepaids, and other assets associated with the acquisitions of Georgetown Collection, Inc., Krasner Group, Inc., Harlyn International, Ltd., and L.L. Knickerbocker (Thai) Company, Ltd and by decreases in accounts payable and other accrued expenses. The current ratio for the Company increased from 1.76 at December 31, 1996 to 1.98 at December 31, 1997. The increase in the Company's current ratio is primarily attributed to the capital raised from the convertible debenture offering completed in 1997 and by decreases in accounts payable and other current liabilities.

Based on current plans and business conditions the Company expects that its cash, investments and/or available borrowings under its line of credit together with any amounts generated from operations will be sufficient to meet the Company's cash requirements for at least the next 12 months. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company.

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

Year 2000 Matters

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company has initiated a conversion from existing accounting software to programs that are year 2000 compliant. Management has determined that the year 2000 issue will not pose significant operational problems for its computer systems.

The Company will utilize both internal and external resources to reprogram, or replace, and test the software for

Year 2000 modifications. The Company anticipates completing the Year 2000 project within one year but not later than October 31, 1999, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project is estimated at $750,000 and is being funded through operating cash flows and lease financing.

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

New accounting pronouncements

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, effective for fiscal years beginning after December 15, 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement further requires that an entity display an amount representing total comprehensive income for the period in that financial statement. This Statement also requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. Based on current accounting standards, this Statement is not expected to have a material impact on the Company's consolidated financial statements. The Company will adopt this accounting standard effective January 1, 1998, as required.

     In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement requires reporting segment profit or loss, certain specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts reported in the consolidated financial statements. Restatement of comparative information for earlier periods presented is required in the initial year of application, at which time comparative information is required. The Company has not determined the impact that the adoption of this new accounting standard will have on its consolidated financial statement disclosures. The Company will adopt this accounting standard effective January 1, 1998, as required.


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

ITEM 7.  FINANCIAL STATEMENTS

The Financial Statements of the Company identified in the Index to Financial Statements appearing under ITEM 13, EXHIBITS AND REPORTS ON FORM 8-K of this report are included herein on pages 30 to 51.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                 PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers of the Company are as follows:

 Name                           Age              Position
 ----                           ---              --------

    Louis L. Knickerbocker       57   Chief Executive Officer, President and
                                      Chairman of the Board

    Robert L. West, Jr.          39   Chief Operating Officer

    Tamara Knickerbocker         34   Executive Vice President and Director

    Anthony P. Shutts            34   Chief Financial Officer and Director

    Gerald A. Margolis           68   Director

    William R. Black             45   Vice President, General Counsel, Secretary
                                      and Director

    F. Rene Alvarez              59   Director

All directors hold office until the next meeting of the shareholders of the Company and until their successors are qualified and elected. Executive officers of the Company are appointed by the Board of Directors and serve at the discretion of the Board. All executive officers devote full time to the Company.

Mr. Louis L. Knickerbocker, Chief Executive Officer, President, and Chairman

Mr. Knickerbocker, 57, is the founder and Chairman, President, and Chief Executive Officer of the Company. He received an AA degree in 1964 from Santa Monica College with a major in medicine and a minor in economics. From 1965 through 1974 Mr. Knickerbocker worked as a salesman and sales supervisor at M. Cooper & Son, purchased and sold several liquor stores, and acquired and sold a total of seven restaurants, four of which comprised a chain of Mexican restaurants. Between 1974 and 1985, he acted as a private investor and businessman, investing in real estate and purchasing and selling small businesses. Mr. Knickerbocker also serves on the Boards of Directors of Pure Energy Corporation, Ontro, Inc. and Arkenol Asia, Inc.

Mr. Knickerbocker and his wife, Tamara, Executive Vice President of the Company, formed the Company as International Beauty Supply in 1985, co-founded LaVie Cosmetics with Michael Elam and comedienne, Phyllis

Diller in 1987, co-founded another company, MLF Enterprises, in 1989 with Michael Elam and Farrah Fawcett and, in 1990, the Knickerbockers formed Knickerbocker Creations, Ltd. and began developing the celebrity driven products which are now part of The L. L. Knickerbocker Co., Inc.

Mr Robert L. West, Jr., Chief Operating Officer

Mr. West, 39, joined the Company in February 1997 as acting interim president of Georgetown Collection, Inc. He assumed the position of Chief Operating Officer in January 1998. Mr. West has over 16 years experience in consulting, finance and administration, specializing in direct marketing companies. He holds a BSBA in Management and Finance from the University of North Carolina, and has completed graduate work in Organizational Dynamics and Leadership at the University of Pennsylvania. Mr. West is a member of the American Management Association, the American Financial Association, the Institute of Management Accountants, the World Affairs Council and is listed in several Who's Who publications.

Mr. West has provided services relating to both finance and administration to companies in the United States and abroad. From 1981 to 1984, he worked as Division Controller for Royster Company in Norfolk, Virginia. He was Manager of Financial Analysis for Rohm and Haas Company in Philadelphia, Pennsylvania from 1984 to 1987. Mr. West was the Head of European Operations for the Franklin Mint, headquartered in London, England, from 1987 to 1990. From 1990 to 1991, he served as Consultant to the Chief Executive Officer of J. Crew Group in New York, New York, and Consultant and Vice President of Finance and Operations for Paradise Galleries, Inc. in San Diego, California. Mr. West was Vice President and Chief Financial Officer of Georgetown Collection, Inc. in Portland, Maine from 1991 to 1995, and Vice President of Worldwide Operations for Quantum North America from 1995 to 1996.

Ms. Tamara Knickerbocker, Executive Vice President, Director

Ms. Knickerbocker, 34, has been with the Company as Vice President since its inception. In January 1998 she was appointed to the board of directors. She has over 10 years experience in the field of direct marketing. In 1985, Ms. Knickerbocker helped to form the Company as International Beauty Supply, and thereafter LaVie Cosmetics, MLF Enterprises and Knickerbocker Creations, Ltd. Since 1985, she has worked to develop and market products and programs for the home shopping industry. Her focus has mainly been the creation and development of the products, and she has emphasized collectibles.

Ms. Knickerbocker is currently managing all aspects of the Marie Osmond Doll Collection program, including product and program development, production, marketing and sales. In addition, she also oversees the other collectible programs, including the collectable bears. She has had primary responsibility for the profitability and diversity of the collectible lines and is currently coordinating expansion in these programs.

Mr. Anthony P. Shutts, C.P.A., Chief Financial Officer, Director

Mr. Anthony P. Shutts, 34, was hired as a consultant to the Company on April 1, 1993 and became Chief Financial Officer of the Company on June 30, 1993. Mr. Shutts became a full time employee of the Company on April 1, 1996. He is a certified public accountant with over 10 years experience in public accounting, specializing in emerging companies. Mr. Shutts holds a masters degree in taxation from the University of Southern California. Currently, Mr. Shutts serves as Chief Financial Officer of the Company, overseeing the financial records preparation and reporting, and performing the general functions of CFO. From 1993 to 1996, Mr. Shutts maintained a private accountancy and financial consulting practice. Prior to his private practice, he worked as Business Manager with Breslauer, Jacobson, Rutman & Sherman from 1992 to 1993 and with Allen, Haight & Schurawel as a Senior Accountant from 1991 to 1992. Mr. Shutts worked with Deloitte & Touche as a Senior Consultant from 1986 to 1991.

Mr. Gerald A. Margolis, Director

Mr. Margolis, 68, was appointed to the Board of Directors in June 1994, and served as Secretary of the Company from June 1994 until June 1995. He graduated from U.C.L.A. Law School in 1954 and has been a licensed attorney in private practice and a member of the California State Bar since 1955. Mr. Margolis was a City Council member of the Culver City Counsel from 1962 to 1966. Mr. Margolis has advised the Company on general corporate matters since its inception in 1985.

Mr. William R. Black, Vice President, General Counsel, Secretary and Director

Mr. Black, 45, was appointed to the Board of Directors in November 1995. He joined the Company as Vice President and General Counsel in April 1997, and was appointed Secretary in January 1998. Mr. Black received a BSBA in Business from the University of Denver in 1978, an MBA from the University of Denver in 1981 and a Juris Doctor from Western State University College of Law in 1987. Mr. Black is a licensed attorney and a member of the California State Bar, the Federal District Courts for the Central and Northern Districts of California and the Ninth Circuit Court of Appeals. He holds a California Real Estate Broker's license and is a member of the American Bar Association, the Orange County Bar Association, the American Management Association, the American Employment Law Council, the Professionals in Human Resources Association, the American Corporate Counsel Association and has been listed in numerous Who's Who publications from 1984 to the present.

Mr. Black worked as an Area Manager for Deere & Company from 1979 through 1984, Director of Analysis for Management Resource Services Company from 1984 through 1985, and Senior Vice President of Geneva Corporation from 1985 through 1990. From 1991 through 1997, he maintained a private law practice and served as Vice President and General Counsel of Sunclipse, Inc. in Buena Park, California. Mr. Black also serves on the Boards of Directors of Pyraponic Industries, Inc. in San Diego, California; American Employer Defense, Inc. in Los Angeles, California, and Arkenol Asia, Inc. in Lake Forest, California.

Mr. F. Rene Alvarez, Jr., Director

Mr. Alvarez, 59, was appointed to the Board of Directors in May 1997. Mr. Alvarez has been the Senior Vice President, Finance of the Pacific Bay Homes subsidiary of Ford Motor Company since 1995. He worked as a member of the finance staff for Ford Motor Company from 1969 to 1989, as Director of Internal Audit for the USL Capital subsidiary of Ford Motor Company from 1989 to 1994 and as Audit Manager, Finance Staff, for Ford Financial Services Group from 1994 to 1995. Mr. Alvarez attained the rank of Captain in the United States Army, and was awarded the Bronze Star for service in Vietnam. He received a BS, Accounting, from Canisius College in 1962 and a Juris Doctor and LLB from State University of New York at Buffalo in 1967. Mr. Alvarez is a licensed attorney and a member of the New York State Bar.


ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain information concerning annual, long term and other compensation received during the last three fiscal years and to be received by (i) the Chief Executive Officer of the Company, and (ii) the Company's four most highly compensated executive officers whose annual salary and bonus compensation exceeded $100,000:

                                                                       Annual Compensation
                                                              ---------------------------------------
                                                                                          Long Term          All Other
Name and Principal Position             Fiscal Year           Salary        Bonus        Compensation       Compensation(1)
---------------------------             -----------           --------      --------     ------------      ---------------
Louis L. Knickerbocker,                    1997               $300,000      $200,000          N/A            500,000
  CEO                                      1996               $300,000        N/A             N/A              N/A
                                           1995               $175,000      $175,000          N/A            500,000

Robert L. West, Jr.                        1997                  N/A           N/A            N/A               N/A
  COO                                      1996                  N/A           N/A            N/A               N/A
                                           1995                  N/A           N/A            N/A               N/A

Tamara Knickerbocker                       1997               $ 80,000      $ 50,000          N/A              2,216
  Executive Vice President                 1996               $ 80,000         N/A            N/A             12,362
                                           1995               $ 75,000         N/A            N/A               N/A

Anthony Shutts                             1997               $120,000      $ 72,939          N/A            205,000
   CFO                                     1996               $110,000         N/A            N/A               N/A
                                           1995               $ 63,046         N/A            N/A             50,000

William R. Black                           1997               $109,038         N/A            N/A            250,000
    General Counsel, Secretary             1996                  N/A           N/A            N/A             10,000
                                           1995                  N/A           N/A            N/A            108,750

______________________________
(1) All Other Compensation consists of stock options granted under the Company's Stock Option Plans to each of the Named Executive Officers. Reflected amounts consist of the number of options to purchase the Company's common stock.


DIRECTORS FEES

Directors receive a fee of $500 per meeting attended and reasonable travel expenses.


EMPLOYMENT AGREEMENTS

The Company entered into employment agreements with Louis L. Knickerbocker, its President, Anthony P. Shutts, its CFO, Tamara Knickerbocker, its Executive Vice President, Grant King, President of L.L.Knickerbocker (Thai) Co., Inc., and Martin Krasner, President of Krasner Group, Inc. in 1996. On April 1, 1997, the Company entered into an employment agreement with William R. Black, Vice President and General Counsel. The respective terms of the employment agreements are five years each. The agreements are subject to early termination by the Company under certain conditions, including breach of the agreement, fraud by the employee, and/or breach of fiduciary duty owed to the Company by the employee. The Company has the right to extend the terms of the employment agreements for an additional five years each upon written notice to the employees. Under terms of the agreements, each of the employees agrees to devote his or her full time and effort to the business affairs of the Company and to use his or her best efforts to promote the best interests of the Company.

Except for the provisions of the Stock Option Plans, there are no compensatory plans or arrangements with respect to any of the Named Executive Officers which are triggered by, or result from, the resignation, retirement or other termination of such executive officer's employment, a change-in-control of the Company or a change in the executive officer's responsibilities following a change-in-control.

During the first year, the employment agreements called for Louis L. Knickerbocker to receive an annual base salary of $300,000, for Anthony Shutts to receive an annual base salary of $120,000, for Tamara Knickerbocker to receive an annual base salary of $80,000, for Grant King to receive an annual base salary of $140,000, for Martin Krasner to receive a base annual salary of $225,000, and for William R. Black to receive an annual base salary of $150,000. In addition to their respective base salaries, Mr. Knickerbocker, Mr. Shutts, Ms. Knickerbocker and Mr. Black are eligible to receive an annual bonus in an amount to be determined by a compensation committee and ratified by the Board of Directors out of a Management Bonus Fund up to a maximum of 10% of the operating profits of the Company and are entitled to receive certain stock options from the Stock Option Plans previously adopted by the Company. See "Stock Option Plans."


STOCK OPTION PLANS

The L. L. Knickerbocker 1995 Amended and Restated Stock Option Plan

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


The L.L. Knickerbocker Stock Incentive Compensation Plan

On March 27, 1997, the Company's Board of Directors adopted the L.L. Knickerbocker Stock Incentive Compensation Plan (the ISO Plan). The ISO Plan was approved by the vote of the shareholders of the Company in June 1997. The ISO Plan provides that incentive and nonstatutory options to purchase a total of 5,000,000 shares of common stock may be granted thereunder. The ISO Plan permits the granting of options intended to qualify as "incentive stock options" ("ISO's") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended from time to time (the "Code"), the granting of options that do not so qualify ("NSO's"), and the granting of stock appreciation rights (SAR's). The Plan is administered by the Board of Directors, or if the Board so elects, by a committee appointed by the Board of Directors consisting of not less than 2 members of the Board (the "Administrator"). The Administrator has the power to determine the employees to be granted options and the number of shares to be granted to each optionee and to interpret the ISO Plan.

The exercise price of any option is established by the Administrator at the time of grant. The exercise price of any NSO's or ISO's granted under the Plan may not be less than 100% of the fair market value of one share of common stock on the date of grant. The exercise price of any ISO granted to an optionee who owns stock possessing more than 10% of the voting rights of the Company's outstanding shares must be at least 110% of the fair market value of the shares subject to the option on the date of grant. So long as the Company's common stock is traded on the NASDAQ National Market System, the fair market value of one share of common stock is the closing bid price on the date of valuation.

The purchase price is payable in full in United States dollars or by certified check upon the exercise of the option, provided however, that if the applicable option agreement so provides, or the Administrator, in its sole discretion otherwise approves thereof, the purchase price may be paid, (i) by the surrender of shares of the Company's common stock owned by the person exercising the option and having a fair market value on the date of exercise equal to the purchase price, or (ii) in any combination of cash and common stock of the Company, as long as the sum of the cash so paid and the fair market value of the common stock so surrendered equals the purchase price. Additionally, if the optionee is granted SAR's, either in the stock option agreement or in a separate agreement, such SAR's may be exercised with the exercise of the options to permit the Company to issue common stock with a fair market value equal to the difference between the exercise price of one option and the fair market value of one share of common stock on the date of exercise, multiplied by the total number of options exercised.

NSO's and ISO's have maximum terms of 10 years. The aggregate fair market value (determined as of the time the option is granted) of stock for which ISO's are exercisable for the first time by an optionee during any calendar year may not exceed $100,000, but the value of stock for which ISO's may be granted to an Optionee in a given year may exceed $100,000.

In general, if an optionee ceases service to the Company or one or more of its subsidiary Companies because of death or disability, options shall not be exercised after the earlier of (i) the term of the option or (ii) twelve months after the optionee's cessation of service, and such options shall only be exercisable to the extent vested on the date of cessation of service. If an optionee is discharged on account of misconduct, all options terminate immediately and are no longer exercisable. If an optionee ceases service for any other reason, options shall not be exercised after the earlier of (i) the term of the option or (ii) three months after the optionee' s cessation of service, and such options shall only be exercisable to the extent vested on the date of cessation of service. Options are, during the lifetime of the optionee, exercisable only by him or her and may not be assigned or transferred other than by will or by the laws of descent and distribution.

The ISO Plan provides that in the event a "Change in Control" of the Company should occur, then the exercise dates of all options granted pursuant to the ISO Plan shall automatically accelerate and all options granted pursuant to the ISO Plan shall become exercisable in full. To the extent the Internal Revenue Code would not permit any ISO to be so accelerated, then such option, immediately upon the occurrence of such Change in Control shall be treated for all purposes of the Plan as a NSO and shall be immediately exercisable. A "Change in Control" is defined in the Plan as a change in control of a nature that would be required to be reported in response to Item I of Form S-K required to be filed pursuant to the Securities Exchange Act of 1934, as amended ("1934 Act"), and includes, without limitation if: (i) the Company shall sell, transfer, or otherwise dispose of fifty percent (50%) or more of its assets and properties (calculated on the basis of book value); or (ii) any "person" (as such term is used in Section 13(d) and 14(d) of the 1934 Act), other than the Company, is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the 1934 Act), directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of the Company's then outstanding securities; or (iii) during the period of two consecutive years during the term of the ISO Plan, individuals who at the beginning of such period constitute the Board cease for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least two-thirds of the directors then in office who were directors at the beginning of the period.

The Board may from time to time, with respect to any shares at the time not subject to options, suspend or discontinue the ISO Plan or revise or amend it in any respect whatsoever except that, without the approval of the Company's shareholders, no such revision or amendment shall increase the number of shares subject to the ISO Plan or change the classes of persons eligible to receive options. Options may be granted pursuant to the ISO Plan until the expiration of the Plan on March 27, 2007.

Options Granted

The following table sets forth information concerning the grant of stock options during the fiscal year ended December 31, 1997 to each of the Named Executive Officers.

            OPTION GRANTS IN THE FISCAL YEAR ENDED DECEMBER 31, 1997


                                             Individual Grants(1)
                                -----------------------------------------------
                                                 Percent of
                                                Total Options                                               Potential Realizable
                                                 Granted to                                                   Value at Assumed
                                                  Employees       Exercise or                                   Annual Rates of
                                Options           in Fiscal       Base Price          Expiration           Stock Price Appreciation
Name                            Granted          Year 1997(2)    (per share)(3)        Date(4)                 for Option Term
----                            -------         -------------    --------------      ----------          --------------------------
                                                                                                            5%(5)          10%(5)
                                                                                                          -------------------------
Louis L. Knickerbocker          500,000            39.5 %            $5.00               2002             $701,755       $1,550,695
Tamara Knickerbocker              2,216              .17%            $5.87               2002             $  3,594       $    7,941
Anthony P. Shutts               205,000            16.1 %            $4.62               2007             $261,666       $  578,214
William Black                   250,000            19.7 %            $4.62               2007             $319,105       $  705,139

___________________

(1)  These options were granted pursuant to the Company's Stock Option Plan.
(2) In fiscal 1997, 1,265,617 options were granted pursuant to the Company's Stock Option Plan. This number was used in calculating the percentages in the above table.
(3) All exercise prices are set at 100% of the market value of the Company's stock as of the date of grant, except Louis L. Knickerbocker, whose options were granted at 110% of the market value of the Company's stock on the date of grant.
(4) The Options granted as ISO's under the Company's Stock Option Plan expire on either the fifth or the tenth anniversary of the date of grant.
(5) The assumed 5% and 10% annual rates of appreciation over the term of the options are set forth in accordance with rules and regulations adopted by the Securities and Exchange Commission and do not represent the Company's estimate of stock price appreciation.


Aggregate Options Exercised.

There were 200,000 options exercised by the Named Executive Officers during the fiscal year ended December 31, 1997.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 1997 by (i) each director of the Company, (ii) the CEO of the Company and the four most highly compensated executive officers of the Company whose annual salary and bonus compensation exceeded $100,000, (iii) all directors and executive officers as a group, and (iv) each person known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock:


     Name and Address of             Amount and Nature         Percent
     Beneficial Owner (1)            of Ownership              of Class
     --------------------            -----------------         --------
     Louis L. Knickerbocker                4,292,392              22.8%(2)
     Tamara Knickerbocker                  3,446,979              18.3%(3)
     Anthony P. Shutts                       205,400               1.0%
     Gerald Margolis                         220,000               1.1%
     William R. Black                        290,000               1.5%
     F. Rene Alvarez, Jr.                     10,000                *


     Directors and Executive Officers
         as a Group                               (4)         3.8%(4)

__________________
*  Less than 1.0% of the outstanding common stock as of December 31, 1997.

(1) The address for all persons listed is 25800 Commercentre Drive Lake Forest, CA 92630
(2) Percentage is based on the 3,792,392 shares currently held of record plus options issued by the Company to Mr. Knickerbocker that enables Mr. Knickerbocker to currently acquire 500,000 shares of the Company's common stock.
(3) Percentage is based on the 3,432,392 shares currently held of record plus options issued by the Company to Ms. Knickerbocker that enables Ms. Knickerbocker to currently acquire 14,587 shares of the Company's common stock.
(4) Beneficial ownership of the Directors and Executive Officers as a group is based on 190,400 shares currently held of record plus options issued by the Company to Directors and Executive Officers to currently acquire 535,000 shares of the Company's common stock and does not include shares owned beneficially by Mr. and Ms. Knickerbocker.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LOAN TO SHAREHOLDER

During 1997, the Company made a loan to its president, Louis L. Knickerbocker, in the principal amount of $1,383,000. The loan was evidenced by promissory notes providing for payment of interest at the prime rate plus 2 1/2% per annum due and payable on demand.

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


AFFILIATED AND PREDECESSOR COMPANIES

The L. L. Knickerbocker Co., Inc. (the "Company") was formed by Louis L. Knickerbocker, Chairman, President, and Chief Executive Officer of the Company, and Tamara Knickerbocker, his wife and the Executive Vice President of the Company, under the name International Beauty Supply, Ltd., a California corporation ("IBS") in 1985. IBS developed a line of cosmetics called "Orchid Premium" that was initially marketed to professional beauty supply houses and subsequently expanded to retail stores.

The Knickerbockers next venture was LaVie Cosmetics, a California corporation ("LaVie"), that the Knickerbockers co-founded with Michael Elam, a former spokesperson for the Company, and comedienne, Phyllis Diller, in 1987. LaVie introduced a product named Creme de LaVie in both the I. Magnin and Nordstrom department stores. In October 1988 Creme de LaVie was introduced on The Home Shopping Network in Tampa, Florida with Mr. Elam and Ms. Diller live on the air.

In 1989 the Knickerbockers co-founded another company, MLF Enterprises, a California corporation ("MLF") with Mr. Elam and Farrah Fawcett, a former director of the Company. MLF developed replicas of Ms. Fawcett's jewelry collection, which were sold through the television home shopping industry.

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

On May 24, 1993, the directors and shareholders of IBS approved an amendment of the articles of incorporation of the corporation changing the name of the corporation from "International Beauty Supply, Ltd." to the Company's current name, "The L. L. Knickerbocker Co., Inc." The Company's name was chosen to maximize the retention of the goodwill in the home shopping industry associated with the name "Knickerbocker" by virtue of Creations' business. The Company then consummated an asset purchase whereby the operating assets of Creations, including but not limited to the marketing and distribution rights to the products and programs of Creations, were acquired along with certain liabilities. As of the date hereof, all current active contracts of Creations have been assumed or amended to grant those rights and obligations to the Company.

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

Mr. Knickerbocker and Ms. Farrah Fawcett, a former director of the Company, both have a current interest in MLF, which previously developed and marketed a line of jewelry products directly competitive to certain products that the Company is currently marketing. The operations of MLF have been discontinued and it is inactive, however MLF has not been dissolved.

Because Mr. Knickerbocker is an officer and director of the Company, his continuing interest in LaVie, Creations, and MLF pose potential conflicts of interest, should such corporations become active again in the future, and should they sell or market products which are competitive with the Company's products, or should the Company negotiate or enter into any significant transaction or agreements with those companies, then a conflict of interest will exist. The Company has received assurances that none of the corporations or individuals named herein have any intention to compete with the Company or enter into any transactions or agreements which would present a conflict of interest. There can be no assurance, however, that such a conflict will not develop.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit
Number      Description
------      -----------

3.1         Articles of Incorporation of International Beauty Supply, Ltd.
            ("IBS") dated July 11, 1985.(1)

3.2         Amendment to Articles of Incorporation of IBS dated May 24, 1993.(1)

3.3         Certificate of Amendment to Articles of Incorporation of The L.L.
            Knickerbocker Company Inc. (the "Company") dated June 20, 1994.(1)

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

3.5         Bylaws of the Company.(2)

4.1         Qualified Stock Option Plan adopted by the Company on
            September 27, 1994 along with form of Stock Option Agreement.(3)

4.2         Form of Warrant Agreement.(3)

4.3 Form of Representative's Warrant issued to W.B. McKee Securities, Inc. upon consummation of the Company's offering on January 25, 1995.(3)

4.4 Form of Common Stock Purchase Warrant issued to Shoreline Pacific, the Institutional Finance Division of Financial West Group.(6)

4.5         Form of 7% Convertible Debenture.(6)

10.1 Employment Agreement, dated July 1, 1996, between the Company and Louis L. Knickerbocker.(10)

10.2 Employment Agreement, dated July 1, 1996, between the Company and Tamara Knickerbocker.(10)

10.3 Employment Agreement, dated July 1, 1996, between the Company and Anthony P. Shutts.(10)

10.4* Employment Agreement, dated April 1, 1997, between the Company and William R. Black.(11)

10.5 Agreement between Marie, Inc. and the Company dated April 1, 1993 re the services of Marie Osmond in the design, production, and sale of products and licensing to the Company of the use of Marie Osmond's name in conjunction with the Company's products.(3)

10.6        Agreement between Bob Mackie (US), Inc. and the Company dated
            May 1, 1994 re the services of Bob Mackie in the design, production and sale of products and licensing to the Company of the use of Bob Mackie's name in conjunction with the Company's products.(3)

10.7 Agreement between Cello, Inc. and the Company dated May 13, 1994 re services of Annette Funicello in the design, development, manufacture and the sale of products, with Acceptance by Annette Funicello and Cancellation of Prior Agreement dated October 30, 1991 between Cello, Inc. and Creations.(3)

10.8 Lease Agreement between the Company and Security Capital Industrial Trust for 25800 Commercentre Drive, Lake Forest, CA dated February 15, 1995.(2)

10.9 Agreement between the Company and Grant King International Co., Ltd., dated November 28, 1995 re the acquisition of 49% of the issued and outstanding stock of Grant King International Co., Ltd.
            (5)

10.10 Agreement between the Company and Grant King Design Co., Ltd., dated November 27, 1995 re the distribution of the jewelry products of Grant King Design Co., Ltd. (5)

10.11 Agreement of Purchase and Sale of the Capital Stock of Pure Energy Corporation between the Company and Pure Energy Corporation, dated February 7, 1996 re the acquisition of 40% of the issued and outstanding capital stock of Pure Energy Corporation. (5)

10.12 Letter of intent between Pure Energy Corporation and Biofine, Inc., dated March 3, 1996 re the licensing of the patents of Biofine, Inc.
            (5)

10.13 License Agreement between the Company and SIM-GT Licensing Corp., dated May 1, 1995 re the licensing of the name, likeness and trademarks of Richard Simmons. (5)
10.14

10.15 Agreement of Purchase and Sale of the Capital Stock of Krasner Group, Inc., dated June 15, 1996 re the acquisition of 100% of the issued and outstanding capital stock of Krasner Group. (7)

10.16 Stock Purchase Agreement dated September 30, 1996, by and among Harlyn Products, Inc., Harlyn International Company, Ltd. and the Company. (6)

10.17 First Amendment to Stock Purchase Agreement dated October 15, 1996, by and among Harlyn Products, Inc., Harlyn International Company, Ltd. and the Company.(6)

10.18 Second Amendment to Stock Purchase Agreement dated November 7, 1996, by and among Harlyn Products, Inc., Harlyn International Company, Ltd. and the Company.(6)

10.19 Agreement of Purchase and Sale of the Capital Stock of Self Heating Container, Inc., dated September 17, 1996 by and between Self Heating Container Corporation of California and the Company (10)

10.20 Agreement of Purchase and Sale of the Capital Stock of Insta-Heat, Inc., dated September 17, 1996, by and between Insta-Heat, Inc. and the Company (10)

10.21 Agreement of Purchase and Sale of the Capital Stock of Georgetown Collection, Inc., dated November 20, 1996, By and between Consumer Venture Partners I, L.P., Vermont Capital Venture Fund, North Atlantic Venture Fund, Merchant Partners and the Company. (8)

10.22       Form of Private Securities Subscription Agreement. (6)

10.23       Form of Registration Rights Agreement. (6)

21.1*       Subsidiaries of Registrant. (11)

23.0        Consent of Deloitte & Touche LLP, independent auditors. (11)

27.0        Financial Data Schedule (11)
________________________________

(1) Filed as part of Exhibit 3.1 to The L. L. Knickerbocker Company, Inc. Form SB-2 Registration Statement No. 33-85230-LA as filed with the Securities and Exchange Commission on or about October 13, 1994.

(2) Filed as an exhibit to the L. L. Knickerbocker Company, Inc. Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on or about March 29, 1995.

(3) Filed as an Exhibit to The L. L. Knickerbocker, Inc. Form SB-2 Registration Statement No. 85230-LA as filed with the Securities and Exchange Commission on or about October 13, 1994.

(4)  Filed as Exhibit to The L. L. Knickerbocker Company, Inc. report on Form 8-
     K filed with the Securities and   Exchange Commission on or about March 21,
     1995.

(5) Filed as an exhibit to The L. L. Knickerbocker Company, Inc. Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on or about April 15, 1996.

(6) Filed as an Exhibit to The L. L. Knickerbocker Company, Inc. Form 10-QSB/A as filed with the Securities & Exchange Commission on or about November 27, 1996.

(7) Filed as Exhibit to The L. L. Knickerbocker Company, Inc. report on Form 8-K filed with the Securities and Exchange Commission on or about July 3, 1996.

(8) Filed as Exhibit to The L. L. Knickerbocker Company, Inc. report on Form 8-K filed with the Securities and Exchange Commission on or about December 5, 1996.

(9) Filed as an exhibit to The L. L. Knickerbocker Company, Inc. Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on or about April 15, 1997.

(10) Filed as an exhibit to The L. L. Knickerbocker Company, Inc. Amended Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on or about August 15, 1997.

(11)  Filed Herewith.

(*)   To Be Filed By Amendment

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             The L. L. Knickerbocker Company, Inc.
                             -------------------------------------
                             (Registrant)




Date: March 15, 1998         By: /s/ Louis L. Knickerbocker
                                 --------------------------
                                 Louis L. Knickerbocker
                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                              Title                         Date
---------                              -----                         ----

/s/ Louis L. Knickerbocker       Chief Executive Officer,            3/31/98
--------------------------       President and Chairman
    Louis L. Knickerbocker


/s/ Anthony P. Shutts            Chief Financial Officer             3/31/98
--------------------------       and Director
    Anthony P. Shutts


/s/ Robert L. West, Jr.          Chief Operating Officer             3/31/98
--------------------------
    Robert L. West, Jr.


/s/ William R. Black             Vice President, General Counsel     3/31/98
--------------------------       Secretary and Director
    William R. Black


/s/ Tamara Knickerbocker         Executive Vice President and        3/31/98
--------------------------       Director
    Tamara Knickerbocker


/s/ Gerald A. Margolis           Director                            3/31/98
--------------------------
    Gerald A. Margolis


/s/ F. Rene Alvarez, Jr.         Director                            3/31/98
 -------------------------
    F. Rene Alarez, Jr.

                         INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors of The L.L. Knickerbocker Co., Inc.:


We have audited the accompanying consolidated balance sheet of The L.L. Knickerbocker Co., Inc. and subsidiaries (the Company) as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The L.L. Knickerbocker Co., Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



/s/ DELOITTE & TOUCHE LLP

MARCH 31, 1998
Costa Mesa, California

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 1997


ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                                              $    92,000
Restricted cash (Note 1)                                                                                   250,000
Accounts receivable, less allowance for doubtful accounts of $1,147,000                                  8,021,000
Receivable from stockholder (Note 5)                                                                     1,383,000
Inventories (Note 3)                                                                                    10,851,000
Prepaid expenses and other current assets, including $4,155,000 of prepaid advertising                   7,486,000
                                                                                                       -----------
            Total current assets                                                                        28,083,000

PROPERTY AND EQUIPMENT, net (Note 4)                                                                     5,537,000
NOTES RECEIVABLE (Note 6)                                                                                1,800,000
INVESTMENTS (Note 6)                                                                                     2,585,000
GOODWILL, net of accumulated amortization of $971,000                                                    6,393,000
DEFERRED INCOME TAXES (Note 13)                                                                          4,215,000
OTHER ASSETS                                                                                             2,348,000
                                                                                                       -----------
                                                                                                       $50,961,000
                                                                                                       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable                                                                                       $ 5,943,000
Accrued expenses                                                                                         1,895,000
Notes payable (Note 7)                                                                                   3,650,000
Acquisition payable (Note 2)                                                                                 8,000
Commissions and royalties payable                                                                          751,000
Interest payable                                                                                           270,000
Current portion of long-term debt (Note 11)                                                                242,000
Income Taxes Payable                                                                                       123,000
Loan from stockholder (Note 5)                                                                             248,000
Due to shareholders of Krasner Group, Inc. (Note 2)                                                        900,000
Other current liabilities                                                                                  125,000
Deferred Income Taxes (Note 13)                                                                             49,000
                                                                                                       -----------
            Total current liabilities                                                                   14,204,000

LONG-TERM LIABILITIES:
Long-term debt, less current portion (Note 11)                                                             661,000
Convertible debentures, net of discount of $444,000 (Note 8)                                             9,455,000
Deferred gain (Note 6)                                                                                   1,642,000
                                                                                                       -----------
            Total long-term liabilities                                                                 11,758,000

MINORITY INTEREST (Note 1)                                                                                 274,000
COMMITMENTS AND CONTINGENCIES (Notes 7 and 10)

STOCKHOLDERS' EQUITY (Note 9):
Common stock, no par value-authorized 100,000,000 shares,
   issued and outstanding, 18,754,693 shares                                                            27,282,000
Additional paid-in capital                                                                               3,904,000
Foreign currency translation adjustment                                                                 (5,231,000)
Accumulated deficit                                                                                     (1,230,000)
                                                                                                       -----------
Total stockholders' equity                                                                              24,725,000
                                                                                                       -----------
                                                                                                       $50,961,000
                                                                                                       ===========
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                    1997                                  1996
                                                                                 -----------                          -----------
Net sales                                                                        $68,290,000                          $42,095,000
Cost of sales                                                                     30,790,000                           21,451,000
                                                                                 -----------                          -----------

Gross profit                                                                      37,500,000                           20,644,000
Advertising expense                                                               10,926,000                            4,882,000
Selling, general and administrative expenses                                      28,616,000                           11,912,000
                                                                                 -----------                          -----------

Operating income (loss)                                                           (2,042,000)                           3,850,000
Equity in loss of investee companies                                              (1,857,000)                            (629,000)
Other income (expense), net (Notes 6 and 12)                                       3,316,000                              (62,000)
Interest expense                                                                  (4,831,000)                          (1,205,000)
                                                                                 -----------                          -----------

Income (loss) before minority interest in income of subsidiary
              and Income Tax Expense (Note 1)                                     (5,414,000)                           1,954,000
Minority interest in income of subsidiary (Note 1)                                   (10,000)                            (132,000)
Income tax (expense) benefit                                                       1,047,000                             (450,000)
                                                                                 -----------                          -----------

Net income (loss)                                                                $(4,377,000)                         $ 1,372,000
                                                                                 ===========                          ===========

Net income (loss) per share:
  Basic                                                                          $     (0.24)                         $      0.09
                                                                                 ===========                          ===========
  Diluted                                                                        $     (0.24)                         $      0.09
                                                                                 ===========                          ===========
Shares used in computing net income
  (loss) per share:
  Basic                                                                           18,052,081                           14,713,903
                                                                                 ===========                          ===========
  Diluted                                                                         18,052,081                           16,470,624
                                                                                 ===========                          ===========

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                                             Foreign
                                                                                Additional                   currency
                                                        Common Stock             paid-in       Retained     translation
                                                     Shares       Amount         capital       earnings     adjustment    Total
                                                  -------------------------    -----------    ----------    -----------  ----------
BALANCE, January 1, 1996                          13,752,285    $ 6,575,000    $  250,000     $1,775,000      $     -    $ 8,600,000


Exercise of stock warrants                           687,472      1,176,000                                                1,176,000


Exercise of stock options                            885,514        728,000                                                  728,000


Exercise of stock options in connection
 with Krasner Group, Inc. purchase                    62,090        903,000      (427,000)                                   476,000


Issuance of common stock pursuant to
 Krasner Group, Inc. acquisition (Note 2)             85,162        516,000                                                  516,000


Issuance of common stock in connection
 with convertible debentures (Note 8)                282,824      1,505,000       (81,000)                                 1,424,000


Issuance of stock purchase warrants pursuant to
 investment in Pure Energy Corporation (Note 9)                                 1,875,000                                  1,875,000


Issuance of stock purchase warrants pursuant to
 S.L.S. Trading Co., Ltd. acquisition (Note 2)                                    405,000                                    405,000


Issuance of stock purchase warrants pursuant to
 Krasner Group, Inc. acquisition (Note 2)                                       1,674,000                                  1,674,000


Issuance of common stock pursuant to
 Georgetown Collection, Inc. acquisition (Note 2)    196,377      1,679,000                                                1,679,000


Issuance of stock purchase warrants in connection
 with convertible debenture offering (Note 8)                                     233,000                                    233,000


Discount on convertible debenture offering                                      2,735,000                                  2,735,000


Tax benefit related to exercise of stock options                                1,354,000                                  1,354,000
 (Note 13)

Foreign currency translation gain                                                                              16,000         16,000


Net income                                                                                     1,372,000                   1,372,000

                                                  ----------------------------------------------------------------------------------

BALANCE, December 31, 1996                        15,951,724    $13,082,000    $8,018,000     $3,147,000      $16,000    $24,263,000


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                                        Foreign
                                                                           Additional                   currency
                                                    Common Stock             paid-in       Retained     translation
                                                 Shares       Amount         capital       earnings     adjustment     Total
                                              -------------------------    -----------    ----------    -----------     -----------

BALANCE, December 31, 1996                    15,951,724    $13,082,000    $ 8,018,000    $ 3,147,000    $    16,000    $24,263,000

Exercise of stock options                        431,250        513,000              -              -              -        513,000

Exercise of stock warrants                       317,237        280,000              -              -              -        280,000

Issuance of common stock in connection
 Krasner Group, Inc. acquisition (Note 2)        243,606      1,253,000              -              -              -      1,253,000

Issuance of common stock in connection
 with convertible debentures (Note 8)          1,620,350     11,262,000              -              -              -     11,262,000

Exchange of stock warrants for common stock
 (Notes 2 and 9)                                 190,526        892,000       (892,000)             -              -              -

Cancellation of stock warrants in connection
 with sale of partial interest in Pure Energy
 Corporation (Note 6)                                  -              -     (1,874,000)             -              -     (1,874,000)

Issurance of stock options in connection with
 convertible debenture offering (Note 8)               -              -        434,000              -              -        434,000

Conversion discount of convertible
 debenture (Note 8)                                    -              -     (1,782,000)             -              -     (1,782,000)


Foreign currency translation loss                      -              -             -               -     (5,247,000)    (5,247,000)

  Net loss                                             -              -             -      (4,377,000)             -     (4,377,000)

                                              -------------------------------------------------------------------------------------

BALANCE, December 31, 1997                    18,754,693    $27,282,000   $ 3,904,000     $(1,230,000)   $(5,231,000)   $24,725,000
                                              =====================================================================================


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


CASH FLOWS FROM OPERATING ACTIVITIES:                                             1997               1996
                                                                              ------------       -----------
Net (loss) income                                                              $(4,377,000)      $ 1,372,000
Adjustments to reconcile net (loss)  income to net cash provided by (used in) operating activities:
 Depreciation and amortization                                                   2,727,000           833,000
Debenture Inducement                                                             1,899,000                 -
 Deferred income taxes                                                          (1,095,000)         (184,000)
 Amortization of deferred revenue                                                        -           (95,000)
 Loss on investment                                                                 78,000           238,000
Gain on Sale of Investment - P.E.C.                                             (1,710,000)                -
 Equity in loss of investee companies                                            1,857,000           629,000
Loss on Disposition of Joint Venture                                               302,000                 -
 Minority interest                                                                  10,000           132,000
 Amortization of debt discount                                                     644,000           391,000
 Changes in operating accounts, net of effect of acquisitions:
  Accounts receivable, net                                                       5,709,000        (3,612,000)
  Receivable from stockholder                                                     (787,000)         (335,000)
  Note receivable                                                                        -           150,000
  Income tax receivable                                                            733,000           943,000
  Inventories                                                                   (2,377,000)          495,000
  Prepaid expenses and other assets                                             (1,823,000)        2,709,000
Other Assets                                                                    (1,068,000)                -
  Accounts payable and accrued expenses                                         (3,116,000)       (1,889,000)
  Commissions and royalties payable                                                (77,000)          121,000
  Income taxes payable                                                             123,000        (1,330,000)
Other long term liabilities                                                        (51,000)           11,000
                                                                              ------------       -----------

  Net cash provided by (used in) operating activities                           (2,399,000)          579,000

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions of property, plant and equipment                                  (2,778,000)       (2,018,000)
 Cash paid for investments                                                        (965,000)       (3,329,000)
 Cash paid for acquisitions, less cash acquired                                          -        (2,902,000)
                                                                              ------------       -----------

Net cash used in investing activities                                           (3,743,000)       (8,249,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Payments on line of credit                                                  (3,358,000)       (5,025,000)
Payments on long-term debt                                                        (226,000)         (155,000)
Proceeds from borrowing on long-term debt                                          831,000                 -
Proceeds from exercise of stock options and warrants                               793,000         2,380,000
Deferred debt issue costs                                                         (365,000)         (149,000)
Proceeds from issuance of convertible debentures                                 5,000,000        14,880,000
Proceeds from stockholder loan                                                   1,400,000                 -
Payments on stockholder loan                                                    (1,152,000)                -
                                                                              ------------       -----------

  Net cash provided by financing activities                                      2,923,000        11,931,000

EFFECT OF FOREIGN CURRENCY TRANSLATION                                          (3,186,000)           16,000
                                                                              ------------       -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (6,405,000)        4,277,000

CASH AND CASH EQUIVALENTS, beginning of year                                     6,747,000         2,470,000
                                                                              ------------       -----------

CASH AND CASH EQUIVALENTS, end of year                                        $    342,000       $ 6,747,000
                                                                              ============       ===========
        >

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 (Continued)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
                                                           1997        1996
                                                           ----        ----

Cash paid (refunded) during the year for:
  Interest                                             $1,643,000    $899,000
                                                       ==========    ========

  Income taxes                                         $ (806,000)   $499,000
                                                       ==========    ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY:

During the year ended December 31, 1997, the Company issued 243,606 shares of common stock in payment of $1,253,000 of acquisition payable (Note 2). During the year ended December 31, 1997 the Company sold a portion of its investment in Pure Energy Corporation with a carrying value of $164,000 in exchange for 397,500 common stock purchase warrants with an ascribed value of $1,874,000, resulting in a gain of $1,710,000. Also during the year ended December 31, 1997, the Company recorded a deferred gain of $1,642,000 in connection with the sale of a portion of its Pure Energy Corporation investment with a carrying value of $158,000 in exchange for a note receivable of $1,800,000 (Note 6).
During the year ended December 31, 1996, the Company recorded an increase to additional paid-in capital of $1,354,000 related to tax benefits associated with the exercise of non-qualified stock options.
During the year ended December 31, 1996, the Company issued 400,000 warrants in conjunction with the acquisition of an interest on Pure Energy Corporation. The warrants have an ascribed value of $1,875,000 (Note 6).
During the years ended December 31, 1997 and 1996, the Company issued 150,000 and 46,971 warrants with an ascribed value of $434,000 and $233,000, respectively as commission in connection with the convertible debenture offering (Note 8).
During the years ended December 31, 1997 and 1996, $11,169,000 and $1,330,000 of convertible debentures and $93,000 and $175,000 of accrued interest, respectively was converted to common stock (Note 8).
During the year ended December 31, 1996, the Company acquired interests in certain entities as follows (Note 2):

Fair value of assets acquired                               $34,553,000
Cash paid to sellers, acquisition payables and
 transaction costs                                            4,239,000
Value of common stock and stock purchase
 warrants issued                                              4,274,000
                                                            -----------

Liabilities assumed                                         $26,040,000
                                                            ===========

                 See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

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

Consolidation - The financial statements presented herein include the accounts of the Company's subsidiaries, as follows: Krasner Group, Inc.; Harlyn International, Ltd.; S.L.S. Trading Co., Ltd.; L.L. Knickerbocker (Thai) Company, Ltd., and Georgetown Collection, Inc. The financial statements reflect a minority interest associated with Georgetown Collection, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

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

Foreign Currency - The Company's primary functional currency is the U.S. dollar, while the functional currency of the Company's Thailand subsidiaries is the Thai baht. Assets and liabilities denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses on foreign currency transactions are recognized as incurred (Note 12).

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less and with an insignificant interest rate risk to be cash equivalents.

Restricted Cash - At December 31, 1997 restricted cash represents funds deposited with a financial institution to serve as collateral for a line of credit (Note 7).

Inventories - Inventories consist of finished products and related packaging, work in process, and raw materials, and are stated at the lower of cost (first-in, first-out basis) or market.

Prepaid Advertising Costs - The Company capitalizes certain direct-response advertising costs and amortizes such costs over the period during which future period revenues are expected to be received from each direct-response advertising campaign, generally 3 to 12 months. The nature of the direct response advertising costs are primarily production costs associated with media costs for print advertising, and catalog printing costs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 (Continued)

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

Deferred Debt Issuance Costs - Deferred debt issuance costs which are included in other assets, relate to the issuance of Convertible Debentures (Note 8). These costs totaled $1,801,000 at December 31, 1997, and are being amortized over the estimated life of the debentures. The accumulated amortization at December 31, 1997 is $1,005,000.

Investments in Investees - Investments in the common stock of unconsolidated entities (Note 6) in which the Company's interest is in excess of 20% and in which the Company has an ability to influence the business decisions of the investee company, are accounted for using the equity method of accounting.

Fair Value of Financial Instruments - Statement of Financial Accounting Standards No. 107 (SFAS No. 107), Disclosures About Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At December 31, 1997, management believes that the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term debt approximates fair value because of the short maturity of these financial instruments.

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

Net Income (loss) per share - The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings Per Share, beginning with the Company's fourth quarter of fiscal 1997. All prior period earnings per common share data have been restated to conform to the provisions of this statement. Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share assumes conversion of convertible debentures, elimination of the related interest expense, and the issuance of common stock for all other potentially dilutive equivalent shares outstanding.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 (Continued)


Reclassifications - Certain amounts previously reported for 1996 have been reclassified to conform to the 1997 financial statement presentation.

New Accounting Pronouncements - In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 130 and SFAS No. 131 must be adopted by the Company beginning with fiscal 1998 and will result in an additional statement that reports comprehensive income and expanded disclosure regarding the Company's operations on a segmented basis.

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

Krasner Group, Inc.

Effective June 18, 1996, the Company acquired all of the outstanding capital stock of Krasner Group, Inc. (TKG) which designs, manufactures, and markets costume jewelry. The aggregate acquisition cost of $3,205,000 includes the issuance of the Company's common stock valued at $1,440,000, the issuance of 250,628 stock purchase warrants with an ascribed value of $1,674,000 and related acquisition costs. As of December 31, 1997, 328,768 shares of common stock with an intrinsic value of $1,769,000 had been issued. During the year ended December 31, 1997, the Company exchanged 70,000 unexercised stock purchase warrants with an intrinsic value of $240,000 for 50,526 shares of the Company's common stock. The purchase agreement also provides for the issuance of additional shares (Additional Shares) of common stock or stock purchase warrants with an intrinsic value equal to 110% of the proceeds from the liquidation of TKG inventory on hand at the date of acquisition.

During the year ended December 31, 1997, the Company issued 243,606 shares of common stock in payment of $1,253,000 of acquisition payable due to the former shareholders of Krasner Group, Inc., which included $330,000 for additional shares related to the liquidation of TKG inventory. During the year ended December 31, 1997, the Company recorded an increase to goodwill of approximately $900,000 related to the 1997 liquidation of TKG inventory. At December 31, 1997, this amount is included in due to shareholders of Krasner Group, Inc.

Grant King International, Ltd.

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

S.L.S. Trading Co., Ltd.

Effective July 1, 1996, the Company acquired certain assets and assumed certain liabilities of S.L.S. Trading Co., Ltd., (S.L.S.) which sources gemstones and develops certain proprietary stone cutting technologies. The aggregate acquisition cost of $555,000 includes $150,000 cash, the issuance of 108,000 warrants to purchase common stock of the Company with an ascribed value of approximately $405,000 and related acquisition costs. During the year ended December 31, 1997, the Company exchanged 108,000 unexercised stock purchase warrants with an intrinsic value of $402,000 for 80,000 shares of the Company's common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 (Continued)


Harlyn International, Ltd.

Effective July 1, 1996, the Company acquired all of the outstanding capital stock of Harlyn International, Ltd. (Harlyn) which manufactures and markets fine jewelry. The aggregate acquisition cost of $2,711,000 includes cash payments to the former shareholder of $2,358,000 and related acquisition costs. In addition, the Company repaid $234,000 of Harlyn's bank debt concurrent with consummation of the purchase transaction.

Georgetown Collection, Inc.

Effective October 18, 1996, the Company acquired approximately 82% of the outstanding capital stock of Georgetown Collection, Inc. (GCI) which markets collectible dolls through direct response mediums. The aggregate acquisition cost of $3,199,000 includes issuance of 196,377 restricted shares of the Company's common stock with an intrinsic value of $1,679,000 at the acquisition date plus related acquisition costs. In addition, the Company repaid $1,500,000 of GCI's bank debt concurrent with consummation of the purchase transaction. The purchase agreement also provides for future consideration in an amount equal to 15% of GCI's pretax earnings during calendar year 1997 and 4.5% of pretax earnings in each of calendar years 1998 through 2001. Future contingent payments, if payable, will be recorded as additional purchase price consideration and will increase goodwill recorded in conjunction with this acquisition. As of December 31, 1997, the Company recorded an increase to goodwill of $8,000. The Company guaranteed the value of the 196,377 restricted shares of the Company's common stock issued in conjunction with this acquisition to be $1,679,000 at the first anniversary of the acquisition. In accordance with this guarantee an additional 32,735 shares of the Company's common stock are issuable at December 31, 1997.

Each of the acquisitions was accounted for under the purchase method of accounting and, accordingly the operating results of each of the subsidiaries are included in the Company's consolidated financial statements since the respective acquisition dates.

3.   INVENTORIES

As of December 31, 1997 inventories consist of the following:

     Finished Goods       $ 8,968,000
     Work-in-process          342,000
     Raw materials          1,541,000
                          -----------
                          $10,851,000
                          ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 (Continued)

4.      PROPERTY AND EQUIPMENT

 As of December 31, 1997, property and equipment consist of the following:

     Land, buildings and improvements               $ 2,064,000
     Computer equipment and software                    932,000
     Production models, molds, and tools              1,228,000
     Autos                                              194,000
     Office furniture and equipment                   1,331,000
     Machinery and equipment                          1,738,000
                                                    -----------
                                                      7,487,000
    Accumulated depreciation                         (1,950,000)
                                                    -----------
                                                    $ 5,537,000
                                                    ===========

5.      RECEIVABLE FROM STOCKHOLDER/LOAN FROM STOCKHOLDER

Receivable from stockholder bears interest at the prime rate plus 2.5% and is repayable to the Company upon demand. Subsequent to December 31, 1997, the $1,383,000 receivable was repaid to the Company.

Loan from stockholder of $248,000 at December 31, 1997 bears interest at the prime rate plus 2% and is due on demand.

6.      INVESTMENTS

At December 31, 1997, the Company had the following equity investments:

The Company owns 400,000 and 40,000 shares of Tracker Corporation and Camelot Corporation, respectively, which were received in exchange for marketing services provided to these companies. The shares represent an ownership interest of less than 10% in each of these companies and are restricted as to the Company's ability to sell them. The aggregate estimated carrying value of these shares at December 31, 1997 is $24,000 which approximates fair value.

During 1996 the Company acquired a 38.3% interest in Pure Energy Corporation
(PEC) in exchange for $2 million in cash and the issuance of stock purchase warrants with an ascribed value of $1,875,000. Additionally, the Company agreed to fund up to $1,000,000 of PEC expenses. Through December 31, 1997 the Company had fulfilled its funding commitment and funded a total of $507,000, which increased the Company's investment to $4,382,000.

During the year ended December 31, 1997, the Company sold a portion of its investment in Pure Energy Corporation with a carrying value of $164,000 in exchange for 397,500 previously issued Company common stock purchase warrants with an ascribed value of $1,874,000. The sale resulted in a gain to the Company of $1,710,000, which is included in other income. Also during the year ended December 31, 1997, the Company recorded a deferred gain of $1,642,000 in connection with the sale of a portion of its investment in Pure Energy Corporation with a carrying value of $158,000 in exchange for a note receivable of $1,800,000. The note receivable is secured by the underlying securities sold and accrues interest at 7.5% per annum. The note receivable and accrued interest are due and payable on December 30, 1999. The resulting gain has been deferred on the accompanying balance sheet until such time that the note is repaid. As a result of these transactions the Company's interest in PEC was reduced to 34.6% as of December 31, 1997.

At December 31, 1997 the Company held 27.8% of the outstanding shares of Ontro, Inc. (formerly Self-Heating Container Corporation) acquired during 1996 for $650,000 in cash. In connection with the acquisition and a related royalty agreement, the Company will receive exclusive worldwide distribution rights to market and distribute celebrity-driven products using certain patents owned by the corporation.

During 1997 the Company entered into a joint venture, Arkenol Asia, Inc., a Delaware corporation owned 50% by LLK and 50% by Arkenol Holdings, LLC. The joint venture acquired an exclusive license to exploit Arkenol Holdings technology and related intellectual property to produce ethanol and other chemicals for sale and consumption in Thailand, Cambodia, Burma, Vietnam, Laos, India, China and Japan, and non-exclusive licenses for Indonesia and California.

Under the terms of the joint venture, Arkenol Holdings serves as the Managing Venturer, with the primary responsibility for all development activities and services to the joint venture and the projects, all product development activities, the selection and management of engineering, procurement and construction provider and the operation of the project facilities. LLK has the primary responsibility for securing all credit support instruments and other financing on behalf of the projects and the joint venture and all product marketing activities. The day-to-day business of the joint venture is conducted by agents and contractors engaged by the Managing Venturer. The carrying value of the investment in this joint venture totaled $231,000 at December 31, 1997.

7.  LINE OF CREDIT AND NOTES PAYABLE

The Company has available to use for working capital purposes and to post letters of credit, a line of credit totaling $20,000,000, subject to certain limits. The line of credit encompasses the L.L. Knickerbocker Co., Inc.(LLK), Georgetown Collection, Inc. (GCI) and Krasner Group, Inc.(TKG) and expires in July 1999. Certain credit limits are established for each company. The credit limits are $4,000,000 for LLK, $13,000,000 for GCI and $3,000,000 for TKG.
Borrowing availability is determined by an advance rate on eligible accounts receivable and inventory. The line of credit includes sublimits for letters of credit and bankers acceptances aggregating $13,000,000, $4,000,000 and $3,000,000 for GCI, LLK and TKG, respectively. Borrowings bear interest at the bank's base rate (8.5% at December 31, 1997) plus 2% for GCI and TKG borrowings and plus 1% for LLK borrowings or, at the Company's option, an adjusted LIBOR rate. In addition, the Company is charged an Unused Line fee of .25% of the unused portion of the revolving loans.

At December 31, 1997, the Company had $3,650,000 of cash borrowings outstanding and outstanding letters of credit totaling $115,000. Available borrowings under the line of credit aggregated $4,271,000 at December 31, 1997. Borrowings are collateralized by substantially all assets of the Company. The line of credit agreement contains, among other things, restrictive financial covenants which require the Company to maintain certain leverage and current ratios (computed annually and quarterly), an interest coverage ratio (computed annually) and to achieve certain levels of annual income. The agreement also limits GCI annual capital expenditures and prohibits the payment of dividends. At December 31, 1997, the Company was in compliance with these covenants or had received a waiver from the bank for certain covenant violations.

S.L.S. and Harlyn have available lines of credit aggregating 72,000,000 Thai baht (approximately $1,532,000 at December 31, 1997). Outstanding borrowings bear interest at rates ranging from 15% to 18.75%. One such line of credit is secured by a $250,000 standby letter of credit.

8.  CONVERTIBLE DEBENTURES

In September 1996 the Company issued Convertible Debentures (the Debentures) with a face value of $15,500,000 in a private placement to institutional investors. This private placement yielded net proceeds to the Company totaling $14,731,000 after deducting costs associated with issuing the Debentures. The Debentures accrued interest of the rate of 7% per year, payable quarterly. The Debentures were convertible at the option of the holder into shares of the Company's common stock at a price equal to 85% of the closing price of the Company's common stock at the date of conversion, subject to a minimum and maximum conversion price of $5.25 and $12.00 per share, at any time through the second anniversary of the original date of issuance. Through December 31, 1997, the Company issued a total of 1,903,174 shares of its common stock in connection with the conversion of $12,499,000 of the original principal amount of the Debentures, plus interest accrued through the conversion date of $268,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 (Continued)

The conversion of the notes at 85% of the closing price of the Company's common stock resulted in the Debentures being issued at a discount (the conversion discount). The conversion discount is being recognized by the Company as non-cash interest expense over the term of the Debentures with a corresponding increase to the original principal amount of the Debentures. Upon conversion of the Debentures any portion of the conversion discount not previously recognized is recorded as interest expense on the conversion date. During the years ended December 31, 1997 and 1996, a total of $644,000 and $391,000, respectively, of non-cash interest expense was recorded relating to the Debentures, including $537,000 and $220,000, respectively, relating to the additional conversion discount recorded upon conversion.

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

In September 1997, the Company issued Convertible Debentures (the 1997 Debentures) with a face value of $5,000,000 in a private placement to an institutional investor. This private placement yielded net proceeds to the Company totaling $4,675,000 after deducting costs associated with issuing the 1997 Debentures. The 1997 Debentures accrue interest at the rate of 6% per annum, payable upon conversion of the related debt or at debt maturity, September 7, 2000. The 1997 Debentures are convertible at the option of the holder into shares of the Company's common stock at a graduated discounted price ranging from 97% to 90% of an average of the 7 lowest trading days of the 30 consecutive trading days prior to conversion. The discounted price of 90% applies if the investor does not convert prior to the two year anniversary of the closing date. As of December 31, 1997, none of the 1997 Debentures had been converted.

The conversion of the notes at a maximum of 90% of the closing price of the Company's common stock resulted in the 1997 Debentures being issued at a discount (the conversion discount). The conversion discount is being recognized by the Company as non-cash interest expense over the estimated term of the 1997 Debentures (two years) with a corresponding increase to the original principal amount of the 1997 Debentures. Upon conversion of the 1997 Debentures any portion of the conversion discount not previously recognized is recorded as interest expense on the conversion date. During the 12 months ended December 31, 1997, a total of $188,000 of non-cash interest expense was recorded relating to the 1997 Debentures.

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

On November 28, 1995, the Company entered into an agreement to issue warrants to purchase 300,000 shares of common stock to Grant G. King in consideration of the purchase by the Company of 49% of the issued and outstanding capital stock of Grant King International Co., Ltd. The warrants vest as of the grant date with an exercise price of $5.50 per share, which was equivalent to the fair market value of the Company's common stock at the date of grant and are valid for five years from the date of the grant. The warrants have an ascribed value of $250,000, which was recorded as an investment and additional paid-in capital. During the year ended December 31,

1997, the company exchanged the 300,000 unexercised warrants for 60,000 shares of the Company's common stock.

On March 13, 1996, the Company entered into an agreement to issue warrants to purchase 200,000 shares each of common stock to two individuals in consideration of the purchase by the Company of 40% of the outstanding capital stock of Pure Energy Corporation. The warrants vest as of April 30, 1996 with an exercise price of $8.50 per share (200,000 warrants) and $12.00 per share (200,000 shares). The warrants are valid through April 30, 2001. The warrants have an ascribed value of $1,875,000, which was recorded as an investment and additional paid-in-capital. As of December 31, 1997, 2,500 of the warrants were exercised. During the year ended December 31, 1997, the remaining 397,500 warrants were cancelled in connection with the sale of a portion of the Company's investment in PEC (Note 6).

In conjunction with the acquisitions described in Note 2 the Company issued stock purchase warrants as part of the consideration paid for these acquisitions. The following table summarizes the warrants issued:

                                                                   Exercised as Outstanding
                                    Warrants       Exercise       of December     at December        Expiration
        Acquisition                 issued          Price          31, 1996         31, 1996            Date
        Krasner Group, Inc.         250,628         $7.75            62,090          188,538        April 10, 2004
        S.L.S. Trading Co.,         108,000         $7.75               --           108,000        April 10, 2004
         Ltd.

During 1997, 70,000 and 108,000 warrants issued in conjunction with the TKG and S.L.S. acquisitions, respectively, were exchanged for shares of the Company's common stock (Note 2). There were no warrants exercised during 1997.

As more fully discussed in Note 2, in conjunction with certain acquisitions, the Company may be required to issue additional stock purchase warrants at future dates.

The L.L. Knickerbocker 1995 Amended and Restated Stock Option Plan - The shareholders approved and the Company adopted a Stock Option Plan on September 27, 1994 which was amended and restated on June 15, 1995 as the L.L. Knickerbocker Amended and Restated Stock Option Plan (the Plan). The Plan is administered by a committee appointed by the Board of Directors and provides that options may be granted at exercise prices determined by the Board of Directors at its sole discretion. The Plan is designed as an incentive for employees, non-employee directors and persons providing services of special importance to the Company. Unless otherwise specified, the options expire ten years from the date of grant. The Plan covered an aggregate of 2,000,000 shares when granted. In 1996 the Board of Directors authorized an increase in the number of shares covered by the Plan to a total of 5,000,000. Non-employee directors of the Company are automatically granted options to purchase 10,000 shares of common stock at the fair market value at the date of grant each year that such person remains a director of the Company.

The L.L. Knickerbocker Stock Incentive Compensation Plan - On March 27, 1997, the Company's Board of Directors adopted the L.L. Knickerbocker Stock Incentive Compensation Plan (the ISO Plan). The ISO Plan provides that incentive and nonstatutory options to purchase a total of 5,000,000 shares of common stock may be granted thereunder. The ISO Plan permits the granting of options intended to qualify as "incentive stock options" ("ISO's"), the granting of options that do not so qualify ("NSO's"), and the granting of stock appreciation rights (SAR's).

The exercise price of any option is established by the Administrator, who is appointed by the Board of Directors, at the time of grant. The exercise price of any NSO's or ISO's granted under the Plan may not be less than 100% of the fair market value of one share of Common Stock on the date of grant. The exercise price of any ISO granted to an optionee who owns stock possessing more than 10% of the voting rights of the Company's outstanding shares must be at least 110% of the fair market value of the shares subject to the option on the date of grant. Options granted under the ISO Plan have a maximum term of 10 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 (Continued)

The Board may from time to time, with respect to any shares at the time not subject to options, suspend or discontinue the ISO Plan or revise or amend it in any respect whatsoever except that, without the approval of the Company's shareholders, no such revision or amendment shall increase the number of shares subject to the ISO Plan or change the classes of persons eligible to receive options. Options may be granted pursuant to the ISO Plan until the expiration of the Plan on March 27, 2007.

Option activity under the plans is as follows:

                                                         WEIGHTED
                                                          AVERAGE
                                         NUMBER OF       PRICE PER
                                          SHARES           SHARE
Outstanding, January 1, 1996              2,000,000        $0.75

Granted                                     273,309         7.65
Exercised                                  (885,514)        0.82
Canceled                                    (32,500)        0.75
                                          ---------

Outstanding, December 31, 1996            1,355,295         2.10

Granted                                   1,315,617         4.81
Exercised                                  (431,250)        1.21
Canceled                                       (250)        7.75
                                          ---------

Outstanding, December 31, 1997            2,239,412         3.86
                                          =========

At December 31, 1997 and 1996, 1,692,545 and 652,040 options were exercisable at a weighted average exercise price of $4.33 and $2.92, respectively.

Additional information regarding options outstanding as of December 31, 1997 is as follows:

                                 WEIGHTED AVG.
                                   REMAINING     WEIGHTED AVG.                  WEIGHTED AVG.
   RANGE OF          NUMBER       CONTRACTUAL      EXERCISE         NUMBER        EXERCISE
EXERCISE PRICES    OUTSTANDING        LIFE          PRICE         EXERCISABLE       PRICE
---------------------------------------------------------------------------------------------
        $0.75          710,000     7.03 years       $0.75            333,750        $0.75
$4.62 - $8.00        1,529,412     7.52 years       $5.30          1,358,795        $5.38
                   --------------------------------------------------------------------------
                     2,239,412     7.36 years       $3.86          1,692,545        $4.47

At December 31, 1997, 6,443,824 shares were available for future grants under the Option plans.

As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No.25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS No. 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 10 years; stock volatility, 85 % in 1996 and 68 % in 1997; risk free interest rates, 6.5% in 1996 and 5.5% in 1997; and no dividends during the expected term. The Company's calculations are based on an option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1996 and 1997 awards had been amortized to expense over the vesting period of the awards, pro forma net (loss) income would have been $335,000 ($.02 per share) in 1996 and ($6,657,000) ($.37 per share) in 1997.

10.  COMMITMENTS AND CONTINGENCIES

Leases - The Company is committed under operating lease agreements for facilities and equipment. The facility leases contain provisions for annual rental increases.

Minimum annual rental commitments under operating leases are as follows:

   Year ending December 31:
     1997                          $  522,000
     1998                             436,000
     1999                             386,000
     2000                             329,000
     2001                             354,000
     Thereafter                     1,704,000
                                   ----------

                                   $3,731,000
                                   ==========

Rent expense for the years ended December 31, 1997 and 1996 was $578,00 and $650,000, respectively.

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

Letters of Credit - The Company finances certain collectible program purchases and other product utilizing irrevocable, transferable letters of credit. These letters of credit are issued to the Company by its major customer's bank, with the Company as the beneficiary. The Company then transfers a portion of the letter of credit to the Company's supplier to secure payment of the purchase. The Company and the supplier draw down the letter of credit when the supplier ships the product directly to the Company's customer. At December 31, 1997, there was approximately $88,000 outstanding (drawn down) under these letters of credit agreements.

Employment Contracts - The Company has entered into six employment agreements with Company officers with five-year terms. The agreements call for aggregate annual compensation of $1,015,000 and a discretionary bonus of up to 10% of operating income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 (Continued)

Litigation - The Company is subject to litigation in the normal course of business, none of which management believes is material to the financial statements at December 31, 1997.

11.   LONG TERM DEBT
Long-term debt at December 31, 1997 consists of:


Building mortgage, interest at 15.5% per annum,
  payable in monthly installments of $6,000, including
  interest, secured by real estate.                                  $ 349,000

Building mortgage, interest at 14.75% per annum,
  payable in monthly installments of $17,000 including
  interest, secured by real estate.                                    263,000

Equipment leases, interest ranging from 4.90% to
  24.93% per annum, payable in aggregate monthly
  installments of $13,000, including interest, secured
  by equipment.                                                        291,000
                                                                     ---------
                                                                       903,000
Less current portion                                                  (242,000)
                                                                     ---------
                                                                     $ 661,000
                                                                     =========

Principal payments on long term debt are due approximately as follows:

1998                $242,000
1999                 219,000
2000                  73,000
2001                  71,000
2002                  60,000
Thereafter           238,000
                    --------
                    $903,000
                    ========

12.   SIGNIFICANT CONCENTRATIONS AND RISKS

Customer Concentration - During the years ended December 31, 1997 and 1996, the Company conducted business with one customer whose aggregate sales volume comprised approximately 29% and 43% of the Company's revenues, respectively. A reduction in sales to this customer could adversely impact the financial condition and operations of the Company.

Merchandise Risk - The Company's success is largely dependent on its ability to provide to its customers merchandise that satisfies consumer tastes and demand. Any inability to provide appropriate merchandise in sufficient quantities and in a timely manner could have a material adverse effect on the Company's business, operating results, and financial condition.

Foreign Currency - approximately 13% of the Company's revenues are derived from subsidiaries operating in Thailand. In an attempt to reduce economic risks associated with devaluations of the Thai baht, the Company's Thailand subsidiaries require their customers to remit payment in U.S. dollars. Included in other income for the year ended December 31, 1997 is $1,094,000 in transaction gains associated with this strategy. In the event the Thai baht

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 (Continued)

strengthens in value against the U.S. dollar in the future, the Company will be exposed to foreign currency transaction losses under this strategy.

13.   INCOME TAXES

Provision (benefit) for income taxes consists of:            1997             1996
Current federal and state income taxes                   $    37,000       $ 227,000
Current foreign taxes                                         11,000         408,000
Deferred federal and state income taxes                   (1,095,000)       (185,000)
                                                         -----------       ---------

Provision (benefit) for income taxes                     $(1,047,000)      $ 450,000
                                                         ===========       =========

A reconciliation of the statutory federal rate and the provision (benefit) for income taxes is as follows:


                                                             1997            1996
Federal tax at statutory rate                            $(1,895,000)      $ 684,000
State taxes                                                  (28,000)         (8,000)
Goodwill Amortization                                        125,000          59,000
Residual U.S. tax on foreign earnings                       (883,000)       (313,000)
Valuation allowance                                          325,000             --
Non-deductible interest on
     convertible debentures                                1,219,000             --
Other                                                         90,000          28,000
                                                         -----------       ---------

                                                         $(1,047,000)      $ 450,000
                                                         ===========       =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 (Continued)

Significant components of the Company's deferred tax liabilities and assets for federal and state income taxes consists of the following:

                                                                    December 31, 1997
Deferred tax assets
 Bad debt reserve                                                         $   261,000
 Uniform Capitalization                                                       154,000
 Other Reserves                                                               796,000
 Returns and allowances                                                       419,000
 Pre-acquisition net operating loss carryforward                            2,370,000
 Post-acquisition net operating loss carry forward                          4,585,000
 Valuation allowance                                                       (2,187,000)
                                                                          -----------

Total deferred tax assets                                                   6,398,000

Deferred tax liabilities
 Difference between book and tax basis of fixed assets                    $ (271,000)
 Prepaids                                                                  (1,563,000)
 State income taxes                                                          (308,000)
 Other                                                                        (90,000)
                                                                          -----------

Total deferred tax liabilities                                             (2,232,000)
                                                                          -----------

                                                                          $ 4,166,000
                                                                          ===========

The Company has not provided any residual U.S. tax on approximately $2,467,000 of the Company's foreign subsidiaries' undistributed earnings as the Company intends to indefinitely reinvest such earnings in the foreign subsidiaries.

The Company recorded a credit to equity of $1,354,000 as a result of the tax benefit from the exercise of stock options in 1996. During 1997 the Company had a tax deduction from exercises of stock options in the amount of $2,162,000. Since the Company does not have sufficient taxable income or carry back potential to utilize the deductions generated from the exercise of the options, approximately $5,319,000 of deductions for the current and prior year have not been recorded in the accompanying financial statements. As these losses are utilized in future years, the tax benefit will be recorded to equity.

The Company has an approximate $4,395,000 loss carryforward related to GCI and TKG which can be used to reduce future taxable income. Sections 382 and 383 of the Internal Revenue Code of 1986 place certain limitations on the use of these acquired losses. A maximum of $405,000 of the net operating loss carryforward can be utilized annually in 1998 and subsequent years. Any net operating loss not utilized will begin expiring in 2010.

14.    DOMESTIC AND THAILAND OPERATIONS

A summary of domestic and Thailand operations is as follows:

                                                          Years ended December 31
                                                         1997                  1996
Net sales to unaffiliated customers:
Domestic                                              $59,230,000           $32,858,000
Thailand                                                9,060,000             9,237,000
                                                      -----------           -----------
     Consolidated                                     $68,290,000           $42,095,000
                                                      ===========           ===========

Operating Income (Loss):
Domestic                                              $(3,167,000)          $ 1,135,000
Thailand                                                1,125,000             2,715,000
                                                      -----------           -----------
Consolidated                                          $(2,042,000)          $ 3,850,000
                                                      ===========           ===========

Identifiable Assets:
Domestic                                              $41,597,000           $40,883,000
Thailand                                                9,364,000            16,689,000
                                                      -----------           -----------
Consolidated                                          $50,961,000           $57,572,000
                                                      ===========           ===========

(1) Operating income is net sales less cost of goods sold and operating expenses.
(2) Identifiable assets are those assets of the Company that are located in, or related to operations in, each geographic area.

15.    EARNINGS PER SHARE

       Earnings per common share (EPS) data were computed as follows:

Options and warrants to purchase 246,971 shares of common stock at $12 per share were outstanding during 1996 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                                                             1997                                        1996
                                            --------------------------------------      -------------------------------------
                                                                         Per-Share                                  Per-Share
                                                Income        Shares       Amount          Income        Shares       Amount
                                            --------------------------------------       ------------------------------------
Net Income (Loss)                            $(4,377,000)                                 $1,372,000

Basic EPS
Income (loss) available to
  common shareholders                         (4,377,000)   18,052,081      $(0.24)       $1,372,000   14,713,903       $0.09
                                                                            ======                                      =====
Effect of Dilutive Securities
Options and Warrants                                                                                    1,373,584
Convertible debentures                                                                       148,000      383,137
                                                                                          -----------------------
Diluted EPS
Income (loss) available to common
  stockholders and assumed conversions       $(4,377,000)   18,052,081      $(0.24)       $1,520,000   16,470,624       $0.09
                                                                            ------                                      -----

16.    EMPLOYEE BENEFIT PLAN

Georgetown Collection, Inc. maintains a defined contribution plan (401(K)) covering employees who have completed six months of service. Matching Company contributions are made at the based upon 50% of participant contributions to a maximum of 2% of participant compensation.

During the years ended December 31, 1997 and 1996, the Company made contributions of $37,000 and $32,000, respectively.