Form 10-Q
period 1998-03-31
KNICKERBOCKER L L CO INC
filed 1998-05-14
CIK 932136

                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended  March 31, 1998
                                                 --------------
                                       OR
   [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission file number 0-25488

                       THE L.L. KNICKERBOCKER CO., INC.
            (Exact name of registrant as specified in its Charter)

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

     Indicate by mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X   No
                                         -----    -----

The number of shares outstanding of the registrant's Common Stock, as of April 17, 1998 was 19,077,057.

                               TABLE OF CONTENTS
                               -----------------


ITEM                                                                        PAGE
----                                                                        ----

                                     PART I
                                     ------
   1.  FINANCIAL INFORMATION..............................................    1

       A.  Condensed Consolidated Statements of operations (unaudited)
             for the three month periods ended March 31, 1998 and
             March 31, 1997...............................................    1
       B.  Condensed Consolidated Balance Sheets at March 31, 1998
             (unaudited) and December 31, 1997............................    2
       C.  Condensed Consolidated Statements of Cash Flows (unaudited)
             for the three month periods ended March 31, 1998 and
             March 31, 1997...............................................    4
       D.  Notes to Condensed Consolidated Financial Statements...........    5

   2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS...............................    9

       A.  General Business Description...................................    9
       B.  Results of Operations..........................................   10
       C.  Liquidity and Capital Resources................................   12


                                    PART II
                                    -------

       SIGNATURES.........................................................   13

PART I.  FINANCIAL INFORMATION
------------------------------


Item 1.   Financial Statements
-------  ---------------------

                        THE L.L. KNICKERBOCKER CO., INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                  Three months ended March 31,
                                                     1998             1997
                                                  -----------      -----------
Sales, net of returns                             $11,482,000      $13,441,000
Cost of sales                                       4,856,000        6,644,000
                                                  -----------      -----------
Gross profit                                        6,626,000        6,797,000
Advertising expense                                 2,413,000        1,577,000
Selling, general and administrative
 expenses                                           5,771,000        6,269,000
                                                  -----------      -----------
Operating income (loss)                            (1,558,000)      (1,049,000)
Equity in loss of investee companies                  553,000          305,000
Other income (expense), net (Note 8)                2,830,000         (113,000)
Interest expense (Note 3)                             581,000        3,093,000
                                                  -----------      -----------
Income (Loss) before provision for
  income taxes and minority interest                  138,000       (4,560,000)
Minority interest in loss of subsidiary              (133,000)        (118,000)
Income tax expense (benefit)                           32,000         (603,000)
                                                  -----------      -----------
Net Income (loss)                                 $   239,000      $(3,839,000)
                                                  ===========      ===========

Net income (loss) per share:
  Basic                                           $      0.01      $     (0.23)
                                                  ===========      ===========

  Diluted                                         $      0.01      $     (0.23)
                                                  ===========      ===========

Shares used in computing net income
  (loss) per share:
   Basic                                           19,053,855       16,933,273
                                                  ===========      ===========

   Diluted                                         20,696,985       16,933,273
                                                  ===========      ===========

THE L.L. KNICKERBOCKER CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                  March 31,      December 31,
                                                    1998            1997
                                                 ------------    -----------
ASSETS

Cash and cash equivalents                         $   683,000    $    92,000
Restricted cash                                             -        250,000
Accounts receivable                                 9,589,000      8,021,000
Receivable from stockholder                                 -      1,383,000
Inventories                                        12,291,000     10,851,000
Prepaid expenses and other current assets           8,790,000      7,486,000
                                                  -----------    -----------
   Total current assets                            31,353,000     28,083,000

Property and equipment, net                         5,989,000      5,537,000
Notes Receivable                                    1,800,000      1,800,000
Investments (Note 8)                                4,890,000      2,585,000
Deferred income taxes                               4,215,000      4,215,000
Other Assets                                        2,158,000      2,348,000
Goodwill, net of accumulated amortization of
 $1,093,000 and $971,000                                    -
 as of March 31, 1998 and December 31, 1997,
 respectively                                       6,409,000      6,393,000
                                                  -----------    -----------
                                                  $56,814,000    $50,961,000
                                                  ===========    ===========

THE L.L. KNICKERBOCKER CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                        March 31,                   December 31,
                                                                                          1998                          1997
                                                                                     -------------                 -------------
Current Liabilities:
Accounts payable and accrued expenses                                                $   9,388,000                 $   7,838,000
Commissions and royalties payable                                                          356,000                       751,000
Notes Payable                                                                            5,817,000                     3,650,000
Interest payable                                                                           282,000                       270,000
Income taxes payable                                                                       115,000                       123,000
Acquisition payable                                                                          8,000                         8,000
Due to shareholders of Krasner Group, Inc.                                                 900,000                       900,000
Loan from stockholder                                                                      935,000                       248,000
Current portion of long-term debt                                                          376,000                       242,000
Other current liabilities                                                                      --                        125,000
Deferred income taxes                                                                       49,000                        49,000
                                                                                     -------------                 -------------
 Total current liabilities                                                              18,226,000                    14,204,000
                                                                                     -------------                 -------------

Long-term liabilities:
Long-term debt, less current portion                                                       420,000                       661,000
Convertible debentures, net of discounts of $402,000
at March 31, 1998 and $444,000 at December 31, 1997                                      9,497,000                     9,455,000
Deferred gain                                                                            1,642,000                     1,642,000
                                                                                     -------------                 -------------
 Total long-term liabilities                                                            11,559,000                    11,758,000
                                                                                     -------------                 -------------
Minority interest                                                                          141,000                       274,000
                                                                                     -------------                 -------------
Stockholders' equity:
Common stock                                                                            27,357,000                    27,282,000
Additional paid-in capital                                                               3,904,000                     3,904,000
Retained earnings (deficit)                                                               (991,000)                   (1,230,000)
Foreign currency translation adjustment                                                 (3,382,000)                   (5,231,000)
                                                                                     -------------                 -------------
 Total stockholders' equity                                                             26,888,000                    24,725,000
                                                                                     -------------                 -------------
                                                                                     $  56,814,000                 $  50,961,000
                                                                                     =============                 =============

                        THE L.L. KNICKERBOCKER CO., INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

Cash flows provided by operating activities:                                            March 31,                    March 31,
                                                                                          1998                         1997
                                                                                     -------------                 -------------
Net income (loss)                                                                    $     239,000                 $  (3,839,000)
Adjustments to reconcile net income (loss) to net cash
 used in operating
 activities:
 Depreciation and amortization                                                             616,000                       503,000
 Debenture inducement                                                                          --                      1,899,000
 Gain on sale of investment - P.E.C.                                                    (2,846,000)                          --
 Equity in loss of investee companies                                                      553,000                       305,000
 Loss on disposition of fixed assets                                                        18,000                           --
 Minority interest                                                                        (133,000)                     (118,000)
 Amortization of debt discount                                                              42,000                       589,000
 Changes in operating accounts:                                                                --                            --
 Accounts receivable, net                                                               (1,568,000)                    2,928,000
 Receivable from stockholder/officer                                                     1,383,000                      (412,000)
 Income tax receivable                                                                         --                       (645,000)
 Inventories                                                                            (1,440,000)                   (1,242,000)
 Prepaid expenses and other current assets                                              (1,316,000)                   (2,161,000)
 Other assets                                                                               74,000                       (22,000)
 Accounts payable and accrued expenses                                                   1,437,000                    (2,103,000)
 Commissions and royalties payable                                                        (395,000)                     (241,000)
 Income tax payable                                                                         (8,000)                       41,000
 Other long term liabilities                                                                   --                        (51,000)
                                                                                     -------------                 -------------
Net cash used in operations                                                             (3,344,000)                   (4,569,000)
                                                                                     -------------                 -------------
Cash flows from investing activities:
 Acquisitions of property and equipment                                                   (273,000)                     (231,000)
 Proceeds from sales of property and equipment                                              21,000                           --
Investments                                                                                    --                         (8,000)
                                                                                     -------------                 -------------
Net cash used in investing activities                                                     (252,000)                     (239,000)
                                                                                     -------------                 -------------
Cash flows from financing activities:
 Net borrowings on line of credit                                                        2,167,000                      (182,000)
 Payments on long-term debt                                                                (74,000)                       83,000
 Borrowings on long-term debt                                                               52,000                           --
 Proceeds from exercise of common stock purchase warrants/options                           75,000                       346,000
 Proceeds from shareholder loan                                                          2,100,000                           --
 Payments on shareholder loan                                                           (1,413,000)                          --
                                                                                     -------------                 -------------
 Net cash provided by financing activities                                               2,907,000                       247,000
                                                                                     -------------                 -------------
Effect of Foreign currency translation                                                   1,030,000                        65,000
                                                                                     -------------                 -------------
Net increase (decrease) in cash and cash equivalents                                       341,000                    (4,496,000)
Cash and cash equivalents, beginning of period                                             342,000                     6,247,000
                                                                                     -------------                 -------------
Cash and cash equivalents, end of period                                             $     683,000                 $   1,751,000
                                                                                     =============                 =============

Supplemental Schedule of Noncash Investing and Financing Activity:

During the three months ended March 31, 1997, $5,388,000 of convertible debentures and $71,000 of accrued interest was converted to common stock.

During the three months ended March 31, 1997, the Company issued 90,614 shares of common stock in payment of $601,000 of acquisition payable.

Cash paid for interest                                                                 $   218,000              $   387,000
                                                                                       ===========              ===========
Cash paid (refunded) for income taxes                                                  $    32,000              $       --
                                                                                       ===========              ===========

THE L.L. KNICKERBOCKER CO., INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS


Note 1: Basis of Presentation:

The information set forth in these consolidated financial statements is unaudited except for the December 31, 1997 balance sheet. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1997.

Certain prior period balances have been reclassified to conform with current presentation.

Note 2:  Net Income Per Share:

     Earnings per common share (EPS) data were computed as follows:

Options and warrants to purchase 480,143 and 3,059,162 shares of common stock were outstanding as of March 31, 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                                                               1998                                      1997
                                            ----------------------------------------   ------------------------------------------
                                                                           Per-Share                                   Per-Share
                                              Income        Shares          Amount          Income       Shares         Amount
                                            ----------------------------------------   ------------------------------------------
Net Income (Loss)                           $   239,000                                $  (3,839,000)

Basic EPS
Income (loss) available to
 common shareholders                            239,000    19,053,855     $  0.01      $  (3,839,000)    16,933,273   $  (0.23)
                                                                          =======                                     ========

Effect of Dilutive Securities
Options and Warrants                                          773,198
Convertible debentures                      $    45,000       869,932
                                            -------------------------                  ----------------------------
Diluted EPS
Income (loss) available to common
 stockholders and assumed conversions       $   284,000    20,696,985     $  0.01      $  (3,839,000)    16,933,273   $  (0.23)
                                                                          =======                                     ========

Note  3:  Convertible Debentures:

In September, 1997, the Company issued Convertible Debentures (the Debentures) with a face value of $5,000,000 in a private placement to an institutional investor. This private placement yielded net proceeds to the Company totaling $4,675,000 after deducting costs associated with issuing the Debentures. The Debentures accrue interest at the rate of 6% per annum, payable upon conversion of the related debt or at debt maturity of September 7, 2000. Interest is payable in either cash or common stock of the Company at the option of the Company. The Debentures are convertible at the option of the holder into shares of the Company's common stock at a graduated discounted price ranging from 97% to 90% of an average of the 7 lowest trading days of the 30 consecutive trading days prior to conversion. The discounted price of 90% applies if the investor does not convert prior to the two year anniversary of the closing date. Through March 31, 1998, the Company had not issued any common shares in connection with the transaction.

The conversion of the notes at a maximum of 90% of the closing price of the Company's common stock resulted in the Debentures being issued at a discount (the conversion discount). The conversion discount is being recognized by the Company as non-cash interest expense over the term of the Debentures with a corresponding increase to the original principal amount of the Debentures. Upon conversion of the Debentures any portion of the conversion discount not previously recognized is recorded as interest expense on the conversion date. During the three months ended March 31, 1998, a total of $42,000 of non-cash interest expense was recorded relating to the Debentures.

In September 1996, the Company issued Convertible Debentures (the 1996 Debentures) with a face value of $15,500,000 in a private placement to institutional investors. This private placement yielded net proceeds to the Company totaling $14,730,000 after deducting costs associated with issuing the 1996 Debentures. The 1996 Debentures accrue interest at the rate of 7% per annum, payable quarterly in arrears on any unpaid or unconverted debt. The 1996 Debentures were convertible at the option of the holder into shares of the Company's common stock at a price equal to 85% of the closing price of the Company's common stock at the date of conversion, subject to a minimum and maximum conversion price of $5.25 and $12.00 per share, at any time through the second anniversary of the original date of issuance. Through March 31, 1998, the Company issued a total of 1,903,174 shares of its common stock in connection with the conversion of $12,499,000 of the original principal amount of the 1996 Debentures, plus interest accrued through the conversion dates.

The conversion of the notes at 85% of the closing price of the Company's common stock resulted in the 1996 Debentures being issued at a discount (the conversion discount). The conversion discount was being recognized by the Company as non-cash interest expense over the term of the 1996 Debentures with a corresponding increase to the original principal amount of the Debentures. Upon conversion of the 1996 Debentures any portion of the conversion discount not previously recognized was recorded as interest expense on the conversion date.

In January 1997, the Company reached agreement with the 1996 Debenture holders to tender all outstanding 1996 Debentures to the Company in exchange for new convertible Debentures (the New Debentures). Under the terms of the agreement, New Debentures were issued with a face value of 117.5% of the face value of the tendered Debentures. The New Debentures bear interest at 7% per year, payable quarterly. The New Debentures are convertible at the option of the holder into shares of the Company's common stock at $8.00 per share. The New Debentures must be converted by January 1999. As a result of the 17.5% premium given as an inducement to the Debenture holders to tender the original debentures into New Debentures, the Company recorded a non-cash restructuring charge of $1,899,000 in the first quarter of 1997.

Note 4:  Bank Financing

The Company has available to use for working capital purposes and to post letters of credit, a line of credit totaling $20,000,000, subject to certain limits. The line of credit encompasses the L.L. Knickerbocker Co., Inc.(LLK), Georgetown Collection, Inc. (GCI) and Krasner Group, Inc.(TKG) and expires in July 1999. Certain credit limits are established for each company. The credit limits are $4,000,000 for LLK, $13,000,000 for GCI and $3,000,000 for TKG.
Borrowing availability is determined by an advance rate on eligible accounts receivable and inventory. The line of credit includes sublimits for letters of credit and bankers acceptances aggregating $13,000,000, $4,000,000 and $3,000,000 for GCI, LLK and TKG, respectively. Borrowings bear interest at the bank's base rate (8.5% at March 31, 1998) plus 2% for GCI and TKG borrowings and plus 1% for LLK borrowings or, at the Company's option, an adjusted LIBOR rate. In addition, the Company is charged an Unused Line fee of .25% of the unused portion of the revolving loans.

At March 31, 1998, the Company had $5,501,000 of cash borrowings outstanding and outstanding letters of credit totaling $100,000. Available borrowings under the line of credit aggregated $7,059,000 at March 31, 1998. Borrowings are collateralized by substantially all assets of the Company. The line of credit agreement contains, among other things, restrictive financial covenants which require the Company to maintain certain leverage and current ratios (computed annually and quarterly), an interest coverage ratio (computed annually) and to achieve certain levels of annual income. The agreement also limits GCI annual capital expenditures and prohibits the payment of dividends. At March 31, 1998, the Company was in compliance with these covenants or had received a waiver from the bank for certain covenant violations.

S.L.S. and Harlyn have available lines of credit aggregating 72,000,000 Thai baht (approximately $1,532,000 at March 31, 1998). Outstanding borrowings bear interest at rates ranging from 15% to 18.75%.

Note 5:  Changes in Accounting Principles

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No 130, "Reporting Comprehensive Income". This statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive income (loss) is as follows:

                                                     March 31, 1998                  March 31, 1997

Net income (loss)                                    $    239,000                   $  (3,839,000)
Foreign currency translation gain (loss)                1,849,000                          65,000
                                                     -------------                  -------------
  Total Comprehensive income (loss)                  $  2,088,000                   $  (3,774,000)


Note 6:  Goodwill

As of January 1, 1998, the Company determined that, due to operating experience of Krasner Group, Inc. and Georgetown Collection, Inc. since the acquisition of these entities, the estimated useful life of goodwill associated with the acquisitions should be increased to 20 years. The effect of this change was an increase in net income of $66,000 or $.003 per share, for the three months ended March 31, 1998.

Note 7:  Inventories

As of March 31, 1998 and December 31, 1997 inventories consisted of the following:

                             March 31, 1998   December 31, 1997
                             --------------   -----------------
       Finished goods           $10,962,000         $ 8,968,000
       Work-in-progress             166,000             342,000
       Raw materials              1,163,000           1,541,000
                                -----------         -----------
                                $12,291,000         $10,851,000

Note 8:  Gain on sale of investment

On March 17, 1998, the Company completed a $3,000,000 transaction whereby it sold 2% of Pure Energy Corporation in exchange for 6% interest in Phoenix Environmental, Ltd. a development-stage corporation. The Company received 34,700 shares of Phoenix Environmental, Ltd. in exchange for 1,364 shares of Pure Energy Corporation. No cash was exchanged in the transaction. The transaction resulted in a gain to the Company of $2,847,000. Phoenix Environmental, Ltd. has developed a patented, proprietary technology that converts steel mill by-products and other steel-based waste streams into a marketable industrial product.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes the operations of the L.L. Knickerbocker Co., Inc. and subsidiaries for each of the periods discussed.

Results of operations

Three months ended March 31, 1998 and 1997

Net Sales

Net sales decreased to $11,482,000 for the three months ended March 31, 1998 from $13,441,000 for the three months ended March 31, 1997, a decrease of $1,959,000, or 14.6%. Of the $1,959,000 decrease, $1,524,000 was attributable to decreases in net sales from the Company's jewelry division and $435,000 from the Company's collectible products division. The decrease in net sales from the jewelry division is made up of a $1,175,000 decrease in fashion jewelry and accessories sales and a $349,000 decrease in fine jewelry sales. The decrease in both fine and fashion jewelry sales is primarily attributable to decreased programming time in the first quarter of 1998 over 1997 on the home shopping channels, major distribution channels for both fine and fashion jewelry and accessories. Also impacting the decrease in fine jewelry sales was the economic situation in Asia, where the Company brokers and sells semi-precious stones.
The decrease in sales of collectible products was primarily attributable to decreased airtime in the first quarter of 1998 on home shopping channels for the Company's celebrity driven products. The decrease in airtime on the home shopping channels was attributed to higher than expected levels of inventory built-up in 1997 with the Company's major customers in the home shopping industry.

GROSS PROFIT

Gross profit decreased to $6,626,000 for the three months ended March 31, 1998 from $6,797,000 for the three months ended March 31,1997, a decrease of $171,000 or 2.5%. As a percentage of net sales, gross profit increased to 57.7% in 1998 from 50.6% in 1997. The increase in gross profit percentage in 1998 over 1997 is due to the majority of the Company's sales mix , or 53.0%, coming from collectible products sold via direct response. Direct response sales are sales from catalog mailings and print advertisements ran by the Company. Direct response sales, as opposed to wholesale, business to business sales, generate higher margins to the Company as the products are sold at retail prices to individual consumers. The remaining net sales from the Company, outside of the portion contributed by direct response sales, come from wholesale sales. The Company's gross profit percentage will vary depending on the volume of direct
response sales in any particular quarter.   Correspondingly, should the majority
of the Company's sales come from fine and costume jewelry sales in any quarter, the gross profit percentage of the Company will be lower due to lower historical margins associated with jewelry production and sales.

ADVERTISING EXPENSE

Advertising expense increased to $2,413,000 for the three months ended March 31, 1998 from $1,577,000 for the three months ended March 31, 1997 due primarily to the expansion of advertising costs among more collectible brands in 1998 over 1997. The Company in 1998 is expanding the number of products marketed through the direct response marketing channel. Included in advertising expense are advertisement printing costs, catalog printing costs, media space in magazines, infomercial costs, and advertisement development costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Total selling, general and administrative expenses decreased to $5,771,000 for the three months ended March 31, 1998 from $6,269,000 for the three months ended March 31, 1997, a decrease of $498,000 or 7.9%. The percentage of revenues represented by these expenses increased from 46.6% in 1997 to 50.3% in 1998, primarily due to the decrease in revenues of $1,959,000 from the comparative
quarter in 1997.   The decrease in selling, general and administrative expenses is primarily attributable to the Company's focus on reducing its fixed, general and administrative costs of its collectible products division in the form of payroll reductions and aggressive consolidation of facilities, combined with improvements in operational efficiencies over the comparative 1997 quarter.

OTHER INCOME (EXPENSE)

Other income (expense) increased to $2,830,000 for the three months ended March 31, 1998 from $(113,000) for the three months ended March 31, 1997, an increase of $2,943,000. The increase relates primarily to a $2,847,000 gain recognized from the sale of a portion of the Company's investment in Pure Energy Corporation. The Company received, as consideration for the interest in Pure Energy Corporation transferred, an interest in Phoenix Environmental, Ltd., a development-stage corporation which has developed a patented, proprietary technology that converts steel mill by-products and other steel-based waste streams into a marketable industrial product.

INTEREST INCOME (EXPENSE)

Interest expense decreased to $581,000 for the three months ended March 31, 1998 from $3,093,000 for the three months ended March 31, 1997, a decrease of $2,512,000, or 81.2%. Of the decrease in interest expense of $2,512,000 in 1998, $2,490,000 relates to a combination of a restructuring charge and conversion discounts which occurred in the first quarter of 1997 associated with the Company's 1996 debenture offering. The remaining decrease of $22,000 of interest expense related primarily to reductions in the Company's net bank borrowings in 1998.

NET INCOME

As a result of the foregoing factors, net income increased to $239,000 for the three months ended March 31, 1998 from a net loss of $3,839,000 for the three months ended March 31, 1997, a change of $4,078,000.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations from internally generated cash flow, short-term borrowings and equity financings. As of March 31, 1998, the Company had working capital of $13,127,000, versus working capital of $15,883,000 at March 31, 1997.

Through the first quarter of 1998, the Company has continued to invest most of its available funds generated from operations and raised in its convertible debenture financing by capitalizing subsidiaries and developing new product categories.

In February 1997, the Company restructured its convertible debentures which had an unconverted balance of $10,850,000 prior to restructuring. The Company reached an agreement with the Debenture holders to tender all of the outstanding Debentures to the Company in exchange for new convertible Debentures (the "New Debentures"). Under the terms of the agreement, the New Debentures were issued with a face value of 117.5% of the unconverted balance of the tendered debentures. The New Debentures are convertible into common stock at the option of the holder at a fixed price of $8.00 per share. The New Debentures must be converted by January 1999. As a result of the 17.5% premium given as an inducement to the Debenture holders to tender the original debentures into New Debentures, the Company recorded a noncash charge of $1,899,000 in the first quarter of 1997. As of March 31, 1998, the principal balance outstanding on the New Debentures was $4,900,000.

The Company has obtained a $20,000,000 line of credit with BankBoston which replaced existing bank lines of credit to be used for working capital purposes. The line contains terms and restrictions which are standard to asset-based lending arrangements. The Company is in the process of expanding distribution and product categories and is limited in its ability to borrow on the $20,000,000 credit facility based upon current levels of inventory and receivables. As a result of the limitations on the usage of the $20,000,000 credit facility, the Company has looked to outside financing to supplement the credit facility. The Company is currently in the process of supplementing the credit facility with private financing.

Cash flow used in operations was $3,344,000 due to the increases in inventory, prepaid expenses, and accounts receivable during the three months ended March 31, 1998. Cash flows used in investing activities was $252,000 for the three months ended March 31, 1998, primarily related to upgrades of computer equipment. Cash flows provided by financing activities was $2,907,000 in 1998 due primarily to borrowings both the $20,000,000 credit facility. The current ratio for the Company decreased from 1.98 at December 31, 1997 to 1.84 at March 31, 1998.

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

                                    THE L.L. KNICKERBOCKER CO., INC.


Date:   May 13, 1998          By:   \S\Anthony P. Shutts
                                    Anthony P. Shutts
                                    Chief Financial Officer

                                    Signing on behalf of the registrant and as principal financial and accounting officer.