Form 10-Q
period 1998-06-30
KNICKERBOCKER L L CO INC
filed 1998-08-14
CIK 932136

                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended  June 30, 1998
                                                --------------
                                       OR
   [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number 0-25488

                        THE L.L. KNICKERBOCKER CO., INC.
             (Exact name of registrant as specified in its Charter)

                California                                33-0230641
          (State or Other Jurisdiction of              (I.R.S. Employer
          Incorporation or Organization)             Identification No.)

25800 Commercentre Drive Lake Forest, California             92630
     (Address of Principal Executive Offices)              (Zip Code)

       Issuer's Telephone Number, Including Area Code: (949)595-7900


Indicate by mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.   Yes  [X]  No  [_]

The number of shares outstanding of the registrant's Common Stock, as of August 7, 1998 was 19,746,205.

                               TABLE OF CONTENTS
                               -----------------


ITEM                                                                        PAGE
----

                         PART I-FINANCIAL INFORMATION
                         -----------------------------

1.        FINANCIAL STATEMENTS

          A.  Condensed Consolidated Statements of Operations
                (unaudited) for the three and six month periods
                ended June 30, 1998 and June 30, 1997......................   1

          B.  Condensed Consolidated Balance Sheets at June 30, 1998
                (unaudited) and December 31, 1997..........................   2

          C.  Condensed Consolidated Statements of Cash Flows (unaudited)
                for the six month periods ended June 30, 1998 and
                June 30, 1997..............................................   4

          D.  Notes to Condensed Consolidated Financial Statements.........   6

2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

          A.  Results of Operations........................................  11
          B.  Liquidity and Capital Resources..............................  15


                           PART II-OTHER INFORMATION
                           --------------------------
4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  17

6.        EXHIBITS AND REPORTS ON FORM 8-K.................................  17

          SIGNATURES.......................................................  17

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.   Financial Statements
-------  ---------------------

                        THE L.L. KNICKERBOCKER CO., INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                              Three months ended June 30,      Six months ended June 30,
                                                 1998           1997             1998           1997
                                              -----------    -----------      -----------    -----------
Sales, net of returns                         $13,434,000    $17,609,000      $24,916,000    $31,050,000
Cost of sales                                   6,488,000      8,701,000       11,344,000     15,167,000
                                              -----------    -----------      -----------    -----------
Gross profit                                    6,946,000      8,908,000       13,572,000     15,883,000
Advertising expense                             2,611,000      1,942,000        5,024,000      3,519,000
Selling expense                                 1,483,000      1,489,000        2,461,000      3,039,000
General and administrative expense              5,230,000      5,570,000       10,023,000     10,466,000
                                              -----------    -----------      -----------    -----------
Operating loss                                 (2,378,000)       (92,000)      (3,936,000)    (1,141,000)
Loss on equity method investments                 262,000        571,000          815,000        876,000
Other income (expense), net (Note 8)             (163,000)      (123,000)       2,667,000       (236,000)
Interest expense (Note 3)                         702,000        433,000        1,283,000      3,526,000
                                              -----------    -----------      -----------    -----------
Loss before minority interest and income
  tax expense (benefit)                        (3,505,000)    (1,219,000)      (3,367,000)    (5,779,000)
Minority interest in loss of subsidiary          (141,000)      (101,000)        (274,000)      (219,000)
Income tax benefit                               (826,000)      (557,000)        (794,000)    (1,160,000)
                                              -----------    -----------      -----------    -----------
Net loss                                      $(2,538,000)   $  (561,000)     $(2,299,000)   $(4,400,000)
                                              ===========    ===========      ===========    ===========
Net loss per share:
  Basic and diluted                           $     (0.13)   $     (0.03)     $     (0.12)   $     (0.25)
                                              ===========    ===========      ===========    ===========
Shares used in computing net loss per share:
  Basic and diluted                            19,126,757     17,867,818       19,038,910     17,379,133
                                              ===========    ===========      ===========    ===========

THE L.L. KNICKERBOCKER CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                   June 30,     December 31,
                                                    1998           1997
                                                 -----------    -----------
ASSETS

Cash and cash equivalents                        $   956,000    $    92,000
Restricted cash                                            -        250,000
Accounts Receivable                                9,992,000      8,021,000
Receivable from stockholder                          742,000      1,383,000
Inventories                                       12,196,000     10,851,000
Prepaid expenses and other current assets          7,858,000      7,486,000
                                                 -----------    -----------
  Total current assets                            31,744,000     28,083,000


Property and equipment, net                        5,620,000      5,537,000
Notes Receivable                                   1,800,000      1,800,000
Investments (Note 8)                               6,892,000      2,585,000
Deferred income taxes                              4,300,000      4,215,000
Other Assets                                       2,591,000      2,348,000
Goodwill, net of accumulated amortization of
  $1,214,000 and $971,000 as of June 30, 1998
  and December 31, 1997, respectively              6,254,000      6,393,000
                                                 -----------    -----------
                                                 $59,201,000    $50,961,000
                                                 ===========    ===========

THE L.L. KNICKERBOCKER CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                         June 30,   December 31,
                                                          1998         1997
                                                       -----------  -----------
Current Liabilities:

Accounts payable and accrued expenses                  $ 8,601,000  $ 7,838,000
Commissions and royalties payable                          660,000      751,000
Notes Payable                                            5,152,000    3,650,000
Interest payable                                           405,000      270,000
Income taxes payable                                        83,000      123,000
Acquisition payable                                          8,000        8,000
Due to shareholders of Krasner Group, Inc.                 745,000      900,000
Loan from stockholder                                                   248,000
Current portion of long-term debt                          158,000      242,000
Other current liabilities                                   66,000      125,000
Deferred income taxes                                       49,000       49,000
                                                       -----------  -----------
  Total current liabilities                             15,927,000   14,204,000

Long-term liabilities:
Long-term debt, less current portion                       547,000      661,000
Convertible debentures, net of discounts of $1,454,000
  at June 30, 1998 and $444,000 at December 31, 1997    15,195,000    9,455,000
Deferred gain                                            1,642,000    1,642,000
                                                       -----------  -----------
  Total long-term liabilities                           17,384,000   11,758,000

Minority interest                                                -      274,000
                                                       -----------  -----------

Stockholders' equity:
Common stock                                            27,719,000   27,282,000
Additional paid-in capital                               6,120,000    3,904,000
Accumulated deficit                                     (3,529,000)  (1,230,000)
Foreign currency translation adjustment                 (4,420,000)  (5,231,000)
                                                       -----------  -----------
  Total stockholders' equity                            25,890,000   24,725,000
                                                       -----------  -----------
                                                       $59,201,000  $50,961,000
                                                       ===========  ===========

                        THE L.L. KNICKERBOCKER CO., INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                      June 30,      June 30,
                                                                       1998          1997
                                                                    -----------   -----------
Cash flows provided by operating activities:
Net loss                                                            $(2,299,000)  $(4,400,000)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                       1,227,000     1,168,000
  Debenture inducement                                                              1,899,000
  Gain on sale of investment - P.E.C.                                (2,847,000)
  Equity in loss of investee companies                                  815,000       876,000
  Loss on disposition of fixed assets                                    18,000
  Minority interest                                                    (274,000)     (219,000)
  Amortization of debt discount                                         160,000       589,000
  Expense related to stock options                                        5,000
  Deferred income taxes                                                (800,000)
  Changes in operating accounts:
  Accounts receivable, net                                           (1,971,000)    3,082,000
  Receivable from stockholder/officer                                   641,000      (781,000)
  Income tax receivable                                                            (1,573,000)
  Inventories                                                        (1,345,000)   (1,981,000)
  Prepaid expenses and other current assets                            (372,000)   (1,124,000)
  Other assets                                                         (108,000)      171,000
  Accounts payable and accrued expenses                                 871,000      (920,000)
  Commissions and royalties payable                                     (91,000)       62,000
  Income tax payable                                                    (40,000)
  Other long term liabilities                                                         (51,000)
                                                                    -----------   -----------
Net cash used in operating activities                                (6,410,000)   (3,202,000)
Cash flows from investing activities:
  Acquisitions of property and equipment                               (534,000)   (1,947,000)
  Proceeds from sales of property and equipment                          21,000
  Investments/advances to investees                                    (487,000)      (91,000)
                                                                    -----------   -----------
Net cash used in investing activities                                (1,000,000)   (2,038,000)
Cash flows from financing activities:
  Net borrowings (repayments) on line of credit                       1,502,000    (1,510,000)
  Payments on long-term debt                                           (148,000)     (150,000)
  Proceeds from exercise of common stock purchase warrants/options                    478,000
  Net proceeds (repayments) from shareholder loan                      (248,000)    1,000,000
  Deferred debt issue costs                                            (427,000)
  Proceeds from issuance of convertible debentures                    7,000,000
                                                                    -----------   -----------
  Net cash provided by (used in) financing activities                 7,679,000      (182,000)
Effect of foreign currency translation                                  345,000       (47,000)
                                                                    -----------   -----------
Net increase (decrease) in cash and cash equivalents                    614,000    (5,469,000)
Cash and cash equivalents, beginning of period                          342,000     6,747,000
                                                                    -----------   -----------
Cash and cash equivalents, end of period                            $   956,000   $ 1,278,000
                                                                    ===========   ===========
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest                                              $   566,000   $   789,000
                                                                    ===========   ===========
Cash paid (refunded) for income taxes                               $    40,000   $         -
                                                                    ===========   ===========

                        THE L.L. KNICKERBOCKER CO., INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (unaudited)

Supplemental Schedule of Noncash Investing and Financing Activity:

During the six months ended June 30, 1998 and 1997, $250,000 and $8,173,000 of convertible debentures and $32,000 and $110,000 of accrued interest, respectively was converted to common stock.

During the six months ended June 30, 1998 and 1997, the Company issued 38,954 and 156,106 shares of common stock in payment of $155,000 and $976,000, respectively of liability to former Krasner shareholders.

During the six months ended June 30, 1998, the Company acquired property and equipment under capital lease obligations totaling $91,000.

During the six months ended June 30, 1998, the Company recorded a $1,788,000 increase to investments in connection with the initial public offering of Ontro, Inc. (Note 8).

THE L.L. KNICKERBOCKER CO., INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS


NOTE 1: BASIS OF PRESENTATION

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

The accompanying condensed consolidated financial statements include the accounts of The L.L. Knickerbocker Co., Inc.; its wholly-owned subsidiaries The Krasner Group, Inc., Harlyn International, Ltd., L.L. Knickerbocker (Thai) Company, Ltd, and S.L.S Trading Co., Ltd.,; and its majority-owned subsidiary Georgetown Collection, Inc. All intercompany accounts and transactions have been eliminated.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain prior period balances have been reclassified to conform with current presentation.

NOTE 2:  EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), in the fourth quarter of 1997. Shares issuable upon the exercise of common stock warrants and options and shares issuable upon the conversion of convertible debentures have been excluded from the three and six month periods ended June 30, 1998 and 1997 per share calculation because their effect is antidilutive.

NOTE 3:  CONVERTIBLE DEBENTURES

In June 1998, the Company issued Convertible Debentures (the 1998 Debentures) with a face value of $7,000,000 in a private placement to institutional investors. This private placement yielded net proceeds to the Company totaling $6,573,000 after deducting costs associated with issuing the 1998 Debentures. The 1998 Debentures accrue interest at the rate of 6% per annum, payable upon conversion of the related debt. The 1998 Debentures are convertible at the option of the holder into shares of the Company's common stock at a conversion price of $4.02. As of June 30, 1998, none of the 1998 Debentures had been converted.

The 1998 Debentures are subject to an agreement whereby within 120 days of issuance of the 1998 Debentures and after approval by the shareholders of the Company of the issuance of the 1998 Debentures and the creation of a class of Preferred Stock of the Company, the 1998 Debentures will be exchanged for shares of newly created Preferred Stock of the Company, the terms of which shall be substantially similar to that of the 1998 Debentures. The Preferred Stock will be convertible into shares of common stock of the Company at the lower of $4.02 or a graduated discounted price ranging from 97% to 90% of an average of the 7 lowest trading days of the 30 consecutive trading days prior to conversion.
The discounted price of 90% applies if the investor does not convert prior to the two-year anniversary of the closing date. To the extent the Company is not able to exchange the 1998 Debentures for Preferred Stock, under the terms of the agreement, the 1998 Debentures will mature on October 6, 1998. Management believes the Company will be able to satisfy the conditions of conversion to Preferred Stock.

The conversion of the securities at a maximum of 90% of the closing price of the Company's common stock resulted in the 1998 Debentures being issued at a discount (the conversion discount). The Company is recognizing the conversion discount as non-cash interest expense over the estimated term of the 1998 Debentures (two years) with a corresponding increase to the original principal amount of the 1998 Debentures. In connection with the issuance of the 1998 Debentures, the Company issued to the investors warrants to purchase 261,194 shares of common stock. The warrants vest as of the grant date with an exercise price of $4.72 per share, which was equivalent to 135% of the fair market value of the Company's common stock at the date of grant and are valid for five years from the date of the grant. The warrants have an ascribed value of $470,000, which was recorded as debt discount (the warrant discount) and additional paid-in capital. The Company is recognizing the warrant discount as non-cash interest expense over the term of the securities (three years). Upon conversion of the 1998 Debentures any portion of the conversion discount not previously recognized is recorded as interest expense on the conversion date. During the six months ended June 30, 1998, a total of $41,000 of non-cash interest expense was recorded relating to the 1998 Debentures.

In September 1997, the Company issued Convertible Debentures (the 1997 Debentures) with a face value of $5,000,000 in a private placement to an institutional investor. This private placement yielded net proceeds to the Company totaling $4,675,000 after deducting costs associated with issuing the 1997 Debentures. The 1997 Debentures accrue interest at the rate of 6% per annum, payable upon conversion of the related debt or at debt maturity of September 7, 2000. Interest is payable in either cash or common stock of the Company at the option of the Company. The 1997 Debentures are convertible at the option of the holder into shares of the Company's common stock at a graduated discounted price ranging from 97% to 90% of an average of the 7 lowest
trading days of the 30 consecutive trading days prior to conversion.   The
discounted price of 90% applies if the investor does not convert prior to the two-year anniversary of the closing date. Through June 30, 1998, the Company issued a total of 67,103 shares of its common stock in connection with the conversion of $250,000 of the principal amount of the 1997 Debentures, plus interest accrued through the conversion date.

The conversion of the notes at a maximum of 90% of the closing price of the Company's common stock resulted in the 1997 Debentures being issued at a discount (the conversion discount). The Company is recognizing the conversion discount as non-cash interest expense over the estimated term of the 1997 Debentures (two years) with a corresponding increase to the original principal amount of the 1997 Debentures. Upon conversion of the 1997 Debentures any portion of the conversion discount not previously recognized is recorded as interest expense on the conversion date. During the six months ended June 30, 1998, a total of $255,000 of non-cash interest expense was recorded relating to the 1997 Debentures, including $19,000 relating to the additional conversion discount recorded upon conversion.

In September 1996, the Company issued Convertible Debentures (the 1996 Debentures) with a face value of $15,500,000 in a private placement to institutional investors. This private placement yielded net proceeds to the Company totaling $14,730,000 after deducting costs associated with issuing the 1996 Debentures. The 1996 Debentures accrue interest at the rate of 7% per annum, payable quarterly. The 1996 Debentures were convertible at the option of the holder into shares of the Company's common stock at a price equal to 85% of the closing price of the Company's common stock at the date of conversion, subject to a minimum and maximum conversion price of $5.25 and $12.00 per share, at any time through the second anniversary of the original date of issuance. Through June 30, 1998, the Company issued a total of 1,903,174 shares of its common stock in connection with the conversion of $12,499,000 of the original principal amount of the 1996 Debentures, plus interest accrued through the conversion dates.

The conversion of the notes at 85% of the closing price of the Company's common stock resulted in the 1996 Debentures being issued at a discount (the conversion discount). The conversion discount was being recognized by the Company as non-cash interest expense over the term of the 1996 Debentures with a corresponding increase to the original principal amount of the Debentures. Upon conversion of the 1996 Debentures any portion of the conversion discount not previously recognized was recorded as interest expense on the conversion date. During the six months ended June 30, 1998 and 1997, a total of $63,000 and $2,648,000, respectively, of non-cash interest expense was recorded relating to the 1996 Debentures, including $537,000 in the six months ended June 30, 1997 relating to the additional conversion discount recorded upon conversion. In January 1997, the Company reached agreement with the 1996 Debenture holders to tender all outstanding 1996 Debentures to the Company in exchange for new convertible Debentures (the New Debentures). Under the terms of the agreement, New Debentures were issued with a face value of 117.5% of the face value of the tendered debentures. The New Debentures bear interest at 7% per year, payable quarterly. The New Debentures are convertible at the option of the holder into shares of the Company's common stock at $8.00 per share. The New Debentures must be converted by January 1999. As a result of the 17.5% premium given as an inducement to the Debenture holders to tender the original debentures into New Debentures, the Company recorded a non-cash charge of $1,899,000 in the first quarter of 1997.

NOTE 4:  BANK FINANCING

The Company has available to use for working capital purposes and to post letters of credit, a line of credit totaling $20,000,000, subject to certain limits. The line of credit encompasses The L.L. Knickerbocker Co., Inc. (LLK), Georgetown Collection, Inc. (GCI) and Krasner Group, Inc. (TKG) and expires in July 1999. Certain credit limits are established for each company. The credit limits are $4,000,000 for LLK, $13,000,000 for GCI and $3,000,000 for TKG.
Borrowing availability is determined by an advance rate on eligible accounts receivable and inventory. The line of credit includes sublimits for letters of credit and bankers acceptances aggregating $13,000,000, $4,000,000 and $3,000,000 for GCI, LLK and TKG, respectively. Borrowings bear interest at the bank's base rate (8.5% at June 30, 1998) plus 2% for GCI and TKG borrowings and plus 1% for LLK borrowings or, at the Company's option, an adjusted LIBOR rate. In addition, the Company is charged an Unused Line fee of .25% of the unused portion of the revolving loans.

At June 30, 1998, the Company had $5,152,000 of cash borrowings outstanding and outstanding letters of credit totaling $338,000. Available borrowings under the line of credit aggregated $2,955,000 at June 30, 1998. Borrowings are collateralized by substantially all assets of the Company. The line of credit agreement contains, among other things, restrictive financial covenants that require the Company to maintain certain leverage and current ratios (computed annually and quarterly), an interest coverage ratio (computed annually) and to achieve certain levels of annual income. The agreement also limits GCI annual capital expenditures and prohibits the payment of dividends. At June 30, 1998, the Company was in compliance with these covenants.

S.L.S. Trading Co., Ltd. and Harlyn International, Inc. have available lines of credit aggregating 72,000,000 Thai baht (approximately $1,690,000 at June 30,
1998). Outstanding borrowings bear interest at rates ranging from 15% to 18.75%.

NOTE 5:  CHANGES IN ACCOUNTING PRINCIPLES

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No 130, "Reporting Comprehensive Income". This statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive loss is as follows:

Six months ended:                                June 30, 1998    June 30, 1997

Net loss                                          $(2,299,000)     $(4,400,000)
Foreign currency translation gain (loss)              811,000         (135,000)
                                                  -----------      -----------
  Total Comprehensive loss                        $(1,488,000)     $(4,535,000)
                                                  ===========      ===========

Three months ended:                              June 30, 1998    June 30, 1997

Net loss                                          $(2,538,000)      $(561,000)
Foreign currency translation gain (loss)           (1,038,000)       (200,000)
                                                  -----------       ---------
  Total Comprehensive loss                        $(3,576,000)      $(761,000)
                                                  ===========       =========

Note 6:  Goodwill

As of January 1, 1998, the Company determined that, due to operating experience of Krasner Group, Inc. and Georgetown Collection, Inc. since the acquisition of these entities, the estimated useful life of goodwill associated with the acquisitions should be increased to 20 years. The effect of this change was a decrease in net loss of approximately $142,000 or $.007 per share, for the six months ended June 30, 1998.

Note 7:  Inventories

As of June 30, 1998 and December 31, 1997 inventories consisted of the following:

                                June 30, 1998      December 31, 1997
                                -------------      -----------------
          Finished goods         $10,141,000          $ 8,968,000
          Work-in-progress           851,000              342,000
          Raw materials            1,204,000            1,541,000
                                 -----------          -----------
                                 $12,196,000          $10,851,000
                                 ===========          ===========

Note 8:  Investments

On March 17, 1998, the Company completed a $3,000,000 transaction whereby it sold 2% of Pure Energy Corporation in exchange for a 6% interest in Phoenix Environmental, Ltd. a development-stage corporation. The Company received 34,700 shares of Phoenix Environmental, Ltd. in exchange for 1,364 shares of Pure Energy Corporation. No cash was exchanged in the transaction. The transaction resulted in a gain to the Company of $2,847,000. Phoenix Environmental, Ltd. has developed a patented, proprietary technology that converts steel mill by-products and other steel-based waste streams into a marketable industrial product.

In September 1996 the Company purchased an equity interest in Ontro, Inc. (Ontro). The purchase price consisted of $600,000 in cash for 858,673 common shares. The investment provided the Company with a 27.8% common equity interest in Ontro. In May 1998 Ontro successfully completed an initial public offering whereby Ontro received approximately $15 million and issued 3,400,000 shares of its common stock. As a result of the sale of previously unissued shares to the public, the Company's ownership interest in Ontro was reduced to 13.2% and the Company increased the balance of its investment in Ontro to reflect the enhanced value of the Company's equity interest in Ontro. The net increase of $1,073,000 was recorded as a capital transaction, resulting in an increase to the Company's additional paid-in capital account after giving effect to deferred taxes of $715,000.

Note 9:   Subsequent Events

In July 1998, the Company issued 761,560 shares of its common stock in connection with the conversion of $1,750,000 of the principal amount of the 1997 Debentures, plus interest accrued through the conversion date.

In August 1998 the Company entered into an agreement with the 1997 Debenture holders whereby the Company has the right, until September 1, 1998, to purchase up to $3,000,000 of the principal amount of the 1997 Debentures, adjusted for conversions through September 1, 1998, for a purchase price in cash of 110% of face value. In connection with the agreement the Company issued to the Debenture holders warrants to purchase an aggregate of 213,132 shares of common stock. The warrants have an aggregate ascribed value of $228,000, which will be recorded as non-cash interest expense in the third quarter of 1998. The 10% premium over face value will be recognized as expense as the Company exercises its right to purchase the debentures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes the operations of the L.L. Knickerbocker Co., Inc. and subsidiaries for each of the periods discussed.

Results of operations

Three months ended June 30, 1998 and 1997

Net Sales

Net sales decreased to $13,434,000 for the three months ended June 30, 1998 from $17,609,000 for the three months ended June 30, 1997, a decrease of $4,175,000, or 23.7%. Of the $4,175,000 decrease, $2,017,000 was attributable to a decrease in net sales from the Company's celebrity-driven collectible doll programs, $1,313,000 was attributed to the Company's non-celebrity collectible doll programs, $585,000 was attributed to the Company's celebrity-driven fashion jewelry programs, and $260,000 was attributed to the Company's fine jewelry program. The decrease in net sales from celebrity-driven collectible doll programs related primarily to decreased programming time for new products by the Company's major customer in the home shopping industry. A higher percentage of programming time was utilized to reduce the customer's higher than expected inventory levels remaining from previous orders. Management believes that increased programming time dedicated to new products will begin in the third quarter of 1998. The decrease in non-celebrity collectible doll revenues was primarily attributed to lower than expected response from the Company's direct response advertisement campaigns. The decrease in net sales from the Company's fashion jewelry sales is primarily attributable to lower dollar amount orders from the Company's major customer in the home shopping industry, the primary distribution channel for fashion jewelry. The decrease in fine jewelry sales related to decreases in raw stone sales that have been impacted by the downturn in the economy in Thailand. The Company continues to assess the potential of sales expansion of existing products through new distribution channels, as well as continuing to develop new product categories.

Gross Profit

Gross profit decreased to $6,946,000 for the three months ended June 30, 1998 from $8,908,000 for the three months ended June 30, 1997, a decrease of $1,962,000 or 22.0%. As a percentage of net sales, gross profit for the quarter increased to 51.7% in 1998 from 50.6% in 1997. The increase in the gross profit percentage in 1998 over 1997 is due primarily to increases in gross profit margins in the Company's non-celebrity collectible doll programs and fashion and fine jewelry programs, offset by a temporary decrease in gross profit margin
from the Company's celebrity-driven collectible doll program.   Impacting gross
profit margins of the Company is the percentage of the Company's sales mix that is generated from collectible products sold via direct response. In the quarter ended June 30, 1998, 37.9% of the Company's revenues were generated from direct response distribution, versus 36.4% in 1997. Direct response sales are generated by catalog mailings and print advertisements placed by the Company. Direct response sales, as opposed to wholesale, business to business sales, generate higher margins to the Company as the products are sold at retail prices to individual consumers. The remaining net sales of the Company, other than the portion contributed by direct response sales, are generated from wholesale sales. Therefore, the Company's gross profit percentage will vary depending on the volume of direct response sales in any particular quarter. Correspondingly, should the majority of the Company's sales come from fine and costume jewelry sales in any quarter, the gross profit percentage of the Company will be lower due to lower historical margins associated with jewelry production and sales.

Advertising expense

Advertising expense increased to $2,611,000 for the three months ended June 30, 1998 from $1,942,000 for the three months ended June 30, 1997, due primarily to the Company's expansion of its direct response advertising campaigns among a greater number of collectible brands in 1998. Additionally, the Company is incurring higher advertising costs in 1998 due to the expansion into retail
distribution for the Company's products.   Included in advertising expense are
advertisement printing costs, catalog printing costs, media space in magazines, and advertisement creative and development costs.

Selling expense

Selling expense decreased slightly to $1,483,000 for the three months ended June 30, 1998 from $1,489,000 for the three months ended June 30, 1997, due primarily to lower royalty expense attributable to lower revenues in 1998, offset by increases in trade show expenses related to the Company's expansion of its retail distribution channel. Selling expenses include royalty expense, commission expense, trade show expenses, and other sales promotion expenses.

General and administrative expenses

General and administrative expenses decreased to $5,230,000 for the three months ended June 30, 1998 from $5,570,000 for the three months ended June 30, 1997, a decrease of $340,000, or 6.1%. The percentage of revenues represented by these
expenses increased from 31.6% in 1997 to 38.9% in 1998.   The increase in
general and administrative expenses as a percentage of revenues resulted primarily from the 23.7% decrease in the revenue base in 1998 from 1997. The $340,000 decrease in general and administrative expenses related primarily to the Company's aggressive efforts to cut general and administrative expenses across the Company's diverse product divisions, offset by increased personnel costs and higher operating costs associated with the Company's new headquarters in California and its jewelry facility in Thailand.

Loss from equity method investments

Loss from equity method investments decreased to $262,000 for the three months ended June 30, 1998 from $571,000 for the three months ended June 30, 1997. The major component of the 1998 loss from equity method investments stems from the Company's 50% interest in Arkenol Asia, LLC. Included in the June 30, 1997 loss from equity method investments are losses incurred from independent, development-stage corporations of which the Company owns a substantial interest, in most cases greater than 19.9%. Under the equity method of accounting, the Company must report its percentage ownership of losses incurred by the development-stage corporations. During the three months ended June 30, 1998, the Company did not account for investments in Pure Energy Corporation and Ontro, Inc. under the equity method due to reductions in ownership interest.

Other income (expense)

Other expense increased to $163,000 for the three months ended June 30, 1998 from $123,000 for the three months ended June 30, 1997, an increase of $40,000, or 32.5%. The increase relates primarily to foreign currency losses realized by Thailand-based subsidiaries as a result of foreign currency fluctuations.

Interest expense

Interest expense increased to $702,000 for the three months ended June 30, 1998 from $433,000 for the three months ended June 30, 1997, an increase of $269,000, or 62.1%. The increase occurred primarily as a result of increased interest charges from the issuance of convertible debentures totaling $5,000,000 and $7,000,000 in September 1997 and June 1998, respectively. Included in interest expense are noncash charges of $228,000 that are classified as interest expense.

Net Loss

As a result of the foregoing factors, net loss increased to $2,538,000 for the three months ended June 30, 1998 from net loss of $561,000 for the three months ended June 30, 1997, an increase in net loss of $1,977,000.

Six months ended June 30, 1998 and 1997

Net Sales

Net sales decreased to $24,916,000 for the six months ended June 30, 1998 from $31,050,000 for the six months ended June 30, 1997, a decrease of $6,134,000, or 19.8%. Of the $6,134,000 decrease, $2,645,000 was attributable to a decrease in net sales from the Company's celebrity-driven collectible doll programs, $1,762,000 was attributed to the Company's celebrity-driven fashion jewelry programs, $1,119,000 was attributed to the Company's non-celebrity collectible doll programs, and $608,000 was attributed to the Company's fine jewelry program. The decrease in net sales from celebrity-driven collectible doll programs related primarily to decreased programming time for new products by the Company's major customer in the home shopping industry. A higher percentage of programming time was utilized to reduce the customer's higher than expected inventory levels remaining from previous orders. Management believes that increased programming time dedicated to new products will begin in the third quarter of 1998. The decrease in non-celebrity collectible doll revenues was primarily attributed to lower than expected response from the Company's direct response advertisement campaigns. The decrease in net revenues from the Company's fashion jewelry sales is primarily attributable to lower dollar amount orders from the Company's major customer in the home shopping industry, the primary distribution channel for fashion jewelry. The decrease in fine jewelry revenues related to decreases in raw stone sales that have been impacted by the downturn in the economy in Thailand. The Company continues to assess the potential of sales expansion of existing products through new distribution channels, as well as continuing to develop new product categories.

Gross Profit

Gross profit decreased to $13,572,000 for the six months ended June 30, 1998 from $15,883,000 for the three months ended June 30, 1997, a decrease of $2,311,000 or 14.6%. As a percentage of net sales, gross profit for the quarter increased to 54.5% in 1998 from 51.2% in 1997. The increase in the gross profit percentage in 1998 over 1997 is due primarily to increases in gross profit margins in the Company's non-celebrity collectible doll programs, fashion and fine jewelry programs, offset by a temporary decrease in gross profit margin
from the Company's celebrity-driven collectible doll program.   Impacting gross
profit margins of the Company is the percentage of the Company's sales mix that is generated from collectible products sold via direct response. In the six months ended June 30, 1998, 44.9% of the Company's revenues were generated from direct response distribution, versus 39.6% in 1997. Direct response sales are generated by catalog mailings and print advertisements placed by the Company. Direct response sales, as opposed to wholesale, business to business sales, generate higher margins to the Company as the products are sold at retail prices to individual consumers. The remaining net sales of the Company, other than the portion contributed by direct response sales, are generated from wholesale sales. Therefore, the Company's gross profit percentage will vary depending on the volume of direct response sales in any particular quarter. Correspondingly, should the majority of the Company's sales come from fine and costume jewelry sales in any quarter, the gross profit percentage of the Company will be lower due to lower historical margins associated with jewelry production and sales.

Advertising expense

Advertising expense increased to $5,024,000 for the six months ended June 30, 1998 from $3,519,000 for the six months ended June 30, 1997, due primarily to the Company's expansion of its direct response advertising campaigns among more collectible brands in 1998. Additionally, the Company is incurring higher advertising costs in 1998 due to the expansion of retail distribution for the Company's products.

Included in advertising expense are advertisement printing costs, catalog printing costs, media space in magazines, and advertisement creative and development costs.

Selling expense

Selling expense decreased to $2,461,000 for the six months ended June 30, 1998 from $3,039,000 for the six months ended June 30, 1997, due primarily to lower royalty expense attributable to lower revenues in 1998, offset by increases in trade show expenses related to the Company's expansion of its products into retail distribution. Selling expenses include royalty expense, commission expense, trade show expenses, and other sales promotion expenses.

General and administrative expenses

General and administrative expenses decreased to $10,023,000 for the six months ended June 30, 1998 from $10,466,000 for the six months ended June 30, 1997, a decrease of $443,000, or 4.2%. The percentage of revenues represented by these
expenses increased from 33.7% in 1997 to 40.2% in 1998.   The increase in
general and administrative expenses as a percentage of revenues resulted primarily from the 19.8% decrease in the revenue base in 1998 from 1997. The $443,000 decrease in general and administrative expenses related primarily to the Company's aggressive efforts to cut general and administrative expenses across the Company's diverse product divisions, offset by increased personnel costs and higher operating costs associated with the Company's new headquarters in California and its jewelry facility in Thailand.

Loss from equity method investments

Loss from equity method investments decreased slightly to $815,000 for the six months ended June 30, 1998 from $876,000 for the six months ended June 30, 1997. The major components of the 1998 loss from equity method investments stem from the Company's 50% interest in Arkenol Asia, LLC and approximately 30% interest in Pure Energy Corporation, both development-stage corporations. Under the equity method of accounting, the Company must report its percentage ownership of losses incurred by the development-stage corporations. Effective April 1, 1998 the Company discontinued the application of the equity method to its investment in Pure Energy Corporation due to a reduction in ownership interest during 1998.

Other income (expense)

Other income (expense) increased to $2,667,000 for the six months ended June 30, 1998 from $(236,000) for the six months ended June 30, 1997, an increase of $2,903,000. The increase relates primarily to a sale of a portion of the Company's interest in Pure Energy Corporation which occurred in the first quarter of 1998. In exchange for the interest in Pure Energy Corporation, the Company received a 6% interest in Phoenix Environmental, Ltd., a development-stage corporation which has developed a patented, proprietary technology that converts steel mill byproducts and other steel-based waste streams into a marketable industrial product.

Interest expense

Interest expense decreased to $1,283,000 for the six months ended June 30, 1998 from $3,526,000 for the six months ended June 30, 1997, a decrease of $2,243,000, or 36.6%. The decrease occurred primarily as a result of a $1,899,000 noncash restructuring charge and noncash conversion discounts incurred in 1997 associated with the Company's 1996 convertible debenture offering, offset by increased interest charges from the issuance of convertible debentures totaling $5,000,000 and $7,000,000 in September 1997 and June 1998, respectively. Included in interest expense are noncash charges of $359,000 that are classified as interest expense.

Net Loss

As a result of the foregoing factors, net loss decreased to $2,299,000 for the six months ended June 30, 1998 from net loss of $4,400,000 for the six months ended June 30, 1997, a decrease in net loss of $2,101,000.



Liquidity and Capital Resources

The Company has financed its operations from its existing cash, short-term borrowings and equity and debt financings. As of June 30, 1998, the Company had working capital of $15,817,000, versus working capital of $16,010,000 at June 30, 1997.

Through the second quarter of 1998, the Company has continued to invest most of its available funds generated from operations and raised in its convertible debenture financing by capitalizing subsidiaries, purchasing inventory for seasonal needs and developing new product categories.

The Company has available to use for working capital purposes and to post letters of credit, a line of credit totaling $20,000,000, subject to certain limits. The line of credit encompasses The L.L. Knickerbocker Co., Inc. (LLK), Georgetown Collection, Inc. (GCI) and Krasner Group, Inc. (TKG) and expires in July 1999. Certain credit limits are established for each company. The credit limits are $4,000,000 for LLK, $13,000,000 for GCI and $3,000,000 for TKG.
Borrowing availability is determined by an advance rate on eligible accounts receivable and inventory. The line of credit includes sublimits for letters of credit and bankers acceptances aggregating $13,000,000, $4,000,000 and $3,000,000 for GCI, LLK and TKG, respectively. Borrowings bear interest at the bank's base rate (8.5% at June 30, 1998) plus 2% for GCI and TKG borrowings and plus 1% for LLK borrowings or, at the Company's option, an adjusted LIBOR rate. In addition, the Company is charged an Unused Line fee of .25% of the unused portion of the revolving loans.

At June 30, 1998, the Company had $5,152,000 of cash borrowings outstanding and outstanding letters of credit totaling $338,000. Available borrowings under the line of credit aggregated $2,955,000 at June 30, 1998. Borrowings are collateralized by substantially all assets of the Company. The line of credit agreement contains, among other things, restrictive financial covenants that require the Company to maintain certain leverage and current ratios (computed annually and quarterly), an interest coverage ratio (computed annually) and to achieve certain levels of annual income. The agreement also limits GCI annual capital expenditures and prohibits the payment of dividends. At June 30, 1998, the Company was in compliance with these covenants.

The Company is in the process of expanding distribution and product categories and is limited in its ability to borrow on the $20,000,000 credit facility based upon current levels of inventory and receivables. As a result of the limitations on the usage of the $20,000,000 credit facility, the Company has looked to outside financing to supplement the credit facility, completing a $7,000,000 convertible debenture offering in June 1998.

Cash flow used in operations was $6,410,000 in 1998 compared to $3,202,000 in 1997. The increase in cash used in operations was due primarily to the increase in accounts receivable during the six months ended June 30, 1998, offset by a decrease in accounts payable and accrued expenses. Cash flow used in investing activities was $1,000,000 for the six months ended June 30, 1998, primarily related to acquisitions of property and equipment and advances to Arkenol Asia, LLC, a joint venture in which the Company has a 50% interest. Cash flow provided by financing activities was $7,679,000 in 1998 due primarily to borrowings on the $20,000,000 credit facility and net proceeds from the convertible debenture offering completed in June 1998. The current ratio for the Company increased from 1.98 at December 31, 1997 to 1.99 at June 30, 1998.

In August 1998, the Company entered into an agreement with the 1997 Debenture holders whereby the Company has the right, until September 1, 1998, to purchase up to $3,000,000 of the principal amount of the 1997 Debentures, for a purchase price in cash of 110% of face value. The Company anticipates that it will fund the repurchase of the unconverted debentures from the proceeds of anticipated future sales of investments held as of June 30, 1998.

Based on current plans and business conditions the Company expects that its cash, investments and/or available borrowings under its line of credit together with any amounts generated from operations will be sufficient to meet the Company's cash requirements for the foreseeable future. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company.

Seasonality and Quarterly Results

The Company's business is subject to seasonal fluctuations. The Company's celebrity collectible doll and non-celebrity doll programs and to a lesser extent, its fine jewelry programs, have historically experienced greater sales in the latter portion of the year. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

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

The Company has initiated a conversion from existing accounting software to programs that are year-2000 compliant. Management has determined that the year 2000 issue will not pose significant operational problems for its computer systems.

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

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.


Forward-Looking Statements

When used in this document, the words "believes", "anticipates", "expects" and similar expressions are intended to identify in certain circumstances forward-looking statements. Such statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected, including risks related to the dependence on sales to QVC; the acceptance in the marketplace of new products; the ability to source raw materials at prices favorable to the Company; currency fluctuations; and other risks outlined in the Company's previously filed public documents, copies of which may be obtained without cost from the Company. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such statements. The Company also undertakes no obligation to update these forward-looking statements.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On May 15, 1998, the Company held its Annual Meeting of Shareholders. The meeting involved the election of Directors of the Company and the ratification of Deloitte & Touche LLP as independent public accountants for the year 1998. A brief description of each matter voted on and number of shares cast is as follows:

1.)  Election of Directors:               For      Withhold    Against   Abstain
         Louis L. Knickerbocker        17,965,860   550,511
         Anthony P. Shutts             17,950,610   565,761
         Tamara Knickerbocker          17,965,860   550,511
         Gerald A. Margolis            17,965,610   550,761
         William R. Black              17,929,610   586,761
         F. Rene Alvarez, Jr.          17,926,310   590,061

2.)  Ratification of Appointment
     of Independent Public
     Accountants:
         Appointment of Deloitte
           & Touche LLP                17,972,941              451,557   91,873

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:
     27.0 Financial Data Schedule

(b)  Reports on Form 8-K:
     On June 9, 1998, the Company filed a report on Form 8-K reporting the issuance of convertible debentures with a face value of $7,000,000.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE L.L. KNICKERBOCKER CO., INC.


Date:                                  By:   /s/ Anthony P. Shutts
                                             Anthony P. Shutts
                                             Chief Financial Officer

                                             Signing on behalf of the registrant
                                             and as principal financial and
                                             accounting officer.