Form 10KSB40/A
period 1997-12-31
KNICKERBOCKER L L CO INC
filed 1998-09-04
CIK 932136

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO _____________

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the most recent fiscal year were $68,290,000.

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

Transitional Small Business disclosure Format (check one): Yes  [ ]     No  [X]

*The registration of the Common Stock Purchase Warrants was terminated on January 25, 1997

                                                  TABLE OF CONTENTS


ITEM                                                                            PAGE
------------------------------------------------------------------------------------
                                     PART I

1.   BUSINESS ................................................................     1
         A. History ..........................................................     1
         B. General Business .................................................     1

2.   PROPERTY ................................................................    10

3.   LITIGATION ..............................................................    11

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .....................    11

                                     PART II

5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ...    12

6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS ........................................................    13

7.   FINANCIAL STATEMENTS ....................................................    17

8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
        DISCLOSURE ...........................................................    17

                                    PART III

9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ....................    18

10.  EXECUTIVE COMPENSATION ..................................................    21

11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ..........    26

12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..........................    26

13.  EXHIBITS LIST AND REPORTS ON FORM 8-K ...................................    29

         SIGNATURES ..........................................................    32

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

BRANDS

Georgetown Collection (GCI). The GCI brand consists of high-quality, exclusive-edition porcelain dolls designed and developed by artists licensed in conjunction with an in-house development team. Manufacturing is outsourced to factories in China and Southeast Asia. The dolls retail prices range between $90 and $145. The principal marketing channel is print media, including direct mail and space ads.

Magic Attic Club (MAC). MAC is a catalog collection that features a series of vinyl dolls, doll clothing and accessories, all of which are based on imaginative theme books. The books and MAC catalogs target girls in the U.S. between the ages of 6 and 12. The items in the catalog do not vary much year to year, which keeps creative costs low and minimizes inventory difficulties. Repeat customers are highly profitable. In 1997, MAC mailed almost seven million catalogs, which was an approximate 40% increase from the year prior.

Magic Attic Press (MAP). MAP sells a series of 25 illustrated novels based on five girls and their adventures. The books have achieved national distribution and have penetrated many of the major book store chains. Each Magic Attic Press book contains a mail-in card to request a free catalog listing products offered by the Magic Attic Club.

Marie Osmond Fine Porcelain Collector Dolls. This collection consists of a diverse collection of more than 420 different styles of porcelain dolls at retail prices ranging from $20 to $600. Marie Osmond is the celebrity spokesperson and design director for the collection. The Marie Osmond Doll Collection, celebrating its sixth anniversary, received 19 hours of brand building programmed air time on QVC in 1997. In addition, Marie Osmond makes scheduled appearances at retail stores throughout the United States to promote the collection. In 1997 Marie Osmond made her second appearance on QVC in the United Kingdom and her first QVC appearance in Germany.

Annette Funicello Collectible Bears Company. This line consists of more than 325 different styles of collectible teddy bears. Retail prices range from $25 to approximately $200. Annette Funicello is the celebrity image and design director for the collection. In 1997, the Company received the TOBY (Teddy Bear of the Year) award, sponsored by Teddy Bear and Friends Magazine, one of two major magazines in the teddy bear industry. Additionally, the Company received the Golden Teddy award, naming the top teddy bear as voted by the magazine's subscription base, sponsored by Teddy Bear Review magazine, the other major teddy bear magazine in the industry. The Annette Funicello Collectible Bear Company, celebrating its fifth anniversary, received 14 hours of brand building programmed air time on QVC in 1997.

Bob Mackie Legendary Beauties. This collection of fashion dolls, designed by Bob Mackie (US), Inc., is sold through direct response advertising. Retail prices are approximately $300. Bob Mackie is the collection's designer and spokesperson.

The Knickerbocker Toy Company. The 76 year old Knickerbocker name is well recognized in the toy and collectible teddy bear industries. The Company began selling collectible Knickerbocker products in October 1986, and was issued the trademark "Knickerbocker" for toys, dolls, plush stuffed animals and marionettes in January 1996. The collection offers quality collectible products that have primarily been marketed to retail outlets nationwide.
The Knickerbocker Toy Company had 2 brand building appearances on QVC in 1997.


JEWELRY DIVISION

INDUSTRY OVERVIEW

The Jewelry market consists of two major categories, Fine and Fashion. Fine jewelry is manufactured with precious metals (gold, sterling silver, platinum) with or without gemstones (precious or semiprecious). Natural and cultured pearls are also considered fine jewelry. According to the World Gold Council, in 1996 gold jewelry sales in the United States were over $12 billion, a 5% increase over 1995 figures and unit and dollar sales of gold jewelry in the United States have increased every quarter for the last 24 quarters through the third quarter of 1997. According to Accessories Magazine, sterling silver jewelry experienced double digit annual increases from 1993 to 1996, reaching 1996 United States estimated sales of $2.1 billion. Fashion jewelry is manufactured with non-precious metals (often gold plated), with or without imitation stones and pearls, and is the largest category of the women's accessories market with sales, according to Accessories Magazine, in the United States estimated at $2.6 billion dollars.

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

The Kenneth Jay Lane High Society Collection - 450 different styles of fashion jewelry at retail prices ranging from $17 to $198. Kenneth Jay Lane is the designer and spokesperson for the collection, which celebrated its sixth anniversary and received over 24 hours of brand building programmed air time on QVC in 1997.

The Nolan Miller Glamour Collection - 400 different styles of fashion jewelry at retail prices ranging from $20 to $280. Nolan Miller is the designer and spokesperson for the collection, which celebrated its fifth anniversary and received over 33 hours of brand building programmed air time on QVC in 1997.

The Pilar Crespi Collection - 50 different styles of fashion jewelry at retail prices ranging from $22 to $79. Pilar Crespi is the designer and spokesperson for the collection, which started on QVC in 1996 and received 7 hours of brand building programmed air time in 1997.

Barbara Mandrell's Country Sentiments - 50 different styles of fashion jewelry at retail prices ranging from $19 to $90. Barbara Mandrell is the designer and spokesperson for the collection, which started in May 1997 and received 7 hours of brand building programmed air time during the year.

Joyous Jewels with Wendy Gell - 13 different styles of fashion jewelry at retail prices ranging from $35 to $104. Wendy Gell is the designer and spokesperson for the collection, which started on QVC in October of 1997.

The Dennis Basso Boutique - 90 different styles of fashion accessories at retail prices ranging from $20 to $220. Dennis Basso is the designer and spokesperson for the collection, which celebrated its fourth anniversary and received over 7 hours of brand building programmed air time on QVC in 1997.

World Class Accessories by Mary McFadden - 200 different styles of fashion accessories at retail prices ranging from $19 to $195. Mary McFadden is the designer and spokesperson for the collection, which celebrated its third anniversary and received 12 hours of brand building programmed air time on QVC in 1997.

Framm - 12 different styles of fashion accessories at retail prices ranging from $24 to $89. Framm is the designer and spokesperson for the collection, which started on QVC in April 1997.

Enchanted Evenings with Albert Capraro - 20 different styles of fashion accessories at retail prices ranging from $30 to $80. Albert Capraro is the designer and spokesperson for the collection, which started on QVC in September 1997.

Anushka - This line of five skin care products was introduced on QVC in 1997 and appears approximately once a month on the QVC Beauty Solutions program.
Anushka, of Anushka Day Spa in New York City, is the spokesperson for this line.

FINE JEWELRY BRAND

The Company's fine jewelry operation consists of three entities; The L. L. Knickerbocker (Thai) Company Ltd., Harlyn International Co., Ltd., and S. L. S. Trading Co., Ltd. all based in Thailand. The Company plans to consolidate the three entities by the end of 1998.

The Company manufactures and markets gold, diamonds, emeralds, rubies and other semi-precious stones through a sales force whose primary geographic focus is in Western Europe and South America. With expertise in stone sourcing and advanced cutting techniques of specialty stones, the Company supplies other jewelry manufacturers with loose cut stones. The Company is also recognized for creating proprietary technology that enhances the color of gemstones and is known in particular for its Blue Topaz which is exported all over the world. In addition, the Company produces an assortment of fine jewelry in both Sterling Silver and Gold for the television retailer, Home Shopping Network (HSN) and other worldwide recognized television shopping companies such as TVSN Australia and QVC England.

CONSUMER BRANDS UNDER DEVELOPMENT

The Richard Simmons Such an Angel Collection (Collectible Brand) - The Company has an exclusive license agreement to manufacture and distribute the line of dolls with Richard Simmons and Goodtimes Entertainment. The line, Collection of the Masters by Richard Simmons, was introduced at the 1998 International Toy Fair in New York.

The Honeymooners Collection (Collectible Brand) - The Company has a license agreement to manufacture and distribute porcelain dolls and figurines depicting the characters from the original Honeymooners television show.
The collection was introduced at the 1998 International Toy Fair in New York.

Universal Studio's Edith Head Collection (Collectible Brand) - The Company has an exclusive license agreement to manufacture and distribute the line of dolls with Universal Studio Consumer Products Group under the Edith Head brand name. The collection is based on fashion dolls from Edith Head's career which spanned 50 years and included over 1,200 screen credits. The collection was introduced at the 1998 International Toy Fair in New York.

Candy Spelling's Fantasy Dolls (Collectible Brand) - The Company has an exclusive license agreement to manufacture and distribute the line of dolls with Candy Spelling under her Fantasy Dolls name. The collection is based on vinyl dolls in a variety of sizes and theme costumes. The collection was introduced at the 1998 International Toy Fair in New York.

Cicely Tyson (Jewelry Brand) - The Company has an exclusive license agreement to manufacture, and distribute through QVC, a line of fashion jewelry, with Cicely Tyson as designer and spokesperson. The line is expected to be introduced on QVC in late Spring of 1998.

Spiroll (Accessory Brand) - The Company has an exclusive license agreement to manufacture and distribute this patented hair tool, which is scheduled to be introduced in spring of 1998. Lisa and Maureen Marrese, the inventors of this product, are spokespersons for the product.

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

In October 1997 the joint venture was named as the Development Agent for Kra Isthmus Development Company Ltd. of Thailand and the Southern Seaboard Project in the implementation of its proposed 1000 MW gas fired electrical power plant near Songkhla, Thailand and in any future extensions of the plant. There is presently no consideration specified for the joint venture relative to the Southern Seaboard Project, and the parties are completing due diligence and negotiating toward a definitive agreement.

In December 1997 the Joint Venture signed a Memorandum of Understanding (MOU) with Central Resource Northern Development Co., China and Regal Best Limited, Hong Kong to build the first biorefinery in China using Arkenol Asia's patented technology. Subsequently, the Ministry of Agriculture in China notified Arkenol Asia that it will participate in the project with Central Resource Northern Development Co. and Regal Best Limited. Central Resource Northern Development Co., with 20,000 employees, is a wholly owned subsidiary of China Gold Supervision Bureau and is officially authorized to invest in overseas ventures. There is presently no consideration specified in the MOU for the joint venture, and the parties are completing due diligence and feasibility studies and negotiating toward a definitive agreement.

LLK's decision to enter into the Joint Venture was based on a valuation of Arkenol's technology prepared by Booz-Allen & Hamilton Inc. in October 1996 and LLK's presence in Thailand, where the Company has over 300 employees.

PURE ENERGY CORPORATION

The Company holds a 30% equity interest, on a fully diluted basis, in Pure Energy Corporation (PEC). Other shareholders include PEC's founders and officers, Donaldson, Lufkin & Jenrette (DLJ), an investment banking firm and private individuals.

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

Due to the development stage nature of Pure Energy Corporation, the cost per gallon of the product has not been established. Pure Energy Corporation had no sales during 1997 or for the first six months of 1998. The Company's risk in its investment in Pure Energy Corporation is that the investment's value could be severely impacted by two factors: The Department of Energy not approving the fuel as a designated alternative fuel; and a lack of funding for the development of refineries in which to produce the fuel.

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

Due to the development stage nature of Ontro, Inc., the price of the product has not been established. The product heats the contents of the container only one time and is not renewable. The container heats the beverage to a temperature of 180 degrees. Ontro, Inc. had no sales for 1997 or for the first six months of 1998.

SUMMARY OF REVENUE BY PRODUCT LINE

In 1997, revenue for the Company was $68,290,000. The breakdown per product line for revenue in 1997 is as follows:

Category                                                  $000's         Percent
--------                                                  ------         -------
Collectible dolls and bears                               46,169           67.6%
Fashion jewelry and accessories                           11,707           17.1%
Fine Jewelry                                              10,272           15.0%
Other consumer products                                      142            0.3%
                                                          ------         ------

Total                                                     68,290          100.0%
                                                          ======         ======

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


TRADEMARKS AND LOGOS

The Company has the right to use the trademark names of the following spokespersons and celebrities currently under contract: Marie Osmond, Annette Funicello, Bob Mackie, Richard Simmons, Gleason , the Honeymooners, Jim Yehl, Nolan Miller, Mary McFadden, Kenneth Jay Lane, Dennis Basso, Pilar Crespi, Barbara Mandrell, Anushka, Albert Capraro and Framm. The Company has also been issued trademarks under the following names: American Dairy Dolls, Portraits of Perfection, Baby Kisses, Quick Fox, Hearts in Song,

Children of the Great Spirit, Faraway Friends, Artists? Edition, Sweethearts of Summer, Little Bit of Heaven, and Magic Attic Club.

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

                                          1996                        1997
                                  High $        Low $         High $         Low $
                                  ------        ------        ------        ------
            First Quarter           9.44          6.38          7.75          4.93
            Second Quarter         16.25          7.75          6.62          4.62
            Third Quarter          16.25          8.00          9.00          5.87
            Fourth Quarter         11.50          5.75          7.93          5.50

DIVIDENDS

The Company has never paid any dividends on the Common Stock. The Company intends to retain earnings and capital for use in its business and does not expect to pay any dividends within the foreseeable future. Any payment of cash dividends in the future on the Common Stock will be dependent on the Company's financial condition, results of operations, current and anticipated cash requirements, plans for expansion, restrictions, if any, under debt obligations, as well as other factors that the Board of Directors deems relevant. The Company's line of credit agreement prohibits the payment of dividends without the prior written consent of the lender.

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

Net Income (Loss)

As a result of the above, net loss increased to $4,376,000 for the year ended December 31, 1997 from net income of $1,372,000 for the year ended December 31, 1996, a decrease of $5,748,000. The Company's Thailand-based fine jewelry operations enjoy lower operating costs and overhead and thus generate a higher percentage of operating income relative to sales than do the Company's domestic operations. The savings in labor pool and overhead is accomplished by its location in southeast Asia, where labor and operating costs are typically less expensive than in the United States.

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

The Company has obtained a $20,000,000 line of credit with BankBoston which replaced existing bank lines of credit to be used for working capital purposes. The line contains terms and restrictions that are standard to asset-based lending arrangements. As of December 31, 1997, the Company had borrowings of $3,650,000 and availability to borrow of $4,271,000 on the line of credit. Approximately 16% of the Company's 1997 inventory purchases were financed by its significant customer, which provides a direct or transferable letter of credit with its purchase orders. The Company is materially dependent on the financing offered by the customer in order to meet certain orders placed by the customer.

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

Cash used in investing activities was $3,743,000 and $8,249,000 in 1997 and 1996, respectively. Cash paid for acquisition of property, plant and equipment in 1997 was $2,778,000 compared to $2,018,000 in 1996. The increase in capital expenditures in 1997 was primarily due to the 1997 purchase of a jewelry showroom and office in Bangkok, Thailand and increased investment in the Company's computer systems. Cash paid for investments in 1997 totaled $965,000 and was primarily comprised of advances to Arkenol Asia, Ltd. Cash paid for investments in 1996 totaled $3,329,000, primarily representing the Company's investments in Pure Energy Corporation and

Ontro, Inc. During 1996 the Company paid $2,902,000 in connection with the acquisition of various companies as described in Note 2 to the Consolidated Financial Statements.

Cash provided by financing activities was $2,923,000 and $11,931,000 in 1997 and 1996, respectively. Proceeds from issuance of convertible debentures, net of cash paid for deferred issuance costs, was $4,635,000 in 1997 compared to $14,731,000 in 1996. Net payments on the Company's line of credit decreased from $5,025,000 in 1996 to $3,358,000 in 1997. During 1997 and 1996 the Company
received proceeds of $793,000 and $2,380,000, respectively, from the exercise of stock options and warrants. The Company does not anticipate material capital expenditures for its existing operations in the next 12 months.

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

The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company anticipates completing the Year 2000 project within one year but not later than October 31, 1999, which is prior to any anticipated impact on its operating systems. In the third quarter of 1998 the Company decided to outsource a key data processing function which reduced the Company's estimate of the total cost of the Year 2000 project to $200,000, which is being funded through operating cash flows and lease financing.

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

ITEM 7.  FINANCIAL STATEMENTS

The Financial Statements of the Company identified in the Index to Financial Statements appearing under ITEM 13, EXHIBITS AND REPORTS ON FORM 8-K of this report are included herein on pages 33 to 56.



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

ITEM 10.  EXECUTIVE COMPENSATION

                                                              Annual Compensation
                                                              -------------------
Name and Principal Fiscal                Fiscal                                                 Long Term
Position                                  Year              Salary              Bonus          Compensation         All Other
Compensation (1)                        ---------          ---------          ---------        ------------         ---------
----------------

Louis L. Knickerbocker,                      1997          $ 300,000          $ 200,000                N/A            500,000
   CEO                                       1996          $ 300,000                N/A                N/A                N/A
                                             1995          $ 175,000          $ 175,000                N/A            500,000

Robert L. West, Jr                           1997                N/A                N/A                N/A                N/A
   COO                                       1996                N/A                N/A                N/A                N/A
                                             1995                N/A                N/A                N/A                N/A

Tamara Knickerbocker                         1997          $  80,000          $  50,000                N/A              2,216
   Executive Vice President                  1996          $  80,000                N/A                N/A             12,362
                                             1995          $  75,000                N/A                N/A                N/A

Anthony Shutts                               1997          $ 120,000          $  72,939                N/A            205,000
   CFO                                       1996          $ 110,000                N/A                N/A                N/A
                                             1995          $  63,046                N/A                N/A             50,000

William R. Black                             1997          $ 109,038                N/A                N/A            250,000
    General Counsel, Secretary               1996                N/A                N/A                N/A             10,000
                                             1995                N/A                N/A                N/A            108,750

--------------------------------------------------------------------------------


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

            OPTION GRANTS IN THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                             Individual Grants (1)
                              -------------------------------------------------
                                               Percent of
                                              Total Options                                               Potential Realizable
                                                Granted to                                                  Value at Assumed
                                                Employees         Exercise or                                Annual Rates of
                                Options         in Fiscal         Base Price         Expiration          Stock Price Appreciation
Name                            Granted        Year 1997(2)      (per share)(3)        Date(4)               for Option Term
----                          ----------      -------------      --------------      ----------        ----------------------------
                                                                                                         5% (5)            10%(5)
                                                                                                       ----------        ----------
Louis L. Knickerbocker           500,000          39.50%             $5.08              2002            $701,755         $1,550,695
Tamara Knickerbocker               2,216           0.17%             $5.87              2002            $  3,594         $    7,941
Anthony P. Shutts                205,000          16.10%             $4.62              2007            $261,666         $  578,214
William Black                    250,000          19.70%             $4.62              2007            $319,105         $  705,139

(1)     These options were granted pursuant to the Company's Stock Option Plan.
(2) In fiscal 1997, 1,265,617 options were granted pursuant to the Company's Stock Option Plan. This number was used in calculating the percentages in the above table.
(3) All exercise prices are set at 100% of the market value of the Company's stock as of the date of grant, except Louis L. Knickerbocker, whose options were granted at 110% of the market value of the Company's stock on the date of grant.
(4) The Options granted as ISO's under the Company's Stock Option Plan expire on the fifth anniversary of the date of grant.
(5) The assumed 5% and 10% annual rates of appreciation over the term of the options are set forth in accordance with rules and regulations adopted by the Securities and Exchange Commission and do not represent the Company's estimate of stock price appreciation.

OPTIONS EXERCISED AND FISCAL YEAR-END VALUES

The following table provides information with respect to the exercise of stock options during the most recently completed fiscal year by the Named Executive Officers of the Company together with the fiscal year-end value of unexercised options.

                     Aggregated Option/SAR Exercises in Last
               Fiscal Year and Fiscal Year-End Option/SAR Values

                                                                    Number of securities
                                                                   underlying unexercised             Value of unexercised in-the-
                                                                options/SARs at fiscal year-end       money options/SARs at fiscal
                                                                               (#)                           year-end ($) (1)
                               Shares
                             acquired on      Value realized
Name                         exercise (#)        ($) (1)         Exercisable       Unexercisable     Exercisable      Unexercisable
------------------------------------------------------------------------------------------------------------------------------------
Louis L. Knickerbocker           200,000        $1,050,000           500,000                --        $  272,500                --
Tamara Knickerbocker                  --                --            12,362             2,216                --        $      754
Anthony P. Shutts                     --                --           155,000            50,000           155,775            50,250
William Black                         --                --           160,000           100,000           150,750           100,500


(1) Market value of the securities underlying the "in-the-money" options at exercise date or year-end, as the case may be, minus the exercise price of such options.

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

Name and Address of                            Amount and Nature         Percent
Beneficial Owner (1)                             of Ownership            of Class
--------------------                             ------------            --------
Louis L. Knickerbocker                             4,292,392               22.8%
Tamara Knickerbocker                               3,446,979               18.3%
Anthony P. Shutts                                    205,400                1.0%
Gerald Margolis                                      220,000                1.1%
William R. Black                                     290,000                1.5%
F. Rene Alvarez, Jr                                   10,000                  *
Directors and Executive Officers
    as a Group                                            (4)               3.8%

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

4.5      Form of 7% Convertible Debenture.(6)

10.1     Employment Agreement, dated July 1, 1996, between the Company and Louis
         L. Knickerbocker.(10)

10.2     Employment Agreement, dated July 1, 1996, between the Company and
         Tamara Knickerbocker.(10)

10.3     Employment Agreement, dated July 1, 1996, between the Company and
         Anthony P. Shutts.(10)

10.4     Employment Agreement, dated April 1, 1997, between the Company and
         William R. Black.(11)

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

10.14    Exhibit omitted.

10.15    Agreement of Purchase and Sale of the Capital Stock of Krasner Group,
         Inc., dated June 15, 1996 re the acquisition of 100% of the issued and outstanding capital stock of Krasner Group,. (7)

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

10.22    Form of Private Securities Subscription Agreement.(6)

10.23    Form of Registration Rights Agreement.(6)

21.1     Subsidiaries of Registrant.(11)

23.0     Consent of Deloitte & Touche LLP, independent auditors. (11)

27.0     Financial Data Schedule (11)

----------------------

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

(11) Filed as an exhibit to The L.L. Knickerbocker Company, Inc. Form 10-KSB filed with the Securities and Exchange Commission on or about March 31, 1998.

                                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        The L. L. Knickerbocker Company, Inc.
                                        (Registrant)



Date: September 2, 1998                 By: /s/   Louis L. Knickerbocker
                                            ------------------------------------
                                            Louis L. Knickerbocker
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                            Title                                                Date
---------                                            -----                                                ----


       /s/   Louis L. Knickerbocker           Chief Executive Officer,                                   9/02/98
 ----------------------------------------     President and Chairman                                     -------
         Louis L. Knickerbocker               (Principal Executive Officer)



     /s/   Anthony P. Shutts                  Chief Financial Officer                                    9/02/98
 ----------------------------------------     and Director                                               -------
         Anthony P. Shutts                    (Principal Financial and Accounting Officer)




     /s/    Robert L. West, Jr.               Chief Operating Officer                                    9/02/98
 ----------------------------------------                                                                -------
         Robert L. West, Jr.



    /s/  William R. Black                     Vice President, General Counsel,                           9/02/98
 ----------------------------------------     Secretary and Director                                     -------
         William R. Black



      /s/ Tamara Knickerbocker                Executive Vice President and Director                      9/02/98
 ----------------------------------------                                                                -------
        Tamara Knickerbocker



    /s/    Gerald A. Margolis                 Director                                                   9/02/98
 ----------------------------------------                                                                -------
         Gerald A. Margolis



    /s/  F. Rene Alvarez, Jr.                 Director                                                   9/02/98
 ----------------------------------------                                                                -------
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



/s/ DELOITTE & TOUCHE LLP

March 31, 1998
Costa Mesa, California

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 1997

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                                       $     92,000
Restricted cash (Note 1)                                                                             250,000
Accounts receivable, less allowance for doubtful accounts of $1,147,000                            8,021,000
Receivable from stockholder (Note 5)                                                               1,383,000
Inventories (Note 3)                                                                              10,851,000
Prepaid expenses and other current assets, including $4,155,000 of prepaid advertising             7,486,000
                                                                                                ------------
            Total current assets                                                                  28,083,000

PROPERTY AND EQUIPMENT, net (Note 4)                                                               5,537,000
NOTES RECEIVABLE (Note 6)                                                                          1,800,000
INVESTMENTS (Note 6)                                                                               2,585,000
GOODWILL, net of accumulated amortization of $971,000                                              6,393,000
DEFERRED INCOME TAXES (Note 13)                                                                    4,215,000
OTHER ASSETS                                                                                       2,348,000
                                                                                                ------------
                                                                                                $ 50,961,000
                                                                                                ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable                                                                                $  5,943,000
Accrued expenses                                                                                   1,895,000
Notes payable (Note 7)                                                                             3,650,000
Acquisition payable (Note 2)                                                                           8,000
Commissions and royalties payable                                                                    751,000
Interest payable                                                                                     270,000
Current portion of long-term debt (Note 11)                                                          242,000
Income Taxes Payable                                                                                 123,000
Loan from stockholder (Note 5)                                                                       248,000
Due to shareholders of Krasner Group, Inc. (Note 2)                                                  900,000
Other current liabilities                                                                            125,000
Deferred Income Taxes (Note 13)                                                                       49,000
                                                                                                ------------
            Total current liabilities                                                             14,204,000

LONG-TERM LIABILITIES:
Long-term debt, less current portion (Note 11)                                                       661,000
Convertible debentures, net of discount of $444,000 (Note 8)                                       9,455,000
Deferred gain (Note 6)                                                                             1,642,000
                                                                                                ------------
            Total long-term liabilities                                                           11,758,000

MINORITY INTEREST (Note 1)                                                                           274,000
COMMITMENTS AND CONTINGENCIES (Notes 7 and 10)

STOCKHOLDERS' EQUITY (Note 9):
Common stock, no par value-authorized 100,000,000 shares,
   issued and outstanding, 18,754,693 shares                                                      27,282,000
Additional paid-in capital                                                                         3,904,000
Foreign currency translation adjustment                                                           (5,231,000)
Accumulated deficit                                                                               (1,230,000)
                                                                                                ------------
Total stockholders' equity                                                                        24,725,000

                                                                                                ------------
                                                                                                $ 50,961,000
                                                                                                ============

                 See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                            1997                   1996
                                                                        ------------           ------------

Net sales                                                               $ 68,290,000           $ 42,095,000
Cost of sales                                                             30,790,000             21,451,000
                                                                        ------------           ------------

Gross profit                                                              37,500,000             20,644,000
Advertising expense                                                       10,926,000              4,882,000
Selling, general and administrative expenses                              28,616,000             11,912,000
                                                                        ------------           ------------

Operating income (loss)                                                   (2,042,000)             3,850,000
Equity in loss of investee companies                                      (1,857,000)              (629,000)
Other income (expense), net                                                3,316,000                (62,000)
Interest expense  (Notes 6 and 12)                                        (4,831,000)            (1,205,000)
                                                                        ------------           ------------

Income (loss) before minority interest in income of subsidiary
                and Income Tax Expense(Note 1)                            (5,414,000)             1,954,000
Minority interest in income of subsidiary (Note 1)                           (10,000)              (132,000)
Income tax (expense) benefit                                               1,047,000               (450,000)
                                                                        ------------           ------------

Net income (loss)                                                       $ (4,377,000)          $  1,372,000
                                                                        ============           ============

Net income (loss) per share:
  Basic                                                                 $      (0.24)          $       0.09
                                                                        ============           ============
  Diluted                                                               $      (0.24)          $       0.09
                                                                        ============           ============

Shares used in computing net income (loss) per share:
  Basic                                                                   18,052,081             14,713,903
                                                                        ============           ============
  Diluted                                                                 18,052,081             16,470,624
                                                                        ============           ============


                 See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                                             Foreign
                                                             Common Stock           Additional               currency
                                                                                     paid-in     Retained   translation
                                                          Shares       Amount        capital     earnings   adjustment     Total
                                                       ----------   -----------     ---------   -----------   --------  -----------
BALANCE, January 1, 1996                               13,752,285   $ 6,575,000     $ 250,000   $ 1,775,000   $      -  $ 8,600,000

Exercise of stock warrants                                687,472     1,176,000                                           1,176,000

Exercise of stock options                                 885,514       728,000                                             728,000

Exercise of stock options in connection
 with Krasner Group, Inc. purchase                         62,090       903,000      (427,000)                              476,000

Issuance of common stock pursuant to
 Krasner Group, Inc. acquisition (Note 2)                  85,162       516,000                                             516,000

Issuance of common stock in connection
 with convertible debentures (Note 8)                     282,824     1,505,000       (81,000)                            1,424,000

Issuance of stock purchase warrants pursuant to
 investment in Pure Energy Corporation (Note 9)                                     1,875,000                             1,875,000

Issuance of stock purchase warrants pursuant to
 S.L.S. Trading Co., Ltd. acquisition (Note 2)                                        405,000                               405,000

Issuance of stock purchase warrants pursuant to
 Krasner Group, Inc. acquisition (Note 2)                                           1,674,000                             1,674,000

Issuance of common stock pursuant to
 Georgetown Collection, Inc. acquisition (Note 2)         196,377     1,679,000                                           1,679,000

Issuance of stock purchase warrants in connection
 with convertible debenture offering (Note 8)                                         233,000                               233,000

Discount on convertible debenture offering                                          2,735,000                             2,735,000

Tax benefit related to exercise of stock options
 (Note 13)                                                                          1,354,000                             1,354,000

Foreign currency translation gain                                                                               16,000       16,000

Net income                                                                                        1,372,000               1,372,000
                                                       ----------  ------------   -----------   -----------   --------  -----------

BALANCE, December 31, 1996                             15,951,724  $ 13,082,000   $ 8,018,000   $ 3,147,000   $ 16,000  $24,263,000



                 See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                         Retained        Foreign
                                                    Common Stock          Additional     earnings       currency
                                                                           paid-in      (Accumulated   translation
                                                 Shares       Amount       capital        deficit)      adjustment       Total
                                               ----------  ------------  ------------   ------------   ------------   ------------
BALANCE, December 31, 1996                     15,951,724  $ 13,082,000  $  8,018,000   $  3,147,000   $     16,000   $ 24,263,000

Exercise of stock options                         431,250       513,000            --             --             --        513,000

Exercise of stock warrants                        317,237       280,000            --             --             --        280,000

Issuance of common stock in connection
 Krasner Group, Inc. acquisition (Note 2)         243,606     1,253,000            --             --             --      1,253,000

Issuance of common stock in connection
 with convertible debentures (Note 8)           1,620,350    11,262,000            --             --             --     11,262,000

Exchange of stock warrants for common stock
 (Notes 2 and 9)                                  190,526       892,000      (892,000)            --             --             --

Cancellation of stock warrants in connection
 with sale of partial interest in Pure Energy
 Corporation (Note 6)                                  --            --    (1,874,000)            --             --     (1,874,000)

Issuance of stock options in connection with
 convertible debenture offering (Note 8)               --            --       434,000             --             --        434,000

Conversion discount of convertible
 debenture (Note 8)                                    --            --    (1,782,000)            --             --     (1,782,000)

Foreign currency translation loss                      --            --            --             --     (5,247,000)    (5,247,000)
  Net loss                                             --            --            --     (4,377,000)            --     (4,377,000)
                                               ----------  ------------  ------------   ------------   ------------   ------------

BALANCE, December 31, 1997                     18,754,693  $ 27,282,000  $  3,904,000   $ (1,230,000)  $ (5,231,000)  $ 24,725,000
                                               ==========  ============  ============   ============   ============   ============


              See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

CASH FLOWS FROM OPERATING ACTIVITIES:                                         1997                   1996
                                                                          ------------           ------------
Net (loss) income                                                         $ (4,377,000)          $  1,372,000
Adjustments to reconcile net (loss)  income to net cash provided by (used in) operating activities:
 Depreciation and amortization                                               2,727,000                833,000
Debenture Inducement                                                         1,899,000                     --
 Deferred income taxes                                                      (1,095,000)              (184,000)
 Amortization of deferred revenue                                                   --                (95,000)
 Loss on investment                                                             78,000                238,000
Gain on Sale of Investment - P.E.C                                          (1,710,000)                    --
 Equity in loss of investee companies                                        1,857,000                629,000
Loss on Disposition of Joint Venture                                           302,000                     --
 Minority interest                                                              10,000                132,000
 Amortization of debt discount                                                 644,000                391,000
 Changes in operating accounts, net of effect of acquisitions:
  Accounts receivable, net                                                   5,709,000             (3,612,000)
  Receivable from stockholder                                                 (787,000)              (335,000)
  Note receivable                                                                   --                150,000
  Income tax receivable                                                        733,000                943,000
  Inventories                                                               (2,377,000)               495,000
  Prepaid expenses and other assets                                         (1,823,000)             2,709,000
Other Assets                                                                (1,068,000)                    --
  Accounts payable and accrued expenses                                     (3,116,000)            (1,889,000)
  Commissions and royalties payable                                            (77,000)               121,000
  Income taxes payable                                                         123,000             (1,330,000)
Other long term liabilities                                                    (51,000)                11,000
                                                                          ------------           ------------

  Net cash provided by (used in) operating activities                       (2,399,000)               579,000

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions of property, plant and equipment                              (2,778,000)            (2,018,000)
 Cash paid for investments                                                    (965,000)            (3,329,000)
 Cash paid for acquisitions, less cash acquired                                     --             (2,902,000)
                                                                          ------------           ------------


Net cash used in investing activities                                       (3,743,000)            (8,249,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Payments on line of credit                                              (3,358,000)            (5,025,000)
Payments on long-term debt                                                    (226,000)              (155,000)
Proceeds from borrowing on long-term debt                                      831,000                     --
Proceeds from exercise of stock options and warrants                           793,000              2,380,000
Deferred debt issue costs                                                     (365,000)              (149,000)
Proceeds from issuance of convertible debentures                             5,000,000             14,880,000
Proceeds from stockholder loan                                               1,400,000                     --
Payments on stockholder loan                                                (1,152,000)                    --
                                                                          ------------           ------------

  Net cash provided by financing activities                                  2,923,000             11,931,000

EFFECT OF FOREIGN CURRENCY TRANSLATION                                      (3,186,000)                16,000
                                                                          ------------           ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (6,405,000)             4,277,000

CASH AND CASH EQUIVALENTS, beginning of year                                 6,747,000              2,470,000
                                                                          ------------           ------------

CASH AND CASH EQUIVALENTS, end of year                                    $    342,000           $  6,747,000
                                                                          ============           ============


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 (CONTINUED)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
                                                       1997                  1996
                                                   -----------           -----------
Cash paid (refunded) during the year for:
  Interest                                         $ 1,643,000           $   899,000
                                                   ===========           ===========

  Income taxes                                     $  (806,000)          $   499,000
                                                   ===========           ===========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY:

During the year ended December 31, 1997, the Company issued 243,606 shares of common stock in payment of 1,253,000 of acquisition payable (Note 2).

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

Krasner Group, Inc.

Effective June 18, 1996, the Company acquired all of the outstanding capital stock of Krasner Group, Inc. (TKG) which designs, manufactures, and markets costume jewelry. The aggregate acquisition cost of $3,205,000 includes the issuance of the Company's common stock valued at $1,440,000, the issuance of 250,628 stock purchase warrants with an ascribed value of $1,674,000(determined utilizing the Black-Scholes option-pricing model) and related acquisition costs. As of December 31, 1997, 328,768 shares of common stock with an intrinsic value of $1,769,000 had been issued. During the year ended December 31, 1997, the Company exchanged 70,000 unexercised stock purchase warrants with an intrinsic value of $240,000 for 50,526 shares of the Company's common stock. The purchase agreement also provides for the issuance of additional shares (Additional Shares) of common stock or stock purchase warrants with an intrinsic value equal to 110% of the proceeds from the liquidation of TKG inventory on hand at the date of acquisition.

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

S.L.S. Trading Co., Ltd.

Effective July 1, 1996, the Company acquired certain assets and assumed certain liabilities of S.L.S. Trading Co., Ltd., (S.L.S.) which sources gemstones and develops certain proprietary stone cutting technologies. The aggregate acquisition cost of $555,000 includes $150,000 cash, the issuance of 108,000 warrants to purchase common stock of the Company with an ascribed value of approximately $405,000 (determined utilizing the Black-Scholes option-pricing model) and related acquisition costs. During the year ended December 31, 1997, the Company exchanged 108,000 unexercised stock purchase warrants with an intrinsic value of $402,000 for 80,000 shares of the Company's common stock.

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

Georgetown Collection, Inc.

Effective October 18, 1996, the Company acquired approximately 82% of the outstanding capital stock of Georgetown Collection, Inc. (GCI) which markets collectible dolls through direct response mediums. The aggregate acquisition cost of $3,199,000 includes issuance of 196,377 restricted shares of the Company's common stock with an intrinsic value of $1,679,000 at the acquisition date plus related acquisition costs. In addition, the Company repaid $1,500,000 of GCI's bank debt concurrent with consummation of the purchase transaction. The purchase agreement also provides for future consideration in an amount equal to 15% of GCI's pretax earnings during calendar year 1997 and 4.5% of pretax earnings in each of calendar years 1998 through 2001. Future contingent payments based on pretax earnings, if payable, will be recorded as additional purchase price consideration and will increase goodwill recorded in conjunction with this acquisition. As of December 31, 1997, the Company recorded an increase to goodwill of $8,000. The Company guaranteed the value of the 196,377 restricted shares of the Company's common stock issued in conjunction with this acquisition to be $1,679,000 at the first anniversary of the acquisition. In accordance with this guarantee an additional 32,735 shares of the Company's common stock are issuable at December 31, 1997.

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
                         -----------
                         $10,851,000
                         ===========


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 (CONTINUED)


4.    PROPERTY AND EQUIPMENT

    As of December 31, 1997, property and equipment consist of the following:



         Land, buildings and improvements           $ 2,064,000
         Computer equipment and software                932,000
         Production models, molds, and tools          1,228,000
         Autos                                          194,000
         Office furniture and equipment               1,331,000
         Machinery and equipment                      1,738,000
                                                    -----------
                                                      7,487,000
         Accumulated depreciation                    (1,950,000)
                                                    ===========
                                                    $ 5,537,000
                                                    ===========


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

6.       INVESTMENTS

At December 31, 1997, the Company had the following equity investments:

The Company owns 400,000 and 1,000 shares of Tracker Corporation and Camelot Corporation, respectively, which were received in exchange for marketing services provided to these companies. The shares represent an ownership interest of less than 10% in each of these companies and are restricted as to the Company's ability to sell them. The aggregate estimated carrying value of these shares at December 31, 1997 is $24,000 which approximates fair value.

During 1996 the Company acquired a 38.3% interest in Pure Energy Corporation
(PEC) in exchange for $2 million in cash and the issuance of stock purchase warrants with an ascribed value of $1,875,000(determined utilizing the Black-Scholes option-pricing model). Additionally, the Company agreed to fund up to $1,000,000 of PEC expenses. Through December 31, 1997 the Company had fulfilled its funding commitment and funded a total of $507,000, which increased the Company's investment to $4,382,000.

During the year ended December 31, 1997, the Company sold a portion of its investment in Pure Energy Corporation with a carrying value of $164,000 in exchange for 397,500 previously issued Company common stock purchase warrants with an ascribed value of $1,874,000(determined utilizing the Black-Scholes option-pricing model). The sale resulted in a gain to the Company of $1,710,000, which is included in other income. Also during the year ended December 31, 1997, the Company recorded a deferred gain of $1,642,000 in connection with the sale of a portion of its investment in Pure Energy Corporation with a carrying value of $158,000 in exchange for a note receivable of $1,800,000. The note receivable is secured by the underlying securities sold and accrues interest at 7.5% per annum. The note receivable and accrued interest are due and payable on December 30, 1999. The resulting gain has been deferred on the accompanying balance sheet until such time that the note is repaid. As a result of these transactions the Company's interest in PEC was reduced to 34.6% as of December 31, 1997.

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

The Company's investees accounted for under the equity method are each in the development stage and as of December 31, 1997 have generated no sales. The net loss of Pure Energy Corporation and for all investees in the aggregate for the year ended December 31, 1997 was $3,670,000 and $6,099,000, respectively.

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

At December 31, 1997, the Company had $3,650,000 of cash borrowings outstanding and outstanding letters of credit totaling $115,000. Available borrowings under the line of credit aggregated $4,271,000 at December 31, 1997. Borrowings are collateralized by substantially all assets of the Company. The line of credit agreement contains, among other things, restrictive financial covenants which require the Company to maintain certain leverage and current ratios (computed annually and quarterly), an interest coverage ratio (computed annually) and to achieve certain levels of annual income. The agreement also limits GCI annual capital expenditures and prohibits the payment of dividends. At December 31, 1997, the Company was in compliance with these covenants or had received a waiver from the bank for certain covenant violations through the next annual or quarterly measurement date.

S.L.S. and Harlyn have available lines of credit aggregating 72,000,000 Thai baht (approximately $1,532,000 at December 31, 1997). Outstanding borrowings bear interest at rates ranging from 15% to 18.75%. One such line of credit is secured by a $250,000 standby letter of credit.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On November 28, 1995, the Company entered into an agreement to issue warrants to purchase 300,000 shares of common stock to Grant G. King in consideration of the purchase by the Company of 49% of the issued and outstanding capital stock of Grant King International Co., Ltd. The warrants vest as of the grant date with an exercise price of $5.50 per share, which was equivalent to the fair market value of the Company's common stock at the date of grant and are valid for five years from the date of the grant. The warrants have an ascribed value of $250,000 (determined utilizing the Black-Scholes option-pricing model), which was recorded as an investment and additional paid-in capital. During the year ended December 31, 1997, the company exchanged the 300,000 unexercised warrants for 60,000 shares of the Company's common stock.

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

During the years ended December 31, 1997 and 1996, the Company issued 150,000 and 46,971 warrants as commission in connection with the 1997 and 1996 convertible debenture offerings, respectively (Note 8). The 1997 warrants vest as of the grant date with an exercise price of $5.60, which was equivalent to the fair market value of the Company's common stock at the date of grant and are valid for three years from the date of grant. The 1996 warrants vest as of the grant date with an exercise price of $11.87, which was equivalent to the fair market value of the Company's common stock at the date of grant and are valid for five years from the date of grant. The 1997 and 1996 warrants have an ascribed value, determined utilizing the Black-Scholes option-pricing model, of $434,000 and $233,000, respectively, which was recorded as deferred debt issue costs and additional paid-in capital. As of December 31, 1997, none of the warrants had been exercised.

In conjunction with the acquisitions described in Note 2 the Company issued stock purchase warrants as part of the consideration paid for these acquisitions. The following table summarizes the warrants issued:


                                                           Exercised as   Outstanding
                               Warrants        Exercise     of December   at December         Expiration
     Acquisition                issued          Price        31, 1996       31, 1996             Date
     -----------                ------          -----        --------       --------             ----
Krasner Group, Inc.             250,628        $  7.75         62,090        188,538        April 10, 2004
S.L.S. Trading Co., Ltd.        108,000        $  7.75             --        108,000        April 10, 2004


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

Option activity under the plans is as follows:


                                                                       WEIGHTED
                                                                        AVERAGE
                                                    NUMBER OF          PRICE PER
                                                     SHARES              SHARE
Outstanding, January 1, 1996                        2,000,000         $     0.75

Granted                                               273,309               7.65
Exercised                                            (885,514)              0.82
Canceled                                              (32,500)              0.75
                                                   ----------

Outstanding, December 31, 1996                      1,355,295               2.10

Granted                                             1,315,617               4.81
Exercised                                            (431,250)              1.21
Canceled                                                 (250)              7.75
                                                   ----------

Outstanding, December 31, 1997                      2,239,412               3.86
                                                   ==========


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

Additional information regarding options outstanding as of December 31, 1997 is as follows:

                                           WEIGHTED AVG.
                                            REMAINING          WEIGHTED AVG.                          WEIGHTED AVG.
   RANGE OF              NUMBER            CONTRACTUAL          EXERCISE             NUMBER             EXERCISE
EXERCISE PRICES        OUTSTANDING            LIFE               PRICE             EXERCISABLE            PRICE
-----------------------------------------------------------------------------------------------------------------
        $0.75             710,000          7.03 years          $     0.75             333,750          $     0.75
$4.62 - $8.00           1,529,412          7.52 years          $     5.30           1,358,795          $     5.38
                       ------------------------------------------------------------------------------------------
                        2,239,412          7.36 years          $     3.86           1,692,545          $     4.47


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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 (CONTINUED)

11.      LONG - TERM DEBT


Long-term debt at December 31, 1997 consists of:

Building mortgage, interest at 15.5% per annum,
  payable in monthly installments of $6,000, including
  interest, secured by real estate                                                     $ 349,000

Building mortgage, interest at 14.75% per annum,
  payable in monthly installments of $17,000 including
  interest, secured by real estate                                                       263,000

Equipment leases, interest ranging from 4.90% to 24.93% per annum, payable in aggregate monthly installments of $13,000, including interest, secured
  by equipment                                                                           291,000
                                                                                       ---------
                                                                                         903,000
Less current portion                                                                    (242,000)
                                                                                       ---------
                                                                                       $ 661,000
                                                                                       =========

Principal payments on long term debt are due approximately as follows:

        1998                                 $242,000
        1999                                  219,000
        2000                                   73,000
        2001                                   71,000
        2002                                   60,000
Thereafter                                    238,000
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

Foreign Currency - approximately 13% of the Company's revenues are derived from subsidiaries operating in Thailand. In an attempt to reduce economic risks associated with devaluations of the Thai baht, the Company's Thailand subsidiaries require their customers to remit payment in U.S. dollars. Included in other income for the year ended December 31, 1997 is $1,094,000 in transaction gains associated with this strategy. In the event the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 (CONTINUED)

Thai baht strengthens in value against the U.S. dollar in the future, the Company will be exposed to foreign currency transaction losses under this strategy.


13.        INCOME TAXES

Provision (benefit) for income taxes consists of:               1997                  1996
Current federal and state income taxes                      $    37,000           $   227,000
Current foreign taxes                                            11,000               408,000
Deferred federal and state income taxes                      (1,095,000)             (185,000)
                                                            -----------           -----------
Provision (benefit) for income taxes                        $(1,047,000)          $   450,000
                                                            ===========           ===========

A reconciliation of the statutory federal rate and the provision (benefit) for income taxes is as follows:

                                                                1997                  1996
Federal tax at statutory rate                               $(1,895,000)          $   684,000
State taxes                                                     (28,000)               (8,000)
Goodwill Amortization                                           125,000                59,000
Residual U.S. tax on foreign earnings                          (883,000)             (313,000)
Valuation allowance                                             325,000                    --
Non-deductible interest on
     convertible debentures                                   1,219,000                    --
Other                                                            90,000                28,000
                                                            -----------           -----------

                                                            $(1,047,000)          $   450,000
                                                            ===========           ===========

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 (CONTINUED)

14.      DOMESTIC AND THAILAND OPERATIONS

A summary of domestic and Thailand operations is as follows:


                                                    Years ended December 31
                                                  1997                   1996
Net sales to unaffiliated customers:
Domestic                                      $ 59,230,000           $ 32,858,000
Thailand                                         9,060,000              9,237,000
                                              ------------           ------------
     Consolidated                             $ 68,290,000           $ 42,095,000
                                              ============           ============

Operating Income (Loss):
Domestic                                      $ (3,167,000)          $  1,135,000
Thailand                                         1,125,000              2,715,000
                                              ------------           ------------
Consolidated                                  $ (2,042,000)          $  3,850,000
                                              ============           ============

Identifiable Assets:
Domestic                                      $ 41,597,000           $ 40,883,000
Thailand                                         9,364,000             16,689,000
                                              ------------           ------------
Consolidated                                  $ 50,961,000           $ 57,572,000
                                              ============           ============


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


                                                             1997                                          1996
                                          ------------------------------------------     -----------------------------------------
                                                                          Per-Share                                     Per-Share
                                            Income          Shares         Amount          Income         Shares         Amount
                                          ------------------------------------------     -----------------------------------------
Net Income (Loss)                         $(4,377,000)             --             --     $ 1,372,000             --             --

Basic EPS
Income (loss) available to
  common shareholders                      (4,377,000)     18,052,081    $     (0.24)    $ 1,372,000     14,713,903    $      0.09
                                                                         ===========                                   ===========
Effect of Dilutive Securities
Options and Warrants                               --              --             --              --      1,373,584             --
Convertible debentures                             --              --             --         148,000        383,137             --
                                                                                         --------------------------

Diluted EPS
Income (loss) available to common
  stockholders and assumed conversions    $(4,377,000)     18,052,081    $     (0.24)    $ 1,520,000     16,470,624    $      0.09
                                                                         ===========                                   ===========

16.   EMPLOYEE BENEFIT PLAN

Georgetown Collection, Inc. maintains a defined contribution plan (401(K)) covering employees who have completed six months of service. Matching Company contributions are made based upon 50% of participant contributions to a maximum of 2% of participant compensation. During the years ended December 31, 1997 and 1996, the Company made contributions of $37,000 and $32,000, respectively.

                                 EXHIBIT INDEX
                                 -------------

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

4.5      Form of 7% Convertible Debenture.(6)

10.1     Employment Agreement, dated July 1, 1996, between the Company and Louis
         L. Knickerbocker.(10)

10.2     Employment Agreement, dated July 1, 1996, between the Company and
         Tamara Knickerbocker.(10)

10.3     Employment Agreement, dated July 1, 1996, between the Company and
         Anthony P. Shutts.(10)

10.4     Employment Agreement, dated April 1, 1997, between the Company and
         William R. Black.(11)

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

10.14    Exhibit omitted.

10.15    Agreement of Purchase and Sale of the Capital Stock of Krasner Group,
         Inc., dated June 15, 1996 re the acquisition of 100% of the issued and outstanding capital stock of Krasner Group,. (7)

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

10.22    Form of Private Securities Subscription Agreement.(6)

10.23    Form of Registration Rights Agreement.(6)

21.1     Subsidiaries of Registrant.(11)

23.0     Consent of Deloitte & Touche LLP, independent auditors. (11)

27.0     Financial Data Schedule (11)

----------------------

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

(11) Filed as an exhibit to The L.L. Knickerbocker Company, Inc. Form 10-KSB filed with the Securities and Exchange Commission on or about March 31, 1998.