Form 10-Q/A
period 1998-06-30
KNICKERBOCKER L L CO INC
filed 1998-10-09
CIK 932136

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                                                 --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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


        Issuer's Telephone Number, Including Area Code: (949) 595-7900


Indicate by mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.   Yes  X    No
                        ---      ---

The number of shares outstanding of the registrant's Common Stock, as of August 7, 1998 was 19,746,205.

                                TABLE OF CONTENTS


Item                                                                            Page
----                                                                            ----
                         PART I - FINANCIAL INFORMATION

1. FINANCIAL STATEMENTS

   A.  Condensed Consolidated Statements of Operations (unaudited) for the three month periods ended June 30, 1998 and June 30,1997.................  1

   B.  Condensed Consolidated Statements of Operations (unaudited) for the six month periods ended June 30, 1998 and June 30, 1997..................  2

   C.  Condensed Consolidated Balance Sheets at June 30, 1998 (unaudited)
       and December 31, 1997....................................................  3

   C.  Condensed Consolidated Statements of Cash Flows (unaudited) for the six month periods ended June 30, 1998 and June 30, 1997..................  5

   D.  Notes to Condensed Consolidated Financial Statements.....................  7

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   RESULTS OF OPERATIONS

   A.  Results of Operations.................................................... 12

   B.  Liquidity and Capital Resources.......................................... 16


                           PART II - OTHER INFORMATION

4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................... 18

6. EXHIBITS AND REPORTS ON FORM 8-K............................................. 18

   SIGNATURES................................................................... 18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        THE L.L. KNICKERBOCKER CO., INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (unaudited)

                                                                1998                                       1997
                                               -----------------------------------------------         ------------
                                               As previously
                                                 reported        Adjustment       As restated
                                               -------------     ----------       ------------
                                                                  (Note 6)
Sales, net of returns                          $ 13,434,000                       $ 13,434,000         $ 17,609,000
Cost of sales                                     6,488,000                          6,488,000            8,701,000
                                               ------------                       ------------         ------------
Gross profit                                      6,946,000                          6,946,000            8,908,000
Advertising expense                               2,611,000                          2,611,000            1,942,000
Selling expense                                   1,483,000                          1,483,000            1,488,000
General and administrative expense                5,230,000       142,000            5,372,000            5,570,000
                                               ------------                       ------------         ------------
Operating loss                                   (2,378,000)                        (2,520,000)             (92,000)
Loss on equity method investments                   262,000                            262,000              571,000
Other (income) expense, net                         163,000                            163,000              123,000
Interest expense (Note 3)                           702,000                            702,000              433,000
                                               ------------                       ------------         ------------
Loss before minority interest and
  income tax benefit                             (3,505,000)                        (3,647,000)          (1,219,000)
Minority interest in loss of subsidiary            (141,000)                          (141,000)            (101,000)
Income tax benefit                                 (826,000)                          (826,000)            (557,000)
                                               ------------                       ------------         ------------
Net loss                                       $ (2,538,000)                      $ (2,680,000)        $   (561,000)
                                               ============                       ============         ============
Net loss per share:
  Basic and diluted                            $      (0.13)                      $      (0.14)        $      (0.03)
                                               ============                       ============         ============
Shares used in computing net loss
  per share:
  Basic and diluted                              19,126,757                         19,126,757           17,867,818
                                               ============                       ============         ============

See accompanying notes to condensed consolidated financial statements.

                        THE L.L. KNICKERBOCKER CO., INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (Unaudited)


                                                                1998                                   1997
                                               ---------------------------------------------       ------------
                                               As previously
                                                 reported        Adjustment     As restated
                                               -------------     ----------     ------------
                                                                  (Note 6)
Sales, net of returns                          $ 24,916,000                     $ 24,916,000       $ 31,050,000
Cost of sales                                    11,344,000                       11,344,000         15,167,000
                                               ------------                     ------------       ------------
Gross profit                                     13,572,000                       13,572,000         15,883,000
Advertising expense                               5,024,000                        5,024,000          3,519,000
Selling expense                                   2,461,000                        2,461,000          3,039,000
General and administrative expense               10,023,000       142,000         10,165,000         10,466,000
                                               ------------                     ------------       ------------
Operating loss                                   (3,936,000)                      (4,078,000)        (1,141,000)
Loss on equity method investments                   815,000                          815,000            876,000
Other (income) expense, net (Note 8)             (2,667,000)                      (2,667,000)           236,000
Interest expense (Note 3)                         1,283,000                        1,283,000          3,526,000
                                               ------------                     ------------       ------------
Loss before minority interest and
  income tax benefit                             (3,367,000)                      (3,509,000)        (5,779,000)
Minority interest in loss of subsidiary            (274,000)                        (274,000)          (219,000)
Income tax benefit                                 (794,000)                        (794,000)        (1,160,000)
                                               ------------                     ------------       ------------
Net loss                                       $ (2,299,000)                    $ (2,441,000)      $ (4,400,000)
                                               ============                     ============       ============
Net loss per share:
  Basic and diluted                            $      (0.12)                    $      (0.13)      $      (0.25)
                                               ============                     ============       ============
Shares used in computing net loss
  per share:
  Basic and diluted                              19,038,910                       19,038,910         17,379,133
                                               ============                     ============       ============

See accompanying notes to condensed consolidated financial statements.

                        THE L.L. KNICKERBOCKER CO., INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                 June 30, 1998
                                                    ----------------------------------------------
                                                    As previously                                       December 31,
                                                      reported        Adjustment       As restated         1997
                                                    -------------     ----------       ------------     ------------
                                                                       (Note 6)
ASSETS

Cash and cash equivalents                           $   956,000                        $   956,000      $    92,000
Restricted cash                                               -                                 --          250,000
Accounts Receivable                                   9,992,000                          9,992,000        8,021,000
Receivable from stockholder                             742,000                            742,000        1,383,000
Inventories                                          12,196,000                         12,196,000       10,851,000
Prepaid expenses and other current assets             7,858,000                          7,858,000        7,486,000
                                                    -----------                        -----------      -----------
  Total current assets                               31,744,000                         31,744,000       28,083,000


Property and equipment, net                           5,620,000                          5,620,000        5,537,000
Notes Receivable                                      1,800,000                          1,800,000        1,800,000
Investments (Note 8)                                  6,892,000                          6,892,000        2,585,000
Deferred income taxes                                 4,300,000                          4,300,000        4,215,000
Other Assets                                          2,591,000                          2,591,000        2,348,000
Goodwill, net of accumulated amortization of
  $1,356,000 at June 30, 1998 and $971,000
  at December 31, 1997                                6,254,000        (142,000)         6,112,000        6,393,000
                                                    -----------                        -----------      -----------
                                                    $59,201,000                        $59,059,000      $50,961,000
                                                    ===========                        ===========      ===========

See accompanying notes to condensed consolidated financial statements.

                        THE L.L. KNICKERBOCKER CO., INC.

                                   (Unaudited)


                                                                 June 30, 1998
                                                    ------------------------------------------------
                                                    As previously                                        December 31,
                                                      reported        Adjustment        As restated         1997
                                                    -------------     ----------       -------------      -----------
                                                                       (Note 6)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses              $  8,601,000                       $  8,601,000      $ 7,838,000
Commissions and royalties payable                       660,000                            660,000          751,000
Notes Payable                                         5,152,000                          5,152,000        3,650,000
Interest payable                                        405,000                            405,000          270,000
Income taxes payable                                     83,000                             83,000          123,000
Acquisition payable                                       8,000                              8,000            8,000
Due to shareholders of Krasner Group, Inc.              745,000                            745,000          900,000
Loan from stockholder                                      --                                   --          248,000
Current portion of long-term debt                       158,000                            158,000          242,000
Other current liabilities                                66,000                             66,000          125,000
Deferred income taxes                                    49,000                             49,000           49,000
                                                   ------------                       ------------      -----------
  Total current liabilities                          15,927,000                         15,927,000       14,204,000
Long-term liabilities:
Long-term debt, less current portion                    547,000                            547,000          661,000
Convertible debentures, net of discounts of
  $1,454,000 at June 30, 1998 and $444,000
  at December 31, 1997                               15,195,000                         15,195,000        9,455,000
Deferred gain                                         1,642,000                          1,642,000        1,642,000
                                                   ------------                       ------------      -----------
  Total long-term liabilities                        17,384,000                         17,384,000       11,758,000

Minority interest                                            --                                 --          274,000
                                                   ------------                       ------------      -----------
Stockholders' equity:
Common stock                                         27,719,000                         27,719,000       27,282,000
Additional paid-in capital (Note 8)                   6,120,000                          6,120,000        3,904,000
Accumulated deficit                                  (3,529,000)      (142,000)         (3,671,000)      (1,230,000)
Foreign currency translation adjustment              (4,420,000)                        (4,420,000)      (5,231,000)
                                                   ------------                       ------------      -----------
  Total stockholders' equity                         25,890,000                         25,748,000       24,725,000
                                                   ------------                       ------------      -----------
                                                   $ 59,201,000                       $ 59,059,000      $50,961,000
                                                   ============                       ============      ===========

See accompanying notes to condensed consolidated financial statements.

                        THE L.L. KNICKERBOCKER CO., INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                             June 30, 1998
                                                           ----------------------------------------------
                                                           As previously                                         June 30,
                                                             reported        Adjustment      As restated           1997
                                                           -------------     ----------  --  ------------      ------------
                                                                             (Note 6)


Cash flows from operating activities:
Net loss                                                   $ (2,299,000)      $(142,000)     $(2,441,000)      $(4,400,000)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                               1,227,000         142,000        1,369,000        1,168,000
  Debenture inducement                                                                                          1,899,000
  Gain on sale of investment - P.E.C                         (2,847,000)                      (2,847,000)
  Equity in loss of investee companies                          815,000                          815,000          876,000
  Loss on disposition of fixed assets                            18,000                           18,000
  Minority interest                                            (274,000)                        (274,000)        (219,000)
  Amortization of debt discount                                 160,000                          160,000          589,000
  Expense related to stock options                                5,000                            5,000
  Deferred income taxes                                        (800,000)                        (800,000)
  Changes in operating accounts:
  Accounts receivable, net                                   (1,971,000)                      (1,971,000)       3,082,000
  Receivable from stockholder/officer                           641,000                          641,000         (781,000)
  Income tax receivable                                                                                        (1,573,000)
  Inventories                                                (1,345,000)                      (1,345,000)      (1,981,000)
  Prepaid expenses and other current assets                    (372,000)                        (372,000)      (1,124,000)
  Other assets                                                 (108,000)                        (108,000)         171,000
  Accounts payable and accrued expenses                         871,000                          871,000         (920,000)
  Commissions and royalties payable                             (91,000)                         (91,000)          62,000
  Income tax payable                                            (40,000)                         (40,000)
  Other long term liabilities                                                                                     (51,000)
                                                            -----------                      -----------       ----------
Net cash used in operating activities                        (6,410,000)                      (6,410,000)      (3,202,000)

Cash flows from investing activities:
  Acquisitions of property and equipment                       (534,000)                        (534,000)      (1,947,000)
  Proceeds from sales of property and equipment                  21,000                           21,000
  Investments/advances to investees                            (487,000)                        (487,000)         (91,000)
                                                            -----------                      -----------       ----------
Net cash used in investing activities                        (1,000,000)                      (1,000,000)      (2,038,000)

Cash flows from financing activities:
  Net borrowings (repayments) on line of credit               1,502,000                        1,502,000       (1,510,000)
  Payments on long-term debt                                   (148,000)                        (148,000)        (150,000)
  Proceeds from exercise of common stock purchase
    warrants/options                                                                                              478,000
  Net proceeds (repayments) from shareholder loan              (248,000)                        (248,000)       1,000,000
  Deferred debt issue costs                                    (427,000)                        (427,000)
  Proceeds from issuance of convertible debentures            7,000,000                        7,000,000
                                                            -----------                      -----------       ----------
 Net cash provided by (used in) financing activities          7,679,000                        7,679,000         (182,000)
Effect of foreign currency translation                          345,000                          345,000          (47,000)
                                                            -----------                      -----------       ----------
Net increase (decrease) in cash and cash equivalents            614,000                          614,000       (5,469,000)
Cash and cash equivalents, beginning of period                  342,000                          342,000        6,747,000
                                                            -----------                      -----------       ----------
Cash and cash equivalents, end of period                    $   956,000                      $   956,000        1,278,000
                                                            ===========                      ===========       ==========
Supplemental cash flow information:
Cash paid for interest                                      $   566,000                      $   566,000       $  789,000
                                                            ===========                      ===========       ==========
Cash paid (refunded) for income taxes                       $    40,000                      $    40,000       $       --
                                                            ===========                      ===========       ==========

                     THE L.L. KNICKERBOCKER CO., INC.

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


Six months ended:                            June 30, 1998       June 30, 1997
-----------------                            -------------       -------------
Net loss                                     $ (2,441,000)       $ (4,400,000)
Foreign currency translation gain (loss)          811,000            (135,000)
                                             ------------        ------------
  Total Comprehensive loss                   $ (1,630,000)       $ (4,535,000)
                                             ============        ============



Three months ended:                          June 30, 1998       June 30, 1997
-------------------                          -------------       -------------
Net loss                                     $ (2,680,000)        $ (561,000)
Foreign currency translation gain (loss)       (1,038,000)          (200,000)
                                             -------------        -----------
  Total Comprehensive loss                   $ (3,718,000)        $ (761,000)
                                             =============        ===========

NOTE 6:  GOODWILL

As of January 1, 1998, the Company determined that, due to operating experience of Krasner Group, Inc. and Georgetown Collection, Inc. since the acquisition of these entities, the estimated useful life of goodwill associated with the acquisitions should be increased to 20 years. The effect of this change was a decrease in net loss of approximately $142,000 or $.007 per share, for the six months ended June 30, 1998. The Company revised the useful life back to 10 years and accordingly is retroactively restating the three and six months ended June 30, 1998 to reflect the revision of the useful life of goodwill from 20 to 10 years.

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

SELLING EXPENSE

Selling expense decreased slightly to $1,483,000 for the three months ended June 30, 1998 from $1,488,000 for the three months ended June 30, 1997, due primarily to lower royalty expense attributable to lower revenues in 1998, offset by increases in trade show expenses related to the Company's expansion of its retail distribution channel. Selling expenses include royalty expense, commission expense, trade show expenses, and other sales promotion expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased to $5,372,000 for the three months ended June 30, 1998 from $5,570,000 for the three months ended June 30, 1997, a decrease of $198,000, or 3.6%. The percentage of revenues represented by these expenses increased from 31.6% in 1997 to 40.0% in 1998. The increase in general and administrative expenses as a percentage of revenues resulted primarily from the 23.7% decrease in the revenue base in 1998 from 1997. The $198,000 decrease in general and administrative expenses related primarily to the Company's aggressive efforts to cut general and administrative expenses across the Company's diverse product divisions, offset by increased personnel costs and higher operating costs associated with the Company's new headquarters in California and its jewelry facility in Thailand.

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

NET LOSS

As a result of the foregoing factors, net loss increased to $2,680,000 for the three months ended June 30, 1998 from net loss of $561,000 for the three months ended June 30, 1997, an increase in net loss of $2,119,000.

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

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased to $10,165,000 for the six months ended June 30, 1998 from $10,466,000 for the six months ended June 30, 1997, a decrease of $301,000, or 2.9%. The percentage of revenues represented by these expenses increased from 33.7% in 1997 to 40.8% in 1998. The increase in general and administrative expenses as a percentage of revenues resulted primarily from the 19.8% decrease in the revenue base in 1998 from 1997. The $301,000 decrease in general and administrative expenses related primarily to the Company's aggressive efforts to cut general and administrative expenses across the Company's diverse product divisions, offset by increased personnel costs and higher operating costs associated with the Company's new headquarters in California and its jewelry facility in Thailand.

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

INTEREST EXPENSE

Interest expense decreased to $1,283,000 for the six months ended June 30, 1998 from $3,526,000 for the six months ended June 30, 1997, a decrease of $2,243,000, or 63.6%. The decrease occurred primarily as a result of a $1,899,000 noncash restructuring charge and noncash conversion discounts incurred in 1997 associated with the Company's 1996 convertible debenture offering, offset by increased interest charges from the issuance of convertible debentures totaling $5,000,000 and $7,000,000 in September 1997 and June 1998, respectively. Included in interest expense are noncash charges of $359,000 that are classified as interest expense.

NET LOSS

As a result of the foregoing factors, net loss decreased to $2,441,000 for the six months ended June 30, 1998 from net loss of $4,400,000 for the six months ended June 30, 1997, a decrease in net loss of $1,959,000.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 15, 1998, the Company held its Annual Meeting of Shareholders. The meeting involved the election of Directors of the Company and the ratification of Deloitte & Touche LLP as independent public accountants for the year 1998. A brief description of each matter voted on and number of shares cast is as follows:


                                                        For         Withhold       Against       Abstain
                                                     ----------     --------       -------       -------
    (1)   Election of Directors:
          Louis L. Knickerbocker                     17,965,860     550,511
          Anthony P. Shutts                          17,950,610     565,761
          Tamara Knickerbocker                       17,965,860     550,511
          Gerald A. Margolis                         17,965,610     550,761
          William R. Black                           17,929,610     586,761
          F. Rene Alvarez, Jr.                       17,926,310     590,061

    (2)   Ratification of Appointment
          of Independent Public Accountants:
          Appointment of Deloitte & Touche LLP       17,972,941                   451,557        91,873

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


                                        THE L.L. KNICKERBOCKER CO., INC.

Date: October 9, 1998                   By: /s/ ANTHONY P. SHUTTS
                                            -----------------------------------
                                            Anthony P. Shutts
                                            Chief Financial Officer

                                            Signing on behalf of the registrant
                                            and as principal financial and
                                            accounting officer.