Form 10-Q
period 1998-09-30
KNICKERBOCKER L L CO INC
filed 1998-11-16
CIK 932136

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

        ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 595 - 7900


Indicate by mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock, as of November 6, 1998 was 19,994,126.

                                TABLE OF CONTENTS


ITEM                                                                             PAGE
----                                                                             ----
                         PART I - FINANCIAL INFORMATION

1.      FINANCIAL STATEMENTS

        A.      Condensed Consolidated Statements of Operations (unaudited) for the three and nine month periods ended September 30, 1998 and
                September 30,1997 ................................................  1

        B.      Condensed Consolidated Balance Sheets at September 30, 1998
                (unaudited) and December 31, 1997.................................  2

        C.      Condensed Consolidated Statements of Cash Flows (unaudited) for the nine month periods ended September 30, 1998 and September
                30, 1997..........................................................  4

        D.      Notes to Condensed Consolidated Financial Statements..............  6

2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

        A.      Results of Operations............................................. 11

        B.      Liquidity and Capital Resources................................... 15


                           PART II - OTHER INFORMATION

2.      CHANGES IN SECURITIES AND USE OF PROCEEDS................................. 17

3.      DEFAULTS UPON SENIOR SECURITIES........................................... 17

6.      EXHIBITS AND REPORTS ON FORM 8-K.......................................... 18

        SIGNATURES................................................................ 18

PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements

                        THE L.L. KNICKERBOCKER CO., INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)




                                                     Three months ended September 30,          Nine months ended September 30,
                                                    ---------------------------------         ---------------------------------
                                                        1998                 1997                 1998                 1997
                                                    ------------         ------------         ------------         ------------
Sales, net of returns                               $ 15,769,000         $ 14,112,000         $ 40,685,000         $ 45,162,000
Cost of sales                                          7,705,000            6,477,000           19,049,000           21,644,000
                                                    ------------         ------------         ------------         ------------
Gross profit                                           8,064,000            7,635,000           21,636,000           23,518,000
Advertising expense                                    2,124,000            1,869,000            7,148,000            5,388,000
Selling expense                                        2,026,000            1,579,000            4,487,000            4,288,000
General and administrative expense                     5,159,000            4,731,000           15,324,000           15,527,000
                                                    ------------         ------------         ------------         ------------
Operating loss                                        (1,245,000)            (544,000)          (5,323,000)          (1,685,000)
Loss on equity method investments                        167,000              468,000              982,000            1,344,000
Other (income) expense, net (Note 7)                    (421,000)            (762,000)          (3,088,000)            (526,000)
Interest expense (Note 3)                                893,000              471,000            2,176,000            3,997,000
                                                    ------------         ------------         ------------         ------------
Loss before minority interest and
     income tax benefit                               (1,884,000)            (721,000)          (5,393,000)          (6,500,000)
Minority interest in loss of subsidiary                       --                   --             (274,000)            (219,000)
Income tax benefit                                      (194,000)            (135,000)            (988,000)          (1,295,000)
                                                    ------------         ------------         ------------         ------------
Net loss                                            $ (1,690,000)        $   (586,000)        $ (4,131,000)        $ (4,986,000)
                                                    ============         ============         ============         ============
Net loss per share:
  Basic and diluted                                 $      (0.09)        $      (0.03)        $      (0.22)        $      (0.28)
                                                    ============         ============         ============         ============
Shares used in computing net loss per share:
   Basic and diluted                                  19,634,624           18,408,572           19,118,538           17,731,737
                                                    ============         ============         ============         ============


See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                                           September 30,       December 31,
                                                                                1998               1997
                                                                            -----------        -----------
ASSETS

Cash and cash equivalents                                                   $   700,000        $    92,000

Restricted cash                                                                      --            250,000

Accounts Receivable                                                          11,901,000          8,021,000

Receivable from stockholder                                                   1,048,000          1,383,000

Inventories                                                                  13,106,000         10,851,000

Prepaid expenses and other current assets                                     8,436,000          7,486,000

                                                                            -----------        -----------
  Total current assets                                                       35,191,000         28,083,000




Property and equipment, net                                                   5,776,000          5,537,000

Notes Receivable                                                              1,800,000          1,800,000

Investments (Note 7)                                                          6,760,000          2,585,000

Deferred income taxes                                                         4,500,000          4,215,000

Other Assets                                                                  2,677,000          2,348,000

Goodwill, net of accumulated amortization of $1,539,000 and $971,000
  at September 30, 1998 and December 31, 1997, respectively                   5,979,000          6,393,000
                                                                            -----------        -----------
                                                                            $62,683,000        $50,961,000
                                                                            ===========        ===========


See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)




LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                September 30,         December 31,
                                                                     1998                 1997
                                                                 ------------         ------------
Current Liabilities:
Accounts payable and accrued expenses                            $ 10,984,000         $  7,846,000
Commissions and royalties payable                                   1,179,000              751,000
Notes Payable                                                       6,542,000            3,650,000
Interest payable                                                      428,000              270,000
Income taxes payable                                                   45,000              123,000
Due to former shareholders of Krasner Group, Inc.                     513,000              900,000
Loan from stockholder                                                                      248,000
Current portion of long-term debt                                     262,000              242,000
Other current liabilities                                             186,000              125,000
Deferred income taxes                                                  49,000               49,000
Convertible debentures, net of discounts of $1,012,000
  at September 30, 1998                                             5,988,000
                                                                 ------------         ------------
  Total current liabilities                                        26,176,000           14,204,000


Long-term liabilities:
Long-term debt, less current portion                                  555,000              661,000
Convertible debentures, net of discounts of $157,000
  at September 30, 1998 and $444,000 at December 31, 1997           7,742,000            9,455,000
Deferred gain                                                       1,642,000            1,642,000
                                                                 ------------         ------------
  Total long-term liabilities                                       9,939,000           11,758,000

Minority interest                                                          --              274,000
                                                                 ------------         ------------

Stockholders' equity (Note 8):
Common stock                                                       29,900,000           27,282,000
Additional paid-in capital                                          6,144,000            3,904,000
Accumulated deficit                                                (5,361,000)          (1,230,000)
Foreign currency translation adjustment                            (4,115,000)          (5,231,000)
                                                                 ------------         ------------
  Total stockholders' equity                                       26,568,000           24,725,000
                                                                 ------------         ------------
                                                                 $ 62,683,000         $ 50,961,000
                                                                 ============         ============





See accompanying notes to condensed consolidated financial statements.

                        THE L.L. KNICKERBOCKER CO., INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                  September 30,       September 30,
                                                                                      1998                1997
                                                                                   -----------         -----------
Cash flows provided by operating activities:
Net loss                                                                           $(4,131,000)        $(4,986,000)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                      1,975,000           1,746,000
  Debenture inducement                                                                                   1,899,000
  Gain on sale of investment - P.E.C                                                (3,616,000)
  Equity in loss of investee companies                                                 982,000           1,344,000
  Loss on disposition of fixed assets                                                   18,000
  Minority interest                                                                   (274,000)           (219,000)
  Amortization of debt discount                                                        445,000             605,000
  Expense related to issuance of stock options, warrants
    and common stock                                                                   491,000
  Deferred income taxes                                                             (1,000,000)             (1,000)
  Changes in operating accounts:
  Accounts receivable, net                                                          (3,880,000)          1,544,000
  Receivable from stockholder/officer                                                  185,000            (793,000)
  Income tax receivable                                                                                   (400,000)
  Inventories                                                                       (2,255,000)         (4,045,000)
  Prepaid expenses and other current assets                                           (950,000)         (4,880,000)
  Other assets                                                                        (473,000)              5,000
  Accounts payable and accrued expenses                                              3,480,000            (437,000)
  Commissions and royalties payable                                                    428,000            (302,000)
  Income tax payable                                                                   (78,000)            461,000
  Other long term liabilities                                                                              (51,000)
                                                                                   -----------         -----------
Net cash used in operating activities                                               (8,653,000)         (8,510,000)

Cash flows from investing activities:
  Acquisitions of property and equipment                                              (846,000)         (1,991,000)
  Proceeds from sales of property and equipment                                         21,000
  Proceeds from sales of investment                                                    818,000
  Investments/advances to investees                                                   (571,000)           (107,000)
                                                                                   -----------         -----------
Net cash used in investing activities                                                 (578,000)         (2,098,000)

Cash flows from financing activities:
  Net borrowings on line of credit                                                   2,892,000             467,000
  Payments on long-term debt                                                          (264,000)           (808,000)
  Borrowings on long-term debt                                                          45,000             466,000
  Proceeds from exercise of common stock purchase warrants/options                                         732,000
  Net proceeds (repayments) from shareholder loan                                     (248,000)            400,000
  Deferred debt issue costs                                                           (427,000)           (325,000)
  Proceeds from issuance of convertible debentures                                   7,000,000           5,000,000
                                                                                   -----------         -----------
 Net cash provided by financing activities                                           8,998,000           5,932,000

Effect of foreign currency translation                                                 591,000            (518,000)
                                                                                   -----------         -----------

Net increase (decrease) in cash and cash equivalents                                   358,000          (5,194,000)
Cash and cash equivalents, beginning of period                                         342,000           6,747,000
                                                                                   -----------         -----------
Cash and cash equivalents, end of period                                           $   700,000         $ 1,553,000
                                                                                   ===========         ===========


See accompanying notes to condensed consolidated financial statements.

                        THE L.L. KNICKERBOCKER CO., INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (unaudited)


Supplemental Disclosures of Cash Flow Information:


Cash paid for interest                         $   894,000         $   782,000
                                               ===========         ===========
Cash paid (refunded) for income taxes          $    78,000         $  (946,000)
                                               ===========         ===========


Supplemental Schedule of Noncash Investing and Financing Activity:

During the nine months ended September 30, 1998 and 1997, $2,000,000 and $10,770,000 of convertible debentures and $123,000 and $121,000 of accrued interest, respectively, was converted to common stock.

During the nine months ended September 30, 1998 and 1997, the Company issued 138,031 and 243,606 shares of common stock in payment of $387,000 and $1,253,000, respectively, of liability to former Krasner shareholders.

During the nine months ended September 30, 1998, the Company acquired property and equipment under capital lease obligations totaling $91,000.

During the nine months ended September 30, 1998, the Company recorded a $1,788,000 increase to investments in connection with the initial public offering of Ontro, Inc. (Note 7).

During the nine months ended September 30, 1997, the Company issued 150,000 warrants with an ascribed value of $434,000 as commission in connection with the issuance of the 1997 Debentures (Note 3).

During the nine months ended September 30, 1998, the Company cancelled 200,000 shares of previously issued common stock in settlement of $150,000 receivable from stockholder.

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain prior period balances have been reclassified to conform with current presentation.

NOTE 2:  EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), in the fourth quarter of 1997. Shares issuable upon the exercise of common stock warrants and options and shares issuable upon the conversion of convertible debentures have been excluded from the three and nine month periods ended September 30, 1998 and 1997 per share calculation because their effect is antidilutive.

NOTE  3:  CONVERTIBLE DEBENTURES

In June 1998, the Company issued Convertible Debentures (the 1998 Debentures) with a face value of $7,000,000 in a private placement to institutional investors. This private placement yielded net proceeds to the Company totaling $6,573,000 after deducting costs associated with issuing the 1998 Debentures. The 1998 Debentures accrue interest at the rate of 6% per annum, payable upon conversion of the related debt. The 1998 Debentures are convertible at the option of the holder into shares of the Company's common stock at a conversion price of $4.02. As of September 30, 1998, none of the 1998 Debentures had been converted.

The 1998 Debentures are subject to an agreement whereby after approval by the shareholders of the Company of the issuance of the 1998 Debentures and the creation of a class of Preferred Stock of the Company, the 1998 Debentures will be exchanged for shares of newly created Preferred Stock of the Company, the terms of which shall be substantially similar to that of the 1998 Debentures. The Preferred Stock will be convertible into shares of common stock of the Company at the lower of $4.02 or a graduated discounted price ranging from 97% to 90% of an average of the 7 lowest trading days of the 30 consecutive trading days prior to conversion. The discounted price of 90% applies if the investor does not convert prior to the two-year anniversary of the closing date. To the extent the Company is not able to exchange the 1998 Debentures for Preferred Stock, under the terms of the agreements related to the 1998 Debentures (the Agreements), the 1998 Debentures will mature on December 28, 1998. Events of default under the 1998 Debentures have occurred with respect to meeting filing deadlines as outlined in the Agreements. However, management believes that the Company has, through its discussions with the 1998 Debenture Holders, what constitutes an implied waiver of defaults which have occurred. Remedies of default, if enforced include demanding that all or any portion of the 1998 Debentures be prepaid by the Company for cash. As a result, the Company has reflected the 1998 Debentures as a current liability in the accompanying financial statements.

The conversion of the securities at a maximum of 90% of the closing price of the Company's common stock resulted in the 1998 Debentures being issued at a discount (the conversion discount). The Company is recognizing the conversion discount as non-cash interest expense over the estimated term of the 1998 Debentures (two years) with a corresponding increase to the original principal amount of the 1998 Debentures. In connection with the issuance of the 1998 Debentures, the Company issued to the investors warrants to purchase 261,194 shares of common stock. The warrants vest as of the grant date with an exercise price of $4.72 per share, which was equivalent to 135% of the fair market value of the Company's common stock at the date of grant and are valid for five years from the date of the grant. The warrants have an ascribed value of $470,000, which was recorded as debt discount (the warrant discount) and additional paid-in capital. The Company is recognizing the warrant discount as non-cash interest expense over the term of the securities (three years). Upon conversion of the 1998 Debentures any portion of the conversion discount not previously recognized is recorded as interest expense on the conversion date. During the nine months ended September 30, 1998, a total of $200,000 of non-cash interest expense was recorded relating to the 1998 Debentures.

In September 1997, the Company issued Convertible Debentures (the 1997 Debentures) with a face value of $5,000,000 in a private placement to an institutional investor. This private placement yielded net proceeds to the Company totaling $4,675,000 after deducting costs associated with issuing the 1997 Debentures. The 1997 Debentures accrue interest at the rate of 6% per annum, payable upon conversion of the related debt or at debt maturity of September 7, 2000. Interest is payable in either cash or common stock of the Company at the option of the Company. The 1997 Debentures are convertible at the option of the holder into shares of the Company's common stock at a graduated discounted price ranging from 97% to 90% of an average of the 7 lowest trading days of the 30 consecutive trading days prior to conversion. The discounted price of 90% applies if the investor does not convert prior to the two-year anniversary of the closing date. Through September 30, 1998, the Company issued a total of 828,663 shares of its common stock in connection with the conversion of $2,000,000 of the principal amount of the 1997 Debentures, plus interest accrued through the conversion date.

The conversion of the notes at a maximum of 90% of the closing price of the Company's common stock resulted in the 1997 Debentures being issued at a discount (the conversion discount). The Company is recognizing the conversion discount as non-cash interest expense over the estimated term of the 1997 Debentures (two years) with a corresponding increase to the original principal amount of the 1997 Debentures. Upon conversion of the 1997 Debentures any portion of the conversion discount not previously recognized is recorded as interest expense on the conversion date. During the nine months ended September 30, 1998 and 1997, a total of $432,000 and $19,000, respectively, of non-cash interest expense was recorded relating to the 1997 Debentures, including $135,000 in the nine months ended September 30, 1998 relating to the additional conversion discount recorded upon conversion.

In September 1996, the Company issued Convertible Debentures (the 1996 Debentures) with a face value of $15,500,000 in a private placement to institutional investors. This private placement yielded net proceeds to the Company totaling $14,730,000 after deducting costs associated with issuing the 1996 Debentures. The 1996 Debentures accrue interest at the rate of 7% per annum, payable quarterly. The 1996 Debentures were convertible at the option of the holder into shares of the Company's common stock at a price equal to 85% of the closing price of the Company's common stock at the date of conversion, subject to a minimum and maximum conversion price of $5.25 and $12.00 per share, at any time through the second anniversary of the original date of issuance. Through September 30, 1998, the Company issued a total of 1,903,174 shares of its common stock in connection with the conversion of $12,499,000 of the original principal amount of the 1996 Debentures, plus interest accrued through the conversion dates.

The conversion of the notes at 85% of the closing price of the Company's common stock resulted in the 1996 Debentures being issued at a discount (the conversion discount). The conversion discount was being recognized by the Company as non-cash interest expense over the term of the 1996 Debentures with a corresponding increase to the original principal amount of the Debentures. Upon conversion of the 1996 Debentures any portion of the conversion discount not previously recognized was recorded as interest expense on the conversion date. During the nine months ended September 30, 1998 and 1997, a total of $81,000 and $2,648,000, respectively, of non-cash interest expense was recorded relating to the 1996 Debentures, including $537,000 in the nine months ended September 30, 1997 relating to the additional conversion discount recorded upon conversion. In January 1997, the Company reached agreement with the 1996 Debenture holders to tender all outstanding 1996 Debentures to the Company in exchange for new convertible Debentures (the New Debentures). Under the terms of the agreement, New Debentures were issued with a face value of 117.5% of the face value of the tendered debentures. The New Debentures bear interest at 7% per year, payable quarterly. The New Debentures are convertible at the option of the holder into shares of the Company's common stock at $8.00 per share. The New Debentures must be converted by January 1999. As a result of the 17.5% premium given as an inducement to the Debenture holders to tender the original debentures into New Debentures, the Company recorded a non-cash charge of $1,899,000 in the first quarter of 1997.

NOTE 4:  BANK FINANCING

The Company has available to use for working capital purposes and to post letters of credit, a line of credit totaling $20,000,000, subject to certain limits. The line of credit encompasses The L.L. Knickerbocker Co., Inc. (LLK), Georgetown Collection, Inc. (GCI) and Krasner Group, Inc. (TKG) and expires in July 1999. Certain credit limits are established for each company. The credit limits are $4,000,000 for LLK, $13,000,000 for GCI and $3,000,000 for TKG.
Borrowing availability is determined by an advance rate on eligible accounts receivable and inventory. The line of credit includes sublimits for letters of credit and bankers acceptances aggregating $13,000,000, $4,000,000 and $3,000,000 for GCI, LLK and TKG, respectively. Borrowings bear interest at the bank's base rate (8.5% at September 30, 1998) plus 2% for GCI and TKG borrowings and plus 1% for LLK borrowings or, at the Company's option, an adjusted LIBOR rate. In addition, the Company is charged an Unused Line fee of .25% of the unused portion of the revolving loans.

At September 30, 1998, the Company had $6,542,000 of cash borrowings outstanding. Available borrowings under the line of credit aggregated $2,891,000 at September 30, 1998. Borrowings are collateralized by substantially all assets of the Company. The line of credit agreement contains, among other things, restrictive financial covenants that require the Company to maintain certain leverage and current ratios (computed annually and quarterly), an interest coverage ratio (computed annually) and to achieve certain levels of annual income. The agreement also limits GCI annual capital expenditures and prohibits the payment of dividends. At September 30, 1998, the Company was in compliance with these covenants or had received a waiver from the bank for certain covenant violations.

S.L.S. Trading Co., Ltd. and Harlyn International, Inc. have available lines of credit aggregating 72,000,000 Thai baht (approximately $1,823,000 at September 30, 1998). Outstanding borrowings bear interest at rates ranging from 15% to 18.75%.

NOTE 5:  CHANGES IN ACCOUNTING PRINCIPLES

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive loss is as follows:



Nine months ended:                           September 30, 1998    September 30, 1997
                                             ------------------    ------------------
Net loss                                        $(4,131,000)          $(4,986,000)
Foreign currency translation gain (loss)          1,116,000            (1,478,000)
                                                -----------           -----------
  Total Comprehensive loss                      $(3,015,000)          $(6,464,000)
                                                ===========           ===========

Three months ended:                          September 30, 1998    September 30, 1997
                                             ------------------    ------------------
Net loss                                        $(1,690,000)          $  (586,000)
Foreign currency translation gain (loss)            305,000            (1,343,000)
                                                -----------           -----------
  Total Comprehensive loss                      $(1,385,000)          $(1,929,000)
                                                ===========           ===========

NOTE 6:  INVENTORIES

As of September 30, 1998 and December 31, 1997 inventories consisted of the following:

                                          September 30, 1998          December 31, 1997
                                          ------------------          -----------------
           Finished goods                     $10,536,000                $ 8,968,000
           Work-in-progress                       864,000                    342,000
           Raw materials                        1,706,000                  1,541,000
                                              -----------                -----------
                                              $13,106,000                $10,851,000
                                              ===========                ===========


NOTE 7:   INVESTMENTS

In September 1998, the Company sold a portion of its investment in Pure Energy Corporation with a carrying value of $49,000 for net cash proceeds of $818,000. The sale resulted in a gain to the Company of $769,000, which is included in other income.

On March 17, 1998, the Company completed a $3,000,000 transaction whereby it sold 2% of Pure Energy Corporation in exchange for a 6% interest in Phoenix Environmental, Ltd. a development-stage corporation. The Company received 34,700 shares of Phoenix Environmental, Ltd. in exchange for 1,364 shares of Pure Energy Corporation. No cash was exchanged in the transaction. The transaction resulted in a gain to the Company of $2,847,000, which is included in other income. Phoenix Environmental, Ltd. has developed a patented, proprietary technology that converts steel mill by-products and other steel-based waste streams into a marketable industrial product.

In September 1996, the Company purchased an equity interest in Ontro, Inc. (Ontro). The purchase price consisted of $600,000 in cash for 858,673 common shares. The investment provided the Company with a 27.8% common equity interest in Ontro. In May 1998 Ontro successfully completed an initial public offering whereby Ontro received approximately $15 million and issued 3,400,000 shares of its common stock. As a result of the sale of previously unissued shares to the public, the Company's ownership interest in Ontro was reduced to 13.2% and the Company increased the balance of its investment in Ontro to reflect the enhanced value of the Company's equity interest in Ontro. The net increase of $1,073,000 was recorded as a capital transaction, resulting in an increase to the Company's additional paid-in capital account after giving effect to deferred taxes of $715,000.

NOTE 8: STOCKHOLDERS' EQUITY

In August 1998, the Company entered into an agreement with the 1997 Debenture holders whereby the Company had the right, until September 1, 1998, to purchase up to $3,000,000 of the principal amount of the 1997 Debentures, adjusted for conversions through September 1, 1998, for a purchase price in cash of 110% of face value. In connection with the agreement the Company issued warrants to the Debenture holders to purchase an aggregate of 213,132 shares of common stock. The warrants have an aggregate ascribed value of $228,000, which was recorded as other expense in the third quarter of 1998. The Company did not purchase any of the debentures under the agreement.

NOTE 9: SUBSEQUENT EVENTS

In November 1998, the Company issued 231,487 shares of its common stock in connection with the conversion of $150,000 of the principal amount of the 1997 Debentures, plus interest accrued through the conversion date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes the operations of The L.L. Knickerbocker Co., Inc. and subsidiaries for each of the periods discussed.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

NET SALES

Net sales increased to $15,769,000 for the three months ended September 30, 1998 from $14,112,000 for the three months ended September 30, 1997, an increase of $1,657,000, or 11.7%. The $1,657,000 increase in quarterly net sales was comprised of a $2,294,000 increase in net sales in the Company's celebrity-driven collectible doll program, a $1,081,000 increase in the Company's fine jewelry program, a $442,000 increase in the Company's celebrity-driven fashion jewelry program, offset by a decrease in net sales of $2,160,000 attributed to the Company's non-celebrity collectible doll programs. The increase in net sales from celebrity-driven collectible doll programs related primarily to new product introductions to the Company's major customer in the home shopping industry and an increase in volume through the Company's retail distribution channel. The increase in fine jewelry sales related to an expanded customer base established by the Company in 1998. The increase in net sales from the Company's fashion jewelry sales was primarily attributed to a higher number of new product introductions at the Company's major customer in the home shopping industry, the primary distribution channel for the Company's fashion jewelry. The decrease in non-celebrity collectible doll revenues was primarily attributed to lower than expected response from the Company's direct response advertisement campaigns. The Company continues to assess the potential of sales expansion of existing products through new distribution channels, as well as continuing to develop new product categories.

GROSS PROFIT

Gross profit increased to $8,064,000 for the three months ended September 30, 1998 from $7,635,000 for the three months ended September 30, 1997, an increase of $429,000 or 5.6%. As a percentage of net sales, gross profit for the quarter decreased to 51.2% in 1998 from 54.1% in 1997. The decrease in the gross profit percentage in 1998 from 1997 is due primarily to decreased volume in the Company's non-celebrity collectible doll programs where products are sold directly to the customer, through catalog mailings and print advertisements, that generate higher gross margins than the Company's wholesale sales. In the quarter ended September 30, 1998, 23.7% of the Company's revenues were generated from direct response distribution, versus 41.7% in the corresponding quarter of 1997. Partially mitigating the gross profit impact of the decline in direct response sales in 1998 was an increase in the gross margin of the Company's fashion jewelry program, which generated an increase in gross profit percentage in 1998 to 44% from 33% in 1997. The increase in gross margin in the Company's fashion jewelry program is due to obtaining lower manufacturing costs on the Company's products, accomplished partially by outsourcing the manufacturing of certain products and by aggressive cost cutting measures.

ADVERTISING EXPENSE

Advertising expense increased to $2,124,000 for the three months ended September 30, 1998 from $1,869,000 for the three months ended September 30, 1997, due primarily to the Company's expansion of its direct response advertising campaigns among a greater number of collectible brands in 1998 and its attempt, in early 1998, to aggressively prospect for new customers for its Georgetown Collection non-celebrity collectible doll brand. Additionally, the Company is incurring higher advertising costs in 1998 due to the expansion into retail distribution for the Company's products. Included in advertising expense are advertisement printing costs, catalog printing costs, media space in magazines, and advertisement creative and development costs.

SELLING EXPENSE

Selling expense increased to $2,026,000 for the three months ended September 30, 1998 from $1,579,000 for the three months ended September 30, 1997, an increase of $447,000, or 28.3%. As a percentage of net revenues, selling expense increased from 11.2% in 1997 to 12.8% in 1998. The increase in selling expense is due primarily to higher variable royalty expense attributable to higher revenues in 1998, and to increases in trade show and commission expenses related to the Company's expansion of its retail distribution channel. Selling expenses include royalty expense, commission expense, trade show expenses, and other sales promotion expenses.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense increased to $5,159,000 for the three months ended September 30, 1998 from $4,731,000 for the three months ended September 30, 1997, an increase of $428,000, or 9.0%. The percentage of revenues represented by these expenses decreased from 33.5% in 1997 to 32.7% in 1998, due primarily to the increased sales volume in 1998. The increase in overall levels of general and administrative expenses was due primarily to legal fees and other litigation costs of approximately $550,000 in the third quarter of 1998. Additionally, the Company is consolidating a major direct response division and is incurring costs related to moving the operations, computer and fulfillment planning and set up, and personnel costs. The Company is focusing on aggressively reducing its general and administrative expense levels.

LOSS FROM EQUITY METHOD INVESTMENTS

Loss from equity method investments decreased to $167,000 for the three months ended September 30, 1998 from $468,000 for the three months ended September 30, 1997. The major component of the 1998 loss from equity method investments stems from the Company's 50% interest in Arkenol Asia, LLC. Included in the September 30, 1997 loss from equity method investments are losses incurred from independent, development-stage corporations of which the Company owns a substantial interest, in most cases greater than 19.9%. Under the equity method of accounting, the Company must report its percentage ownership of losses incurred by the development-stage corporations. During the three months ended September 30, 1998, the Company did not account for investments in Pure Energy Corporation and Ontro, Inc. under the equity method due to reductions in ownership interest.

OTHER (INCOME) EXPENSE

Other income decreased to $421,000 for the three months ended September 30, 1998 from $762,000 for the three months ended September 30, 1997, a decrease of $341,000, or 44.8%. The decrease relates primarily to foreign currency losses realized by Thailand-based subsidiaries as a result of foreign currency fluctuations and expense related to the issuance of common stock and common stock purchase warrants in 1998, offset by a $769,000 gain on sale of investment in the third quarter of 1998.

INTEREST EXPENSE

Interest expense increased to $893,000 for the three months ended September 30, 1998 from $471,000 for the three months ended September 30, 1997, an increase of $422,000, or 89.6%. The increase occurred primarily as a result of increased interest charges from the issuance of convertible debentures totaling $5,000,000 and $7,000,000 in September 1997 and June 1998, respectively. Included in interest expense for the three months ended September 30, 1998 and 1997, are noncash charges of $354,000 and $19,000, respectively, that are classified as interest expense.

NET LOSS

As a result of the foregoing factors, net loss increased to $1,690,000 for the three months ended September 30, 1998 from net loss of $586,000 for the three months ended September 30, 1997, an increase in net loss of $1,104,000.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

NET SALES

Net sales decreased to $40,685,000 for the nine months ended September 30, 1998 from $45,162,000 for the nine months ended September 30, 1997, a decrease of $4,477,000, or 9.9%. The $4,477,000 decrease in year to date net sales was comprised of a $3,279,000 decrease in the Company's non-celebrity collectible doll program, a $1,319,000 decrease in the Company's fashion jewelry program, a $350,000 decrease in the Company's celebrity-driven collectible doll program, offset by an increase in net sales of $471,000 in the Company's fine jewelry program. The decrease in non-celebrity collectible doll revenues was primarily attributed to lower than expected response from the Company's direct response advertisement campaigns. The decrease in net sales from the Company's fashion jewelry program was primarily attributed to lower dollar amount orders from the Company's major customer in the home shopping industry, the primary distribution channel for the Company's fashion jewelry. The decrease in net sales from celebrity-driven collectible doll programs on a year-to-date basis related primarily to decreased programming time in the first and second quarters of 1998 for new products by the Company's major customer in the home shopping industry. The increase in fine jewelry sales related to an expanded customer base established by the Company in 1998. The Company continues to assess the potential of sales expansion of existing products through new distribution channels, as well as continuing to develop new product categories.

GROSS PROFIT

Gross profit decreased to $21,636,000 for the nine months ended September 30, 1998 from $23,518,000 for the nine months ended September 30, 1997, a decrease of $1,882,000 or 8.0%. As a percentage of net sales, gross profit for the quarter increased to 53.2% in 1998 from 52.1% in 1997. The increase in the gross profit percentage in 1998 over 1997 is due primarily to increases in gross profit margins in the Company's celebrity-driven collectible doll program and fine and fashion jewelry programs, offset by the impact of lower direct response sales in 1998. Impacting gross profit margins of the Company is the percentage of the Company's sales mix that is generated from collectible products sold via direct response. In the nine months ended September 30, 1998, 36.7% of the Company's revenues were generated from direct response distribution, versus 40.2% in 1997. Direct response sales are generated by catalog mailings and print advertisements placed by the Company. Direct response sales, as opposed to wholesale, business to business sales, generate higher margins to the Company as the products are sold at retail prices to individual consumers. The remaining net sales of the Company, other than the portion contributed by direct response sales, are generated from wholesale sales. Therefore, the Company's gross profit percentage will vary depending on the volume of direct response sales during the year. Correspondingly, should the majority of the Company's sales come from fine and costume jewelry sales in any quarter, the gross profit percentage of the Company will be lower due to lower historical margins associated with jewelry production and sales.

ADVERTISING EXPENSE

Advertising expense increased to $7,148,000 for the nine months ended September 30, 1998 from $5,388,000 for the nine months ended September 30, 1997, due primarily to the Company's expansion of its direct response advertising campaigns among more collectible brands in 1998 and its attempt, in early 1998, to aggressively prospect for new customers for its Georgetown Collection non-celebrity collectible doll brand. Additionally, the Company is incurring higher advertising costs in 1998 due to the expansion of retail distribution for the Company's products. Included in advertising expense are advertisement printing costs, catalog printing costs, media space in magazines, and advertisement creative and development costs.

SELLING EXPENSE

Selling expense increased to $4,487,000 for the nine months ended September 30, 1998 from $4,288,000 for the nine months ended September 30, 1997, an increase of $199,000, or 4.6%. As a percentage of net sales, selling expense increased from 19.8% in 1997 to 23.6% in 1998. The increase in selling expense is due primarily to increases in trade show and commission expenses related to the Company's expansion of its products into retail distribution, offset by lower royalty expense attributable to lower revenues in 1998. Selling expenses include royalty expense, commission expense, trade show expenses, and other sales promotion expenses.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense decreased to $15,324,000 for the nine months ended September 30, 1998 from $15,527,000 for the nine months ended September 30, 1997, a decrease of $203,000, or 1.3%. The percentage of revenues represented by these expenses increased from 34.4% in 1997 to 37.7% in 1998. The increase in general and administrative expenses as a percentage of revenues resulted primarily from the 9.9% decrease in the revenue base in 1998 from 1997. The $203,000 decrease in general and administrative expense related primarily to the Company's aggressive efforts to cut general and administrative expenses across the Company's diverse product divisions, offset by increased legal costs related to preparation for two trials, higher personnel costs due to the addition of members of management, and higher operating costs associated with the Company's new headquarters in California and its jewelry facility in Thailand.

LOSS FROM EQUITY METHOD INVESTMENTS

Loss from equity method investments decreased to $982,000 for the nine months ended September 30, 1998 from $1,344,000 for the nine months ended September 30, 1997. The major components of the 1998 loss from equity method investments stem from the Company's 50% interest in Arkenol Asia, LLC and its interest in Pure Energy Corporation, both development-stage corporations. Under the equity method of accounting, the Company must report its percentage ownership of losses incurred by the development-stage corporations. Effective April 1, 1998, the Company discontinued the application of the equity method to its investment in Pure Energy Corporation due to a reduction in ownership interest during 1998.

OTHER (INCOME) EXPENSE

Other income increased to $3,088,000 for the nine months ended September 30, 1998 from $526,000 for the nine months ended September 30, 1997, an increase of $2,562,000. The increase relates primarily to the sales of a portion of the Company's interest in Pure Energy Corporation which occurred in the first and third quarters of 1998.

INTEREST EXPENSE

Interest expense decreased to $2,176,000 for the nine months ended September 30, 1998 from $3,997,000 for the nine months ended September 30, 1997, a decrease of $1,821,000, or 45.6%. The decrease occurred primarily as a result of a $1,899,000 noncash restructuring charge and noncash conversion discounts incurred in 1997 associated with the Company's 1996 convertible debenture offering, offset by increased interest charges from the issuance of convertible debentures totaling $5,000,000 and $7,000,000 in September 1997 and June 1998, respectively. Included in interest expense for the nine months ended September 30, 1998 and 1997, are noncash charges of $713,000 and $2,667,000, respectively, that are classified as interest expense.

NET LOSS

As a result of the foregoing factors, net loss decreased to $4,131,000 for the nine months ended September 30, 1998 from net loss of $4,986,000 for the nine months ended September 30, 1997, a decrease in net loss of $855,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations from its existing cash, short-term borrowings and equity and debt financings. As of September 30, 1998, the Company had working capital of $9,015,000, versus working capital of $20,798,000 at September 30, 1997.

Through the third quarter of 1998, the Company has continued to invest most of its available funds generated from operations and raised in its convertible debenture financing by capitalizing subsidiaries, purchasing inventory for seasonal needs and developing new product categories.

The Company has available to use for working capital purposes and to post letters of credit, a line of credit totaling $20,000,000, subject to certain limits. The line of credit encompasses The L.L. Knickerbocker Co., Inc. (LLK), Georgetown Collection, Inc. (GCI) and Krasner Group, Inc. (TKG) and expires in July 1999. Certain credit limits are established for each company. The credit limits are $4,000,000 for LLK, $13,000,000 for GCI and $3,000,000 for TKG.
Borrowing availability is determined by an advance rate on eligible accounts receivable and inventory. The line of credit includes sublimits for letters of credit and bankers acceptances aggregating $13,000,000, $4,000,000 and $3,000,000 for GCI, LLK and TKG, respectively. Borrowings bear interest at the bank's base rate (8.5% at September 30, 1998) plus 2% for GCI and TKG borrowings and plus 1% for LLK borrowings or, at the Company's option, an adjusted LIBOR rate. In addition, the Company is charged an Unused Line fee of .25% of the unused portion of the revolving loans.

At September 30, 1998, the Company had $6,542,000 of cash borrowings outstanding. Available borrowings under the line of credit aggregated $2,891,000 at September 30, 1998. Borrowings are collateralized by substantially all assets of the Company. The line of credit agreement contains, among other things, restrictive financial covenants that require the Company to maintain certain leverage and current ratios (computed annually and quarterly), an interest coverage ratio (computed annually) and to achieve certain levels of annual income. The agreement also limits GCI annual capital expenditures and prohibits the payment of dividends. At September 30, 1998, the Company was in compliance with these covenants or had received a waiver from the bank for certain covenant violations.

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

Cash flow used in operations was $8,653,000 in 1998 compared to $8,510,000 in 1997. The increase in cash used in operations was due primarily to the increase in accounts receivable during the nine months ended September 30, 1998, offset by an increase in accounts payable and accrued expenses. Cash flow used in investing activities was $578,000 for the nine months ended September 30, 1998, primarily related to acquisitions of property and equipment and advances to Arkenol Asia, LLC, a joint venture in which the Company has a 50% interest, offset by proceeds from the sale of investments. Cash flow provided by financing activities was $8,998,000 in 1998 due primarily to borrowings on the $20,000,000 credit facility and net proceeds from the convertible debenture offering completed in June 1998. The current ratio for the Company decreased from 1.98 at December 31, 1997 to 1.34 at September 30, 1998.

In June 1998, the Company issued Convertible Debentures (the 1998 Debentures) with a face value of $7,000,000 in a private placement to institutional investors. The 1998 Debentures are subject to an agreement whereby after approval by the shareholders of the Company of the issuance of the 1998 Debentures and the creation of a class of Preferred Stock of the Company, the 1998 Debentures will be exchanged for shares of newly created Preferred Stock of the Company, the terms of which shall be substantially similar to that of the 1998 Debentures. The Preferred Stock will be convertible into shares of common stock of the Company at the lower of $4.02 or a graduated discounted price ranging from 97% to 90% of an average of the 7 lowest trading days of the 30 consecutive trading days prior to conversion. The discounted price of 90% applies if the investor does not convert prior to the two-year anniversary of the closing date. To the extent the Company is not able to exchange the 1998 Debentures for Preferred Stock, under the terms of the agreements related to the 1998 Debentures (the Agreements), the 1998 Debentures will mature on December 28, 1998. Events of default under the 1998 Debentures have occurred with respect to meeting filing deadlines as outlined in the Agreements. No assurances can be made that additional events of default will not occur in the future. However, management believes that the Company has, through its discussions with the 1998 Debenture Holders, what constitutes an implied waiver of defaults which have occurred. Remedies of default, if enforced include demanding that all or any portion of the 1998 Debentures be prepaid by the Company for cash. As a result, the Company has reflected the 1998 Debentures as a current liability in the accompanying financial statements. The Company currently does not have sufficient funds to pay the holders of the 1998 Debentures if such debt were accelerated, and no assurances can be made that the Company will have sufficient funds to pay such amounts if payment is demanded in the future.

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

The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company anticipates completing the Year 2000 project within one year but not later than October 31, 1999, which is prior to any anticipated impact on its operating systems. In the third quarter of 1998 the Company decided to outsource a key data processing function which reduced the Company's estimate of the total cost of the Year 2000 project to $200,000 and is being funded through operating cash flows and lease financing.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In August 1998, the Company entered into an agreement with the 1997 Debenture holders whereby the Company had the right, until September 1, 1998, to purchase up to $3,000,000 of the principal amount of the 1997 Debentures, adjusted for conversions through September 1, 1998, for a purchase price in cash of 110% of face value. In connection with the agreement the Company issued warrants to the 1997 Debenture holders to purchase an aggregate of 213,132 shares of common stock at an exercise price of $3.00 per share. The issuance of the warrants was deemed to be exempt from registration under the Securities Act of 1933, as amended (the Act), by virtue of Section 4(2) of the Act and Regulation D promulgated thereunder because the issuance did not involve a public offering.

During the three months ended September 30, 1998, the Company issued 761,560 shares of its common stock in connection with the conversion of $1,750,000 of the principal amount of the 1997 Debentures, plus interest accrued through the conversion date. The conversion price of the convertible debentures was $2.42 per share of common stock. The issuance of such shares of common stock was deemed to be exempt from registration under the Act by virtue of Section 4(2) of the Act and Regulation D promulgated thereunder because the issuance did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In June 1998, the Company issued Convertible Debentures (the 1998 Debentures) with a face value of $7,000,000 in a private placement to institutional investors. The 1998 Debentures are subject to an agreement whereby after approval by the shareholders of the Company of the issuance of the 1998 Debentures and the creation of a class of Preferred Stock of the Company, the 1998 Debentures will be exchanged for shares of newly created Preferred Stock of the Company, the terms of which shall be substantially similar to that of the 1998 Debentures. The Preferred Stock will be convertible into shares of common stock of the Company at the lower of $4.02 or a graduated discounted price ranging from 97% to 90% of an average of the 7 lowest trading days of the 30 consecutive trading days prior to conversion. The discounted price of 90% applies if the investor does not convert prior to the two-year anniversary of the closing date. To the extent the Company is not able to exchange the 1998 Debentures for Preferred Stock, under the terms of the agreements related to the 1998 Debentures (the Agreements), the 1998 Debentures will mature on December 28, 1998. Events of default under the 1998 Debentures have occurred with respect to meeting filing deadlines as outlined in the Agreements. No assurances can be made that additional events of default will not occur in the future. However, management believes that the Company has, through its discussions with the 1998 Debenture Holders, what constitutes an implied waiver of defaults which have occurred. Remedies of default, if enforced include demanding that all or any portion of the 1998

Debentures be prepaid by the Company for cash. The Company currently does not have sufficient funds to pay the holders of the 1998 Debentures if such debt were accelerated, and no assurances can be made that the Company will have sufficient funds to pay such amounts if payment is demanded in the future.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:
         27.0 Financial Data Schedule

(b)      Reports on Form 8-K:
         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE L.L. KNICKERBOCKER CO., INC.


Date: November 16, 1998        By:  /s/    Anthony P. Shutts
                                    --------------------------------------------
                                    Anthony P. Shutts
                                    Chief Financial Officer
                                    (Principal financial and accounting officer)