Form 10-Q/A
period 1998-03-31
KNICKERBOCKER L L CO INC
filed 1999-04-15
CIK 932136

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                       OR

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

This Amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1998, as filed by the Registrant on May 13, 1998, and is being filed to reflect the restatement of the Registrant's consolidated financial statements (the "Restatement"). The Restatement reflects the reversal of a gain on sale of investment originally recorded in the quarter ended March 31, 1998. See Note 7 of Notes to Condensed Consolidated Financial Statements.

                                TABLE OF CONTENTS


ITEM                                                                                            PAGE
----                                                                                            ----
                                            PART I
1.      FINANCIAL INFORMATION...................................................................  1

        A.  Condensed Consolidated Statements of operations (unaudited) for the three month periods ended March 31, 1998 and
               March  31, 1997 (restated) ......................................................  1

        B.  Condensed Consolidated Balance Sheets at March 31, 1998
               (unaudited) and December 31, 1997 (restated) ....................................  2

        C.  Condensed Consolidated Statements of Cash Flows (unaudited)
               for the three month periods ended March 31, 1998 and
               March 31, 1997 (restated) .......................................................  4

        D.     Notes to Condensed Consolidated Financial Statements.............................  5

  2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..................................................  9

        A.  General Business Description........................................................  9

        B.  Results of  Operations.............................................................. 10

        C.  Liquidity and Capital Resources..................................................... 12


                                           PART II


SIGNATURES...................................................................................... 13

PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements


                        THE L.L. KNICKERBOCKER CO., INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (unaudited)


                                                   1998                             1997
                                -------------------------------------------     ------------
                                As previously
                                  reported       Adjustment    As restated
                                ------------     ----------    ------------     ------------
                                                  (Note 7)
Sales, net of returns           $ 11,482,000                   $ 11,482,000     $ 13,441,000
Cost of sales                      4,856,000                      4,856,000        6,466,000
                                ------------                   ------------     ------------
Gross profit                       6,626,000                      6,626,000        6,975,000
Advertising expense                2,413,000                      2,413,000        1,577,000
Selling, general and
  administrative expenses          5,771,000                      5,771,000        6,447,000
                                ------------                   ------------     ------------
Operating income (loss)           (1,558,000)                    (1,558,000)      (1,049,000)
Equity in loss of
  investees                          553,000                        553,000          305,000
Other income (expense),  net
  (Note 7)                         2,830,000     (2,847,000)        (17,000)        (113,000)
Interest expense (Note 3)            581,000                        581,000        3,093,000
                                ------------                   ------------     ------------
Income (Loss) before income
  taxes and minority interest        138,000                     (2,709,000)      (4,560,000)
Minority interest in loss of
  subsidiary                        (133,000)                      (133,000)        (118,000)
Income tax expense (benefit)          32,000        (32,000)             --         (603,000)
                                ------------                   ------------     ------------
Net Income (loss)               $    239,000                   $ (2,576,000)    $ (3,839,000)
                                ============                   ============     ============

Net income (loss) per share:

  Basic                         $        .01                   $       (.14)    $       (.23)
                                ============                   ============     ============

  Diluted                       $        .01                   $       (.14)    $       (.23)
                                ============                   ============     ============

Shares used in computing net
income (loss) per share:


  Basic                           19,053,855                     19,053,855       16,933,273
                                ============                   ============     ============

  Diluted                         20,696,985                     19,053,855       16,933,273
                                ============                   ============     ============


      See accompanying notes to condensed consolidated financial statements

                        THE L.L. KNICKERBOCKER CO., INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                    1998                             1997
                                ---------------------------------------------    ------------
                                As previously
                                  reported       Adjustment      As restated
                                ------------    ------------     ------------
ASSETS                                           (Note 7)
Cash and cash equivalents       $    683,000                     $    683,000    $     92,000
Restricted cash                           --                               --         250,000
Accounts receivable                9,589,000                        9,589,000       8,021,000
Receivable from stockholder               --                               --       1,383,000
Inventories                       12,291,000                       12,291,000      10,851,000
Prepaid expenses and other
current assets                     8,790,000                        8,790,000       7,486,000
                                ------------                     ------------    ------------
  Total current assets            31,353,000                       31,353,000      28,083,000

Property and equipment, net        5,989,000                        5,989,000       5,537,000
Notes Receivable                   1,800,000                        1,800,000       1,800,000
Investments (Note 7)               4,890,000      (2,847,000)       2,043,000       2,585,000
Deferred income taxes              4,215,000                        4,215,000       4,215,000
Other Assets                       2,158,000                        2,158,000       2,348.000
Goodwill, net of accumulated
amortization of $1,093,000
and $971,000 as of March 31,
1998 and December 31, 1997,
respectively                       6,409,000                        6,409,000       6,393,000
                                ------------                     ------------    ------------
                                $ 56,814,000                     $ 53,967,000    $ 50,961,000
                                ============                     ============    ============


      See accompanying notes to condensed consolidated financial statements

                        THE L.L. KNICKERBOCKER CO., INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)


                                                                                       December 31,
                                                  March 31, 1998                           1997
                                -------------------------------------------------      ----------
                                As previously
                                   reported         Adjustment         As restated
                                  ----------        ---------          -----------
LIABILITIES AND                                     (Note 7)
STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued
expenses                          $9,388,000                           $9,388,000       $7,838,000
Commissions and royalties
payable                              356,000                              356,000          751,000
Notes payable                      5,817,000                            5,817,000        3,650,000
Interest payable                     282,000                              282,000          270,000
Income taxes payable                 115,000          (32,000)             83,000          123,000
Acquisition payable                    8,000                                8,000            8,000
Due to shareholders of
Krasner Group, Inc.                  900,000                              900,000          900,000
Loan from stockholder                935,000                              935,000          248,000
Current portion of long-term
debt                                 376,000                              376,000          242,000
Other current liabilities                  -                                    -          125,000
Deferred income taxes                 49,000                               49,000           49,000
                                 -----------                           ----------      -----------
   Total current liabilities      18,226,000                           18,194,000       14,204,000
                                 -----------                           ----------      -----------
Long-term liabilities:
Long-term debt, less current
portion                              420,000                              420,000          661,000
Convertible debentures, net
of discounts of $402,000 at
March 31, 1998 and $444,000
at December 31, 1997               9,497,000                            9,497,000        9,455,000
Deferred gain                      1,642,000                            1,642,000        1,642,000
                                 -----------                           ----------      -----------
   Total long-term liabilities    11,559,000                           11,559,000       11,758,000
                                 -----------                           ----------      -----------

Minority interest                    141,000                              141,000          274,000
                                 -----------                           ----------      -----------

Stockholders' equity:
Common stock                      27,357,000                           27,357,000       27,282,000
Additional paid-in capital         3,904,000                            3,904,000        3,904,000
Retained earnings (deficit)         (991,000)        (2,815,000)       (3,806,000)      (1,230,000)
Foreign currency translation
adjustment                        (3,382,000)                          (3,382,000)      (5,231,000)
                                 -----------                           ----------      -----------
   Total stockholders' equity     26,888,000                           24,073,000       24,725,000
                                 -----------                           ----------      -----------
                                 $56,814,000                          $53,967,000      $50,961,000
                                 ===========                           ==========      ===========


      See accompanying notes to condensed consolidated financial statements

                        THE L.L. KNICKERBOCKER CO., INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                                December 31,
                                                              March 31, 1998                        1997
                                               --------------------------------------------     -----------
                                               As previously
                                                 reported       Adjustment      As restated
                                               -------------    -----------     -----------
                                                                 (Note 7)
Cash flows provided by operating activities:

Net income (loss)                               $   239,000      (2,815,000)    $(2,576,000)    $(3,839,000)
Adjustments to reconcile net income
 (loss) to net cash used in
  operating activities:
Depreciation and amortization                       616,000                         616,000         503,000
Debenture inducement                                                                              1,899,000
Gain on sale of investment                       (2,846,000)      2,846,000              --
Equity in loss of investees                         553,000                         553,000         305,000
Loss on disposition of fixed
assets                                               18,000                          18,000
Minority interest                                  (133,000)                       (133,000)       (118,000)
Amortization of debt discount                        42,000                          42,000         589,000
Changes in operating
accounts:
Accounts receivable, net                         (1,568,000)                     (1,568,000)      2,928,000
Receivable from
stockholder/officer                               1,383,000                       1,383,000        (412,000)
Income tax receivable                                                                              (645,000)
Inventories                                      (1,440,000)                     (1,440,000)     (1,242,000)
Prepaid expenses and other
current assets                                   (1,316,000)                     (1,316,000)     (2,161,000)
Other assets                                         74,000                          74,000         (22,000)
Accounts payable and accrued
expenses                                          1,437,000                       1,437,000      (2,103,000)
Commissions and royalties
payable                                            (395,000)                       (395,000)       (241,000)
Income tax payable                                   (8,000)        (31,000)        (39,000)         41,000
Other long term liabilities                                                                         (51,000)
                                                -----------                     -----------     -----------
Net cash used in operations                      (3,344,000)                     (3,344,000)     (4,569,000)
                                                -----------                     -----------     -----------

Cash flows from investing activities:
Acquisitions of property and                       (273,000)                       (273,000)       (231,000)
equipment
Proceeds from sales of
property and equipment                               21,000                          21,000
Investments                                                                                          (8,000)
                                                -----------                     -----------     -----------
Net cash used in investing
activities                                         (252,000)                       (252,000)       (239,000)
                                                ===========                     ===========     ===========

                        THE L.L. KNICKERBOCKER CO., INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (unaudited)


                                                                                        December 31,
                                                       March 31, 1998                      1997
                                         ------------------------------------------     -----------
                                         As previously
                                            reported     Adjustment     As restated
                                         -------------   ----------     -----------
                                                          (Note 7)
Cash flows from financing activities:
Net borrowings on line of credit           2,167,000                      2,167,000        (182,000)
Payments on long-term debt                   (74,000)                       (74,000)         83,000
Borrowings on long-term debt                  52,000                                         52,000
Proceeds from exercise of
common stock purchase
warrants/options                              75,000                         75,000         346,000
Proceeds from shareholder loan             2,100,000                      2,100,000
Payments on shareholder loan              (1,413,000)                    (1,413,000)
                                           ---------                    -----------     -----------
Net cash provided by
financing activities                       2,907,000                      2,907,000         247,000
                                           ---------                    -----------     -----------
Effect of Foreign currency
translation                                1,030,000                      1,030,000          65,000
                                           ---------                    -----------     -----------
Net increase (decrease) in
cash and cash equivalents                    341,000                        341,000      (4,496,000)
Cash and cash equivalents,
beginning of period                          342,000                        342,000       6,247,000
                                         -----------                    -----------     -----------
Cash and cash equivalents,
end of period                            $   683,000                    $   683,000     $ 1,751,000
                                         ===========                    ===========     ===========

Supplemental cash flow information:

Cash paid for interest                   $   218,000                    $   218,000     $   387,000
                                         ===========                    ===========     ===========
Cash paid (refunded) for
income taxes                             $    32,000                    $    32,000     $        --
                                         ===========                    ===========     ===========
Supplemental Schedule of Noncash Investing and Financing Activity:

During the three months ended March 31, 1997, $5,388,000 of convertible debentures and $71,000 of accrued interest was converted to common stock.

During the three months ended March 31, 1997, the Company issued 90,614 shares of common stock in payment of $601,000 of acquisition payable.


      See accompanying notes to condensed consolidated financial statements

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

NOTE 2:  EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), in the fourth quarter of 1997. Shares issuable upon the exercise of common stock warrants and options and shares issuable upon the conversion of convertible debentures have been excluded from the three month periods ended March 31, 1998 and 1997 per share calculation because their effect is antidilutive.

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

At March 31, 1998, the Company had $5,501,000 of cash borrowings outstanding and outstanding letters of credit totaling $100,000. Available borrowings under the line of credit aggregated $7,059,000 at March 31, 1998. Borrowings are collateralized by substantially all assets of the Company. The line of credit agreement contains, among other things, restrictive financial covenants, which require the Company to maintain certain leverage and current ratios (computed annually and quarterly), an interest coverage ratio (computed annually) and to achieve certain levels of annual income. The agreement also limits GCI annual capital expenditures and prohibits the payment of dividends. At March 31, 1998, the Company was in compliance with these covenants or had received a waiver from the bank for certain covenant violations.

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

                                                           March 31, 1998   December 31, 1997
                                                           --------------   -----------------
               Net income (loss)                             $(2,576,000)      $ 3,839,000
               Foreign currency translation gain (loss)          166,000            65,000
                                                             -----------       -----------
                 Total Comprehensive income (loss)           $  (727,000)      $(3,774,000)


NOTE 6:  INVENTORIES

As of March 31, 1998 and December 31, 1997 inventories consisted of the following:

                                           March 31, 1998   December 31, 1997
                                           --------------   -----------------
               Finished goods                $10,962,000       $ 8,968,000
               Work-in-progress                  166,000           342,000
               Raw materials                   1,163,000         1,541,000
                                             -----------       -----------
                                             $12,291,000       $10,851,000


NOTE 7:  RESTATEMENT

Subsequent to the issuance of the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1998, the Company determined that the gain recorded in connection with the Securities Purchase Agreement (the Agreement) to exchange shares of Pure Energy Corporation (PEC) for shares of Phoenix Environmental, Ltd. (PEL) should be reversed.

On March 17, 1998, the Company entered into the Agreement and agreed to exchange 2% of PEC for a 6% interest in PEL, a development-stage corporation. The Company sold 1,364 shares of PEC, and accepted as consideration, 34,700 shares of PEL. No cash was exchanged in the transaction. The Company recorded a gain of $2,847,000 during the quarter ended March 31, 1998 in connection with the Agreement.

On November 27, 1998, the Company and PEL entered into an Option Agreement, granting each of the companies the right to rescind the Agreement. During the quarter ended December 31, 1998, the Company and PEL mutually agreed to rescind the March 17, 1998 Agreement. As a result of the rescission, and in light of the fact that the underlying PEC shares had not yet been delivered to PEL, the Company has reversed the $2,847,000 gain as of the original transaction date and restated its March 31, 1998 financial statements.

A summary of the significant effects of the restatement is as follows:

                                                        1998
                                           ------------------------------
                                               As
                                           previously             As
                                            reported           restated
                                           ----------         -----------
At March 31:
Investments                                $4,890,000         $ 2,043,000
Income taxes payable                          115,000              83,000
Retained earnings (deficit)                  (991,000)         (3,806,000)

For the three months ended March 31:
Other income (expense), net                 2,830,000             (17,000)
Income tax expense                             32,000                  --
Net income (loss)                             239,000          (2,576,000)

Net income (loss) per share -- Basic            $0.01              $(0.14)
Net income (loss) per share -- Diluted          $0.01              $(0.14)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes the operations of the L.L. Knickerbocker Co., Inc. and subsidiaries for each of the periods discussed.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

Subsequent to the issuance of the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1998, the Company determined that the gain recorded in connection with the Securities Purchase Agreement (the Agreement) to exchange shares of Pure Energy Corporation (PEC) for shares of Phoenix Environmental, Ltd. (PEL) should be reversed.

On March 17, 1998, the Company entered into the Agreement and agreed to exchange 2% of PEC for a 6% interest in PEL, a development-stage corporation. The Company sold 1,364 shares of PEC, and accepted as consideration, 34,700 shares of PEL. No cash was exchanged in the transaction. The Company recorded a gain of $2,847,000 during the quarter ended March 31, 1998 in connection with the Agreement.

On November 27, 1998, the Company and PEL entered into an Option Agreement, granting each of the companies the right to rescind the Agreement. During the quarter ended December 31, 1998, the Company and PEL mutually agreed to rescind the March 17, 1998 Agreement. As a result of the rescission, and in light of the fact that the underlying PEC shares had not yet been delivered to PEL, the Company has reversed the $2,847,000 gain as of the original transaction date and restated its March 31, 1998 financial statements. A summary of the effects of the Restatement is presented in Note 7 of Notes to Condensed Consolidated Financial Statements.


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

GROSS PROFIT

Gross profit decreased to $6,626,000 for the three months ended March 31, 1998 from $6,797,000 for the three months ended March 31,1997, a decrease of $171,000 or 2.5%. As a percentage of net sales, gross profit increased to 57.7% in 1998 from 50.6% in 1997. The increase in gross profit percentage in 1998 over 1997 is due to the majority of the Company's sales mix , or 53.0%, coming from collectible products sold via direct response. Direct response sales are sales from catalog mailings and print advertisements ran by the Company. Direct response sales, as opposed to wholesale, business to business sales, generate higher margins to the Company as the products are sold at retail prices to individual consumers.. The remaining net sales from the Company, outside of the portion contributed by direct response sales, come from wholesale sales. The Company's gross profit percentage will vary depending on the volume of direct response sales in any particular quarter. Correspondingly, should the majority of the Company's sales come from fine and costume jewelry sales in any quarter, the gross profit percentage of the Company will be lower due to lower historical margins associated with jewelry production and sales.

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

OTHER INCOME (EXPENSE)

Other expense decreased to $17,000 for the three months ended March 31, 1998 from $113,000 for the three months ended March 31, 1997, a decrease of $96,000.

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

NET INCOME

As a result of the foregoing factors, net loss decreased to $2,576,000 for the three months ended March 31, 1998 from a net loss of $3,839,000 for the three months ended March 31, 1997, a change of $1,263,000.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations from internally generated cash flow, short-term borrowings and equity financings. As of March 31, 1998, the Company had working capital of $13,159,000, versus working capital of $15,883,000 at March 31, 1997.

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

The Company has obtained a $20,000,000 line of credit with BankBoston which replaced existing bank lines of credit to be used for working capital purposes. The line contains terms and restrictions, which are standard to asset-based lending arrangements. The Company is in the process of expanding distribution and product categories and is limited in its ability to borrow on the $20,000,000 credit facility based upon current levels of inventory and receivables. As a result of the limitations on the usage of the $20,000,000 credit facility, the Company has looked to outside financing to supplement the credit facility. The Company is currently in the process of supplementing the credit facility with private financing.

Cash flow used in operations was $3,344,000 due to the increases in inventory, prepaid expenses, and accounts receivable during the three months ended March 31, 1998. Cash flows used in investing activities was $252,000 for the three months ended March 31, 1998, primarily related to upgrades of computer equipment. Cash flows provided by financing activities was $2,907,000 in 1998 due primarily to borrowings on the $20,000,000 credit facility. The current ratio for the Company decreased from 1.98 at December 31, 1997 to 1.72 at March 31, 1998.

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




                                THE L.L. KNICKERBOCKER CO., INC.


Date:   April 14, 1999          By:  /s/ Anthony P. Shutts
                                     Anthony P. Shutts
                                     Chief Financial Officer

                                     Signing on behalf of the registrant and as principal financial and accounting officer.