Form 10-Q/A
period 1998-06-30
KNICKERBOCKER L L CO INC
filed 1999-04-15
CIK 932136

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

This Amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q/A for the period ended June 30, 1998, as filed by the Registrant on October 9, 1998, and is being filed to reflect the restatement of the Registrant's consolidated financial statements (the "Restatement"). The Restatement reflects the reversal of a gain on sale of investment originally recorded in the quarter ended March 31, 1998. See Note 8 of Notes to Condensed Consolidated Financial Statements.

                                TABLE OF CONTENTS


ITEM                                                                            PAGE

                         PART I - FINANCIAL INFORMATION

1.   FINANCIAL STATEMENTS

     A.   Condensed Consolidated Statements of Operations (unaudited) for the three
               month periods ended June 30, 1998 and June 30, 1997..............     1

     B.   Condensed Consolidated Statements of Operations (unaudited) for the six
               month periods ended June 30, 1998 and June 30, 1997 (restated) ..     2

     C.      Condensed Consolidated Balance Sheets at June 30, 1998
               (unaudited) and December 31, 1997 (restated) ....................     3

     C.      Condensed Consolidated Statements of Cash Flows (unaudited)
               for the six month periods ended June 30, 1998 and
               June 30, 1997 (restated) ........................................     5

     D.     Notes to Condensed Consolidated Financial Statements................     7

2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS

     A.   Results of Operations.................................................    12

     B.   Liquidity and Capital Resources.......................................    16


                           PART II - OTHER INFORMATION

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................    18

6.   EXHIBITS AND REPORTS ON FORM 8-K...........................................    18

     SIGNATURES    .............................................................    18

PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements

                        THE L.L. KNICKERBOCKER CO., INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (unaudited)


                                                                   1998                           1997
                                              -------------------------------------------     ------------
                                              As previously
                                                 reported         Adjustment  As restated
                                                                   (Note 6)
Sales, net of returns                          $ 13,434,000                   $ 13,434,000    $ 17,609,000
Cost of sales                                     6,488,000                      6,488,000       8,701,000
                                               ------------                   ------------    ------------
Gross profit                                      6,946,000                      6,946,000       8,908,000
Advertising expense                               2,611,000                      2,611,000       1,942,000
Selling expense                                   1,483,000                      1,483,000       1,488,000
General and administrative expense                5,230,000         142,000      5,372,000       5,570,000
                                               ------------                   ------------    ------------
Operating loss                                   (2,378,000)                    (2,520,000)        (92,000)
Loss on equity method investments                   262,000                        262,000         571,000
Other (income) expense, net                         163,000                        163,000         123,000
Interest expense (Note 3)                           702,000                        702,000         433,000
                                               ------------                   ------------    ------------
Loss before minority interest and
  income tax benefit                             (3,505,000)                    (3,647,000)     (1,219,000)
Minority interest in loss of subsidiary            (141,000)                      (141,000)       (101,000)
Income tax benefit                                 (826,000)                      (826,000)       (557,000)
                                               ------------                   ------------    ------------
Net loss                                       $ (2,538,000)                  $ (2,680,000)   $   (561,000)
                                               ============                   ============    ============


Net loss per share:
  Basic and diluted                            $      (0.13)                  $      (0.14)   $      (0.03)
                                               ============                   ============    ============

Shares used in computing net loss per share:
 Basic and diluted                               19,126,757                     19,126,757      17,867,818
                                               ============                   ============    ============




See accompanying notes to condensed consolidated financial statements.

                        THE L.L. KNICKERBOCKER CO., INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (unaudited)

                                                                    1998                            1997
                                              ----------------------------------------------    -----------
                                              As previously      Adjustment     As restated
                                                 reported
                                              ----------------------------------------------    -----------
                                                            (Notes 6 and 8)
Sales, net of returns                          $ 24,916,000                    $ 24,916,000    $ 31,050,000
Cost of sales                                    11,344,000                      11,344,000      15,167,000
                                               ------------                    ------------    ------------
Gross profit                                     13,572,000                      13,572,000      15,883,000
Advertising expense                               5,024,000                       5,024,000       3,519,000
Selling expense                                   2,461,000                       2,461,000       3,039,000
General and administrative expense               10,023,000         142,000      10,165,000      10,466,000
                                               ------------                    ------------    ------------
Operating loss                                   (3,936,000)                     (4,078,000)     (1,141,000)
Loss on equity method investments                   815,000                         815,000         876,000
Other (income) expense, net (Note 8)             (2,667,000)      2,847,000         180,000         236,000
Interest expense (Note 3)                         1,283,000                       1,283,000       3,526,000
                                               ------------                    ------------    ------------
Loss before minority interest and
  income tax benefit                             (3,367,000)                     (6,356,000)     (5,779,000)
Minority interest in loss of subsidiary            (274,000)                       (274,000)       (219,000)
Income tax benefit                                 (794,000)        (32,000)       (826,000)     (1,160,000)
                                               ------------                    ------------    ------------
Net loss                                       $ (2,299,000)                   $ (5,256,000)   $ (4,400,000)
                                               ============                    ============    ============


Net loss per share:
  Basic and diluted                            $      (0.12)                   $      (0.28)   $      (0.25)
                                               ============                    ============    ============

Shares used in computing net loss per share:
  Basic and diluted                              19,038,910                      19,038,910      17,379,133
                                               ============                    ============    ============











See accompanying notes to condensed consolidated financial statements.

                        THE L.L. KNICKERBOCKER CO., INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)



                                                                        June 30, 1998
                                                         ------------------------------------------  ---------------
                                                         As previously     Adjustment    As restated    December 31,
                                                           reported                                         1997
                                                         ------------------------------------------  ---------------
ASSETS                                                                  (Notes 6 and 8)
Cash and cash equivalents                                 $    956,000                   $    956,000   $     92,000

Restricted cash                                                     --                             --        250,000

Accounts Receivable                                          9,992,000                      9,992,000      8,021,000

Receivable from stockholder                                    742,000                        742,000      1,383,000

Inventories                                                 12,196,000                     12,196,000     10,851,000

Prepaid expenses and other current assets                    7,858,000                      7,858,000      7,486,000
                                                          ------------                   ------------   ------------
  Total current assets                                      31,744,000                     31,744,000     28,083,000


Property and equipment, net                                  5,620,000                      5,620,000      5,537,000

Notes Receivable                                             1,800,000                      1,800,000      1,800,000

Investments (Note 8)                                         6,892,000     (2,847,000)      4,045,000      2,585,000

Deferred income taxes                                        4,300,000                      4,300,000      4,215,000

Other Assets                                                 2,591,000                      2,591,000      2,348,000

Goodwill, net of accumulated amortization of $1,356,000
  at June 30, 1998 and $971,000 at December 31, 1997         6,254,000       (142,000)      6,112,000      6,393,000
                                                          ------------                   ------------   ------------
                                                          $ 59,201,000                   $ 56,212,000   $ 50,961,000
                                                          ============                   ============   ============





See accompanying notes to condensed consolidated financial statements.

                        THE L.L. KNICKERBOCKER CO., INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                   (unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          June 30, 1998
                                                         --------------------------------------------    ------------
                                                         As previously                                   December 31,
                                                           reported          Adjustment   As restated        1997
                                                         --------------------------------------------    ------------
                                                                          (Notes 6 and 8)
Current Liabilities:
Accounts payable and accrued expenses                     $ 8,601,000                     $ 8,601,000    $  7,838,000
Commissions and royalties payable                             660,000                         660,000         751,000
Notes Payable                                               5,152,000                       5,152,000       3,650,000
Interest payable                                              405,000                         405,000         270,000
Income taxes payable                                           83,000         (32,000)         51,000         123,000
Acquisition payable                                             8,000                           8,000           8,000
Due to shareholders of Krasner Group, Inc.                    745,000                         745,000         900,000
Loan from stockholder                                              --                              --         248,000
Current portion of long-term debt                             158,000                         158,000         242,000
Other current liabilities                                      66,000                          66,000         125,000
Deferred income taxes                                          49,000                          49,000          49,000
                                                          -----------                    ------------    ------------
  Total current liabilities                                15,927,000                      15,895,000      14,204,000

Long-term liabilities:
Long-term debt, less current portion                          547,000                         547,000         661,000
Convertible debentures, net of discounts of $1,454,000
  at June 30, 1998 and $444,000 at December 31, 1997       15,195,000                      15,195,000       9,455,000
Deferred gain                                               1,642,000                       1,642,000       1,642,000
                                                          -----------                    ------------    ------------
  Total long-term liabilities                              17,384,000                      17,384,000      11,758,000

Minority interest                                                  --                              --         274,000
                                                          -----------                    ------------    ------------

Stockholders' equity:
Common stock                                               27,719,000                      27,719,000      27,282,000
Additional paid-in capital (Note 8)                         6,120,000                       6,120,000       3,904,000
Accumulated deficit                                        (3,529,000)     (2,957,000)     (6,486,000)     (1,230,000)
Foreign currency translation adjustment                    (4,420,000)                     (4,420,000)     (5,231,000)
                                                          -----------                    ------------    ------------
  Total stockholders' equity                               25,890,000                      22,933,000      24,725,000
                                                          -----------                    ------------    ------------
                                                          $59,201,000                    $ 56,212,000    $ 50,961,000
                                                          ===========                    ============    ============




See accompanying notes to condensed consolidated financial statements.

                        THE L.L. KNICKERBOCKER CO., INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                   June 30, 1998
                                                                    ------------------------------------------    ------------
                                                                    As previously                       As          June 30,
                                                                       reported      Adjustment      restated         1997
                                                                    ------------------------------------------    ------------
Cash flows from operating activities:                                              (Notes 6 and 8)
Net loss                                                             $(2,299,000)    (2,957,000)    (5,256,000)   $(4,400,000)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                        1,227,000        142,000      1,369,000      1,168,000
  Debenture inducement                                                                                              1,899,000
  Gain on sale of investment - P.E.C                                  (2,847,000)     2,847,000             --
  Equity in loss of investee companies                                   815,000                       815,000        876,000
  Loss on disposition of fixed assets                                     18,000                        18,000
  Minority interest                                                     (274,000)                     (274,000)      (219,000)
  Amortization of debt discount                                          160,000                       160,000        589,000
  Expense related to stock options                                         5,000                         5,000
  Deferred income taxes                                                 (800,000)                     (800,000)
  Changes in operating accounts:
  Accounts receivable, net                                            (1,971,000)                   (1,971,000)     3,082,000
  Receivable from stockholder/officer                                    641,000                       641,000       (781,000)
  Income tax receivable                                                                                            (1,573,000)

Inventories                                                           (1,345,000)                   (1,345,000)    (1,981,000)
  Prepaid expenses and other current assets                             (372,000)                     (372,000)    (1,124,000)
  Other assets                                                          (108,000)                     (108,000)       171,000
  Accounts payable and accrued expenses                                  871,000                       871,000       (920,000)
  Commissions and royalties payable                                      (91,000)                      (91,000)        62,000
  Income tax payable                                                     (40,000)       (32,000)       (72,000)
  Other long term liabilities                                                                                         (51,000)
                                                                     -----------                   -----------    -----------
Net cash used in operating activities                                 (6,410,000)                   (6,410,000)    (3,202,000)

Cash flows from investing activities:
  Acquisitions of property and equipment                                (534,000)                     (534,000)    (1,947,000)
  Proceeds from sales of property and equipment                           21,000                        21,000
  Investments/advances to investees                                     (487,000)                     (487,000)       (91,000)
                                                                     -----------                   -----------    -----------
Net cash used in investing activities                                 (1,000,000)                   (1,000,000)    (2,038,000)

Cash flows from financing activities:
  Net borrowings (repayments) on line of credit                        1,502,000                     1,502,000     (1,510,000)
  Payments on long-term debt                                            (148,000)                     (148,000)      (150,000)
  Proceeds from exercise of common stock purchase warrants/options                                                    478,000
  Net proceeds (repayments) from shareholder loan                       (248,000)                     (248,000)     1,000,000
  Deferred debt issue costs                                             (427,000)                     (427,000)
  Proceeds from issuance of convertible debentures                     7,000,000                     7,000,000
                                                                     -----------                   -----------    -----------
 Net cash provided by (used in) financing activities                   7,679,000                     7,679,000       (182,000)

Effect of foreign currency translation                                   345,000                       345,000        (47,000)
                                                                     -----------                   -----------    -----------

Net increase (decrease) in cash and cash equivalents                     614,000                       614,000     (5,469,000)
Cash and cash equivalents, beginning of period                           342,000                       342,000      6,747,000
                                                                     -----------                   -----------    -----------
Cash and cash equivalents, end of period                             $   956,000                   $   956,000    $ 1,278,000
                                                                     ===========                   ===========    ===========

                        THE L.L. KNICKERBOCKER CO., INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (unaudited)


Supplemental Disclosures of Cash Flow Information:


Supplemental cash flow information:
Cash paid for interest                                   $566,000       $789,000
                                                         ========       ========
Cash paid (refunded) for income taxes                    $ 40,000       $     --
                                                         ========       ========



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


Six months ended:                                 June 30, 1998    June 30, 1997
Net loss                                           $(5,256,000)     $(4,400,000)
Foreign currency translation gain (loss)               811,000         (135,000)
                                                   -----------      -----------
  Total Comprehensive loss                         $(4,445,000)     $(4,535,000)
                                                   ===========      ===========

Three months ended:                               June 30, 1998    June 30, 1997
Net loss                                           $(2,680,000)     $  (561,000)
Foreign currency translation gain (loss)            (1,038,000)        (200,000)
                                                   -----------      -----------
  Total Comprehensive loss                         $(3,718,000)     $  (761,000)
                                                   ===========      ===========


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
                                       ===========        ===========

NOTE 8: INVESTMENTS/RESTATEMENT

Subsequent to the issuance of the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 1998, the Company determined that the gain recorded in connection with the Securities Purchase Agreement (the Agreement) to exchange shares of Pure Energy Corporation (PEC) for shares of Phoenix Environmental, Ltd. (PEL) should be reversed.

On March 17, 1998, the Company entered into the Agreement and agreed to exchange 2% of PEC for a 6% interest in PEL, a development-stage corporation. The Company sold 1,364 shares of PEC, and accepted as consideration 34,700 shares of PEL. No cash was exchanged in the transaction. The Company recorded a gain of $2,847,000 during the quarter ended March 31, 1998 in connection with the Agreement.

On November 27, 1998, the Company and PEL entered into an Option Agreement, granting each of the companies the right to rescind the Agreement. During the quarter ended December 31, 1998, the Company and PEL mutually agreed to rescind the March 17, 1998 Agreement. As a result of the rescission, and in light of the fact that the underlying PEC shares had not yet been delivered to PEL, the Company has reversed the $2,847,000 gain as of the original transaction date and restated its June 30, 1998 financial statements.

A summary of the significant effects of the restatement is as follows:

                                                               1998
                                                 ------------------------------
                                                      As
                                                  previously             As
                                                   reported           restated
                                                 ------------       -----------
At June 30
Investments                                      $ 6,892,000        $ 4,045,000
Income taxes payable                                  83,000             51,000
Accumulated deficit                               (3,671,000)        (6,486,000)

For the six months ended June 30:
Other (income) expense, net                       (2,667,000)           180,000
Income tax benefit                                  (794,000)          (826,000)
Net loss                                          (2,441,000)        (5,256,000)

Net loss per share - Basic and diluted                ($0.13)            ($0.28)


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

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Subsequent to the issuance of the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 1998, the Company determined that the gain recorded in connection with the Securities Purchase Agreement (the Agreement) to exchange shares of Pure Energy Corporation (PEC) for shares of Phoenix Environmental, Ltd. (PEL) should be reversed.

On March 17, 1998, the Company entered into the Agreement and agreed to exchange 2% of PEC for a 6% interest in PEL, a development-stage corporation. The Company sold 1,364 shares of PEC, and accepted as consideration, 34,700 shares of PEL. No cash was exchanged in the transaction. The Company recorded a gain of $2,847,000 during the quarter ended March 31, 1998 in connection with the Agrement.

On November 27, 1998, the Company and PEL entered into an Option Agreement, granting each of the companies the right to rescind the Agreement. During the quarter ended December 31, 1998, the Company and PEL mutually agreed to rescind the March 17, 1998 Agreement. As a result of the rescission, and in light of the fact that the underlying PEC shares had not yet been delivered to PEL, the Company has reversed the $2,847,000 gain as of the original transaction date and restated its June 30, 1998 financial statements. The effects of the Restatement are presented in Note 8 of Notes to Condensed Consolidated Financial Statements.

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

OTHER INCOME (EXPENSE)

Other expense decreased to $180,000 for the six months ended June 30, 1998 from $236,000 for the six months ended June 30, 1997, a decrease of $56,000. The decrease relates primarily to foreign currency gains realized by Thailand-based subsidiaries as a result of foreign currency fluctuations in the six months ended June 30, 1998.

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

NET LOSS

As a result of the foregoing factors, net loss increased to $5,256,000 for the six months ended June 30, 1998 from net loss of $4,400,000 for the six months ended June 30, 1997, an increase in net loss of $856,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations from its existing cash, short-term borrowings and equity and debt financings. As of June 30, 1998, the Company had working capital of $15,849,000, versus working capital of $16,010,000 at June 30, 1997.

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