Form 10-Q/A
period 1998-09-30
KNICKERBOCKER L L CO INC
filed 1999-04-15
CIK 932136

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

This Amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1998, as filed by the Registrant on November 16, 1998, and is being filed to reflect the restatement of the Registrant's consolidated financial statements (the "Restatement"). The Restatement reflects the reversal of a gain on sale of investment originally recorded in the quarter ended March 31, 1998. See Note 7 of Notes to Condensed Consolidated Financial Statements.

                                TABLE OF CONTENTS


ITEM                                                                                       PAGE
                         PART I - FINANCIAL INFORMATION

1.   FINANCIAL STATEMENTS

     A.     Condensed Consolidated Statements of Operations (unaudited) for the three and nine month periods ended September 30, 1998 and
               September 30, 1997 (restated) ........................................       1
     B.     Condensed Consolidated Balance Sheets at September 30, 1998
               (unaudited) and December 31, 1997 (restated) .........................       2
     C.     Condensed Consolidated Statements of Cash Flows (unaudited) for the nine month periods ended September 30, 1998 and September 30,
               1997 (restated) ......................................................       4
     D.     Notes to Condensed Consolidated Financial Statements ....................       6

2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

     A.     Results of Operations ...................................................      11
     B.     Liquidity and Capital Resources .........................................      15


                           PART II - OTHER INFORMATION

2.   CHANGES IN SECURITIES AND USE OF PROCEEDS ......................................      17

3.   DEFAULTS UPON SENIOR SECURITIES ................................................      17

6.   EXHIBITS AND REPORTS ON FORM 8-K ...............................................      18

     SIGNATURES .....................................................................      18

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                        THE L.L. KNICKERBOCKER CO., INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (unaudited)


                                                              1998               1997
                                                          ------------       ------------
Sales, net of returns                                     $ 15,769,000       $ 14,112,000
Cost of sales                                                7,705,000          6,477,000
                                                          ------------       ------------
Gross profit                                                 8,064,000          7,635,000
Advertising expense                                          2,124,000          1,869,000
Selling expense                                              2,026,000          1,579,000
General and administrative expense                           5,159,000          4,731,000
                                                          ------------       ------------
Operating loss                                              (1,245,000)          (544,000)
Loss on equity method investments                              167,000            468,000
Other (income) expense,  net (Note 7)                         (421,000)          (762,000)
Interest expense (Note 3)                                      893,000            471,000
                                                          ------------       ------------
Loss before minority interest and income tax benefit        (1,884,000)          (721,000)
Minority interest in loss of subsidiary                             --                 --
Income tax benefit                                            (194,000)          (135,000)
                                                          ------------       ------------
Net loss                                                  $ (1,690,000)      $   (586,000)
                                                          ============       ============

Net loss per share:
  Basic and diluted                                       $      (0.09)      $      (0.03)
                                                          ============       ============

Shares used in computing net loss per share:

  Basic and diluted                                         19,634,624         18,408,572
                                                          ============       ============

                        THE L.L. KNICKERBOCKER CO., INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (unaudited)

                                                        1998                                   1997
                                 ---------------------------------------------------       ------------
                                 As previously
                                    reported          Adjustment        As restated
                                 --------------      ------------       -----------
                                                       (Note 7)
Sales, net of returns             $ 40,685,000                          $ 40,685,000       $ 45,162,000
Cost of sales                       19,049,000                            19,049,000         21,644,000
                                  ------------                          ------------       ------------
Gross profit                        21,636,000                            21,636,000         23,518,000
Advertising expense                  7,148,000                             7,148,000          5,388,000
Selling expense                      4,487,000                             4,487,000          4,288,000
General and administrative
expense                             15,324,000                            15,324,000         15,527,000
                                  ------------                          ------------       ------------
Operating loss                      (5,323,000)                           (5,323,000)        (1,685,000)
Loss on equity method
investments                            982,000                               982,000          1,344,000
Other (income) expense,  net
(Note 7)                            (3,088,000)         2,847,000           (241,000)          (526,000)
Interest expense (Note 3)            2,176,000                             2,176,000          3,997,000
                                  ------------                          ------------       ------------
Loss before minority
interest and income tax
benefit                             (5,393,000)                           (8,240,000)        (6,500,000)
Minority interest in loss of
subsidiary                            (274,000)                             (274,000)          (219,000)
Income tax benefit                    (988,000)           (32,000)        (1,020,000)        (1,295,000)
                                  ------------                          ------------       ------------
Net loss                          $ (4,131,000)                         $ (6,946,000)      $ (4,986,000)
                                  ============                          ============       ============

Net loss per share:
  Basic and diluted               $      (0.22)                         $      (0.36)      $      (0.28)
                                  ============                          ============       ============

Shares used in computing net
  loss per share:

  Basic and diluted                 19,118,538                            19,118,538         17,731,737
                                  ============                          ============       ============


      See accompanying notes to condensed consolidated financial statements

THE L.L. KNICKERBOCKER CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                                                         December 31,
                                                 September 30, 1998                          1997
                                 --------------------------------------------------      ------------
                                 As previously
                                    reported         Adjustment        As restated
                                 --------------     ------------       -----------
ASSETS                                                (Note 7)
Cash and cash equivalents         $    700,000                         $    700,000      $     92,000
Restricted cash                             --                                   --           250,000
Accounts receivable                 11,901,000                           11,901,000         8,021,000
Receivable from stockholder          1,048,000                            1,048,000         1,383,000
Inventories                         13,106,000                           13,106,000        10,851,000
Prepaid expenses and other
current assets                       8,436,000                            8,436,000         7,486,000
                                  ------------                         ------------      ------------
  Total current assets              35,191,000                           35,191,000        28,083,000

Property and equipment, net          5,776,000                            5,776,000         5,537,000
Notes Receivable                     1,800,000                            1,800,000         1,800,000
Investments (Note 7)                 6,760,000        (2,847,000)         3,913,000         2,585,000
Deferred income taxes                4,500,000                            4,500,000         4,215,000
Other assets                         2,677,000                            2,677,000         2,348.000
Goodwill, net of accumulated
amortization of $1,539,000
and $971,000 as of September
30, 1998 and December 31,
1997, respectively                   5,979,000                            5,979,000         6,393,000
                                  ------------                         ------------      ------------
                                  $ 62,683,000                         $ 59,836,000      $ 50,961,000
                                  ============                         ============      ============


      See accompanying notes to condensed consolidated financial statements

THE L.L. KNICKERBOCKER CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)


                                                                                            December 31,
                                                    September 30, 1998                          1997
                                   --------------------------------------------------       ------------
                                   As previously
                                      reported          Adjustment        As restated
                                   --------------      ------------       -----------
LIABILITIES AND                                          (Note 7)
STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued
expenses                            $ 10,984,000                          $ 10,984,000       $  7,838,000
Commissions and royalties
payable                                1,179,000                             1,179,000            751,000
Notes payable                          6,542,000                             6,542,000          3,650,000
Interest payable                         428,000                               428,000            270,000
Income taxes payable                      45,000            (32,000)            13,000            123,000
Due to shareholders of
Krasner Group, Inc.                      513,000                               513,000            900,000
Loan from stockholder                    248,000
Current portion of long-term
debt                                     262,000                               262,000            242,000
Other current liabilities                186,000                               186,000            125,000
Deferred income taxes                     49,000                                49,000             49,000
Convertible debentures, net                                                  5,988,000
of discounts of $1,012,000             5,988,000
                                    ------------                          ------------       ------------
   Total current liabilities          26,176,000                            26,144,000         14,204,000
                                    ------------                          ------------       ------------

Long-term liabilities:
Long-term debt, less current
portion                                  555,000                               555,000            661,000
Convertible debentures, net
of discounts of $157,000 at
September 30, 1998 and
$444,000 at December 31, 1997          7,742,000                             7,742,000          9,455,000
Deferred gain                          1,642,000                             1,642,000          1,642,000
                                    ------------                          ------------       ------------
   Total long-term liabilities         9,939,000                             9,939,000         11,758,000
                                    ------------                          ------------       ------------

Minority interest                             --                                    --            274,000
                                    ------------                          ------------       ------------

Stockholders' equity (Note 8):
Common stock                          29,900,000                            29,900,000         27,282,000
Additional paid-in capital             6,144,000                             6,144,000          3,904,000
Accumulated deficit                   (5,361,000)        (2,815,000)        (8,176,000)        (1,230,000)
Foreign currency translation
adjustment                            (4,115,000)                           (4,115,000)        (5,231,000)
                                    ------------       ------------       ------------       ------------
   Total stockholders' equity         26,568,000                            23,753,000         24,725,000
                                    ============       ============       ============       ============
                                    $ 62,683,000                          $ 59,836,000       $ 50,961,000
                                    ============       ============       ============       ============


      See accompanying notes to condensed consolidated financial statements

                        THE L.L. KNICKERBOCKER CO., INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                                            September 30,
                                                                     September 30, 1998                         1997
                                                      ------------------------------------------------       -----------
                                                      As previously
                                                        reported          Adjustment       As restated
                                                      -------------      -----------       -----------
                                                                          (Note 7)
Cash flows provided by operating activities:
Net loss                                               $(4,131,000)       (2,815,000)      $(6,946,000)      $(4,986,000)
Adjustments to reconcile net income
 (loss) to net cash used in operating activities:
Depreciation and amortization                            1,975,000                           1,975,000         1,746,000
Debenture inducement                                                                                           1,899,000
Gain on sale of investment -
PEC                                                     (3,616,000)        2,847,000          (769,000)
Equity in loss of investees                                982,000                             982,000         1,344,000
Loss on disposal of fixed
assets                                                      18,000                              18,000
Minority interest                                         (274,000)                           (274,000)         (219,000)
Amortization of debt discount                              445,000                             445,000           605,000
Expense related to issuance
of stock options, warrants
and common stock                                           491,000                             491,000
Deferred income taxes                                   (1,000,000)                         (1,000,000)           (1,000)
Changes in operating accounts:
Accounts receivable, net                                (3,880,000)                         (3,880,000)        1,544,000
Receivable from
stockholder/officer                                        185,000                             185,000          (793,000)
Income tax receivable                                                                                           (400,000)
Inventories                                             (2,255,000)                         (2,255,000)       (4,045,000)
Prepaid expenses and other
current assets                                            (950,000)                           (950,000)       (4,880,000)
Other assets                                              (473,000)                           (473,000)            5,000
Accounts payable and accrued
expenses                                                 3,480,000                           3,480,000          (437,000)
Commissions and royalties
payable                                                    428,000                             428,000          (302,000)
Income tax payable                                         (78,000)          (32,000)         (110,000)          461,000
Other long term liabilities                                                                                      (51,000)
                                                       -----------                         -----------       -----------
Net cash used in operations                             (8,653,000)                         (8,653,000)       (8,510,000)

Cash flows from investing activities:
Acquisitions of property and
equipment                                                 (846,000)                                           (1,991,000)
Proceeds from sales of
property and equipment                                      21,000

                        THE L.L. KNICKERBOCKER CO., INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (unaudited)


                                                                                                    September 30,
                                                              September 30, 1998                        1997
                                               -----------------------------------------------      -------------
                                               As previously
                                                 reported          Adjustment      As restated
                                               -------------      -----------      -----------
                                                                    (Note 7)
Proceeds from sales of investment                   818,000                            818,000

Investments/advances to
investees                                          (571,000)                          (571,000)         (107,000)
                                                -----------                        -----------       -----------
Net cash used in investing
activities                                         (578,000)                          (578,000)       (2,098,000)
                                                -----------                        -----------       -----------

Cash flows from financing activities:
Net borrowings on line of
credit                                            2,892,000                          2,892,000           467,000
Payments on long-term debt                         (264,000)                          (264,000)         (808,000)
Borrowings on long-term debt                         45,000                             45,000           466,000
Proceeds from exercise of
common stock purchase
warrants/options                                     45,000                             45,000           732,000
Net proceeds (repayments)                                                             (248,000)
from shareholder loan                              (248,000)                                             400,000
Deferred debt issue costs                          (427,000)                          (427,000)         (325,000)
Proceeds from issuance of                                                            7,000,000
convertible debentures                            7,000,000                                            5,000,000
                                                -----------                        -----------       -----------
Net cash provided by
financing activities                              8,998,000                          8,998,000         5,932,000
                                                -----------                        -----------       -----------
Effect of Foreign currency
translation                                         591,000                            591,000          (518,000)
                                                -----------                        -----------       -----------
Net increase (decrease) in
cash and cash equivalents                           358,000                            358,000       (51,94,000)
Cash and cash equivalents,
beginning of period                                 342,000                            342,000         6,247,000
                                                -----------                        -----------       -----------
Cash and cash equivalents,
end of period                                   $   700,000                        $   700,000       $ 1,553,000
                                                ===========                        ===========       ===========

Supplemental Schedule of Noncash Investing and Financing Activity:

Cash paid for interest                          $   894,000                        $   894,000       $   782,000
                                                ===========                        ===========       ===========
Cash paid (refunded) for
income taxes                                    $    78,000                        $    78,000       $  (946,000)
                                                ===========                        ===========       ===========



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

                                               September 30,        September 30,
Nine months ended:                                 1998                 1997
                                               -------------        ------------
Net loss                                        $(6,946,000)        $(4,986,000)
Foreign currency translation gain (loss)          1,116,000          (1,478,000)
                                                -----------         -----------
  Total Comprehensive loss                      $(5,830,000)        $(6,464,000)
                                                ===========         ===========

                                               September 30,        September 30,
Three months ended:                                1998                 1997
                                               -------------        ------------
Net loss                                        $(1,690,000)        $  (586,000)
Foreign currency translation gain (loss)            305,000          (1,343,000)
                                                -----------         -----------
  Total Comprehensive loss                      $(1,385,000)        $(1,929,000)
                                                ===========         ===========


NOTE 6:  INVENTORIES

As of September 30, 1998 and December 31, 1997 inventories consisted of the following:

                                September 30,       December 31,
                                    1998               1997
                                -------------       -----------
         Finished goods          $10,536,000        $ 8,968,000
         Work-in-progress            864,000            342,000
         Raw materials             1,706,000          1,541,000
                                 -----------        -----------
                                 $13,106,000        $10,851,000
                                 ===========        ===========


NOTE 8: INVESTMENTS/RESTATEMENT

Subsequent to the issuance of the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 1998, the Company determined that the gain recorded in connection with the Securities Purchase Agreement (the Agreement) to exchange shares of Pure Energy Corporation (PEC) for shares of Phoenix Environmental, Ltd. (PEL) should be reversed.

On March 17, 1998, the Company entered into the Agreement and agreed to exchange 2% of PEC for a 6% interest in PEL, a development-stage corporation. The Company sold 1,364 shares of PEC, and accepted as consideration 34,700 shares of PEL. No cash was exchanged in the transaction. The Company recorded a gain of $2,847,000 during the quarter ended March 31, 1998 in connection with the Agreement.

On November 27, 1998, the Company and PEL entered into an Option Agreement, granting each of the companies the right to rescind the Agreement. During the quarter ended December 31, 1998, the Company and PEL mutually agreed to rescind the March 17, 1998 Agreement. As a result of the rescission, and in light of the fact that the underlying PEC shares had not yet been delivered to PEL, the Company has reversed the $2,847,000 gain as of the original transaction date and restated its September 30, 1998 financial statements.

A summary of the significant effects of the restatement is as follows:

                                                               1998
                                                 ------------------------------
                                                      As
                                                  previously             As
                                                   reported           restated
                                                 ------------       -----------
At September 30:
Investments                                      $ 6,760,000        $ 3,913,000
Income taxes payable                                  45,000             13,000
Accumulated deficit                               (5,361,000)        (8,176,000)

For the nine months ended September 30:
Other (income) expense, net                       (3,088,000)          (241,000)
Income tax benefit                                  (988,000)        (1,020,000)
Net loss                                          (4,131,000)        (6,946,000)

Net loss per share - Basic and diluted                ($0.22)            ($0.36)


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

GROSS PROFIT

Gross profit increased to $8,064,000 for the three months ended September 30, 1998 from $7,635,000 for the three months ended September 30, 1997, an increase of $429,000 or 5.6%. As a percentage of net sales, gross profit for the quarter decreased to 51.1% in 1998 from 5.9% in 1997. The decrease in the gross profit percentage in 1998 from 1997 is due primarily to decreased volume in the Company's non-celebrity collectible doll programs where products are sold directly to the customer, through catalog mailings and print advertisements, that generate higher gross margins than the Company's wholesale sales. In the quarter ended September 30, 1998, 23.7% of the Company's revenues were generated from direct response distribution, versus 41.7% in the corresponding quarter of 1997. Partially mitigating the gross profit impact of the decline in direct response sales in 1998 was an increase in the gross margin of the Company's fashion jewelry program, which generated an increase in gross profit percentage in 1998 to 44% from 33% in 1997. The increase in gross margin in the Company's fashion jewelry program is due to obtaining lower manufacturing costs on the Company's products, accomplished partially by outsourcing the manufacturing of certain products and by aggressive cost cutting measures.

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

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Subsequent to the issuance of the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 1998, the Company determined that the gain recorded in connection with the Securities Purchase Agreement (the Agreement) to exchange shares of Pure Energy Corporation (PEC) for shares of Phoenix Environmental, Ltd. (PEL) should be reversed.

On March 17, 1998, the Company entered into the Agreement and agreed to exchange 2% of PEC for a 6% interest in PEL, a development-stage corporation. The Company sold 1,364 shares of PEC, and accepted as consideration, 34,700 shares of PEL. No cash was exchanged in the transaction. The Company recorded a gain of $2,847,000 during the quarter ended March 31, 1998 in connection with the Agrement.

On November 27, 1998, the Company and PEL entered into an Option Agreement, granting each of the companies the right to rescind the Agreement. During the quarter ended December 31, 1998, the Company and PEL mutually agreed to rescind the March 17, 1998 Agreement. As a result of the rescission, and in light of the fact that the underlying PEC shares had not yet been delivered to PEL, the Company has reversed the $2,847,000 gain as of the original transaction date and restated its June 30, 1998 financial statements. The effects of the Restatement are presented in Note 7 of Notes to Condensed Consolidated Financial Statements.

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

OTHER (INCOME) EXPENSE

Other income decreased to $241,000 for the nine months ended September 30, 1998 from $526,000 for the nine months ended September 30, 1997, a decrease of $285,000. The decrease relates primarily to foreign currency losses realized by Thailand-based subsidiaries as a result of foreign currency fluctuations and expense related to the issuance of common stock and common stock purchase warrants in 1998, offset by a $769,000 gain on sale of investment in the third quarter of 1998.

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

NET LOSS

As a result of the foregoing factors, net loss increased to $6,946,000 for the nine months ended September 30, 1998 from net loss of $4,986,000 for the nine months ended September 30, 1997, an increase in net loss of $1,960,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations from its existing cash, short-term borrowings and equity and debt financings. As of September 30, 1998, the Company had working capital of $9,047,000, versus working capital of $20,798,000 at September 30, 1997.

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

Cash flow used in operations was $8,653,000 in 1998 compared to $8,510,000 in 1997. The increase in cash used in operations was due primarily to the increase in accounts receivable during the nine months ended September 30, 1998, offset by an increase in accounts payable and accrued expenses. Cash flow used in investing activities was $578,000 for the nine months ended September 30, 1998, primarily related to acquisitions of property and equipment and advances to Arkenol Asia, LLC, a joint venture in which the Company has a 50% interest, offset by proceeds from the sale of investments. Cash flow provided by financing activities was $8,998,000 in 1998 due primarily to borrowings on the $20,000,000 credit facility and net proceeds from the convertible debenture offering completed in June 1998. The current ratio for the Company decreased from 1.98 at December 31, 1997 to
1.35 at September 30, 1998.

In June 1998, the Company issued Convertible Debentures (the 1998 Debentures) with a face value of $7,000,000 in a private placement to institutional investors. The 1998 Debentures are subject to an agreement whereby after approval by the shareholders of the Company of the issuance of the 1998 Debentures and the creation of a class of Preferred Stock of the Company, the 1998 Debentures will be exchanged for shares of newly created Preferred Stock of the Company, the terms of which shall be substantially similar to that of the 1998 Debentures. The Preferred Stock will be convertible into shares of common stock of the Company at the lower of $4.02 or a graduated discounted price ranging from 97% to 90% of an average of the 7 lowest trading days of the 30 consecutive trading days prior to conversion. The discounted price of 90% applies if the investor does not convert prior to the two-year anniversary of the closing date. To the extent the Company is not able to exchange the 1998 Debentures for Preferred Stock, under the terms of the agreements related to the 1998 Debentures (the Agreements), the 1998 Debentures will mature on December 28, 1998. Events of default under the 1998 Debentures have occurred with respect to meeting filing deadlines as outlined in the Agreements. No assurances can be made that additional events of default will not occur in the future. However, management believes that the Company has, through its discussions with the 1998 Debenture Holders, what constitutes an implied waiver of defaults which have occurred. Remedies of default, if enforced, include demanding that all or any portion of the 1998 Debentures be prepaid by the Company for cash. As a result, the Company has reflected the 1998 Debentures as a current liability in the accompanying financial statements. The Company currently does not have sufficient funds to pay the holders of the 1998 Debentures if such debt were accelerated, and no assurances can be made that the Company will have sufficient funds to pay such amounts if payment is demanded in the future.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

In June 1998, the Company issued Convertible Debentures (the 1998 Debentures) with a face value of $7,000,000 in a private placement to institutional investors. The 1998 Debentures are subject to an agreement whereby after approval by the shareholders of the Company of the issuance of the 1998 Debentures and the creation of a class of Preferred Stock of the Company, the 1998 Debentures will be exchanged for shares of newly created Preferred Stock of the Company, the terms of which shall be substantially similar to that of the 1998 Debentures. The Preferred Stock will be convertible into shares of common stock of the Company at the lower of $4.02 or a graduated discounted price ranging from 97% to 90% of an average of the 7 lowest trading days of the 30 consecutive trading days prior to conversion. The discounted price of 90% applies if the investor does not convert prior to the two-year anniversary of the closing date. To the extent the Company is not able to exchange the 1998 Debentures for Preferred Stock, under the terms of the agreements related to the 1998 Debentures (the Agreements), the 1998 Debentures will mature on December 28, 1998. Events of default under the 1998 Debentures have occurred with respect to meeting filing deadlines as outlined in the Agreements. No assurances can be made that additional events of default will not occur in the future. However, management believes that the Company has, through its discussions with the 1998 Debenture Holders, what constitutes an implied waiver of defaults which have occurred. Remedies of default, if enforced, include demanding that all or any portion of the 1998 Debentures be prepaid by the Company for cash. The Company currently does not have sufficient funds to pay the holders of the 1998 Debentures if such debt were accelerated, and no assurances can be made that the Company will have sufficient funds to pay such amounts if payment is demanded in the future.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:
        27.0 Financial Data Schedule

(b)     Reports on Form 8-K:
        None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE L.L. KNICKERBOCKER CO., INC.


Date:   April 14, 1999                  By:  /s/  Anthony P. Shutts
                                             Anthony P. Shutts
                                             Chief Financial Officer
                                             (Principal financial and accounting
                                             officer)