Form 10-K
period 1998-12-31
KNICKERBOCKER L L CO INC
filed 1999-04-15
CIK 932136

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the fiscal year ended December 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from _________ to _________

                         Commission file number 0-25488
                        THE L.L. KNICKERBOCKER CO., INC.
             (Exact name of registrant as specified in its charter)


         CALIFORNIA                                             33-0230641
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

25800 COMMERCENTRE DRIVE
LAKE FOREST, CA                                                    92630
(Address of principal executive offices)                         (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 595-7900

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           Common Stock, No Par Value
                                (title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock of held by non-affiliates of the registrant on March 16, 1999 was $12,916,854. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's common stock, as of March 15, 1999 was 27,691,185.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year covered by this Form 10-K.

                                TABLE OF CONTENTS


ITEM                                                                        PAGE
--------------------------------------------------------------------------------

                                     PART I

1.  BUSINESS................................................................  3
    A. History..............................................................  3
    B. General Business.....................................................  3

2.  PROPERTIES.............................................................. 13

3.  LEGAL PROCEEDINGS....................................................... 13

4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................... 14

                                     PART II

5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.. 15

6.   SELECTED FINANCIAL DATA................................................ 16

7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS.............................................. 17

8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................ 24

9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
     AND FINANCIAL DISCLOSURE............................................... 24

                                    PART III

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................... 25

11.  EXECUTIVE COMPENSATION................................................. 25

12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......... 25

13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................... 25

                                     PART IV

14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K........ 25

SIGNATURES.................................................................. 28

                                     PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed herein. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of the factors described in this Report.


ITEM 1. BUSINESS

GENERAL

The L.L. Knickerbocker Co., Inc. (the "Company" or "Knickerbocker") was formed in 1985 by Louis L. Knickerbocker, Chairman, President, and Chief Executive Officer, and Tamara Knickerbocker, Executive Vice President, under the name International Beauty Supply, Ltd., a California corporation (IBS). In May of 1993, the name of International Beauty Supply, Ltd. was changed to The L.L. Knickerbocker Co., Inc. and succeeded to the operations, assets and liabilities of Knickerbocker Creations, Ltd, a California corporation formed in 1990 to operate primarily in the collectible doll and teddy bear industries.

The Company is a designer, manufacturer, importer, marketer, and distributor of high quality, branded collectibles and collectible toys, specialty giftware products, and jewelry.

Knickerbocker markets its branded collectible products through diverse distribution channels including a growing network of independent gift and collectible retailers, electronic retailing, direct response sales, and an international distributor base. The Company strives to deliver genuine value to the consumer through innovative product design and award-winning quality. The Company has developed relationships with a variety of manufacturers that have consistently delivered high-quality products. Most of the manufacturing of collectible items is outsourced to manufacturers in the Far East and Southeast Asia.

Knickerbocker's jewelry operations consists of designing, manufacturing, and marketing fashion and fine jewelry through electronic retailing, primarily QVC and The Home Shopping Network, and an international customer base in 37 foreign countries. The Company has launched a comprehensive Internet site, Gemopolis.com, to market its products directly to customers through the internet. The operations of the jewelry segments are vertically integrated, and most of the design, stone sourcing, advanced stone cutting, and jewelry manufacturing is performed by in-house personnel and facilities.

Knickerbocker holds passive investments in two unrelated companies, Pure Energy Corporation and Ontro, Inc. The Company holds a 31.5% equity interest in Pure Energy Corporation, a privately-held corporation, and a 13.2% interest in Ontro, Inc., a publicly-traded corporation.

COLLECTIBLE DOLLS, FIGURINES, TEDDY BEARS AND COLLECTIBLE TOYS

INDUSTRY OVERVIEW

Collectibles are identified as any item that is manufactured and marketed solely for the enjoyment of the collector. Collectibles include figurines, dolls, collector plates, plush and die cast toys, sports/entertainment memorabilia, cottage/village reproductions and other decorative or limited edition items that are intended for collecting. Unity Marketing, which is a collectible industry market research firm and is not affiliated with Knickerbocker, estimates that consumer sales of collectibles in the United States in 1997 totaled $10.0 billion. Unity Marketing currently estimates that women between the ages of 35 and 64 encompass the majority of collectors. This group, which we believe constitutes a substantial portion of our collectors, is projected by the U.S. Census Bureau to grow approximately 12% from 1998 to 2005. Unity Marketing expects that growth in the collectibles industry will be driven by the increased number of middle-aged female collectors and higher spending habits of the baby boom generation.

COLLECTIBLE BRANDS

Georgetown Collection. The Georgetown Collection brand consists of high-quality, exclusive-edition porcelain dolls designed and developed by artists licensed in conjunction with an in-house development team. Manufacturing is outsourced to factories in China and Southeast Asia. The dolls' retail prices range between $90 and $145. The principal marketing channel is print media, including direct mail and space ads.

Magic Attic Club. The Magic Attic Club (MAC) is a series of vinyl dolls, doll clothing and accessories, all of which are based on imaginative theme books, marketed primarily through a catalog. The books and Magic Attic Club catalogs target girls in the U.S. between the ages of 6 and 12. The items in the catalog do not vary much year to year, which keeps creative costs low and minimizes inventory difficulties. Repeat customers can be highly profitable. In 1998, MAC mailed approximately 6,200,000 catalogs, down from approximately 6,900,000 from the prior year, an approximate 10% decrease in catalog mailings. An integral part of the Magic Attic Club's appeal is a series of 32 illustrated novels based on five girls and their adventures. The books have achieved national distribution and have penetrated many of the major book store chains. Each Magic Attic Club book contains a mail-in card to request a free catalog listing products offered by the Magic Attic Club.

Marie Osmond Fine Porcelain Collector Dolls. This collection consists of a diverse collection of more than 420 different styles of porcelain dolls at retail prices ranging from $20 to $600. Marie Osmond is the celebrity spokesperson and design director for the collection. The Marie Osmond Doll Collection, celebrating its seventh anniversary, received 18 hours of brand-building programmed airtime on QVC in 1998. In addition, Marie Osmond makes scheduled appearances at retail stores throughout the United States to promote the collection. On occasion, Marie Osmond appears on QVC in the United Kingdom and in Germany.

Annette Funicello Collectible Bears Company. This line consists of more than 300 different styles of collectible teddy bears. Retail prices range from $25 to approximately $200. Annette Funicello is the celebrity image and design director for the collection. In 1998, the Company received the TOBY (Teddy Bear of the Year) award, sponsored by Teddy Bear and Friends Magazine, one of two major magazines in the teddy bear industry. Additionally, the Company received the Golden Teddy award, naming the top teddy bear as voted by the magazine's subscription base, sponsored by Teddy Bear Review magazine, the other major teddy bear magazine in the industry. The Annette Funicello Collectible Bear Company, celebrating its fifth anniversary, received 17 hours of brand-building programmed airtime on QVC in 1998.

The Knickerbocker Toy Company. The 77-year-old Knickerbocker name is well recognized in the toy and collectible teddy bear industries and is the Company's "house" brand. The Company began selling collectible Knickerbocker products in October 1986, and was issued the trademark "Knickerbocker" for toys, dolls, plush stuffed animals and marionettes in January 1996. The collection offers quality collectible products that have primarily been marketed to retail outlets nationwide. The Knickerbocker Toy Company had 3 hours of brand-building programmed airtime on QVC in 1998.

Richard Simmons Collectibles. In 1998 the Company launched a new line of dolls and resin figurines with Richard Simmons. The largest line, Collection of the Masters by Richard Simmons, debuted at the 1998 International Toy Fair in New York and began to be mass-marketed, predominately at retail, in October of 1998. Richard Simmons also successfully debuted his new line on QVC late in the year and opened the way for more programming time in 1999.

Other Brands. The company also markets dolls and collectibles brands such as Candy Spelling's Fantasy Dolls, Universal Studio's Edith Head Collection, and Bob Mackie Legendary Beauties.

JEWELRY PRODUCTS

INDUSTRY OVERVIEW

The Jewelry market consists of two major categories: Fine and Fashion. Fine jewelry is manufactured with precious metals (gold, sterling silver, platinum) with or without gemstones (precious or semiprecious). Natural and cultured pearls are also considered fine jewelry. According to the World Gold Council, in 1998 retail sales of gold jewelry grew by almost 10% on a unit basis to 162 million units and by over 8% on a dollar basis to $13.7 billion. According to Accessories Magazine, sterling silver jewelry retail sales increased approximately 15% in 1997 to $2.4 billion. Fashion jewelry is manufactured with non-precious metals (often gold plated), with or without imitation stones and pearls, and is the largest category of the women's accessories market with sales, according to Accessories Magazine, in the United States estimated at $2.6 billion dollars.

FASHION JEWELRY BRANDS

Approximately 50% of the Company's jewelry revenues come from fashion jewelry sales. The Company markets these high-quality, designer fashion jewelry lines and accessories primarily through QVC. Knickerbocker has its own fashion jewelry manufacturing facility in Central Falls, Rhode Island but outsources, to a limited extent, certain non-proprietary manufacturing functions to southeast Asian manufacturers. The Company's fashion jewelry brands are as follows:

Kenneth Jay Lane: Jewelry's Living Legend -450 different styles of fashion jewelry at retail prices ranging from $17 to $198. Kenneth Jay Lane is the designer and spokesperson for the collection, which celebrated its seventh anniversary and received over 16 hours of brand-building programmed airtime on QVC in 1998.

The Nolan Miller Glamour Collection - 400 different styles of fashion jewelry at retail prices ranging from $20 to $280. Nolan Miller is the designer and spokesperson for the collection, which celebrated its sixth anniversary and received over 33 hours of brand-building programmed airtime on QVC in 1998.

Barbara Mandrell's Country Sentiments - 50 different styles of fashion jewelry at retail prices ranging from $19 to $90. Barbara Mandrell is the designer and spokesperson for the collection, which started on QVC in May 1997.

Jewels of Unity with Cicely Tyson - 14 different styles of fashion jewelry at retail prices ranging from $17 to $105. Cicely Tyson is the designer and spokesperson for the collection, which started on QVC in May 1998.

The Dennis Basso Boutique - 90 different styles of fashion accessories at retail prices ranging from $20 to $220. Dennis Basso is the designer and spokesperson for the collection, which celebrated its fifth anniversary on QVC in 1998.

Anushka - This line of skin care products was introduced on QVC in 1997 and appears periodically on the QVC Beauty Solutions program. Anushka, of Anushka Day Spa in New York City, is the spokesperson for this line.

FINE JEWELRY BRAND

The Company's fine jewelry operation manufactures and markets gold, diamonds, emeralds, rubies and other semi-precious stones through a sales force with a presence in 37 countries, with a primary geographic focus in Western Europe and South America. With expertise in stone sourcing and advanced cutting techniques of specialty stones, the Company also generates revenue by supplying other jewelry manufacturers with loose cut stones. The Company is recognized for creating proprietary technology that enhances the color of gemstones and is known in particular for its Blue Topaz stones which are exported all over the world. In addition, the Company produces an assortment of fine jewelry in both sterling silver and gold for the television retailer, Home Shopping Network
(HSN) and other worldwide recognized television shopping companies such as TVSN Australia and QVC England. The Company has developed an Internet site, Gemopolis.com, to market fine jewelry directly to the consumer.

BRANDS UNDER DEVELOPMENT

Birmingham Bears (Collectible Brand) -The line consists of affordable collectible plush and mohair items in various sizes and a variety of themes. The product debuted on Home Shopping Network in February 1999. Knickerbocker plans to introduce the Birmingham line through its retail distribution channel in the third quarter of 1999.

Somers & Field Collection (Collectible Brand) - The Company has an exclusive license agreement to manufacture and distribute the line of dolls designed by Laura Meisner and Doug James under the Somers and Field Collection. The collection is vinyl and the concept is based on "mod" British friends, Willow Somers and Daisy Field whose fathers co-own a fashionable department store. Costumes and accessories highlight fashion trends from the 1960's. Product launch is planned for the third quarter of 1999.

Terri Lee (Collectible Brand) - The Company has an exclusive license to manufacture and distribute the line of dolls, fashion apparel and accessories with Terri Lee and Associates. The doll is molded in PVC and the concept is derived from, and is a reproduction of the original 1940's doll. Original molds were used in the reproduction of the doll and the clothing and accessories will be designed with consideration to original designs as well as interpretations of those designs. Terri Lee was launched at Toy Fair 1999.

Kodak Moments (Collectible Brand) - A partnership licensing agreement between Kodak, Marie Osmond and Knickerbocker. The Company has the rights to manufacture and distribute a collectible line of figurines, dolls and other items for the Marie Osmond Porcelain Collector Doll line. Each product would depict a classic "Kodak Moment" in fine porcelain or other collectible medium. Product launch is planned for third quarter of 1999.

Although the Company currently believes that the above-listed products can be developed and produced as commercially viable product line additions, there can be no assurance that the new products will be introduced or, if introduced, that they will be successful.

CONSUMER BRANDS DISCONTINUED

After a review of the Company's brand focus it was determined that it would be in its best interest to discontinue the product development, manufacturing and marketing of those programs not meeting certain sales expectations and re-focus the brand selections on those that better suited the Company's current core products. In 1998, the Company discontinued the Pilar Crespi Collection, Joyous Jewels with Wendy Gell, Framm, and Enchanted Evenings with Albert Capraro. In 1998, the agreement for World Class Accessories by Mary McFadden was cancelled by the licensor.

MARKETING STRATEGIES

The Company's marketing strategy is to develop products and build brands that are marketed through diverse channels of distribution. In implementing this strategy, the Company plans to continue to focus on building brand recognition, developing new and innovative products, and selling those branded products through appropriate channels of distribution. Generally, new brand programs are tested conservatively prior to any roll-out.

The diverse channels of distribution of the branded products includes, but are not limited to, electronic retailing through the television shopping industry, direct response print advertisements, direct mail, catalogs, Internet, and through retail outlets and distributors domestically and internationally. Each brand has unique distribution strategies based on the product; however, where possible, the distribution channels cross over from brand to brand. The wide variety of branded items and distribution channels provides diversification to the Company's risk profile.

THE DIRECT MARKETING INDUSTRY

Direct marketing has five major areas: Electronic retailing through Television Marketing, Print Media Advertising, Catalogs, Direct Mail and the Internet.

TELEVISION SHOPPING CHANNELS

Television Shopping Channels, as well as independent Infomercials, make up this segment of the direct marketing industry.

The largest television shopping cable network is QVC, followed by HSN and a number of smaller companies. The shopping networks purchase products from vendors and generally require the vendors to ship the products to the networks' warehouses before the networks will sell the items on the air. Generally, the format of the home shopping channels is to present approximately 12 items per hour. Each hour can be comprised of a special program (i.e., all Marie Osmond Dolls) or a mix of products (i.e. a gift hour with different kinds of gift items). Special programs, such as celebrity programs, can be given as much as three straight hours of prime time. These types of programs must be high-dollar-volume programs to warrant the allocation of this time. The shopping channels then ship customer orders directly from their warehouses/fulfillment centers.

The Company's expertise in marketing to home shopping channels has been to identify its key product segments, such as jewelry and collectibles, and build brand recognition within those product segments. Television shopping represents over 19% of the Company's Collectible sales and 45% of Jewelry sales. Additionally, sales to QVC accounted for 25%, 29% and 43% of the Company's consolidated revenues in 1998, 1997 and 1996, respectively.

DIRECT MAIL

The Company manages Direct Mail programs by utilizing an in-house consumer database to test and expand new product offers. The company maintains a large database of customer names acquired through list rentals, Sunday newspaper supplements, and magazine and catalog advertising. These names, after the initial acquisition, are consistently marketed select offers that either contain solo or multi-ad product presentations. The Company uses this marketing format primarily for its Georgetown brand but has begun to expand these offerings into all brands.

CATALOGS

The Company has four branded catalogs varying in size and content generally being marketed in quarterly or half year segments. The Company develops a wholesale/retail catalog, and three consumer catalogs; one for its Magic Attic Brand, one for its Georgetown brand, and one for all Collectible brands. These catalogs are used either for repeat buyers of a particular brand who would like to see multiple product offerings or as a vehicle to prospect for new customers.

MEDIA ADVERTISING

The Company also utilizes direct response print advertising as a vehicle to highlight new product offerings that have potentially high-dollar-volume sales. The Company continues to market the collectible brands through this marketing channel. In addition to scores of mainstream publications such as McCalls, Ladies Home Journal, National Enquirer, the Company uses collectible trade-specific niche publications including Dolls, Doll Crafter, Doll Reader, Contemporary Dolls, Collectors Mart, Teddy Bear Review and Teddy Bear & Friends. This type of advertising serves to replenish the database with new customer names so the direct mail marketing can remain as a consistent growth vehicle for sales.

INTERNET COMMERCE

The Company also maintains a corporate and a product web site on the World Wide Web. The Company uses the Internet to give potential consumers the ability to see a multiplicity of product and product specials and simultaneously order without using the traditional marketing routes.

TRADITIONAL RETAIL AND INTERNATIONAL DISTRIBUTORS

The Company markets to a wide variety of traditional retail outlets and to the less traditional catalog retailers and international distributors. The Company expanded its outside sales representative force domestically in 1998 and currently covers the entire United States with defined sales territories. In addition, the Company continues to market to specialty stores and other customers such as Disney via its own internal sales organization and retail support group. International distributors make up another portion of the Company's collectible sales primarily marketing in the United Kingdom, Germany, and other Benelux countries.

PRODUCTION PROCEDURES

CONTRACTED PRODUCTION

The Collectibles and some of the Jewelry brand managers develop products, locate an appropriate contract manufacturing facility and prepare samples, which are presented to the customer for approval. Upon approval of the samples, the Company issues a purchase order to the manufacturer for the desired quantity of the product. In some cases, the purchase order is secured by an irrevocable and transferable letter of credit from the customer. All goods are inspected for quality by either in-house quality assurance personnel or by an independent quality assurance resource prior to shipment.

COMPANY-OWNED PRODUCTION

The Company manufactures fashion jewelry at its own 26,000 square-foot-facility in Rhode Island. Almost all of the fashion jewelry manufacturing is done against open purchase orders.

The Thailand jewelry operation manufactures fine jewelry for a diverse group of international distributors and wholesalers, including the television shopping industry. The majority of goods are manufactured in the Company's fully integrated 35,000 square-foot-facility. The Company's 3,500-square-foot showroom and the design and development divisions are located in the jewelry district of Bangkok, making it convenient for customers to visit the showroom, inspect the product lines and develop future programs with the Company's skilled design team.

OPERATIONS STRATEGIES (CONSOLIDATION EFFORTS)

The company has recognized that acquisitions made in 1996 would be better managed if those operations were consolidated to maximize efficiency in its marketing and development strategy. In 1998 the Company embarked on a restructuring plan that would consolidate or restructure the various operating subsidiaries into more streamlined and focused marketing and development divisions.

The Company began its consolidation with the closure of Magic Attic Press's
(MAP) New York Office. The Company realized that its future in publishing for the Magic Attic Brand line would be better served if the book operations were outsourced. In May 1998, the Company entered into a marketing and distribution agreement with Millbrook Press, Inc. of Brooklyn, New York. Any future publishing of the existing series of books will be handled by third party arrangement enabling the company to realize cost savings by reducing overhead tied to the MAP division.

In May 1998, the Company began exploring reducing its dependency on some of its distribution operations in Maine by outsourcing those operations to a third party. This would enable the Company to reduce manpower and overhead, as well as shift other fixed expenses to a variable basis. During its three-month search the Company found a fulfillment and customer service operation that would be able, after extensive systems work, to accommodate the direct response business for its Georgetown Brand. In September 1998, the Company signed a two-year distribution agreement with Keystone Fulfillment. In October, the Company elected to close one 45,000 square foot facility by moving those operations to Keystone Fulfillment, Inc., a Hanover Direct (HNV:Amex) subsidiary.

In September 1998, the Company decided to move the remaining operations of the Georgetown brand to California. As a result, the Company's Philadelphia Development Office was closed.

In November 1998, the Company decided to restructure its fashion jewelry manufacturing operations by shifting certain non-proprietary manufacturing functions to Southeast Asia and to domestic contractors. The Company's manufacturing facility in Rhode Island has been reorganized to provide product development and proprietary manufacturing functions.

By completing the consolidation of production and operations in the U. S., the Company recently closed its overseas Trading Office in China and has elected to manage overseas production either factory direct or through its California sourcing group.

The Company continues to move forward on plans to complete its consolidation by redirecting operations related to its Magic Attic Club Brand, currently residing in Maine.

As a result of these consolidation efforts, manpower worldwide over the last 12 months has been reduced by approximately 25%, with most of those manpower reductions occurring from streamlined efforts in the United States. Manpower in the U.S. was reduced from approximately 250 personnel to approximately 160 personnel. In addition to streamlining manpower the Company has reduced other employee-related costs as well as facilities costs worldwide.

EQUITY INVESTMENTS

Knickerbocker holds passive investments in two unrelated, independent companies, as follows:

PURE ENERGY CORPORATION

The Company holds a 31.5% equity interest in Pure Energy Corporation (PEC). Other shareholders include PEC's founders and officers, Donaldson, Lufkin & Jenrette (DLJ), an investment banking firm and private individuals.

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

In December 1997 PEC was notified that the United States Patent and Trademark Office had issued a patent on the new, non-petroleum substitute for gasoline called P-series, U.S. Patent No. 5697987, to Princeton University, entitled "Alternative Fuel." The fuel, which is non-petroleum and as much as 70 percent renewable, is designed to operate in existing flexible-fuel vehicles. P-series is a unique blend of ethanol, natural gas liquids and a co-solvent. Both ethanol and the co-solvent are derived from renewable resources such as cellulosic biomass. Use of the fuel as an alternative to gasoline will contribute to significant reductions in greenhouse gases and lower tailpipe emissions.

In July 1997 PEC filed a formal petition with the Department of Energy (DOE) seeking a ruling to designate its proprietary, non-petroleum motor fuel as an alternative fuel under EPACT. The DOE has established three primary criteria for official certification of an alternative motor fuel: (1) substantially not petroleum, (2) substantial energy security and (3) substantial environmental benefit. DOE certification is pending.

Due to the development stage nature of Pure Energy Corporation, the cost per gallon of the product has not been established. Pure Energy Corporation had no sales during 1998. The Company's risk in its investment in Pure Energy Corporation is that the investment's value could be severely impacted by two factors: The Department of Energy not approving the fuel as a designated alternative fuel; and a lack of funding for the development of refineries in which to produce the fuel.

ONTRO, INC. (FORMERLY SELF-HEATING CONTAINER CORP.)

Knickerbocker holds a 13.2% equity interest in Ontro, Inc. (Ontro), engaged in the development of integrated thermal containers. Ontro has the rights to exploit a unique propriety technology which it has incorporated into a proposed product line of fully contained self-heating beverage containers designed to heat liquid contents such as coffee, tea, hot chocolate, soups and baby formula. Ontro entered into an evaluation agreement with Nestle which allows Nestle an exclusive period to review Ontro's designs and technology in order to determine Nestle's interest in acquiring rights for the commercial use of the self-heating food and beverage containers and to cooperate with Ontro in evaluating certain commercial uses and markets for the technology and includes an obligation to pay for one-half of the cost of certain market research studies that are currently underway.

In June 1997, the Company signed a Distributorship Agreement with Ontro to market products packaged in Ontro's thermal containers. The terms of the Agreement call for Ontro to sell its containers to Knickerbocker for their use in manufacturing and selling of approved products and for Knickerbocker to be designated as exclusive distributor for such approved products. The Company may also contract with manufacturers to produce approved products for the Company and to package such products using Ontro's containers purchased by the Company.

Due to the development stage nature of Ontro, Inc., the price of the product has not been established. The product heats the contents of the container only one time and is not renewable. The container heats the beverage to a temperature of 180 degrees. Ontro, Inc. had no sales during 1998.

ARKENOL ASIA, INC.

Arkenol Asia, Inc. is a Delaware corporation owned 50% by Knickerbocker and 50% by Arkenol Holdings, LLC. In 1997 the joint venture acquired an exclusive license to exploit Arkenol Holdings' technology and related intellectual property to produce ethanol and other chemicals for sale and consumption in certain Asian countries. The joint venture had limited activity in 1998.

SUMMARY OF REVENUE BY PRODUCT LINE

In 1998, the Company's revenue was $60,427,000. The revenue by product line in 1998 is as follows:


Category                                              $000's            Percent
--------                                                --------        -------
Collectible dolls and bears                             $ 39,424          65.2%
Fashion jewelry and accessories                            9,241          15.3%
Fine Jewelry                                              11,762          19.5%
                                                        --------         -----
Total                                                   $ 60,427         100.0%
                                                        ========         =====

MATERIAL CONTRACTS

RICHARD SIMMONS

On February 1, 1999, the Company entered into a License Agreement with Richard Simmons, Inc. to license the name, likeness and trademarks of Richard Simmons. The Company has been granted the exclusive license to manufacture and distribute the line of angel figurines under development with Richard Simmons. The lines of collectible dolls and figurines were introduced at the 1998 International Toy Fair in New York.

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

MARIE, INC.

The Company entered into a License Agreement with Marie, Inc. on April 1, 1993 with respect to the services of Marie Osmond. The material terms of the Agreement provide that the Company will design, develop and manufacture dolls, and such other products as the parties shall agree on, with the approval of Marie, Inc. The Company retains all intellectual property rights to the products unless they contain Marie Osmond's name, and the Company is solely responsible for the costs of manufacturing, distribution, advertising and sales. Marie, Inc. is bound to provide the services of Marie Osmond as the spokesperson for the products, subject to Marie, Inc.'s approval of commentary and production, for a minimum of eight personal appearances per year. The Agreement is for a five-year term, and expired on April 1, 1998. The Company has exercised its option for the renewal of the Agreement for an additional term through April 2003.

TRADEMARKS AND LOGOS

The Company has the right to use the trademark names of the following spokespersons and celebrities currently under contract: Marie Osmond, Annette Funicello, Bob Mackie, Richard Simmons, Gleason, the Honeymooners, Jim Yehl, Nolan Miller, Kenneth Jay Lane, Dennis Basso, Barbara Mandrell, Anushka, and Cicely Tyson. The Company has also been issued trademarks under the following names: American Dairy Dolls, Portraits of Perfection, Baby Kisses, Quick Fox, Hearts in Song, Children of the Great Spirit, Faraway Friends, Artists? Edition, Sweethearts of Summer, Little Bit of Heaven, and Magic Attic Club.

Trademark applications have been filed for: Adorabell, Beauty Bug Ball, Betsy Clark, Bob Mackie Legendary Beauties, Collection of the Masters, Folkbook Friends, Greeting Card Treasures, KL, Knickerbocker, Knickerbocker Direct, Legendary Beauties, Pendant Collection, Pendant Press, Storybook Bears by Knickerbocker, Storybook Dolls by Knickerbocker, Teddy Tales by Annette Funicello and Webbie Debbie.

COMPETITION

The direct marketing business is highly competitive and many of the Company's competitors have substantially greater financial and personnel resources than the Company. The Company believes that its primary competitors in direct marketing are difficult to distinguish because the Company is involved in four types of direct marketing: Television Shopping, Print Media Advertising, Catalogs and Direct Mail. The Company feels, however, that its main competitors are Aston Drake, Hamilton Mint, Franklin Mint, Mattel, the Boyds Bears, and JMAM, Inc. The Company also competes with a wide variety of wholesalers, retailers and other direct marketers.

EMPLOYEES

The Company employs a total of 463 employees.

The Company had 74 full-time employees at its main office in Lake Forest, California as of February 10, 1999, consisting of 5 executives, 25 product development, 4 sales, 14 administrative, 6 customer service, 6 marketing and 14 warehouse employees.

The Company had 28 full-time employees at its Magic Attic Club offices in Portland, Maine as of February 10, 1999, consisting of 1 executive, 21 customer service, general sales and office administrative, and 6 warehouse employees.

The Company has 6 full-time employees at its Krasner Group, Inc. office in New York, New York as of February 10, 1999, consisting of 2 executives and 4 general sales and office administrative employees.

The Company has 48 full-time employees at its Charisma Manufacturing Company, Inc. factory in Central Falls, Rhode Island as of February 10, 1999, consisting of 2 executives, 10 general sales and office administrative and 36 product development, warehouse and factory employees.

The Company has 307 full-time employees at its L.L. Knickerbocker (Thai) Co., Ltd., offices in Bangkok, Thailand as of February 10, 1999. The 307 full-time employees are comprised of 6 executives, 111 general sales and office administrative and 190 factory/warehouse employees.

ITEM 2. PROPERTIES

As of March 15, 1999, the Company had eight principal facilities where it leased or owned an aggregate of 190,500 square feet of space. The location, function and general description of the principal properties owned or leased by the Company are set forth in the table below:

                                                                               SQUARE
LOCATION                            PRINCIPAL FUNCTION                         FOOTAGE          OWNERSHIP
--------                            ------------------                         -------          ---------
         CORPORATE

Lake Forest, CA                     Corporate headquarters, finance,
                                    purchasing, service division
                                    headquarters                                51,000           Leased

         COLLECTIBLE DOLLS AND BEARS

Portland, ME                        Administration, product development,
                                    marketing and warehousing                   40,000           Leased

         COSTUME JEWELRY

New York, NY                        Administration, product development
                                    and marketing                                5,000           Leased

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

ITEM 3.  LEGAL PROCEEDINGS

Plaintiff Michael Elam filed an action in Orange County Superior Court (Case No. 759883) on or about February 16, 1996, against Louis L. Knickerbocker, Tamara Knickerbocker and the Company alleging causes of action for conversion, breach of fiduciary duty, fraud, debitatus assumpsit, intentional interference with contract, constructive trust, breach of oral agreement, specific performance, money had and received, open book account and spoliation of evidence. The plaintiff is seeking money damages and/or shares of stock of the Company ranging between $500,000 and $35,000,000 as a result of prior business affiliations with Mr. Knickerbocker, alleging that the Company is liable as a successor-in-interest for the debts of Mr. Knickerbocker's prior companies, and that Mr. Knickerbocker was obligated to allow the plaintiff to participate in the Company when it was created. The defendants are vigorously opposing the lawsuit. A motion for summary judgment filed in August 1998 eliminated those causes of action claiming an interest in the company's predecessor, Knickerbocker Creations, Ltd. The case is set for trial on May 24, 1999. The Company has made an offer to the plaintiff to settle the litigation in exchange for shares of Pure Energy Corporation held by the Company with a carrying value of $168,000.

The Company's predecessor, Knickerbocker Creations, Ltd., filed an action in the Los Angeles Superior Court in 1991 (Case No. 060405) against Excess, Inc., Beverly Johnson and Alan Johnson. The suit seeks repayment of $157,000, together with pre-judgment interest and lost profits, as a result of defendants' failure to manufacture and ship various clothing goods. A cross-complaint was filed by Beverly Johnson against Knickerbocker Creations, Ltd. and Louis Knickerbocker for $25,000 for commissions allegedly owed to her. The Company became involved in the case in the fall of 1998 when a motion to substitute The L.L. Knickerbocker Company, Inc. as plaintiff and cross-defendant for Knickerbocker Creations, Ltd., an inactive corporation, was granted by the court. The matter is currently set for trial on April 5, 1999.

The Company brought claims against State Street Bank and Trust Company ("State Street") in federal district court in Boston, Massachusetts (Civil Action No. 97-12573-NO, U.S. District Court, D. MA) for conversion, breach of contract, unjust enrichment, a declaratory judgment and violation of Massachusetts General Laws, c. 93A arising from State Street's wrongful retention of 72,188 shares of the Company's common stock after the Company's obligations to State Street under a Settlement Agreement of the prior indebtedness of Georgetown Collection, Inc., a subsidiary acquired in 1996, had been paid in full. The stock retained by State Street had an original value of $617,000. State Street denies liability and brought a counterclaim against the Company for breach of contract and specific performance seeking $102,000 in damages, plus attorneys fees and costs. Discovery is substantially complete, and the final pre-trial conference is scheduled on June 1, 1999.

Finance Authority of Maine, Costal Enterprises, Inc, and the Southern Maine Economic Development District brought claims in federal district court in Portland, Maine (Civil Action No.98-2235-8, U.S. District Court, D. Maine) for breach of contract, indemnification and specific performance arising from the Company's performance under certain settlement documents following the acquisition of the subsidiary, Georgetown Collection, Inc., in 1996. The plaintiffs are seeking an order requiring the Company to purchase 63,030 shares of the Company's stock previously transferred to plaintiffs for $11.50 per share, plus interest and attorneys fees. The Company answered and denied liability on plaintiffs' claims. The plaintiffs moved for summary judgment, and the motion is currently under advisement. No discovery has been conducted and the current scheduling order provides for a trial date in September 1999.

The Company is involved in certain other legal and administrative proceedings and threatened legal and administrative proceedings arising in the normal course of its business. While the outcome of such proceedings and threatened proceedings cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these matters individually or in the aggregate will not have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 8, 1998, the Company held a Special Meeting of Shareholders. The meeting involved (1) the approval of a proposed amendment to the Company's articles of incorporation to authorize the issuance of 10,000,000 shares of preferred stock, and (2) the approval of transactions contemplated by a June 8, 1998 Securities Purchase Agreement, including the issuance by the Company of convertible term debentures. The meeting was adjourned and rescheduled for January 5, 1999.

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

On March 15, 1999, the common stock bid price closed at $.63 per share. The closing bid price of the Company's stock on December 31, 1998 was $.53 per share. The total volume of shares traded during the year ended December 31, 1998 was 37,948,643 shares. As of March 15, 1999, there were 203 holders of record of the Company's common stock.

The following table presents information on the high and low prices per share for the Company's common stock for each fiscal quarter in 1998 and 1997 as reported by the NASDAQ National Market System. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                        1998              1997
                                   --------------    --------------
                                   High $   Low $    High $   Low $
                                   ------   -----    ------   -----
         First Quarter             8.13     4.63     7.75     4.93
         Second Quarter            5.60     2.38     6.62     4.62
         Third Quarter             4.75     1.00     9.00     5.87
         Fourth Quarter            1.50      .44     7.93     5.50

DIVIDENDS

The Company has never paid any dividends on its common stock. The Company intends to retain earnings and capital for use in its business and does not expect to pay any dividends within the foreseeable future. Any payment of cash dividends in the future on the common stock will be dependent on the Company's financial condition, results of operations, current and anticipated cash requirements, plans for expansion, restrictions, if any, under debt obligations, as well as other factors that the Board of Directors deems relevant. The Company's line of credit agreement prohibits the payment of dividends without the prior written consent of the lender.

TRANSFER AGENT AND REGISTRAR

American Securities Transfer, Inc. of Colorado has been appointed and serves as transfer agent and registrar of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data regarding the Company, which is qualified by reference to, and should be read in conjunction with, the consolidated financial statements and notes thereto (see "Index to Consolidated Financial Statements" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations"). The statement of operations and balance sheet data presented below has been derived from the Company's consolidated financial statements. The Company's consolidated financial statements as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 have been audited by Deloitte & Touche LLP, the Company's independent auditors, as indicated in their report, which contains an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern, included elsewhere herein.

                                                                          YEAR ENDED DECEMBER 31,
                                                      --------------------------------------------------------------
                                                        1998         1997         1996           1995          1994
                                                      --------------------------------------------------------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:

Net sales                                             $ 60,427      $68,290      $42,095       $13,140        $7,780
Cost of sales                                           29,383       30,790       21,451         6,327         4,212
                                                      --------------------------------------------------------------
Gross profit                                            31,044       37,500       20,644         6,813         3,568
Operating expenses                                      51,412       39,542       16,794         4,767         2,384
                                                      --------------------------------------------------------------
Operating (loss) income                                (20,368)      (2,042)       3,850         2,046         1,184
Loss on equity method investments                        1,347        1,857          629
Other (income) expense                                     (47)      (3,316)          62          (133)          (53)
Interest expense                                         3,658        4,831        1,205            27            18
                                                      --------------------------------------------------------------
Income (loss) before income taxes                      (25,326)      (5,414)       1,954         2,152         1,219
Minority interest in (loss) income of subsidiary          (274)          10          132
Income tax expense (benefit)                             3,663       (1,047)         450           883           494
                                                      --------------------------------------------------------------
Net (loss) income                                     $(28,715)     $(4,377)     $ 1,372       $ 1,269          $725
                                                      ==============================================================
Net (loss) income per share, diluted                  $  (1.46)     $  (.24)     $   .09       $   .10          $.10
                                                      ==============================================================
Weighted average shares outstanding, diluted            19,630       18,052       16,471        13,280         7,139

BALANCE SHEET DATA:
Working capital (deficit)                             $ (7,785)     $12,496      $15,702       $ 7,847          $289
Total assets                                            38,742       50,961       57,572        11,214         2,202
Total debt                                              18,769       14,008       19,471
Stockholders' equity                                     3,268       24,725       24,263         8,600           607

---------------
(1) The Company's consolidated financial statements include the results of operations of Krasner Group, Inc.; S.L.S. Trading Co., Ltd. and Harlyn International Co., Ltd.; and Georgetown Collection, Inc. since June 18, 1996; July 1, 1996; and October 18, 1996, respectively.

(2) Per share amounts and shares outstanding have been adjusted to reflect a five-for-one stock split effected in August 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Form 10-K.

RESULTS OF OPERATIONS

                                         Year ended December 31,
                                     ------------------------------
                                      1998        1997        1996
                                     -----       -----       ------
     Net Sales                       100.0%      100.0%      100.0%
     Cost of sales                    48.6%       45.1%       51.0%
     Gross profit                     51.4%       54.9%       49.0%
     Operating expenses               85.1%       57.9%       39.9%
     Operating income (loss)         -33.7%       -3.0%        9.1%
     Other (income) expense            8.2%       -4.9%        4.5%
     Net income (loss)               -47.5%       -6.4%        3.3%

Year ended December 31, 1998 compared to year ended December 31, 1997

Net Sales

Net sales decreased to $60,427,000 for the year ended December 31, 1998 from $68,290,000 for the year ended December 31, 1997, a decrease of $7,863,000, or 11.5%. The $7,863,000 decrease in annual net sales was comprised of decreases of $7,986,000 in the Company's non-celebrity, direct response and catalog-driven collectible doll programs and $2,466,000 in the Company's fashion jewelry program, offset by increases in net sales of $1,838,000 in the Company's celebrity-driven collectible doll program and $751,000 in the Company's fine jewelry program. The decrease in non-celebrity collectible doll revenues was primarily attributed to lower than expected response from the Company's catalog mailings and direct response advertisement campaigns, combined with a planned reduction from 1997 in direct response advertising spending in the second half of 1998. The decrease in net sales from the Company's fashion jewelry program was primarily attributed to lower dollar amount orders from the Company's major customer in the home shopping industry, the primary distribution channel for the Company's fashion jewelry. The increase in net sales from celebrity-driven collectible doll programs is due primarily to increased sales from the Company's retail base of customers, an area the Company focused on in the second half of 1998. The increase in fine jewelry sales related to an expanded customer base established by the Company in 1998. The Company continues to assess the potential of sales expansion of existing products through new distribution channels, as well as continuing to develop new product categories.

Gross Profit

Gross profit decreased to $31,044,000 for the year ended December 31, 1998 from $37,500,000 for the year ended December 31, 1997, a decrease of $6,456,000, or 17.2%. As a percentage of net sales, gross profit for the year decreased to 51.4% in 1998 from 54.9% in 1997. The decrease in the gross profit percentage in 1998 from 1997 is due primarily to a change in the sales mix of products sold directly to the consumer, versus products sold by the Company at wholesale prices. In 1998, 44.1% of the Company's sales were directly to the consumer through catalogs and print advertisements, referred to as direct response sales, versus 50.7% in 1997. Direct response sales, as opposed to wholesale, business to business sales, generate higher margins to the Company as the products are sold at retail prices to individual consumers. Therefore, the Company's gross profit percentage will vary depending on the relationship of direct response sales to total sales for the Company during the year. Correspondingly, should the majority of the Company's sales come from fine and costume jewelry sales in any year, the gross profit percentage of the Company will be lower due to lower historical margins associated with jewelry production and sales.

Advertising Expense

Advertising expense increased to $14,196,000 for the year ended December 31, 1998 from $10,926,000 for the year ended December 31, 1997, due primarily to the Company's expansion of its direct response advertising campaigns among more collectible brands in 1998 and its attempt, in early 1998, to aggressively prospect for new customers for its Georgetown Collection non-celebrity collectible doll brand. Additionally, the Company incurred higher advertising costs in 1998 related to the expansion of its retail distribution channel for the Company's products and the write off of approximately $1,643,000 of prepaid advertising and related costs in connection with the revised marketing strategy for the Company's Georgetown and Magic Attic Club brands. Included in advertising expense are advertisement printing costs, catalog printing costs, media space in magazines, and advertisement creative and development costs.

Selling Expense

Selling expense increased to $7,029,000 for the year ended December 31, 1998 from $6,488,000 for the year ended December 31, 1997, an increase of $541,000, or 8.3%. As a percentage of net sales, selling expense increased from 9.5% in 1997 to 11.6% in 1998. The increase in selling expense is due primarily to increases in trade show and commission expenses related to the Company's expansion of its products into the retail distribution channel, offset by lower variable royalty expense attributable to lower revenues in 1998. Selling expenses include royalty expense, commission expense, trade show expenses, and other sales promotion expenses.

General and Administrative Expense

General and administrative expense increased to $27,196,000 for the year ended December 31, 1998 from $22,128,000 for the year ended December 31, 1997, an increase of $5,068,000, or 22.9%. The percentage of revenues represented by these expenses increased from 32.4% in 1997 to 45.0% in 1998. The increase in general and administrative expenses as a percentage of revenues resulted primarily from the 11.5% decrease in the revenue base in 1998 from 1997. The increase in general and administrative expenses was due in part to higher personnel costs due to the addition of members of management, and higher operating costs associated with the Company's new headquarters in California and jewelry facility in Thailand. Included in general and administrative expense in 1998 is approximately $2 million of legal costs incurred in connection with various legal proceedings, of which approximately $1.4 million was incurred in the fourth quarter.

Also included in general and administrative expense in the fourth quarter of 1998 is a $1 million goodwill impairment charge. This charge is the result of the Company's review of the carrying value of goodwill related to the 1996 acquisition of Krasner Group, Inc. Based upon projected undiscounted cash flows of Krasner Group, Inc. over the remaining goodwill amortization period, the Company determined that goodwill aggregating approximately $1 million would not be recoverable.

Restructuring Charge

In the fourth quarter of 1998, the Company recorded a restructuring charge of $2,991,000, related to the consolidation of Georgetown Collection and Magic Attic Club lines (collectively GCI) into the Company's California facility and outsourcing of fulfillment and order processing for these brands. The restructuring charge includes $2,342,000 for write-downs of certain long-lived assets, including goodwill; $500,000 for lease termination payments, net of estimated sub-lease income; and $149,000 for employee severance and termination benefits. The write-down of long-lived assets includes the write-down to estimated fair value of tangible assets to be disposed of ($909,000) and elimination of goodwill associated with the GCI acquisition ($1,433,000) due to nonrecoverability based upon projected undiscounted cash flows over the remaining amortization period.

Loss on Equity Method Investments

Loss on equity method investments decreased to $1,347,000 for the year ended December 31, 1998 from $1,857,000 for the year ended December 31, 1997. The major components of the 1998 loss from equity method investments stem from the Company's 50% interest in Arkenol Asia, LLC and its interest in Pure Energy Corporation, both development-stage corporations. Under the equity method of accounting, the Company recorded loss on equity method investments equal to the investees' net loss multiplied by the Company's ownership percentage. Effective April 1, 1998, the Company discontinued the application of the equity method to its investment in Pure Energy Corporation due to a reduction in ownership interest during 1998. Additionally, during the year ended December 31, 1998, the Company wrote off its investment in Arkenol Asia LLC due to the inactivity of the joint venture.

Other (Income) Expense

Other income decreased to $47,000 for the year ended December 31, 1998 from income of $3,316,000 for the year ended December 31, 1997, a change of $3,269,000. The primary reason for the substantial change from 1997 to 1998 is that the 1997 comparative amount included $1,280,000 of foreign currency gains from transactions of the Company's Thailand operations, compared to foreign currency transaction losses of $333,000 in 1998, due to fluctuations in the Thai baht. Included in other income in 1997 is a net gain of $1,710,000 from the sale of a portion of the Company's interest in Pure Energy Corporation, compared to 1998 net gain on sales of Pure Energy stock of $769,000.

Interest Expense

Interest expense decreased to $3,658,000 for the year ended December 31, 1998 from $4,831,000 for the year ended December 31, 1997, a decrease of $1,173,000, or 24.3%. The decrease occurred primarily as a result of a $1,899,000 noncash restructuring charge and noncash conversion discounts incurred in 1997 associated with the Company's 1996 convertible debenture offering, offset by increased interest charges from the issuance of convertible debentures totaling $5,000,000 and $7,000,000 in September 1997 and June 1998, respectively. Included in interest expense for the year ended December 31, 1998 and 1997, are noncash charges of $2,183,000 and $3,099,000, respectively, that are classified as interest expense. The remaining balance of interest expense includes interest on borrowings from working capital lines of credit, mortgages on buildings owned by the Company, and interest paid in cash on the remaining balance of the September 1996 convertible debentures.

Income Tax Expense (Benefit)

Income tax expense (benefit) changed from an income tax benefit of $1,047,000 in 1997 to income tax expense of $3,663,000 in 1998. The 1998 expense includes $3,451,000 to increase the valuation allowance for deferred tax assets due to recurring tax losses and uncertain future taxable income. The remaining amount of income tax expense includes estimated minimum state taxes payable based on factors other than income and foreign taxes related to profitable Thai operations.

Net Loss

As a result of the foregoing factors, net loss increased to $28,715,000 for the year ended December 31, 1998 from net loss of $4,377,000 for the year ended December 31, 1997, an increase in net loss of $24,338,000.

Year ended December 31, 1997 compared to year ended December 31, 1996

Net Sales

Net sales increased to $68,290,000 for the year ended December 31, 1997 from $42,095,000 for the year ended December 31, 1996, an increase of $26,195,000, or 62.2%. Of the $26,195,000 increase, $22,463,000 was attributable to a full twelve months of 1997 net sales generated by the Georgetown Collection and Magic Attic Club product lines that were acquired in October of 1996. The comparative 1996 year included approximately two and one half months of revenues of the Georgetown Collection and Magic Attic Club lines totaling $12,162,000. The remaining balance of the increase in sales for 1997 of $3,732,000 consists of an increase in fashion jewelry sales of $5,902,000, offset by net decreases in celebrity-driven collectible doll, bear and other consumer products and fine jewelry sales of $2,094,000 and $76,000, respectively. The increases in fashion jewelry sales were primarily attributed to the inclusion of a full twelve months of sales in 1997, versus approximately six months of sales in 1996. The Company acquired the fashion and fine jewelry subsidiaries in June 1996.

Gross Profit

Gross profit increased to $37,500,000 for the year ended December 31, 1997 from $20,644,000 for the year ended December 31, 1996, an increase of $16,856,000, or 81.7%. As a percentage of net sales, gross profit increased to 54.9% in 1997 from 49.0% in 1996. The improvement of 5.9% in gross profit as a percentage of net sales was primarily attributable to the inclusion in 1997 of a full year of activity of Georgetown Collection and Magic Attic Club lines. The gross profit margins generated by the collectible doll sales of Georgetown Collection and the Magic Attic Club lines were 67.6% during 1997, while the Company's fashion and fine jewelry lines generated gross profit margins of approximately 40% in 1997. The net sales generated by the Georgetown Collection and Magic Attic Club lines, which are distributed through catalogs, print advertisements and direct mail aimed at consumers, will result in higher gross margins than the Company's historical margins. Approximately one half of the Company's net sales, excluding the portion contributed by Georgetown Collection and Magic Attic Club lines, come from wholesale sales that typically carry lower gross margins than do retail sales. Therefore, the Company's gross profit percentage will vary depending on the volume of catalog, print advertisement, and direct response sales in any particular quarter. Correspondingly, should the majority of the Company's sales come from fine and costume jewelry sales in any period, the Company's gross profit percentage will be lower due to lower historical margins associated with wholesale jewelry sales. In the future, the Company expects its direct response sales to make up a large percentage of its annual sales.

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

Selling Expense

Selling expense increased to $6,488,000 for the year ended December 31, 1998 from $3,514,000 for the year ended December 31, 1997, an increase of $2,974,000, or 84.6%. As a percentage of net sales, selling expense increased from 8.3% in 1996 to 9.5% in 1997. Selling expenses include royalty expense, commission expense, trade show expenses and other sales promotion expenses.

General and Administrative Expense

Total selling, general and administrative expenses increased to $28,616,000 for the year ended December 31, 1997 from $11,912,000 for the year ended December 31, 1996, an increase of $16,704,000, or 140.2%. The $16,704,000 increase is primarily due to the inclusion of a full year of activity in 1997 from the Company's 1996 acquisitions of the Georgetown Collection and Magic Attic Club product lines and fashion and fine jewelry lines. All of the acquisitions were completed in the second half of 1996. Therefore, the 1996 comparative base did not include a full year of activity of the entities, which were included in 1997. As a result of the acquisitions completed in 1996, $661,000 of goodwill amortization is included in 1997 selling, general and administrative expenses. The Company also experienced increases in overhead costs such as higher personnel costs, higher legal and public relations costs and higher operating costs associated with the Company's new headquarters in California and its jewelry facility in Thailand. In addition, the Company has incurred higher travel and lodging costs due to its expansion of operations into southeast Asia. The percentage of revenues represented by selling, general and administrative expenses increased from 28.3% in 1996 to 41.9% in 1997. The Company also incurs general and administrative expenses in connection with overseeing its investment division that includes investments in Pure Energy Corporation, Ontro, Inc., and Arkenol Asia, Inc.

Loss on Equity Method Investments

Loss on equity method investments increased to $1,857,000 in 1997 from $629,000 in 1996, an increase of $1,228,000. Equity in loss of investee companies represents the Company's percentage share of losses, accounted for under the equity method of accounting, incurred by entities in which the Company has a greater than 20% percentage ownership, and has the ability to influence the business decisions of the investee companies.

Other (Income) Expense

Other (income) expense increased to income of $3,316,000 for the year ended December 31, 1997 from expense of $62,000 for the year ended December 31, 1997, an increase of $3,378,000. The increase of $3,378,000 is primarily comprised of $1,280,000 of net gains realized by Thailand-based subsidiaries in foreign currency exchanges, $1,710,000 gain on the sale of shares in Pure Energy Corporation, an investment held by the Company, offset by losses on infomercial marketing joint ventures.

Interest Expense

Interest expense increased to $4,831,000 for the year ended December 31, 1997 from $1,205,000 for the year ended December 31, 1996, an increase of $3,626,000. Included in the $4,831,000 of 1997 interest expense is $3,099,000 of noncash charges in the form of noncash conversion discounts associated with the Company's convertible debenture financings which occurred in September of 1996 and 1997, and a restructuring charge of $1,899,000 in February of 1997 incurred to refinance the remaining convertible debenture completed in the September 1996 offering. The noncash conversion discount of 10% on conversions of convertible debt into common stock is charged as interest expense. The total conversion discount charged as interest expense in 1997 totaled $644,000. The remaining balance of interest expense includes $1,732,000 of interest on borrowings from working capital lines of credit, mortgages on buildings owned by the Company, and interest paid in cash on the remaining balance of the September 1996 convertible debentures.

Net Income (Loss)

As a result of the above, net loss increased to $4,377,000 for the year ended December 31, 1997 from net income of $1,372,000 for the year ended December 31, 1996, a decrease of $5,748,000. The Company's Thailand-based fine jewelry operations enjoy lower operating costs and overhead and thus generate a higher percentage of operating income relative to sales than do the Company's domestic operations. The savings in labor pool and overhead is accomplished by its location in southeast Asia, where labor and operating costs are typically less expensive than in the United States.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations from internally generated cash flow, short-term borrowings and equity financings. As of December 31, 1998 the Company had negative working capital of $7,785,000. Working capital decreased from $12,496,000 at December 31, 1997.

Throughout 1998, the Company has continued to invest most of its available funds generated from operations and raised in its convertible debenture financing by capitalizing subsidiaries, purchasing inventory for seasonal needs and developing new product categories.

The Company has available to use for working capital purposes and to post letters of credit, a line of credit totaling $15,000,000, subject to certain limits. The line of credit encompasses The L.L. Knickerbocker Co., Inc. (LLK), Georgetown Collection, Inc. (GCI) and Krasner Group, Inc. (TKG) and expires in July 1999. Certain credit limits are established for each company. The credit limits are $5,000,000 for LLK, $7,000,000 for GCI and $3,000,000 for TKG.
Borrowing availability is determined by an advance rate on eligible accounts receivable and inventory. The line of credit includes sublimits for letters of credit and bankers acceptances aggregating $7,000,000, $5,000,000 and $3,000,000 for GCI, LLK and TKG, respectively. Borrowings bear interest at the bank's base rate (7.75% at December 31, 1998) plus 2% for GCI and TKG borrowings and plus 1% for LLK borrowings or, at the Company's option, an adjusted LIBOR rate. In addition, the Company is charged an Unused Line fee of .25% of the unused portion of the revolving loans.

At December 31, 1998, the Company had $4,324,000 of cash borrowings outstanding. Borrowings are collateralized by substantially all assets of the Company. The line of credit agreement contains, among other things, restrictive financial covenants, which require the Company to maintain certain leverage and current ratios (computed annually and quarterly), an interest coverage ratio (computed annually) and to achieve certain levels of annual income. The agreement also limits GCI annual capital expenditures and prohibits the payment of dividends. At December 31, 1998, the Company was not in compliance with certain of these covenants. As a result of noncompliance under the terms of the line of credit agreement, the lender has the right to demand immediate repayment of the outstanding balance. Absent the rights of the lender due to non-compliance, available borrowings under the line of credit aggregated $1,997,000 at December 31, 1998. The two-year term of the line of credit is expiring in July 1999, which, at expiration will need to either be paid off in full or renewed. The Company currently does not have sufficient funds to pay off the line of credit should the facility not be renewed. The Company believes that the facility will be renewed, but no assurances can be made that the Company will be successful in renewing the line of credit.

The Company is in the process of expanding distribution and product categories and is limited in its ability to borrow on the $15,000,000 credit facility based upon current levels of inventory and receivables. As a result of the limitations on the usage of the $15,000,000 credit facility, the Company has looked to outside financing to supplement the credit facility, completing a $7,000,000 convertible debenture offering in a private placement to institutional investors in June 1998 (the 1998 Debentures). The 1998 Debentures were subject to an agreement whereby after approval by the shareholders of the Company of the issuance of the 1998 Debentures and the creation of a class of Preferred Stock of the Company, the 1998 Debentures would be exchanged for shares of newly created Preferred Stock of the Company, the terms of which would be substantially similar to that of the 1998 Debentures. The Preferred Stock would be convertible into shares of common stock of the Company at the lower of $4.02 or a graduated discounted price ranging from 97% to 90% of an average of the 7 lowest trading days of the 30 consecutive trading days prior to conversion. The discounted price of 90% would have applied if the investor did not convert prior to the two-year anniversary of the closing date. Citing the decline in the Company's stock price, the holders of the 1998 Debentures chose not to complete the exchange into Preferred Stock. As a result, under the terms of the agreements related to the 1998 Debentures (the Agreements), the 1998 Debentures matured on December 28, 1998. The Company has received a demand for payment from one of the holders of the 1998 Debentures and currently does not have sufficient funds to pay off the balance. The Company is negotiating with the holders of the 1998 Debentures to extend the note, but no assurances can be made that the Company will be successful in the negotiations. As a result, the Company has reflected the 1998 Debentures as a current liability in the accompanying financial statements.

Cash flow used in operations was $6,324,000 in 1998 compared to $1,612,000 in 1997. The increase in cash used in operations was due primarily to the increase in operating loss for the year ended December 31, 1998, offset by certain noncash items included in operating loss such as depreciation and amortization, a write-down of a deferred tax asset, a restructuring charge, a goodwill impairment charge and amortization of debt discount associated with convertible debenture financings. The cash items impacting cash flow from operations was a $4,741,000 reduction in the Company's prepaid advertising account and a $5,032,000 increase in the Company's accounts payable and accrued expenses.

Cash flow used in investing activities was $993,000 for the year ended December 31, 1998, primarily related to acquisitions of property and equipment and advances to Arkenol Asia, LLC, a joint venture in which the Company has a 50% interest, offset by proceeds from the sale of investments. Cash flow provided by financing activities was $6,697,000 in 1998 due primarily to borrowings on the $15,000,000 credit facility and net proceeds from the convertible debenture offering completed in June 1998. The current ratio for the Company decreased from 1.88 at December 31, 1997 to (.76) at December 31, 1998.

The Company believes it will be necessary to raise additional funds from additional debt or equity financing or asset sales, to sustain its operations. There can be no assurance that the Company will be successful in raising such funds on terms acceptable to it, or at all. The Company's future success is dependent upon raising additional financing to provide for the necessary operations of the Company and to repay existing financing, as necessary. If the Company is unable to obtain additional financing, there would be a material adverse effect on the Company's business, financial position and results of operations.

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

INFLATION

The Company does not believe that inflation has had a material effect on the results of operations in the recent past. There can be no assurance that the Company's business will not be affected by inflation in the future.

YEAR 2000 READINESS DISCLOSURE

The Company has undertaken a Year 2000 Compliance Project ("Y2K Project") that is designed to ensure that the Company can effectively conduct business beyond January 1, 2000, and that disruption from December 31, 1999 to January 1, 2000 is minimized. Although no assurances can be given regarding the result of the Year 2000 event itself, major components of the Company's Y2K Project are expected to be completed by the end of the third quarter of fiscal 1999.

The Company's Y2K Plan addresses reporting compliance and legal concerns and contains various phases, including evaluation of systems, planning for system fixes, implementation of system fixes, development of contingency plans, and testing of system fixes. The Company has completed the evaluation phase related to internal systems and is in the process of evaluating the state of readiness of its major suppliers and customers. The planning phase for fixing internal systems is completed, and currently the Company is implementing and testing system fixes. The Company's main accounting system software, including general ledger, accounts receivable and accounts payable modules, and related hardware have been upgraded. Such software has been certified as Y2K compliant, and the related hardware and operating system software has been warranted as Y2K compliant. The components of the Company's LAN-based software and hardware that require upgrading should be upgraded and tested through the first three quarters of fiscal 1999.

The Company outsources its fulfillment and warehousing functions related to its direct response businesses to an independent provider of such services. The independent provider has warranted that it is actively taking steps so that its hardware, software and data feeds, and other machinery and equipment, which consider and process date-related information, will continue to function properly after January 1, 2000. The independent provider has, among other things, (i) taken an inventory of its hardware, software, and data feeds, and applicable machinery and equipment, (ii) has adopted a testing and remediation plan, (iii) is currently in progress regarding such testing and remediation for application software, operating system software, embedded chips and firmware.

The Company is assessing the state of readiness of its major suppliers and customers through written inquiry and evaluation of responses. The Company intends to follow up with those suppliers or customers that indicate material problems. Alternate suppliers or service providers will be identified for those whose responses indicate an unusually high risk of a Y2K problem. The Company's evaluation of business processes that are not related to information systems, and the development of contingency plans where such evaluation identifies a high risk of a Y2K problem should be completed by the third quarter of fiscal 1999.

The main risks of the Company's Y2K Project are the uncertainties as to whether the Company's suppliers can continue to perform their services for the Company uninterrupted by the Y2K event, and whether the Company's customers can continue to operate their business uninterrupted by the Y2K event. Although the state of readiness of the Company's suppliers and customers will be monitored and evaluated, and contingency plans will be developed, no assurances can be given as to the eventual state of readiness of the Company's suppliers and/or customers. Nor can any assurance be given as to eventual effectiveness of the Company's contingency plans.

When the Company's systems were upgraded as part of its Y2K Project, other improvements to the Company's system were made. The cost of the Company's Y2K Project, including such system upgrades, is estimated to be approximately $10,000 through December 31, 1998 with $5,000 expected to be incurred in fiscal 1999.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement further requires that an entity display an amount representing total comprehensive income for the period in that financial statement. This Statement also requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The Company adopted SFAS No. 130 in the first quarter of 1998. The adoption of SFAS No. 130 required additional disclosures in the consolidated financial statements but did not have a material effect on the Company's financial position, results of operations or liquidity.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement requires reporting segment profit or loss, certain specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts reported in the consolidated financial statements. Restatement of comparative information for earlier periods presented is required in the initial year of application, at which time comparative information is required. The Company adopted SFAS No. 131 beginning with this annual report. The adoption of SFAS No. 131 required additional disclosures in the consolidated financial statements but did not have a material effect on the Company's financial position, results of operations or liquidity.

FORWARD-LOOKING STATEMENTS

When used in this document, the words "believes," "anticipates," "expects" and similar expressions are intended to identify in certain circumstances forward-looking statements. Such statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected, including risks related to the dependence on sales to QVC; the acceptance in the marketplace of new products; the ability to source raw materials at prices favorable to the Company; currency fluctuations; and other risks outlined in the Company's previously filed public documents, copies of which may be obtained without cost from the Company. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such statements. The Company also undertakes no obligation to update these forward-looking statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Index to Consolidated Financial Statements" for a listing of the consolidated financial statements submitted as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this item is incorporated by reference from the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this item is incorporated by reference from the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this item is incorporated by reference from the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item is incorporated by reference from the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) See page 29 for a listing of financial statements submitted as part of this report.

(a)(2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are shown in the financial statements in Schedule II.

(a)(3)   The following exhibits are included in this report:

Exhibit
Number                     Description
-------                    -----------
  3.1 Articles of Incorporation of International Beauty Supply, Ltd. ("IBS") dated July 11, 1985.(1)

  3.2   Amendment to Articles of Incorporation of IBS dated May 24, 1993.(1)

  3.3 Certificate of Amendment to Articles of Incorporation of The L. L. Knickerbocker Company Inc. (the "Company") dated June 20, 1994.(1)

  3.4 Certificate of Amendment to Articles of Incorporation of the Company dated September 27, 1994.(1)

  3.5   Bylaws of the Company.(2)

  4.1 Qualified Stock Option Plan adopted by the Company on September 27, 1994, along with form of Stock Option Agreement.(3)

Exhibit
Number                     Description
-------                    -----------
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

 10.1   Employment Agreement, dated July 1, 1996, between the Company and Louis
        L. Knickerbocker.(10)

 10.2 Employment Agreement, dated July 1, 1996, between the Company and Tamara Knickerbocker.(10)

 10.3 Employment Agreement, dated July 1, 1996, between the Company and Anthony P. Shutts.(10)

 10.4 Employment Agreement, dated April 1, 1997, between the Company and William R. Black.(11)

 10.5 Agreement between Marie, Inc. and the Company dated April 1, 1993 re the services of Marie Osmond in the design, production, and sale of products and licensing to the Company of the use of Marie Osmond's name in conjunction with the Company's products.(3)

 10.6 Agreement between Bob Mackie (US), Inc. and the Company dated May 1, 1994 re the services of Bob Mackie in the design, production and sale of products and licensing to the Company of the use of Bob Mackie's name in conjunction with the Company's products. (3)

 10.7 Agreement between Cello, Inc. and the Company dated May 13, 1994 re services of Annette Funicello in the design, development, manufacture and the sale of products, with Acceptance by Annette Funicello and Cancellation of Prior Agreement dated October 30, 1991 between Cello, Inc. and Creations.(3)

 10.8 Lease Agreement between the Company and Security Capital Industrial Trust for 25800 Commercentre Drive, Lake Forest, CA dated February 15, 1995.(2)

 10.9 Agreement between the Company and Grant King International Co., Ltd., dated November 28, 1995 re the acquisition of 49% of the issued and outstanding stock of Grant King International Co., Ltd. (5)

 10.10 Agreement between the Company and Grant King Design Co., Ltd., dated November 27, 1995 re the distribution of the jewelry products of Grant King Design Co., Ltd. (5)

 10.11 Agreement of Purchase and Sale of the Capital Stock of Pure Energy Corporation between the Company and Pure Energy Corporation, dated February 7, 1996 re the acquisition of 40% of the issued and outstanding capital stock of Pure Energy Corporation. (5)

 10.12 Letter of intent between Pure Energy Corporation and Biofine, Inc., dated March 3, 1996 re the licensing of the patents of Biofine, Inc. (5)

 10.13 License Agreement between the Company and SIM-GT Licensing Corp., dated May 1, 1995 re the licensing of the name, likeness and trademarks of Richard Simmons. (5)

 10.14 Employment Agreement, dated April 1, 1998, between the Company and Robert L. West, Jr. (12)

 10.15 Agreement of Purchase and Sale of the Capital Stock of Krasner Group, Inc., dated June 15, 1996 re the acquisition of 100% of the issued and outstanding capital stock of Krasner Group,. (7)

 10.16 Stock Purchase Agreement dated September 30, 1996, by and among Harlyn Products, Inc., Harlyn International Co., Ltd. and the Company.(6)

Exhibit
Number                     Description
-------                    -----------
 10.17 First Amendment to Stock Purchase Agreement dated October 15, 1996, by and among Harlyn Products, Inc., Harlyn International Company, Ltd. and the Company.(6)

 10.18 Second Amendment to Stock Purchase Agreement dated November 7, 1996, by and among Harlyn Products, Inc., Harlyn International Company, Ltd. and the Company.(6)

 10.19 Agreement of Purchase and Sale of the Capital Stock of Self Heating Container, Inc., dated September 17, 1996 by and between Self Heating Container Corporation of California and the Company(10)

 10.20 Agreement of Purchase and Sale of the Capital Stock of Insta-Heat, Inc., dated September 17, 1996, by and between Insta-Heat, Inc. and the Company.(10)

 10.21 Agreement of Purchase and Sale of the Capital Stock of Georgetown Collection, Inc., dated November 20, 1996, by and between Consumer Venture Partners I, L.P., Vermont Capital Venture Fund, North Atlantic Venture Fund, Merchant Partners and the Company.(8)

 10.22  Form of Private Securities Subscription Agreement.(6)

 10.23  Form of Registration Rights Agreement.(6)

 21.1   Subsidiaries of Registrant.(11)

 23.0   Consent of Deloitte & Touche LLP, independent auditors. (12)

 27.0   Financial Data Schedule (12)

-----------------------
  (1) Filed as part of Exhibit 3.1 to The L. L. Knickerbocker Co., Inc. Form SB-2 Registration Statement No. 33-85230-LA as filed with the Securities and Exchange Commission on or about October 13, 1994.

  (2) Filed as an exhibit to the L. L. Knickerbocker Co., Inc. Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on or about March 29, 1995.

  (3) Filed as an Exhibit to The L. L. Knickerbocker Co., Inc. Form SB-2 Registration Statement No. 33-85230-LA as filed with the Securities and Exchange Commission on or about October 13, 1994.

  (4) Filed as Exhibit to The L. L. Knickerbocker Co., Inc. report on Form 8-K filed with the Securities and Exchange Commission on or about March 21, 1995.

  (5) Filed as an exhibit to The L. L. Knickerbocker Co., Inc. Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on or about April 15, 1996.

  (6) Filed as an Exhibit to The L. L. Knickerbocker Co., Inc. Form 10-QSB/A as filed with the Securities & Exchange Commission on or about November 27, 1996.

  (7) Filed as Exhibit to The L. L. Knickerbocker Co., Inc. report on Form 8-K filed with the Securities and Exchange Commission on or about July 3, 1996.

  (8) Filed as Exhibit to The L. L. Knickerbocker Co., Inc. report on Form 8-K filed with the Securities and Exchange Commission on or about December 5, 1996.

  (9) Filed as an exhibit to The L. L. Knickerbocker Co., Inc. Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on or about April 15, 1997.

 (10) Filed as an exhibit to The L. L. Knickerbocker Co., Inc. Amended Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on or about August 15, 1997.

 (11) Filed as an exhibit to the L.L. Knickerbocker Co., Inc. Form 10-KSB filed with the Securities and Exchange Commission on or about March 31, 1998.

 (12)   Filed herewith.

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the fourth quarter of 1998.

(c) See (a)(2) above for a listing of the exhibits included as a part of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             The L. L. Knickerbocker Co., Inc.
                                             (Registrant)


Date: April 14, 1999                         By: /s/ Louis L. Knickerbocker
                                                 -------------------------------
                                                     Louis L. Knickerbocker
                                                     Chief Executive Officer

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


            Signature                            Title                                      Date
            ---------                            -----                                      ----
   /s/ Louis L. Knickerbocker           Chief Executive Officer,                         April 14, 1999
----------------------------------      President and Chairman
       Louis L. Knickerbocker           (Principal Executive Officer)


     /s/ Anthony P. Shutts              Chief Financial Officer                          April 14, 1999
----------------------------------      and Director
         Anthony P. Shutts              (Principal Financial and Accounting Officer)


     /s/ Robert L. West, Jr.            Chief Operating Officer                          April 14, 1999
----------------------------------
         Robert L. West, Jr.


     /s/ Tamara Knickerbocker           Executive Vice President and Director            April 14, 1999
----------------------------------
        Tamara Knickerbocker


      /s/ Gerald A. Margolis            Director                                         April 14, 1999
----------------------------------
          Gerald A. Margolis


    /s/ F. Rene Alvarez, Jr.            Director                                         April 14, 1999
----------------------------------
        F. Rene Alarez, Jr.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Independent Auditors' Report                                                 30

Consolidated Balance Sheets as of December 31, 1998 and 1997                 31

Consolidated Statements of Operations for the Years Ended
   December 31, 1998, 1997 and 1996                                          32

Consolidated Statements of Comprehensive Income/Loss for the
   Years Ended December 31, 1998, 1997 and 1996                              33

Consolidated Statements of Stockholders' Equity for the
   Years Ended December 31, 1998, 1997 and 1996                              34

Consolidated Statements of Cash Flows for the
   Years Ended December 31, 1998, 1997 and 1996                              36

Notes to Consolidated Financial Statements                                   38

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of The L.L. Knickerbocker Co., Inc.:


We have audited the accompanying consolidated balance sheets of The L.L. Knickerbocker Co., Inc. and subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income/loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The L.L. Knickerbocker Co., Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, certain conditions exist, including the Company's non-compliance with terms of certain of its debt agreements, recurring operating losses and negative working capital position, which raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 12 to the consolidated financial statements, the Company is a party to litigation and threatened litigation relating to several matters.


/s/ DELOITTE & TOUCHE LLP


March 31, 1999
Costa Mesa, California

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1998 AND 1997


                                                                          1998               1997
                                                                     ------------       ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                            $    199,000       $     92,000
Restricted cash (Note 1)                                                  310,000            250,000
Accounts receivable, less allowance for doubtful accounts of
   $658,000 (1998) and $669,000 (1997)                                  8,365,000          8,021,000
Inventories (Note 5)                                                   10,989,000         10,851,000
Prepaid expenses and other current assets, including $1,188,000
   (1998) and $4,155,000 (1997) of prepaid advertising                  2,745,000          7,486,000
Notes receivable (Note 8)                                               1,800,000
                                                                     ------------       ------------
          Total current assets                                         24,408,000         26,700,000

PROPERTY AND EQUIPMENT, net (Note 6)                                    4,970,000          5,537,000
NOTES RECEIVABLE (Note 8)                                                                  1,800,000
RECEIVABLE FROM STOCKHOLDER (Note 7)                                    1,072,000          1,383,000
INVESTMENTS (Note 8)                                                    3,541,000          2,585,000
GOODWILL, net of accumulated amortization of $1,395,000
   (1998) and $971,000 (1997)                                           3,409,000          6,393,000
DEFERRED INCOME TAXES (Note 15)                                                            4,215,000
OTHER ASSETS                                                            1,342,000          2,348,000
                                                                     ------------       ------------
                                                                     $ 38,742,000       $ 50,961,000
                                                                     ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                     $  9,461,000       $  5,943,000
Accrued expenses                                                        3,080,000          2,028,000
Notes payable (Note 9)                                                  4,324,000          3,650,000
Commissions and royalties payable                                       1,368,000            751,000
Interest payable                                                          595,000            270,000
Current portion of long-term debt (Note 13)                               215,000            242,000
Income taxes payable                                                      279,000            123,000
Loan from stockholder (Note 7)                                                               248,000
Due to former shareholders of Krasner Group, Inc. (Note 3)                280,000            900,000
Deferred gain (Note 8)                                                  1,642,000
Deferred income taxes (Note 15)                                                               49,000
Convertible debentures, net of discount of $491,000  (Note 10)         10,949,000
                                                                     ------------       ------------
          Total current liabilities                                    32,193,000         14,204,000

LONG-TERM DEBT, less current portion (Note 13)                            541,000            661,000
CONVERTIBLE DEBENTURES, net of discount of $110,000 (1998) and
   $444,000 (1997) (Note 10)                                            2,740,000          9,455,000
DEFERRED GAIN (Note 8)                                                                     1,642,000
                                                                     ------------       ------------
          Total long-term liabilities                                   3,281,000         11,758,000

MINORITY INTEREST (Note 1)                                                                   274,000
COMMITMENTS AND CONTINGENCIES (Notes 9 and 12)

STOCKHOLDERS' EQUITY (Note 11):
Common stock, no par value, authorized shares-100,000,000;
   issued and outstanding shares - 20,659,309 (1998) and
   18,754,693 (1997), stated at                                        30,757,000         27,282,000
Additional paid-in capital                                              6,112,000          3,904,000
Accumulated deficit                                                   (29,945,000)        (1,230,000)
Accumulated other comprehensive loss                                   (3,656,000)        (5,231,000)
                                                                     ------------       ------------
          Total stockholders' equity                                    3,268,000         24,725,000
                                                                     ------------       ------------
                                                                     $ 38,742,000       $ 50,961,000
                                                                     ============       ============

 See Independent Auditors' Report and Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                   1998               1997                1996
                                                               ------------       ------------       ------------
Net sales                                                      $ 60,427,000       $ 68,290,000       $ 42,095,000
Cost of sales                                                    29,383,000         30,790,000         21,451,000
                                                               ------------       ------------       ------------
Gross profit                                                     31,044,000         37,500,000         20,644,000
Advertising expense                                              14,196,000         10,926,000          4,882,000
Selling expense                                                   7,029,000          6,488,000          3,514,000
General and administrative expense                               27,196,000         22,128,000          8,398,000
Restructuring charge (Note 4)                                     2,991,000
                                                               ------------       ------------       ------------

Operating income (loss)                                         (20,368,000)        (2,042,000)         3,850,000
Loss on equity method investments                                 1,347,000          1,857,000            629,000
Other (income) expense, net                                         (47,000)        (3,316,000)            62,000
Interest expense  (Notes 9 and 10)                                3,658,000          4,831,000          1,205,000
                                                               ------------       ------------       ------------
Income (loss) before minority interest
  and income tax expense (benefit)                              (25,326,000)        (5,414,000)         1,954,000
Minority interest in income (loss) of subsidiary (Note 1)          (274,000)            10,000            132,000
Income tax expense (benefit)                                      3,663,000         (1,047,000)           450,000
                                                               ------------       ------------       ------------
Net income (loss)                                              $(28,715,000)      $ (4,377,000)      $  1,372,000
                                                               ============       ============       ============

Net income (loss) per share:
  Basic                                                        $      (1.46)      $      (0.24)      $       0.09
                                                               ============       ============       ============
  Diluted                                                      $      (1.46)      $      (0.24)      $       0.09
                                                               ============       ============       ============

Shares used in computing net income (loss) per share:
  Basic                                                          19,630,175         18,052,081         14,713,903
                                                               ============       ============       ============
  Diluted                                                        19,630,175         18,052,081         16,470,624
                                                               ============       ============       ============

See Independent Auditors' Report and Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                    1998               1997               1996
                                                ------------       ------------       ------------
Net income (loss)                               $(28,715,000)      $ (4,377,000)      $  1,372,000

Other comprehensive income (loss):
  Foreign currency translation adjustments         1,575,000         (5,247,000)            16,000
                                                ------------       ------------       ------------
Comprehensive income (loss)                     $(27,140,000)      $ (9,624,000)      $  1,388,000
                                                ============       ============       ============


 See IndependentAuditors' Report and Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                           Retained      Accumulated
                                                         Common Stock       Additional     earnings         other
                                                --------------------------    paid-in    (Accumulated   comprehensive
                                                  Shares          Amount      capital       deficit)    income (loss)     Total
                                                ----------     -----------  ----------   ------------   -------------  -----------
BALANCE, January 1, 1996                        13,752,285     $ 6,575,000  $  250,000    $ 1,775,000     $     --     $ 8,600,000

Exercise of stock warrants                         687,472       1,176,000                                               1,176,000
Exercise of stock options                          885,514         728,000                                                 728,000
Exercise of stock options in connection
 with Krasner Group, Inc. acquisition
 (Note 3)                                           62,090         903,000    (427,000)                                    476,000
Issuance of common stock pursuant to
 Krasner Group, Inc. acquisition
 (Note 3)                                           85,162         516,000                                                 516,000
Issuance of common stock in connection
 with convertible debentures (Note 10)             282,824       1,505,000     (81,000)                                  1,424,000
Issuance of stock purchase warrants
 pursuant to investment in Pure Energy
 Corporation (Note 11)                                                       1,875,000                                   1,875,000
Issuance of stock purchase warrants
  pursuant to S.L.S. Trading Co., Ltd.
  acquisition (Note 3)                                                         405,000                                     405,000
Issuance of stock purchase warrants
 pursuant to Krasner Group, Inc.
 acquisition (Note 3)                                                        1,674,000                                   1,674,000
Issuance of common stock pursuant to
 Georgetown Collection, Inc. acquisition
 (Note 3)                                          196,377       1,679,000                                               1,679,000
Issuance of stock purchase warrants in
  connection with convertible debenture
  offering (Note 10)                                                           233,000                                     233,000
Discount on convertible debenture offering
   (Note 10)                                                                 2,735,000                                   2,735,000
Tax benefit related to exercise of stock
   options (Note 15)                                                         1,354,000                                   1,354,000
Foreign currency translation gain                                                                             16,000        16,000
Net income                                                                                  1,372,000                    1,372,000
                                               ------------------------------------------------------------------------------------

BALANCE, December 31, 1996                      15,951,724      13,082,000   8,018,000      3,147,000         16,000    24,263,000

Exercise of stock options                          431,250         513,000                                                 513,000
Exercise of stock warrants                         317,237         280,000                                                 280,000
Issuance of common stock in connection
 with Krasner Group, Inc. acquisition
 (Note 3)                                          243,606       1,253,000                                               1,253,000
Issuance of common stock in connection
 with convertible debentures (Note 10)           1,620,350      11,262,000                                              11,262,000
Exchange of stock warrants for
  common stock (Notes 3 and 11)                    190,526         892,000    (892,000)                                         --
Cancellation of stock warrants in
 connection with sale of partial interest
 in Pure Energy Corporation (Note 8)                                        (1,874,000)                                 (1,874,000)
Issuance of stock purchase warrants in
 connection with convertible debenture
 offering (Note 10)                                                            434,000                                     434,000
Discount on convertible debenture
 offering (Note 10)                                                         (1,782,000)                                 (1,782,000)
Foreign currency translation loss                                                                         (5,247,000)   (5,247,000)
Net loss                                                                                   (4,377,000)                  (4,377,000)
                                               ------------------------------------------------------------------------------------
BALANCE, December 31, 1997                      18,754,693      27,282,000   3,904,000     (1,230,000)    (5,231,000)   24,725,000

See Independent Auditors' Report and Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (CONTINUED)

                                                                                            Retained      Accumulated
                                                         Common Stock       Additional      earnings         other
                                                -------------------------    paid-in      (Accumulated   comprehensive
                                                  Shares         Amount      capital         deficit)    income(loss)      Total
                                                ----------   ------------  -----------    -------------  -------------  -----------
BALANCE, December 31, 1997                      18,754,693   $ 27,282,000  $ 3,904,000    $ (1,230,000)  $ (5,231,000)   24,725,000

Cashless exercise of stock options                  72,364             --                                                        --
Cancelation of sahres received in
  payment of receivable from shareholder          (200,000)      (150,000)                                                 (150,000)
Issuance of stock options to nonemployee                                         5,000                                        5,000
Issuance of common stock in connection with
 Krasner Group, Inc. acquisition (Note 3)          394,389        620,000                                                   620,000
Issuance of common stock in connection
 with Georgetown Collection, Inc.
 acquisition (Note 3)                              250,000        258,000                                                   258,000
Issuance of common stock in connection with
 convertible debentures (Note 10)                1,387,863      2,747,000     (268,000)                                   2,479,000
Issuance of stock purchase warrants in
 connection with convertible debentures
 (Note 10)                                                                     228,000                                      228,000
Discount on convertible
 debenture offering (Note 10)                                                1,170,000                                    1,170,000
Increase as a result of Ontro, Inc.'s
 sale of stock, net of income taxes
 (Note 8)                                                                    1,073,000                                    1,073,000
Foreign currency translation gain                                                                           1,575,000     1,575,000
Net loss                                                                                   (28,715,000)                 (28,715,000)
                                                ------------------------------------------------------------------------------------
BALANCE, December 31, 1998                      20,659,309   $ 30,757,000  $ 6,112,000    $(29,945,000)  $ (3,656,000)  $ 3,268,000
                                                ====================================================================================

See Independent Auditors' Report and Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                  1998               1997               1996
                                                              ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                             $(28,715,000)      $ (4,377,000)      $  1,372,000
Adjustments to reconcile net (loss) income to net cash
  (used in) provided by operating activities:
  Depreciation and amortization                                  3,056,000          2,727,000            833,000
  Expense related to issuance of stock options, warrants
    and common stock                                               491,000                 --                 --
  Debenture inducement                                                  --          1,899,000                 --
  Deferred income taxes                                          3,451,000         (1,095,000)          (184,000)
  Amortization of deferred revenue                                      --                 --            (95,000)
  Loss on investment                                                    --             78,000            238,000
  Gain on sale of investment                                      (769,000)        (1,710,000)                --
  Loss on equity method investments                              1,347,000          1,857,000            629,000
  Loss on disposition of joint venture                                  --            302,000                 --
  Loss on disposition of fixed assets                              290,000                 --                 --
  Restructuring charge                                           2,342,000                 --                 --
  Goodwill impairment                                            1,000,000                 --                 --
  Minority interest                                               (274,000)            10,000            132,000
  Amortization of debt discount                                  1,005,000            644,000            391,000
Changes in operating accounts, net of effect of
    acquisitions:
  Accounts receivable, net                                        (344,000)         5,709,000         (3,612,000)
  Note receivable                                                       --                 --            150,000
  Income tax receivable                                                 --            733,000            943,000
  Inventories                                                     (384,000)        (2,377,000)           495,000
  Prepaid expenses and other assets                              4,741,000         (1,823,000)         2,709,000
  Other assets                                                     634,000         (1,068,000)
  Accounts payable and accrued expenses                          5,032,000         (3,116,000)        (1,889,000)
  Commissions and royalties payable                                617,000            (77,000)           121,000
  Income taxes payable                                             156,000            123,000         (1,330,000)
  Other long-term liabilities                                           --            (51,000)            11,000
                                                              ------------       ------------       ------------
     Net cash (used in) provided by operating
        activities                                              (6,324,000)        (1,612,000)           914,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property, plant and equipment                   (1,429,000)        (2,778,000)        (2,018,000)
Proceeds from sales of property and equipment                       21,000                 --                 --
Receivable from stockholder                                        161,000           (787,000)          (335,000)
Proceeds from sales of investment                                  818,000                 --                 --
Investments/advances to investees                                 (564,000)          (965,000)        (3,329,000)
Cash paid for acquisitions, less cash acquired                          --                 --         (2,902,000)
                                                              ------------       ------------       ------------
     Net cash used in investing activities                        (993,000)        (4,530,000)        (8,584,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on line of credit                        674,000         (3,358,000)        (5,025,000)
Payments on long-term debt                                        (347,000)          (226,000)          (155,000)
Proceeds from borrowings on long-term debt                          45,000            831,000                 --
Proceeds from exercise of stock options and warrants                    --            793,000          2,380,000
Deferred debt issue costs                                         (427,000)          (365,000)          (149,000)
Proceeds from issuance of convertible debentures                 7,000,000          5,000,000         14,880,000
Net payments (borrowings) on stockholder loan                     (248,000)           248,000                 --
                                                              ------------       ------------       ------------
     Net cash provided by financing activities                   6,697,000          2,923,000         11,931,000
EFFECT OF EXCHANGE RATE CHANGES ON CASH                            787,000         (3,186,000)            16,000
                                                              ------------       ------------       ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               167,000         (6,405,000)         4,277,000

CASH AND CASH EQUIVALENTS, beginning of year                       342,000          6,747,000          2,470,000
                                                              ------------       ------------       ------------
CASH AND CASH EQUIVALENTS, end of year                        $    509,000       $    342,000       $  6,747,000
                                                              ============       ============       ============

See Independent Auditors' Report and Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1996 (CONTINUED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -

                                                1998            1997            1996
                                             -----------    -----------     -----------
Cash paid (refunded) during the year for:
  Interest                                   $ 1,218,000    $ 1,643,000     $   899,000
                                             ===========    ===========     ===========
  Income taxes                               $    56,000    $  (806,000)    $   499,000
                                             ===========    ===========     ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY:

During the years ended December 31, 1998 and 1997, the Company issued 394,389 and 243,606 shares of common stock in payment of $620,000 and $1,253,000, respectively, of liability to former Krasner shareholders (Note 3).

During the years ended December 31, 1998, 1997 and 1996, $2,610,000, $11,169,000
       and $1,330,000 of convertible debentures and $137,000, $93,000 and $175,000 of accrued interest, respectively, were converted to common stock (Note 10).

During the year ended December 31, 1998, the Company acquired property and equipment under capital lease obligations totaling $91,000.

During the year ended December 31, 1998, the Company cancelled 200,000 shares of previously issued common stock in settlement of $150,000 receivable from stockholder.

During the year ended December 31, 1998, the Company recorded a $1,788,000 increase to investments in connection with the initial public offering of Ontro, Inc. (Note 8).

During the year ended December 31, 1997, the Company sold a portion of its investment in Pure Energy Corporation with a carrying value of $164,000 in exchange for 397,500 common stock purchase warrants with an ascribed value of $1,874,000, resulting in a gain of $1,710,000. Also during the year ended December 31, 1997, the Company recorded a deferred gain of $1,642,000 in connection with the sale of a portion of its Pure Energy Corporation investment with a carrying value of $158,000 in exchange for a note receivable of $1,800,000 (Note 8).

During the year ended December 31, 1996, the Company issued 400,000 warrants in conjunction with the acquisition of an interest in Pure Energy Corporation. The warrants have an ascribed value of $1,875,000 (Note 8).

During the years ended December 31, 1997 and 1996, the Company issued 150,000 and 46,971 warrants with an ascribed value of $434,000 and $233,000, respectively as debt issuance cost in connection with convertible debenture offerings (Note 10).

During the year ended December 31, 1996, the Company recorded an increase to additional paid-in capital of $1,354,000 related to tax benefits associated with the exercise of non-qualified stock options.

During the year ended December 31, 1996, the Company acquired interests in certain entities as follows (Note 3):


Fair value of assets acquired                                 $ 34,553,000
Cash paid to sellers, acquisition payables and
 transaction costs                                               4,239,000
Value of common stock and stock purchase
 warrants issued                                                 4,274,000
                                                              ------------
Liabilities assumed                                           $ 26,040,000
                                                              ============

See Independent Auditors' Report and Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1.    DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business - The Company is in the businesses of developing and selling celebrity and non-celebrity products which include collectible items such as porcelain and vinyl dolls, teddy bears, figurines, fine and costume jewelry, and other consumer products. The Company's customers include major networks in the home shopping industry, retail and wholesale distributors, and consumers. The dolls, bears and figurines are manufactured by independent manufacturing facilities to the Company's specifications. The fine and costume jewelry is manufactured by the Company. The Company's distribution includes home shopping channels, catalog mailings, direct mailings from customer lists, retail stores, wholesale distributors, and the Internet.

Principles of Consolidation - The financial statements presented herein include the accounts of The L.L. Knickerbocker Co., Inc.; its wholly-owned subsidiaries, Krasner Group, Inc.; Harlyn International Co., Ltd.; S.L.S. Trading Co., Ltd.; L.L. Knickerbocker (Thai) Co., Ltd., and its majority-owned subsidiary Georgetown Collection, Inc. (collectively, the "Company"). Intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less and with an insignificant interest rate risk to be cash equivalents.

Restricted Cash - Restricted cash represents funds deposited with a financial institution to serve as collateral for a line of credit (Note 9).

Inventories - Inventories consist of finished products and related packaging, work-in-process, and raw materials, and are stated at the lower of cost (first-in, first-out basis) or market.

Prepaid Advertising Costs - The Company capitalizes certain direct-response advertising costs and amortizes such costs over the period during which future period revenues are expected to be received from each direct-response advertising campaign, generally 3 to 12 months. The nature of the direct response advertising costs is primarily production costs associated with media costs for print advertising, and catalog printing costs.

Property and Equipment - Property and equipment are stated at cost. Depreciation is being provided on the straight-line method over estimated useful lives of five to seven years. Depreciation on buildings is being provided on the straight-line method over an estimated useful life of twenty years.

Investments in Investees - Investments in the common stock of unconsolidated entities (Note 8) in which the Company's interest is in excess of 20% and in which the Company has an ability to influence the business decisions of the investee company, are accounted for using the equity method of accounting.

Intangible Asset - Excess of cost over net assets acquired (goodwill), which arose from the acquisition of certain entities (Note 3) is being amortized on a straight-line basis over 10 years. The Company evaluates the recoverability of goodwill at each balance sheet date by comparing the carrying value of the goodwill to the estimated operating income of the related entity on an undiscounted cash flow basis. Any impairment is recorded at the date of determination. During the year ended December 31, 1998, the Company recorded an aggregate impairment charge of $2,433,000 (Notes 3 and 4).

Long-Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In accordance with SFAS No. 121, long-lived assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. During the year ended December 31, 1998, the Company recorded an impairment charge of $2,342,000 (Note
4) related to long-lived assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (CONTINUED)


Deferred Debt Issuance Costs - Deferred debt issuance costs which are included in other assets, relate to the issuance of Convertible Debentures (Note 10). These costs totaled $1,801,000 at December 31, 1998 and 1997, and are being amortized over the estimated life of the debentures. The related accumulated amortization at December 31, 1998 and 1997, is $1,539,000 and $1,005,000,
respectively. Upon conversion of the Convertible Debentures, any portion of the deferred debt issuance costs not previously amortized is recorded as a debit to additional paid-in capital on the conversion date.

Revenue Recognition - Revenues from sales of products are recognized when merchandise is shipped to customers. The Company offers credit to its customers and performs ongoing credit evaluations of its customers.

Income Taxes - The Company accounts for income taxes using SFAS No. 109, "Accounting for Income Taxes," which requires that the Company recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Net Income (Loss) Per Share - The Company adopted SFAS No. 128, "Earnings Per Share," beginning with the Company's fourth quarter of fiscal 1997. All prior period earnings per common share data have been restated to conform to the provisions of this statement. Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share assumes conversion of convertible debentures, elimination of the related interest expense, and the issuance of common stock for all other potentially dilutive equivalent shares outstanding.

Stock-Based Compensation - In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has determined that it will not change to the fair value method and will continue to use Accounting Principles Board (APB) Opinion No. 25 for measurement and recognition of employee stock-based transactions. See Note 11 for disclosure of the pro forma effect on net income (loss) and net income (loss) per share.

Reclassifications - Certain amounts previously reported have been reclassified to conform to the 1998 financial statement presentation.

Foreign Currency - The Company's primary functional currency is the U.S. dollar, while the functional currency of the Company's Thailand subsidiaries is the Thai baht. Assets and liabilities denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Translation gains and losses are included in other comprehensive income in the accompanying financial statements. Gains and losses on foreign currency transactions are recognized as incurred (Note 14).

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

Fair Value of Financial Instruments - SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At December 31, 1998, management believes that the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term debt approximates fair value because of the short maturity of these financial instruments. Management also believes the carrying amount of long-term debt approximates fair value as the underlying interest rates approximate market rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (CONTINUED)


New Accounting Pronouncements - The Company adopted SFAS No. 130, "Reporting Comprehensive Income" in the first quarter of 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income. Components of comprehensive income may include net earnings (loss), foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. The adoption of SFAS No. 130 required additional disclosures but did not have a material effect on the Company's financial position, results of operations or liquidity.

2. GOING CONCERN AND MANAGEMENT PLANS

During the year ended December 31, 1998, the Company incurred a net loss of $28,715,000. This loss results primarily from the following factors:

      - a decrease in net sales and gross margin of $7,863,000 and $6,456,000, respectively, from the prior year

      - an increase in advertising costs of $3,270,000 over prior year amounts without a related increase in sales

      - charges aggregating $1,643,000 to write down certain prepaid advertising and related costs

      - recognition of impairment of goodwill aggregating $2,433,000 of which $1,433,000 is included in restructuring charge (Notes 3 and 4)

      - severance and other costs associated with restructuring certain operations aggregating $1,558,000 (Note 4)

      - recognition of costs aggregating $1,967,000 associated with certain litigation against the Company (Note 12)

      - recognition of a valuation allowance of $3,415,000 for deferred tax assets (Note 15)

Additionally, at December 31, 1998, the Company had a negative working capital position of $7,785,000 and an accumulated deficit of $29,945,000. As more fully described in Notes 9 and 10 the Company is not in compliance with certain terms and conditions of its credit facility and convertible debenture agreements. As a result of noncompliance, under the terms of the credit facility and convertible debenture agreements the lenders have the right to demand repayment of the outstanding balances, which aggregate $14,014,000. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

Management is currently evaluating and implementing several steps to improve the liquidity and operations of the Company. While there can be no assurance that ultimate implementation will be successful, these steps include:

      -     Renegotiating the terms associated with its credit facility (Note 9)

      - Renegotiating the terms associated with the convertible debenture agreement or repaying the debenture holders with non-cash assets of the Company (Note 10)

      - Seeking additional financing either in the form of equity or additional debt

      - Restructuring the Company's operations by consolidating certain subsidiary operations in one location (Note 4)

      -     Implementation of expense reduction strategies

      - Expanding the distribution channels in which several of the Company's products are sold

3. ACQUISITIONS

The Company completed a number of acquisitions during 1996. The following describes the transactions completed during the year ended December 31, 1996. The funds for the acquisitions were obtained primarily from the proceeds of the convertible debenture offering described in Note 10, and through the issuance of the Company's common stock and common stock purchase warrants (Note 11).

Krasner Group, Inc.

Effective June 18, 1996, the Company acquired all of the outstanding capital stock of Krasner Group, Inc. (TKG), which designs, manufactures, and markets costume jewelry. The aggregate acquisition cost of $4,435,000 included the issuance of 723,157 shares of the Company's common stock valued at $2,389,000, the issuance of 250,628 stock purchase warrants with an ascribed value of $1,674,000 (determined utilizing the Black-Scholes option-pricing model) and related acquisition costs. At December 31, 1998, $280,000 was still owing and is included in Due to shareholders of Krasner Group, Inc. During the year ended December 31, 1997, the Company exchanged 70,000 unexercised stock purchase warrants with an intrinsic value of $240,000 for 50,526 shares of the Company's common stock. The acquisition was accounted for as a purchase and resulted in the recording of goodwill aggregating $3,339,000 which is being amortized over 10 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (CONTINUED)


At December 31, 1998, the Company reviewed the carrying value of goodwill and determined that based upon projected undiscounted cash flows of TKG over the remaining amortization period, goodwill aggregating $1,000,000 would not be recoverable. Consequently, in December 1998, the Company recorded an impairment of TKG goodwill of $1,000,000 in the accompanying financial statements.

Grant King International, Ltd.

Effective July 1, 1996, the Company acquired the remaining 51% interest in Grant King International Co., Ltd. (GKI) that the Company did not previously own (Note
11), in exchange for the forgiveness of $414,000 owed by GKI to the Company. This transaction increased the Company's investment to $664,000. The operations and assets of GKI have been merged with S.L.S Trading Co., Ltd., a subsidiary of the Company.

S.L.S. Trading Co., Ltd.

Effective July 1, 1996, the Company acquired certain assets and assumed certain liabilities of S.L.S. Trading Co., Ltd., (S.L.S.) which sources gemstones and develops certain proprietary stone-cutting technologies. The aggregate acquisition cost of $555,000 includes $150,000 cash, the issuance of 108,000 warrants to purchase common stock of the Company with an ascribed value of approximately $405,000 (determined utilizing the Black-Scholes option-pricing model) and related acquisition costs. During the year ended December 31, 1997, the Company exchanged 108,000 unexercised stock purchase warrants with an intrinsic value of $402,000 for 80,000 shares of the Company's common stock.

Harlyn International Co., Ltd.

Effective July 1, 1996, the Company acquired all of the outstanding capital stock of Harlyn International Co., Ltd. (Harlyn), which manufactures and markets fine jewelry. The aggregate acquisition cost of $2,711,000 includes cash payments to the former shareholder of $2,358,000 and related acquisition costs. In addition, the Company repaid $234,000 of Harlyn's bank debt, concurrent with consummation of the purchase transaction.

Georgetown Collection, Inc.

Effective October 18, 1996, the Company acquired approximately 82% of the outstanding capital stock of Georgetown Collection, Inc. (GCI), which markets collectible dolls through direct response mediums. The aggregate acquisition cost of $3,199,000 includes issuance of 196,377 restricted shares of the Company's common stock with an intrinsic value of $1,679,000 at the acquisition date plus related acquisition costs. In addition, the Company repaid $1,500,000 of GCI's bank debt, concurrent with consummation of the purchase transaction. The purchase agreement also provides for future consideration in an amount equal to 15% of GCI's pretax earnings during calendar year 1997 and 4.5% of pretax earnings in each of calendar years 1998 through 2001. Future contingent payments based on pretax earnings, if payable, will be recorded as additional purchase price consideration and will increase goodwill recorded in conjunction with this acquisition. As of December 31, 1998, the Company recorded an increase to goodwill of $8,000 pursuant to contingent payments. The Company guaranteed the value of the 196,377 restricted shares of the Company's common stock issued in conjunction with this acquisition to be $1,679,000 at the first anniversary of the acquisition. In accordance with this guarantee an additional 32,735 shares of the Company's common stock were issuable at December 31, 1997. During 1998, due to a further decrease in the fair market value of the Company's common stock the Company issued 250,000 shares of its common stock in connection with this guarantee, and an additional 157,996 shares were issuable as of December 31, 1998. As a result of the increase in shares to be issued, the Company recorded $347,000 as other expense in 1998, representing the fair value of the incremental shares at date of issuance.

During 1998, the Company acquired for $10,000 cash, 232,335 additional shares of GCI capital stock from a minority shareholder, which increased the Company's ownership to 87%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (CONTINUED)


Each of the acquisitions was accounted for under the purchase method of accounting and, accordingly the operating results of each of the subsidiaries are included in the Company's consolidated financial statements since the respective acquisition dates.

4. RESTRUCTURING CHARGE

In the fourth quarter of 1998, the Company recorded a restructuring charge of $2,991,000, related to the consolidation of GCI into the Company's California facility and the outsourcing of fulfillment for these brands. This charge includes $2,342,000 for write-downs of certain long-lived assets, including goodwill; $500,000 for lease termination payments, net of estimated sub-lease income; and $149,000 for employee severance and termination benefits. The work force reductions anticipated under this plan, 31 of which occurred prior to December 31, 1998, total approximately 44 positions in general sales and office administrative functions and warehouse-related areas. The write-down of long-lived assets, resulting from the restructuring of GCI operations, includes the write-down to estimated fair value of fixed assets to be disposed of ($909,000) and elimination of goodwill associated with the GCI acquisition ($1,433,000) due to its nonrecoverability based upon GCI's projected undiscounted cash flows over the remaining amortization period. As of December 31, 1998, $81,000 of the severance and termination benefits had been paid. The remaining liability of $568,000, lease termination and severance costs, is included in Accrued Expenses at December 31, 1998.

5. INVENTORIES

                                      1998           1997
                                 -------------   ------------
     Finished goods              $ 11,710,000    $ 10,892,000
     Work-in-process                  663,000         428,000
     Raw materials                  1,532,000       1,680,000
     Inventory reserves            (2,670,000)     (2,149,000)
                                 ============    ============
                                 $ 11,235,000    $ 10,851,000
                                 ============    ============

6. PROPERTY AND EQUIPMENT

    At December 31, 1998 and 1997, property and equipment consist of the following:


                                                  1998           1997
                                                ------------   -----------
     Land, buildings and improvements           $ 2,994,000    $ 2,064,000
     Computer equipment and software                726,000        932,000
     Production models, molds and tools           1,487,000      1,228,000
     Autos                                          217,000        194,000
     Office furniture and equipment                 929,000      1,331,000
     Machinery and equipment                        807,000      1,738,000
                                                -----------    -----------
                                                  7,160,000      7,487,000
    Accumulated depreciation                     (2,190,000)    (1,950,000)
                                                ===========    ===========
                                                $ 4,970,000    $ 5,537,000
                                                ===========    ===========

7. RECEIVABLE FROM STOCKHOLDER/LOAN FROM STOCKHOLDER

Receivable from stockholder bears interest at the prime rate plus 1% and is payable in installments of $200,000 on March 31, 2000 and September 30, 2000 with any unpaid principal and interest due on April 11, 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (CONTINUED)


Loan from stockholder of $248,000 at December 31, 1997 bears interest at the prime rate plus 2% and was repaid in 1998.

8. INVESTMENTS

At December 31, 1998, the Company had the following equity investments:

The Company owns 400,000 and 1,000 shares of Tracker Corporation and Camelot Corporation, respectively, which were received in exchange for marketing services provided to these companies. The shares represent an ownership interest of less than 10% in each of these companies and are restricted as to the Company's ability to sell them. The aggregate estimated carrying value of these shares at December 31, 1998 and 1997 is $24,000, which approximates fair value.

During 1996, the Company acquired a 38.3% interest in Pure Energy Corporation
(PEC) in exchange for $2 million in cash and the issuance of stock purchase warrants with an ascribed value of $1,875,000 (determined utilizing the Black-Scholes option-pricing model). Additionally, the Company agreed to fund up to $1,000,000 of PEC expenses. Through December 31, 1997 the Company had fulfilled its funding commitment and funded a total of $507,000, which increased the Company's investment to $4,382,000. Effective April 1, 1998, the Company discontinued the application of the equity method of accounting to its investment in Pure Energy Corporation due to the Company's lack of significant influence over the operations of PEC.

During the year ended December 31, 1997, the Company sold a portion of its investment in PEC with a carrying value of $164,000 in exchange for 397,500 previously issued Company common stock purchase warrants with an ascribed value of $1,874,000 (determined utilizing the Black-Scholes option-pricing model). The sale resulted in a gain to the Company of $1,710,000, which is included in other income. Also during the year ended December 31, 1997, the Company recorded a deferred gain of $1,642,000 in connection with the sale of a portion of its investment in PEC with a carrying value of $158,000 in exchange for a note receivable of $1,800,000. The note receivable is collateralized by the underlying securities sold and accrues interest at 7.5% per annum. The note receivable and accrued interest are due and payable on December 30, 1999. The resulting gain has been deferred on the accompanying balance sheet until such time that the note is repaid.

In September 1998, the Company sold a portion of its investment in Pure Energy Corporation with a carrying value of $49,000 for net cash proceeds of $818,000. The sale resulted in a gain to the Company of $769,000, which is included in other income.

In September 1996, the Company purchased an equity interest in Ontro, Inc. (Ontro). The purchase price consisted of $650,000 in cash for 858,673 common shares. The investment provided the Company with a 27.8% common equity interest in Ontro. In May 1998, Ontro successfully completed an initial public offering whereby Ontro received approximately $15 million and issued 3,400,000 shares of its common stock. As a result of the sale of previously unissued shares to the public, the Company's ownership interest in Ontro was reduced to 13.2% and the Company increased the balance of its investment in Ontro to reflect the enhanced value of the Company's equity interest in Ontro. The net increase of $1,073,000 was recorded as a capital transaction, resulting in an increase to the Company's additional paid-in capital account after giving effect to deferred taxes of $715,000. The Company is restricted, until May 1999, from selling its Ontro shares, which had a fair market value at December 31, 1998 of approximately $2,790,000.

During 1997 the Company entered into a joint venture, Arkenol Asia, Inc., a Delaware corporation owned 50% by LLK and 50% by Arkenol Holdings, LLC. The joint venture acquired an exclusive license to exploit Arkenol Holdings technology and related intellectual property to produce ethanol and other chemicals for sale and consumption in Thailand, Cambodia, Burma, Vietnam, Laos, India, China and Japan, and non-exclusive licenses for Indonesia and California. As of December 31, 1998, the joint venture was inactive and the Company reduced its investment to $0.

9. LINE OF CREDIT AND NOTES PAYABLE

The Company has available to use for working capital purposes and to post letters of credit, a line of credit totaling $15,000,000, subject to certain limits. The line of credit encompasses The L.L. Knickerbocker Co., Inc. (LLK),

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (CONTINUED)


Georgetown Collection, Inc. (GCI) and Krasner Group, Inc. (TKG) and expires in July 1999. Certain credit limits are established for each company. The credit limits are $5,000,000 for LLK, $7,000,000 for GCI and $3,000,000 for TKG.
Borrowing availability is determined by an advance rate on eligible accounts receivable and inventory. The line of credit includes sublimits for letters of credit and bankers acceptances aggregating $7,000,000, $4,000,000 and $3,000,000 for GCI, LLK and TKG, respectively. Borrowings bear interest at the bank's base rate (7.75% at December 31, 1998) plus 2% for GCI and TKG borrowings, and plus 1% for LLK borrowings or, at the Company's option, an adjusted LIBOR rate. In addition, the Company is charged an Unused Line fee of .25% of the unused portion of the revolving loans.

At December 31, 1998, the Company had $4,324,000 of cash borrowings outstanding and no outstanding letters of credit. Borrowings are collateralized by substantially all assets of the Company. The line of credit agreement contains, among other things, restrictive financial covenants, which require the Company to maintain certain leverage and current ratios (computed annually and quarterly), an interest coverage ratio (computed annually) and to achieve certain levels of annual income. The agreement also limits GCI annual capital expenditures and prohibits the payment of dividends. At December 31, 1998, the Company was not in compliance with certain of these covenants. As a result of noncompliance under the terms of the line of credit agreement, the lender has the right to demand immediate repayment of the outstanding balance (Note 2). Absent the rights of the lender due to noncompliance, available borrowings under the line of credit aggregated $1,997,000 at December 31, 1998.

S.L.S. and Harlyn have available lines of credit aggregating 66,000,000 Thai baht (approximately $1,784,000 at December 31, 1998). Outstanding borrowings bear interest at rates ranging from 8.5% to 10.5%. One such line of credit was secured by a $250,000 standby letter of credit in 1997 and by restricted cash of $310,000 at December 31, 1998.

10. CONVERTIBLE DEBENTURES

1998 Debentures - In June 1998, the Company issued Convertible Debentures (the 1998 Debentures) with a face value of $7,000,000 in a private placement to institutional investors. This private placement yielded net proceeds to the Company totaling $6,573,000 after deducting costs associated with issuing the 1998 Debentures. The 1998 Debentures accrue interest at the rate of 6% per annum, payable upon conversion of the related debt. The 1998 Debentures are convertible at the option of the holder into shares of the Company's common stock at the lower of $4.02 or a graduated discounted price ranging from 97% to 90% of an average of the 7 lowest trading days of the 30 consecutive trading days prior to conversion. The discounted price of 90% applies if the investor does not convert prior to the two-year anniversary of the closing date. Through December 31, 1998, the Company issued a total of 290,213 shares of its common stock in connection with the conversion of $160,000 of the principal amount of the Debentures, plus interest accrued through the conversion date of $4,000.

The 1998 Debentures were subject to an agreement whereby after approval by the shareholders of the Company of the issuance of the 1998 Debentures and the creation of a class of Preferred Stock of the Company, the 1998 Debentures would be exchanged for shares of newly created Preferred Stock of the Company, the terms of which would be substantially similar to that of the 1998 Debentures. However, the 1998 Debenture Holders chose not to exchange the 1998 Debentures for Preferred Stock, citing a "material adverse effect," which was the decline in the price of the Company's common stock. Under the terms of the related agreements the 1998 Debentures matured on December 28, 1998. The Company was unable to repay the 1998 Debenture Holders as of December 31, 1998 and is default of the 1998 Debenture Agreement. Although the company is attempting to negotiate an extension of the maturity date, under the terms of the 1998 Debentures the face amount of the Debentures, aggregating $6,840,000, is due and payable by the Company (Note 2).

The conversion of the securities at a maximum of 90% of the closing price of the Company's common stock resulted in the 1998 Debentures being issued at a discount (the conversion discount). The Company is recognizing the conversion discount as non-cash interest expense over the estimated term of the 1998 Debentures (two years) with a corresponding increase to the original principal amount of the 1998 Debentures. Upon conversion of the 1998 Debentures any portion of the conversion discount not previously recognized is recorded as interest expense on the conversion date. In connection with the issuance of the 1998 Debentures, the Company issued to the investors warrants to purchase 261,194 shares of common stock. The warrants vest as of the grant date with an exercise price of $4.72 per share, which was equivalent to 135% of the fair market value of the Company's common stock at the date of grant and are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (CONTINUED)


valid for five years from the date of the grant. The warrants have an ascribed value of $470,000 (determined utilizing the Black-Scholes option-pricing model), which was recorded as debt discount (the warrant discount) and additional paid-in capital. The Company recognized the warrant discount as noncash interest expense over the approximate seven-month term of the securities in 1998. During the year ended December 31, 1998, a total of $1,324,000 of noncash interest expense was recorded relating to the 1998 Debentures, including $12,000 relating to the additional conversion discount recorded upon conversion and $470,000 related to the warrant discount.

1997 Debentures - In September 1997, the Company issued Convertible Debentures (the 1997 Debentures) with a face value of $5,000,000 in a private placement to an institutional investor. This private placement yielded net proceeds to the Company totaling $4,675,000 after deducting costs associated with issuing the 1997 Debentures. The 1997 Debentures accrue interest at the rate of 6% per annum, payable upon conversion of the related debt or at debt maturity of September 7, 2000. The 1997 Debentures are convertible at the option of the holder into shares of the Company's common stock at a graduated discounted price ranging from 97% to 90% of an average of the 7 lowest trading days of the 30 consecutive trading days prior to conversion. The discounted price of 90% applies if the investor does not convert prior to the two-year anniversary of the closing date. As of December 31, 1998, the Company issued a total of 1,060,150 shares of its common stock in connection with the conversion of $2,150,000 of the principal amount of the 1997 Debentures, plus interest accrued through the conversion date of $111,000.

The conversion of the notes at a maximum of 90% of the closing price of the Company's common stock resulted in the 1997 Debentures being issued at a discount (the conversion discount). The conversion discount is being recognized by the Company as noncash interest expense over the estimated term of the 1997 Debentures (two years) with a corresponding increase to the original principal amount of the 1997 Debentures. Upon conversion of the 1997 Debentures, any portion of the conversion discount not previously recognized is recorded as interest expense on the conversion date. During the years ended December 31, 1998 and 1997, a total of $786,000 and $188,000, respectively, of noncash interest expense was recorded relating to the 1997 Debentures, including $143,000 in 1998 relating to the additional conversion discount recorded upon conversion (none in 1997).

In August 1998, the Company entered into an agreement with the 1997 Debenture holders whereby the Company had the right, until September 1, 1998, to purchase up to $3,000,000 of the principal amount of the 1997 Debentures, adjusted for conversions through September 1, 1998, for a purchase price in cash of 110% of face value. In connection with the agreement the Company issued warrants to the Debenture holders to purchase an aggregate of 213,132 shares of common stock. The warrants have an aggregate ascribed value of $228,000 (determined utilizing the Black-Scholes option-pricing model), which was recorded as other expense in the third quarter of 1998. The Company did not purchase any of the debentures under the agreement.

1996 Debentures - In September 1996, the Company issued Convertible Debentures (the 1996 Debentures) with a face value of $15,500,000 in a private placement to institutional investors. This private placement yielded net proceeds to the Company totaling $14,730,000 after deducting costs associated with issuing the 1996 Debentures. The Debentures accrued interest of the rate of 7% per year, payable quarterly. The Debentures were convertible at the option of the holder into shares of the Company's common stock at a price equal to 85% of the closing price of the Company's common stock at the date of conversion, subject to a minimum and maximum conversion price of $5.25 and $12.00 per share, at any time through the second anniversary of the original date of issuance. Through December 31, 1998, the Company issued a total of 1,940,674 shares of its common stock in connection with the conversion of $12,799,000 of the original principal amount of the Debentures, plus interest accrued through the conversion date of $268,000.

The conversion of the notes at 85% of the closing price of the Company's common stock resulted in the Debentures being issued at a discount (the conversion discount). The conversion discount is being recognized by the Company as non-cash interest expense over the term of the Debentures with a corresponding increase to the original principal amount of the Debentures. Upon conversion of the Debentures any portion of the conversion discount not previously recognized is recorded as interest expense on the conversion date. During the years ended December 31, 1998, 1997 and 1996, a total of $73,000, $644,000 and $391,000, respectively, of noncash interest expense was recorded relating to the Debentures, including $537,000 and $220,000 in 1997 and 1996, respectively, relating to the additional conversion discount recorded upon conversion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (CONTINUED)


In January 1997, the Company reached agreement with the debenture holders to tender all outstanding Debentures to the Company in exchange for new convertible Debentures (the New Debentures). Under the terms of the agreement, New Debentures were issued with a face value of 117.5% of the face value of the tendered debentures. The New Debentures bear interest at 7% per year, payable quarterly. The New Debentures are convertible at the option of the holder into shares of the Company's common stock at $8.00 per share. The New Debentures must be converted by January 31, 1999. As a result of the 17.5% premium given as in inducement to the Debenture holders to tender the original debentures into New Debentures, the Company recorded a noncash charge of $1,899,000 in the first quarter of 1997. Subsequent to December 31, 1998, the Company issued 586,650 shares of its common stock in connection with the conversion of the remaining $4,600,000 principal amount of the New Debentures, plus interest accrued through January 31, 1999 of $93,000.

11. STOCKHOLDERS' EQUITY

Warrants - On November 21, 1995, the Company issued warrants to purchase 200,000 shares of common stock to Shamrock Partners, Ltd., in consideration of financial and business consulting services to be provided to the Company. The warrants vest as of the grant date with an exercise price of $5.00 per share, which was equivalent to the fair market value of the Company's common stock at the date of grant and are valid for five years from the date of the grant. As of December 31, 1998, none of the warrants had been exercised.

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

On March 13, 1996, the Company entered into an agreement to issue warrants to purchase 200,000 shares each of common stock to two individuals in consideration of the purchase by the Company of 40% of the outstanding capital stock of Pure Energy Corporation. The warrants vest as of April 30, 1996 with an exercise price of $8.50 per share (200,000 warrants) and $12.00 per share (200,000 shares). The warrants are valid through April 30, 2001. The warrants have an ascribed value of $1,875,000, which was recorded as an investment and additional paid-in-capital. As of December 31, 1997, 2,500 of the warrants were exercised. During the year ended December 31, 1997, the remaining 397,500 warrants were canceled in connection with the sale of a portion of the Company's investment in PEC (Note 8).

During the years ended December 31, 1997 and 1996, the Company issued 150,000 and 46,971 warrants as commission in connection with the 1997 and 1996 convertible debenture offerings, respectively (Note 10). The 1997 warrants vest as of the grant date with an exercise price of $5.60, which was equivalent to the fair market value of the Company's common stock at the date of grant and are valid for three years from the date of grant. The 1996 warrants vest as of the grant date with an exercise price of $11.87, which was equivalent to the fair market value of the Company's common stock at the date of grant and are valid for five years from the date of grant. The 1997 and 1996 warrants have an ascribed value, determined utilizing the Black-Scholes option-pricing model, of $434,000 and $233,000, respectively, which was recorded as deferred debt issue costs and additional paid-in capital. As of December 31, 1998, none of the warrants had been exercised.

In conjunction with the acquisitions described in Note 3 the Company issued stock purchase warrants as part of the consideration paid for these acquisitions. The following table summarizes the warrants issued:

                                                                                           Outstanding
                                  Warrants           Exercise                              at December          Expiration
     Acquisition                   issued             Price     Exercised     Canceled      31, 1998               Date
----------------------------------------------------------------------------------------------------------------------------
   Krasner Group, Inc.             250,628            $ 7.75     62,090        70,000        118,538          April 10, 2004
   S.L.S. Trading Co., Ltd.        108,000            $ 7.75         --       108,000             --          April 10, 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (CONTINUED)


During 1997, 70,000 and 108,000 warrants issued in conjunction with the TKG and S.L.S. acquisitions, respectively, were exchanged for shares of the Company's common stock (Note 3). There were no warrants exercised during 1997 or 1998.

During the year ended December 31, 1998, the Company issued 261,194 warrants in connection with the issuance of the 1998 Debentures (Note 10). The warrants vest as of the grant date with an exercise price of $4.72 per share, which was equivalent to 135% of the fair market value of the Company's common stock at the date of grant and are valid for five years from the date of grant. As of December 31, 1998, none of the warrants had been exercised.

During the year ended December 31, 1998, the Company issued 213,132 warrants in connection with a repurchase agreement with the 1997 Debenture holders. The warrants vest as of the grant date with an exercise price of $3.00 per share, which was equivalent to the fair market value of the Company's common stock at the date of grant and are valid for five years from the date of grant. As of December 31, 1998, none of the warrants had been exercised.

The L.L. Knickerbocker 1995 Amended and Restated Stock Option Plan - The shareholders approved and the Company adopted a Stock Option Plan on September 27, 1994 which was amended and restated on June 15, 1995 as the L.L. Knickerbocker Amended and Restated Stock Option Plan (the Plan). The Plan is administered by a committee appointed by the Board of Directors and provides that options may be granted at exercise prices determined by the Board of Directors at its sole discretion. The Plan is designed as an incentive for employees, non-employee directors and persons providing services of special importance to the Company. Unless otherwise specified, the options expire ten years from the date of grant. The Plan covered an aggregate of 2,000,000 shares when granted. In 1996, the Board of Directors authorized an increase in the number of shares covered by the Plan to a total of 5,000,000. Non-employee directors of the Company are automatically granted options to purchase 10,000 shares of common stock at the fair market value at the date of grant each year that such person remains a director of the Company.

The L.L. Knickerbocker Stock Incentive Compensation Plan - On March 27, 1997, the Company's Board of Directors adopted the L.L. Knickerbocker Stock Incentive Compensation Plan (the ISO Plan). The ISO Plan provides that incentive and nonstatutory options to purchase a total of 5,000,000 shares of common stock may be granted thereunder. The ISO Plan permits the granting of options intended to qualify as "incentive stock options" (ISO's), the granting of options that do not so qualify (NSO's), and the granting of stock appreciation rights (SAR's).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (CONTINUED)


Option activity under the plans is as follows:

                                                     WEIGHTED
                                                      AVERAGE
                                     NUMBER OF       PRICE PER
                                      SHARES           SHARE
                                    ----------       ---------
Outstanding, January 1, 1996         2,000,000       $   0.75

Granted                                273,309           7.65
Exercised                             (885,514)          0.82
Canceled                               (32,500)          0.75
                                    ----------
Outstanding, December 31, 1996       1,355,295           2.10

Granted                              1,315,617           4.81
Exercised                             (431,250)          1.21
Canceled                                  (250)          7.75
                                    ----------
Oustanding, December 31, 1997        2,239,412           3.86

Granted                              2,423,814           1.29
Exercised                              (72,398)          4.62
Canceled                            (1,594,143)          4.85
                                    ----------
Oustanding, December 31, 1998        2,996,685           1.49
                                    ==========

During 1998, as an incentive to employees, key officers and directors, 1,593,643 options were canceled and exchanged for 1,471,456 options at an exercise price of $.64 (120% of fair market value at the date of grant). At December 31, 1998, 1997 and 1996, 2,215,785, 1,692,545 and 652,040 options were exercisable at a weighted average exercise price of $1.78, $4.33 and $2.92, respectively. The weighted average fair value of options granted during 1998, 1997 and 1996, was $.74 $3.29 and $6.65, respectively.

Additional information regarding options outstanding as of December 31, 1998 is as follows:


                                     OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
                               ------------------------------                       -------------------------------
                                                WEIGHTED AVG.
                                                  REMAINING     WEIGHTED AVG.                         WEIGHTED AVG.
          RANGE OF                NUMBER         CONTRACTUAL      EXERCISE            NUMBER            EXERCISE
    EXERCISE PRICES            OUTSTANDING          LIFE            PRICE           EXERCISABLE           PRICE
-------------------------------------------------------------------------------------------------------------------
 $0.64-1.00                     2,586,022        9.29 years         $ 0.66           1,805,122            $ 0.67
$3.00-$10.00                      410,663        8.37 years         $ 6.67             410,663            $ 6.67
                              -------------------------------------------------------------------------------------
                                2,996,685        9.16 years         $ 1.49           2,215,785            $ 1.78

At December 31, 1998, 5,614,153 shares were available for future grants under the Option plans.

The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model for the years ended December 31, 1998, 1997 and 1996 assuming risk-free interest rates of 5.5%, 5.5% and 6.5%, respectively, volatility of 73%, 68% and 85%, respectively, zero dividend yield, and expected lives of 10 years for all periods. Forfeitures are recognized as they occur. If compensation expense was determined based on the fair value method beginning with grants in the year ended December 31, 1996, the Company's net (loss) income and net (loss) income per share would have been reduced to the approximate pro forma amounts indicated below for the years ended December 31:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (CONTINUED)

                                               1998              1997              1996
                                           -------------     ------------      -----------
Actual net (loss) income                   $ (28,715,000)    $ (4,377,000)     $ 1,372,000
Pro forma net (loss) income                $ (29,662,000)      (6,657,000)         335,000
Actual net (loss) income per share:
  Basic and diluted                        $       (1.46)    $      (0.24)     $      0.09
Pro forma net (loss) income per share:
  Basic and diluted                        $       (1.51)    $      (0.37)     $      0.02

12. COMMITMENTS AND CONTINGENCIES

Leases - The Company is committed under operating lease agreements for facilities and equipment. The facility leases contain provisions for annual rental increases.

Minimum annual rental commitments under operating leases are as follows:

                    Year ending December 31:
                    1999                              $   803,000
                    2000                                  755,000
                    2001                                  714,000
                    2002                                  673,000
                    2003                                  386,000
                    Thereafter                          1,326,000
                                                     -------------
                                                       $4,657,000
                                                     =============

Rent expense for the years ended December 31, 1998, 1997 and 1996 was $1,153,000, $578,000 and $650,000, respectively.

Contractual Arrangements - The Company has contractual arrangements with several celebrities and other third parties, including Marie Osmond, Annette Funicello, Richard Simmons and Bob Mackie. Under the terms of these contracts, the celebrities agree to act as spokesperson for their respective products, promote the product, approve the design and make a minimum number of public appearances. The Company is obligated to manufacture a safe product approved by the celebrity, hold the celebrity harmless from liability, maintain specified levels of liability insurance and pay royalties based on a percentage of net wholesale and retail sales. Each contract has a termination clause in the event certain minimum annual sales are not attained (ranging from $50,000 to $500,000). In certain instances, the celebrity or other third party has the right to terminate the contract if the minimum sales level is not attained for any single year. The contracts generally run from 18 months to 5 years and contain audit clauses, with penalties for errors or omissions.

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

Employment Contracts - The Company has entered into eight employment agreements with Company officers with five-year terms. The agreements call for aggregate annual compensation of $1,300,000 and a discretionary bonus of up to 10% of operating income.

Litigation - Plaintiff Michael Elam filed an action in Orange County Superior Court (Case No. 759883) on or about February 16, 1996, against Louis L. Knickerbocker, Tamara Knickerbocker and the Company alleging causes of action for conversion, breach of fiduciary duty, fraud, debitatus assumpsit, intentional interference with contract, constructive trust, breach of oral agreement, specific performance, money had and received, open book account and spoliation of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (CONTINUED)


evidence. The plaintiff is seeking money damages and/or shares of stock of the Company ranging between $500,000 and $35,000,000 as a result of prior business affiliations with Mr. Knickerbocker, alleging that the Company is liable as a successor-in-interest for the debts of Mr. Knickerbocker's prior companies, and that Mr. Knickerbocker was obligated to allow the plaintiff to participate in the Company when it was created. The defendants are vigorously opposing the lawsuit. A motion for summary judgment filed in August 1998 eliminated those causes of action claiming an interest in the Company's predecessor, Knickerbocker Creations, Ltd. The case is set for trial on May 24, 1999. The Company has made an offer to the plaintiff to settle the litigation in exchange for shares of Pure Energy Corporation held by the Company with a carrying value of $168,000. This amount is included in accrued liabilities at December 31, 1998.

The Company's predecessor, Knickerbocker Creations, Ltd., filed an action in the Los Angeles Superior Court in 1991 (Case No. 060405) against Excess, Inc., Beverly Johnson and Alan Johnson. The suit seeks repayment of $157,000, together with pre-judgment interest and lost profits, as a result of defendants' failure to manufacture and ship various clothing goods. A cross-complaint was filed by Beverly Johnson against Knickerbocker Creations, Ltd. and Louis Knickerbocker for $25,000 for commissions allegedly owed to her. The Company became involved in the case in the fall of 1998 when a motion to substitute The L.L. Knickerbocker Company, Inc. as plaintiff and cross-defendant for Knickerbocker Creations, Ltd., an inactive corporation, was granted by the court. The matter is currently set for trial on April 5, 1999.

The Company brought claims against State Street Bank and Trust Company ("State Street") in federal district court in Boston, Massachusetts (Civil Action No. 97-12573-NO, U.S. District Court, D. MA) for conversion, breach of contract, unjust enrichment, a declaratory judgment and violation of Massachusetts General Laws, c. 93A arising from State Street's wrongful retention of 72,188 shares of the Company's common stock after the Company's obligations to State Street under a Settlement Agreement of the prior indebtedness of Georgetown Collection, Inc., a subsidiary acquired in 1996, had been paid in full. The stock retained by State Street had an original value of $617,000. State Street denies liability and brought a counterclaim against the Company for breach of contract and specific performance seeking $102,000 in damages, plus attorneys fees and costs. Discovery is substantially complete, and the final pre-trial conference is scheduled on June 1, 1999.

Finance Authority of Maine, Costal Enterprises, Inc, and the Southern Maine Economic Development District brought claims in federal district court in Portland, Maine (Civil Action No.98-2235-8, U.S. District Court, D. Maine) for breach of contract, indemnification and specific performance arising from the Company's performance under certain settlement documents following the acquisition of the subsidiary, Georgetown Collection, Inc., in 1996. The plaintiffs are seeking an order requiring the Company to purchase 63,030 shares of the Company's stock previously transferred to plaintiffs for $11.50 per share, plus interest and attorneys fees. The Company answered and denied liability on plaintiffs' claims. The plaintiffs moved for summary judgment, and the motion is currently under advisement. No discovery has been conducted and the current scheduling order provides for a trial date in September 1999.

A former shareholder of GCI alleges that the Company is liable for a $750,000 note payable to the former shareholder. No accrual for potential loss related to this note has been recorded as of December 31, 1998, as the Company believes that the note payable was settled in connection with the acquisition of GCI and that the Company is not liable for this amount.

In connection with the matters discussed above, the Company incurred legal expense during the year ended December 31, 1998 of approximately $2 million, which is included in general and administrative expense. At December 31, 1998, approximately $1.6 million of this amount is included in accounts payable.

The Company is involved in certain other legal and administrative proceedings and threatened legal and administrative proceedings arising in the normal course of its business. While the outcome of such proceedings and threatened proceedings cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these matters individually or in the aggregate will not have a material adverse effect on the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (CONTINUED)


13. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt at December 31, 1998 and 1997 consists of:

                                                                   1998              1997
                                                                 ---------         ---------
Building mortgage, interest at 11.0% per annum,
  payable in monthly installments of $7,000, including
  interest, collateralized by real estate                        $ 423,000         $ 349,000

Building mortgage, interest at 14.75% per annum,
  payable in monthly installments of $17,000 including
  interest, collateralized by real estate                           75,000           263,000

Equipment leases, interest ranging from 4.90% to 24.93%
  per annum, payable in aggregate monthly installments of
  $16,000, including interest, collateralized
  by equipment                                                     258,000           291,000
                                                                 ---------         ---------
                                                                   756,000           903,000
Less current portion                                              (215,000)         (242,000)
                                                                 ---------         ---------
                                                                 $ 541,000         $ 661,000
                                                                 =========         =========

Principal payments on long-term debt and capital lease obligations are due approximately as follows:

             1999                            $215,000
             2000                             104,000
             2001                              94,000
             2002                              74,000
             2003                              51,000
             Thereafter                       218,000
                                             --------
                                             $756,000
                                             ========

14. SIGNIFICANT CONCENTRATIONS AND RISKS

Customer Concentration - During the years ended December 31, 1998, 1997 and 1996, the Company conducted business with one customer whose aggregate net sales volume comprised approximately 25%, 29% and 43% of the Company's revenues, respectively. A reduction in sales to this customer could adversely impact the financial condition and operations of the Company.

Merchandise Risk - The Company's success is largely dependent on its ability to provide to its customers merchandise that satisfies consumer tastes and demand. Any inability to provide appropriate merchandise in sufficient quantities and in a timely manner could have a material adverse effect on the Company's business, operating results, and financial condition.

Foreign Currency - Approximately 13% of the Company's revenues are derived from subsidiaries operating in Thailand. In an attempt to reduce economic risks associated with devaluations of the Thai baht, the Company's Thailand subsidiaries require their customers to remit payment in U.S. dollars. Included in other income for the years ended December 31, 1998 and 1997 is $(333,000) and $1,094,000, respectively, in transaction gains (losses) associated with this strategy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (CONTINUED)


15. INCOME TAXES

The provision (benefit) for income taxes consists of the following for the years ended December 31:

                                                           1998             1997             1996
                                                       ------------     ------------     ------------
Current federal and state income taxes                 $     99,000     $     37,000     $    227,000
Current foreign taxes                                       113,000           11,000          408,000
Deferred federal and state income taxes                  (9,137,000)      (3,282,000)        (185,000)
Valuation allowance, federal and state income taxes      12,588,000        2,187,000
                                                       ------------     ------------     ------------
Provision (benefit) for income taxes                   $  3,663,000     $ (1,047,000)    $    450,000
                                                       ============     ============     ============

A reconciliation of the statutory federal rate and the provision (benefit) for income taxes is as follows:

                                             1998             1997             1996
                                         ------------     ------------     ------------
Federal tax at statutory rate            $ (8,864,000)    $ (1,895,000)    $    684,000
State taxes                                   505,000          (28,000)          (8,000)
Goodwill amortization                         524,000          125,000           59,000
Residual U.S. tax on foreign earnings        (140,000)        (883,000)        (313,000)
Valuation allowance                        10,520,000          325,000               --
Non-deductible interest on
     convertible debentures                   764,000        1,219,000               --
Other                                         354,000           90,000           28,000
                                         ------------     ------------     ------------
                                         $  3,663,000     $ (1,047,000)    $    450,000
                                         ============     ============     ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (CONTINUED)


Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

                                                              1998             1997
                                                          ------------     ------------
Deferred tax assets
 Bad debt reserve                                         $    277,000     $    261,000
 Difference between book and tax basis of fixed
  assets and goodwill                                           30,000               --
 Uniform capitalization                                        185,000          154,000
 Inventory reserves                                          1,160,000          796,000
 Returns and allowances                                        635,000          419,000
 Pre-acquisition net operating loss carryforward             2,370,000        2,370,000
 Post-acquisition net operating loss carryforward            7,719,000        4,585,000
 Difference between book and tax basis of investments        1,108,000
 Restructuring reserve                                       1,282,000
 State income taxes                                             44,000
 Other                                                         188,000
 Valuation allowance                                       (14,775,000)      (2,187,000)
                                                          ------------     ------------
Total deferred tax assets                                      223,000        6,398,000

Deferred tax liabilities
 Difference between book and tax basis of fixed
  assets and goodwill                                     $         --     $   (271,000)
 Prepaids                                                     (223,000)      (1,563,000)
 State income taxes                                                            (308,000)
 Other                                                                          (90,000)
                                                          ------------     ------------
Total deferred tax liabilities                                (223,000)      (2,232,000)
                                                          ============     ============
                                                          $         --     $  4,166,000
                                                          ============     ============

The Company has provided a full valuation allowance on the net deferred tax asset at December 31, 1998 due to the uncertainty regarding its realization.

The Company has not provided any residual U.S. tax on approximately $401,000 of the Company's foreign subsidiaries' undistributed earnings, as the Company intends to indefinitely reinvest such earnings in the foreign subsidiaries.

The Company recorded a credit to equity of $1,354,000 as a result of the tax benefit from the exercise of stock options in 1996. During 1997, the Company had a tax deduction from exercises of stock options in the amount of $2,162,000. Since the Company does not have sufficient taxable income or carry back potential to utilize the deductions generated from the exercise of the options, approximately $5,319,000 of deductions for 1997 and 1996 have not been recorded in the accompanying financial statements. As these losses are utilized in future years, the tax benefit will be recorded to equity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (CONTINUED)


16. BUSINESS SEGMENT INFORMATION

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", beginning with this annual report. SFAS No. 131 requires segments to be determined and reported based on how management measures performance and makes decisions about allocating resources.

The Company is engaged primarily in the design, manufacture and marketing of branded collectibles and jewelry. The Company has three reportable segments: (1) collectible brands, (2) fashion jewelry brands and (3) fine jewelry. The collectible brands segment encompasses collectible dolls, toys, teddy bears and figurines. The fashion jewelry brands encompass items manufactured by the Company from non-precious metals, for sale primarily to the home shopping industry. The fine jewelry segment encompasses jewelry manufactured by the Company with precious metals. Corporate activities including financing transactions are reflected in the tables below as "Corporate". The Company evaluates performance based on profit or loss from operations. The operating segments are managed separately because each segment requires different marketing strategies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (CONTINUED)


                                   1998               1997               1996
                               ------------       ------------       ------------
Net sales
  Collectible brands           $ 39,424,000       $ 46,311,000       $ 26,094,000
  Fashion jewelry brands          9,241,000         11,707,000          5,805,000
  Fine jewelry                   11,762,000         10,272,000         10,196,000
  Corporate                              --                 --                 --
                               ------------       ------------       ------------
  Consolidated                 $ 60,427,000       $ 68,290,000       $ 42,095,000

Operating (loss) income
  Collectible brands           $(14,708,000)      $ (2,271,000)      $  1,216,000
  Fashion jewelry brands         (2,638,000)           416,000            395,000
  Fine jewelry                      294,000            986,000          2,932,000
  Corporate                      (3,316,000)        (1,173,000)          (693,000)
                               ------------       ------------       ------------
  Consolidated                 $(20,368,000)      $ (2,042,000)      $  3,850,000

Interest expense
  Collectible brands           $         --       $         --       $         --
  Fashion jewelry brands                 --                 --                 --
  Fine jewelry                           --                 --                 --
  Corporate                       3,658,000          4,831,000          1,205,000
                               ------------       ------------       ------------
  Consolidated                 $  3,658,000       $  4,831,000       $  1,205,000

Total assets
  Collectible brands           $ 15,702,000       $ 23,130,000       $ 26,813,000
  Fashion jewelry brands          2,787,000          3,948,000          3,338,000
  Fine jewelry                   10,431,000          7,507,000         12,787,000
  Corporate                       9,822,000         16,376,000         14,634,000
                               ------------       ------------       ------------
  Consolidated                 $ 38,742,000       $ 50,961,000       $ 57,572,000

Geographic areas Sales to
  external customers:
    United States              $ 50,616,000       $ 59,230,000       $ 32,858,000
    Thailand                      9,811,000          9,060,000          9,237,000
                               ------------       ------------       ------------
    Consolidated                 60,427,000         68,290,000         42,095,000

  Long-lived assets:
    United States                 3,272,000          7,823,000          6,098,000
    Thailand                      5,107,000          4,107,000          6,983,000
                               ------------       ------------       ------------
    Consolidated               $  8,379,623       $ 11,930,000       $ 13,081,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (CONTINUED)


17.   EARNINGS PER SHARE

Earnings per common share (EPS) data were computed as follows:

                                                                                             Per-Share
1998:                                                         Income (Loss)       Shares       Amount
----                                                          -------------     ----------   ---------
Net Loss                                                       $(28,715,000)
                                                               ============

Basic EPS:
Loss available to common shareholders                           (28,715,000)    19,630,175     $(1.46)
                                                                                               ======
Effect of Dilutive Securities                                            --             --
                                                               ------------     ----------
Diluted EPS:
Loss available to common stockholders and assumed
   conversions                                                 $(28,715,000)    19,630,175     $(1.46)
                                                               ============     ==========     ======
1997:
Net Loss                                                       $ (4,377,000)
                                                               ============
Basic EPS:
Loss available to common shareholders                            (4,377,000)    18,052,081      $(0.24)
                                                                                                ======
Effect of Dilutive Securities                                            --             --
                                                               ------------     ----------
Diluted EPS:
Loss available to common stockholders and assumed
  conversions                                                  $ (4,377,000)    18,052,081      $(0.24)
                                                               ============     ==========      ======
1996:
Net Income                                                     $  1,372,000
                                                               ============
Basic EPS:
Income available to common shareholders                           1,372,000     14,713,903      $0.09
                                                                                                =====
Effect of Dilutive Securities:
Options and Warrants                                                             1,373,584
Convertible debentures                                            1,480,000        383,137
                                                               ------------     ----------
Diluted EPS:
Income available to common stockholders and assumed
  conversions                                                  $  1,520,000     16,470,624      $0.09
                                                               ============     ==========      =====

Options and warrants to purchase 246,971 shares of common stock at $12 per share were outstanding during 1996 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

18. EMPLOYEE BENEFIT PLAN

Georgetown Collection, Inc. maintains a defined contribution plan (401(K) Plan) covering employees who have completed six months of service. Effective January 1, 1998, the 401(K) Plan was amended to cover all U.S. employees of the Company who meet eligibility requirements. Matching Company contributions are made based upon a minimum of 2% of participant contributions. During the years ended December 31, 1998, 1997 and 1996, the Company made contributions of $5,000, $37,000 and $32,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (CONTINUED)


19. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                        First          Second          Third         Fourth
                                       Quarter         Quarter        Quarter        Quarter
                                     -------------  -------------- -------------- --------------
Year ended December 31, 1998:
     Net sales                       $ 11,482,000    $ 13,434,000   $ 15,769,000   $ 19,742,000
     Gross profit                       6,626,000       6,946,000      8,064,000      9,408,000
     Net income (loss)                 (2,576,000)     (2,680,000)    (1,690,000)   (21,769,000)
     Net income (loss) per share,
       diluted                       $      (0.14)   $      (0.14)  $      (0.09)  $      (1.06)

Year ended December 31, 1997:
     Net sales                       $ 13,441,000    $ 17,609,000   $ 14,112,000   $ 23,128,000
     Gross profit                       6,975,000       8,908,000      7,635,000     13,982,000
     Net income (loss)                 (3,839,000)       (561,000)      (586,000)       609,000
     Net income (loss) per share,
       diluted                       $      (0.23)   $      (0.03)  $      (0.03)  $       0.04

Fourth Quarter Adjustments

Net loss for the fourth quarter of 1998 includes a $2,991,000 restructuring charge related to the consolidation of GCI into the Company's California facility (Note 4). In connection with the revised marketing strategy for the Company's Georgetown and Magic Attic Club brands, in the fourth quarter of 1998, the Company recorded an approximate $1,643,000 charge to write down prepaid advertising and related costs.

Based on management's year-end evaluation of the carrying value of intangible assets, an impairment charge of $1,000,000 was recorded in the fourth quarter of 1998 to reduce the carrying value of goodwill related to the TKG acquisition to management's estimate of fair value (Note 3).

The fourth quarter of 1998 also includes an $840,000 adjustment for estimated excess inventory quantities and obsolescence of inventory and production models related to discontinued product lines. Also included in the fourth quarter of 1998 is approximately $1,446,000 of expense related to litigation and other legal matters (Note 12).

At December 31, 1998, the Company wrote off $712,000 of unamortized debt discount and deferred debt issuance costs related to the 1998 Debentures, due to the maturity of the debentures prior to exchange of the debentures to preferred stock. This amount is included in interest expense for the year ended December 31, 1998.

The Company also recorded in the fourth quarter of 1998, a $4,683,000 adjustment to increase its valuation allowance for net deferred tax assets due to recurring tax losses (Note 15).

20. SUBSEQUENT EVENT

Subsequent to December 31, 1998, the Company issued 6,136,010 shares of its common stock in connection with the conversion of $950,000 and $1,800,000 of the principal amount of the 1997 and 1998 Debentures, respectively, plus interest accrued through the conversion date.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                            Balance at       Additions
                                           beginning of      charged to                                          Balance at
                                              period          expense          Deductions     Adjustments(1)    end of period
                                           ----------------------------------------------------------------------------------
For the year ended December 31, 1996:
     Allowance for doubtful accounts       $   741,000      $ 1,638,000       $(1,657,000)      $   370,000       $ 1,092,000
                                           ===========      ===========       ===========       ===========       ===========

     Inventory reserve                     $        --      $   121,000       $  (946,000)      $ 3,630,000       $ 2,805,000
                                           ===========      ===========       ===========       ===========       ===========

For the year ended December 31, 1997:
     Allowance for doubtful accounts       $ 1,092,000      $ 1,710,000       $(2,133,000)                        $   669,000
                                           ===========      ===========       ===========       ===========       ===========

     Inventory reserve                     $ 2,805,000      $ 1,633,000       $(2,289,000)                        $ 2,149,000
                                           ===========      ===========       ===========       ===========       ===========

For the year ended December 31, 1998:
     Allowance for doubtful accounts       $   669,000      $ 1,872,000       $(1,883,000)                        $   658,000
                                           ===========      ===========       ===========       ===========       ===========
     Inventory reserve                     $ 2,149,000      $ 2,347,000       $(1,826,000)                        $ 2,670,000
                                           ===========      ===========       ===========       ===========       ===========

------------------
(1)  Additions attributable to acquisitions.

                                 EXHIBIT INDEX

Exhibit
Number                     Description
-------                    -----------
  3.1 Articles of Incorporation of International Beauty Supply, Ltd. ("IBS") dated July 11, 1985.(1)

  3.2   Amendment to Articles of Incorporation of IBS dated May 24, 1993.(1)

  3.3 Certificate of Amendment to Articles of Incorporation of The L. L. Knickerbocker Company Inc. (the "Company") dated June 20, 1994.(1)

  3.4 Certificate of Amendment to Articles of Incorporation of the Company dated September 27, 1994.(1)

  3.5   Bylaws of the Company.(2)

  4.1 Qualified Stock Option Plan adopted by the Company on September 27, 1994, along with form of Stock Option Agreement.(3)

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

 10.1   Employment Agreement, dated July 1, 1996, between the Company and Louis
        L. Knickerbocker.(10)

 10.2 Employment Agreement, dated July 1, 1996, between the Company and Tamara Knickerbocker.(10)

 10.3 Employment Agreement, dated July 1, 1996, between the Company and Anthony P. Shutts.(10)

 10.4 Employment Agreement, dated April 1, 1997, between the Company and William R. Black.(11)

 10.5 Agreement between Marie, Inc. and the Company dated April 1, 1993 re the services of Marie Osmond in the design, production, and sale of products and licensing to the Company of the use of Marie Osmond's name in conjunction with the Company's products.(3)

 10.6 Agreement between Bob Mackie (US), Inc. and the Company dated May 1, 1994 re the services of Bob Mackie in the design, production and sale of products and licensing to the Company of the use of Bob Mackie's name in conjunction with the Company's products. (3)

 10.7 Agreement between Cello, Inc. and the Company dated May 13, 1994 re services of Annette Funicello in the design, development, manufacture and the sale of products, with Acceptance by Annette Funicello and Cancellation of Prior Agreement dated October 30, 1991 between Cello, Inc. and Creations.(3)

 10.8 Lease Agreement between the Company and Security Capital Industrial Trust for 25800 Commercentre Drive, Lake Forest, CA dated February 15, 1995.(2)

 10.9 Agreement between the Company and Grant King International Co., Ltd., dated November 28, 1995 re the acquisition of 49% of the issued and outstanding stock of Grant King International Co., Ltd. (5)

 10.10 Agreement between the Company and Grant King Design Co., Ltd., dated November 27, 1995 re the distribution of the jewelry products of Grant King Design Co., Ltd. (5)

 10.11 Agreement of Purchase and Sale of the Capital Stock of Pure Energy Corporation between the Company and Pure Energy Corporation, dated February 7, 1996 re the acquisition of 40% of the issued and outstanding capital stock of Pure Energy Corporation. (5)

 10.12 Letter of intent between Pure Energy Corporation and Biofine, Inc., dated March 3, 1996 re the licensing of the patents of Biofine, Inc. (5)

Exhibit
Number                     Description
-------                    -----------

 10.13 License Agreement between the Company and SIM-GT Licensing Corp., dated May 1, 1995 re the licensing of the name, likeness and trademarks of Richard Simmons. (5)

 10.14 Employment Agreement, dated April 1, 1998, between the Company and Robert L. West, Jr. (12)

 10.15 Agreement of Purchase and Sale of the Capital Stock of Krasner Group, Inc., dated June 15, 1996 re the acquisition of 100% of the issued and outstanding capital stock of Krasner Group,. (7)

 10.16 Stock Purchase Agreement dated September 30, 1996, by and among Harlyn Products, Inc., Harlyn International Co., Ltd. and the Company.(6)

 10.17 First Amendment to Stock Purchase Agreement dated October 15, 1996, by and among Harlyn Products, Inc., Harlyn International Company, Ltd. and the Company.(6)

 10.18 Second Amendment to Stock Purchase Agreement dated November 7, 1996, by and among Harlyn Products, Inc., Harlyn International Company, Ltd. and the Company.(6)

 10.19 Agreement of Purchase and Sale of the Capital Stock of Self Heating Container, Inc., dated September 17, 1996 by and between Self Heating Container Corporation of California and the Company(10)

 10.20 Agreement of Purchase and Sale of the Capital Stock of Insta-Heat, Inc., dated September 17, 1996, by and between Insta-Heat, Inc. and the Company.(10)

 10.21 Agreement of Purchase and Sale of the Capital Stock of Georgetown Collection, Inc., dated November 20, 1996, by and between Consumer Venture Partners I, L.P., Vermont Capital Venture Fund, North Atlantic Venture Fund, Merchant Partners and the Company.(8)

 10.22  Form of Private Securities Subscription Agreement.(6)

 10.23  Form of Registration Rights Agreement.(6)

 21.1   Subsidiaries of Registrant.(11)

 23.0   Consent of Deloitte & Touche LLP, independent auditors. (12)

 27.0   Financial Data Schedule (12)

-----------------------
  (1) Filed as part of Exhibit 3.1 to The L. L. Knickerbocker Co., Inc. Form SB-2 Registration Statement No. 33-85230-LA as filed with the Securities and Exchange Commission on or about October 13, 1994.

  (2) Filed as an exhibit to the L. L. Knickerbocker Co., Inc. Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on or about March 29, 1995.

  (3) Filed as an Exhibit to The L. L. Knickerbocker Co., Inc. Form SB-2 Registration Statement No. 33-85230-LA as filed with the Securities and Exchange Commission on or about October 13, 1994.

  (4) Filed as Exhibit to The L. L. Knickerbocker Co., Inc. report on Form 8-K filed with the Securities and Exchange Commission on or about March 21, 1995.

  (5) Filed as an exhibit to The L. L. Knickerbocker Co., Inc. Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on or about April 15, 1996.

  (6) Filed as an Exhibit to The L. L. Knickerbocker Co., Inc. Form 10-QSB/A as filed with the Securities & Exchange Commission on or about November 27, 1996.

  (7) Filed as Exhibit to The L. L. Knickerbocker Co., Inc. report on Form 8-K filed with the Securities and Exchange Commission on or about July 3, 1996.

  (8) Filed as Exhibit to The L. L. Knickerbocker Co., Inc. report on Form 8-K filed with the Securities and Exchange Commission on or about December 5, 1996.

  (9) Filed as an exhibit to The L. L. Knickerbocker Co., Inc. Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on or about April 15, 1997.

 (10) Filed as an exhibit to The L. L. Knickerbocker Co., Inc. Amended Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on or about August 15, 1997.

 (11) Filed as an exhibit to the L.L. Knickerbocker Co., Inc. Form 10-KSB filed with the Securities and Exchange Commission on or about March 31, 1998.

 (12)   Filed herewith.