Form 10-K/A
period 1998-12-31
KNICKERBOCKER L L CO INC
filed 1999-04-30
CIK 932136

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                               TABLE OF CONTENTS


ITEM                                                                           PAGE
------------------------------------------------------------------------------------


                                     PART I

1. BUSINESS.......................................................................3
         A. History...............................................................3
         B. General Business..................................................... 3

2. PROPERTIES ...................................................................13

3. LEGAL PROCEEDINGS.............................................................13

4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........................14


                                    PART II

5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ........15

6. SELECTED FINANCIAL DATA.......................................................16

7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS..........................................17

8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..................................24

9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND FINANCIAL DISCLOSURE.........................................24


                                    PART III

10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ..........................25

11. EXECUTIVE COMPENSATION ......................................................27

12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ..............33

13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..............................34


                                    PART IV

14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K .............36

SIGNATURES.......................................................................39

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

FINE JEWELRY BRAND

The Company's fine jewelry operation manufactures and markets gold, diamonds, emeralds, rubies and other semi-precious stones through a sales force with a presence in 37 countries, with a primary geographic focus in Western Europe and South America. With expertise in stone sourcing and advanced cutting techniques of specialty stones, the Company also generates revenue by supplying other jewelry manufacturers with loose cut stones. The Company is recognized for creating proprietary technology that enhances the color of gemstones and is known in particular for its Blue Topaz stones which are exported all over the world. In addition, the Company produces an assortment of fine jewelry in both sterling silver and gold for the television retailer, Home Shopping Network (?HSN?) and other worldwide recognized television shopping companies such as TVSN Australia and

QVC England. The Company has developed an Internet site, Gemopolis.com, to market fine jewelry directly to the consumer.

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


SUMMARY OF REVENUE BY PRODUCT LINE

In 1998, the Company's revenue was $60,427,000. The revenue by product line in 1998 is as follows:

Category                              $000's        Percent
--------                             -------        -----
Collectible dolls and bears          $39,424         65.2%
Fashion jewelry and accessories        9,241         15.3%
Fine Jewelry                          11,762         19.5%
                                     -------        -----

Total                                $60,427        100.0%
                                     =======        =====



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

ITEM 2.  PROPERTIES

As of March 15, 1999, the Company had eight principal facilities where it leased or owned an aggregate of 190,500 square feet of space. The location, function and general description of the principal properties owned or leased by the Company are set forth in the table below:

                                                                 SQUARE
LOCATION                     PRINCIPAL FUNCTION                  FOOTAGE        OWNERSHIP
--------                     ------------------                  --------       ---------

        CORPORATE

Lake Forest, CA              Corporate headquarters, finance,
                             purchasing, service division
                             headquarters                        51,000         Leased

        COLLECTIBLE DOLLS AND BEARS


Portland, ME                 Administration, product
                             development, marketing and
                             warehousing                         40,000         Leased


        COSTUME JEWELRY

New York, NY                 Administration, product
                             development and marketing            5,000         Leased

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

Finance Authority of Maine, Coastal Enterprises, Inc, and the Southern Maine Economic Development District brought claims in federal district court in Portland, Maine (Civil Action No.98-2235-8, U.S. District Court, D. Maine) for breach of contract, indemnification and specific performance arising from the Company's performance under certain settlement documents following the acquisition of the subsidiary, Georgetown Collection, Inc., in 1996. The plaintiffs are seeking an order requiring the Company to purchase 63,030 shares of the Company's stock previously transferred to plaintiffs for $11.50 per share, plus interest and attorneys fees. The Company answered and denied liability on plaintiffs' claims. The plaintiffs moved for summary judgment, and the motion is currently under advisement. No discovery has been conducted and the current scheduling order provides for a trial date in September 1999.

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

                                         1998          1997
                                    High $  Low $  High $ Low $
                                    ------  -----  ------ -----

               First Quarter        8.13    4.63   7.75   4.93
               Second Quarter       5.60    2.38   6.62   4.62
               Third Quarter        4.75    1.00   9.00   5.87
               Fourth Quarter       1.50     .44   7.93   5.50


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

                                                                           YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------------------------------
                                                         1998          1997          1996          1995            1994
                                                      --------       --------       --------      --------       --------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:

Net sales                                             $ 60,427       $ 68,290       $ 42,095      $ 13,140       $  7,780
Cost of sales                                           29,383         30,790         21,451         6,327          4,212
                                                      --------       --------       --------      --------       --------
Gross profit                                            31,044         37,500         20,644         6,813          3,568
Operating expenses                                      51,412         39,542         16,794         4,767          2,384
                                                      --------       --------       --------      --------       --------
Operating (loss) income                                (20,368)        (2,042)         3,850         2,046          1,184
Loss on equity method investments                        1,347          1,857            629
Other (income) expense                                     (47)        (3,316)            62          (133)           (53)
Interest expense                                         3,658          4,831          1,205            27             18
                                                      --------       --------       --------      --------       --------
Income (loss) before income taxes                      (25,326)        (5,414)         1,954         2,152          1,219
Minority interest in (loss) income of subsidiary          (274)            10            132

Income tax expense (benefit)                             3,663         (1,047)           450           883            494
                                                      --------       --------       --------      --------       --------
Net (loss) income                                     $(28,715)      $ (4,377)      $  1,372      $  1,269       $    725
                                                      ========       ========       ========      ========       ========
Net (loss) income per share, diluted                  $  (1.46)      $   (.24)      $    .09      $    .10       $    .10
                                                      ========       ========       ========      ========       ========
Weighted average shares outstanding, diluted            19,630         18,052         16,471        13,280          7,139


BALANCE SHEET DATA:
Working capital (deficit)                             $ (7,785)      $ 12,496       $ 15,702      $  7,847       $    289
Total assets                                            38,742         50,961         57,572        11,214          2,202
Total debt                                              18,769         14,008         19,471
Stockholders' equity                                     3,268         24,725         24,263         8,600            607


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

RESULTS OF OPERATIONS

                                    Year ended December 31,
                               ----------------------------------
                               1998          1997           1996
                               ----          ----           ----
Net Sales                       100.0%       100.0%       100.0%
Cost of sales                    48.6%        45.1%        51.0%
Gross profit                     51.4%        54.9%        49.0%
Operating expenses               85.1%        57.9%        39.9%
Operating income (loss)         -33.7%        -3.0%         9.1%
Other (income) expense            8.2%        -4.9%         4.5%
Net income (loss)               -47.5%        -6.4%         3.3%

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

Name                             Age               Position
----                             ---               --------

Louis L. Knickerbocker           58                Chief Executive Officer, President and
                                                   Chairman of the Board

Robert L. West, Jr.              40                Chief Operating Officer

Tamara Knickerbocker             35                Executive Vice President and Director

Anthony P. Shutts                35                Chief Financial Officer and Director

Gerald A. Margolis               69                Director

William R. Black                 46                Vice President, General Counsel, Secretary
                                                   and Director

F. Rene Alvarez                  60                Director

All directors hold office until the next meeting of the shareholders of the Company and until their successors are qualified and elected. Executive officers of the Company are appointed by the Board of Directors and serve at the discretion of the Board. All executive officers devote full time to the Company.

MR. LOUIS L. KNICKERBOCKER, CHIEF EXECUTIVE OFFICER, PRESIDENT, AND CHAIRMAN

Mr. Knickerbocker, 58, is the co-founder of the Company. Mr. Knickerbocker has been Chairman, President, and Chief Executive Officer of the Company since founding the Company in 1985. From 1965 through 1974, Mr. Knickerbocker acquired and sold a total of seven restaurants, four of which comprised a chain of Mexican restaurants. Mr. Knickerbocker has been a salesman and sales supervisor at M. Cooper & Son, and purchased and sold several liquor stores. Between 1974 and 1985, he acted as a private investor and businessman, investing in real estate and purchasing and selling small businesses. Mr. Knickerbocker also serves on the Boards of Directors of Ontro, Inc. and Arkenol Asia, Inc. Mr. Knickerbocker is married to Tamara Knickerbocker, the Executive Vice President of the Company.

MR. ROBERT L. WEST, JR., CHIEF OPERATING OFFICER

Mr. West, 40, joined the Company in February 1997 as acting interim president of Georgetown Collection, Inc. He assumed the position of Chief Operating Officer of the Company in January 1998. Mr. West has over 16 years of experience in consulting, finance and administration, specializing in direct marketing companies. He holds a BSBA in Management and Finance from the University of North Carolina, and has completed graduate work in Organizational Dynamics and Leadership at the University of Pennsylvania. Mr. West is a member of the American Management Association, the American Financial Association, the Institute of Management Accountants, the World Affairs Council and is listed in several "Who's Who" publications.

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

MS. TAMARA KNICKERBOCKER, EXECUTIVE VICE PRESIDENT, DIRECTOR

Ms. Knickerbocker, 35, is the co-founder of the Company. Ms. Knickerbocker has been with the Company as Vice President since its inception in 1985. In January 1998, she was appointed to the Board of Directors. She has over 10 years of experience in the field of direct marketing. Since 1985, she has worked to develop and market products and programs for the home shopping industry. Her focus has mainly been the creation and development of the products, and she has emphasized collectibles. Ms. Knickerbocker is married to Louis L. Knickerbocker, the Chief Executive Officer, President and Chairman of the Board of the Company.

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

MR. ANTHONY P. SHUTTS, C.P.A., CHIEF FINANCIAL OFFICER, DIRECTOR

Mr. Shutts, 35, was hired as a consultant to the Company on April 1, 1993 and became Chief Financial Officer of the Company on June 30, 1993. Mr. Shutts became a full-time employee of the Company on April 1, 1996. Mr. Shutts has been a director of the Company since June 1994. He is a certified public accountant with over 13 years experience in public accounting, most notably with Deloitte & Touche from 1986 to 1991, specializing in emerging companies. Mr. Shutts holds a Bachelors in Business Administration and a Master's degree in Taxation, both from the University of Southern California. Currently, Mr. Shutts serves as Chief Financial Officer of the Company, overseeing the financial matters of the Company and performing the general functions of CFO.


MR. GERALD A. MARGOLIS, DIRECTOR

Mr. Margolis, 69, was appointed to the Board of Directors in June 1994, and served as Secretary of the Company from June 1994 until June 1995. He graduated from the U.C.L.A. School of Law in 1954 and has been a licensed attorney in private practice and a member of the California State Bar since 1955. Mr. Margolis was a City Council member of the Culver City Counsel from 1962 to 1966. Mr. Margolis has advised the Company on general corporate matters since its inception in 1985.

MR. WILLIAM R. BLACK, VICE PRESIDENT, GENERAL COUNSEL, SECRETARY AND DIRECTOR

Mr. Black, 46, was appointed to the Board of Directors in November 1995. He joined the Company as Vice President and General Counsel in April 1997, and was appointed Secretary in January 1998. Mr. Black received a BSBA in Business from the University of Denver in 1978, an MBA from the University of Denver in 1981 and a Juris Doctor from Western State University College of Law in 1987. Mr. Black is a licensed attorney and a member of the California State Bar, the Federal District Courts for the Central and Northern Districts of California and the Ninth Circuit Court of Appeals. He holds a California Real Estate Broker's license and is a member of the American Bar Association, the Orange County Bar Association, the American Management Association, the American Employment Law Council, the Professionals in Human Resources Association, the American Corporate Counsel Association and has been listed in numerous "Who's Who" publications from 1984 to the present.

Mr. Black worked as an Area Manager for Deere & Company from 1979 through 1984, Director of Analysis for Management Resource Services Company from 1984 through 1985, and Senior Vice President of Geneva Corporation from 1985 through 1990. From 1991 through 1997, he maintained a private law practice and served as Vice President and General Counsel of Sunclipse, Inc. in Buena Park, California.

Mr. Black also serves on the Boards of Directors of Pyraponic Industries, Inc. in San Diego, California, American Employer Defense, Inc. in Los Angeles, California, and Arkenol Asia, Inc. in Lake Forest, California.

Mr. Black's employment with the Company and service as a director ended on March 31, 1999.

MR. F. RENE ALVAREZ, JR., DIRECTOR

Mr. Alvarez, 60, was appointed to the Board of Directors in May 1997. Mr. Alvarez has been the Senior Vice President, Finance of the Pacific Bay Homes subsidiary of Ford Motor Company since 1995. He worked as a member of the finance staff for Ford Motor Company from 1969 to 1989, as Director of Internal Audit for the USL Capital subsidiary of Ford Motor Company from 1989 to 1994, and as Audit Manager, Finance Staff, for Ford Financial Services Group from 1994 to 1995. Mr. Alvarez attained the rank of Captain in the United States Army, and was awarded the Bronze Star for service in Vietnam. He received a B.S., Accounting, from Canisius College in 1962 and a Juris Doctor and LLB from State University of New York at Buffalo in 1967. Mr. Alvarez is a licensed attorney and a member of the New York State Bar.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of the Company's common stock and other equity securities. Officers, directors and greater-than-10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended December 31, 1998, its officers, directors, and greater-than-10% stockholders complied with all Section 16(a) filing requirements, with the exception of: (i) Louis L. Knickerbocker, whose Form 5 for 1998 for three transactions is in the process of being prepared and filed; (ii) Robert L. West, Jr., whose Form 5 for 1998 for two transactions is in the process of being prepared and filed; (iii) Tamara Knickerbocker, whose Form 5 for three transactions is being prepared and filed;
(iv) Anthony P. Shutts, whose Form 5 for two transactions is in the process of being prepared and filed; (v) William R. Black, whose Form 5 for 1998 for two transactions is in the process of being prepared and filed; (vi) Gerald A. Margolis, whose Form 5 for one transaction is in the process of being prepared and filed; and (vii) F. Rene Alvarez, Jr., whose Form 5 for one transaction is in the process of being prepared and filed.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information concerning annual, long-term and other compensation received during the last three completed fiscal years and to be received by (i) the Chief Executive Officer of the Company, and (ii) the Company's four most highly compensated executive officers whose annual salary and bonus compensation exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                                                                         Long-Term
                                                        Annual Compensation            Compensation
                                                                                        Securities
Name and Principal                      Fiscal                                          underlying                All Other
Position                                 Year         Salary           Bonus         options/SARs (1)          Compensation(2)
--------                                 ----         ------           -----         ----------------          ---------------
Louis L. Knickerbocker,                  1998        $ 300,000              N/A               825,000(3)            $92,733
   Chairman, Chief Executive             1997        $ 300,000        $ 200,000               500,000                   N/A
   Officer and President                 1996        $ 300,000              N/A                   N/A                   N/A

Robert L. West, Jr.                      1998        $ 113,846              N/A               250,000                 $ 350
   Chief Operating Officer               1997              N/A              N/A                   N/A                   N/A
                                         1996              N/A              N/A                   N/A                   N/A

Tamara Knickerbocker                     1998        $ 113,154              N/A               112,604(4)              $ 175
   Executive Vice President              1997         $ 80,000         $ 50,000                 2,216                   N/A
                                         1996         $ 80,000              N/A                12,362                   N/A

Anthony P. Shutts                        1998        $ 121,608              N/A               174,250(5)              $ 225
   Chief Financial Officer               1997        $ 120,000         $ 72,939               205,000                   N/A
                                         1996        $ 110,000              N/A                   N/A                   N/A

William R. Black (6)                     1998        $ 162,094              N/A               187,602(5)                N/A
    General Counsel and Secretary        1997        $ 109,038              N/A               250,000                   N/A
                                         1996              N/A              N/A                10,000                   N/A




(1) Reflected amounts consist of the number of options to purchase the Company's common stock.

(2) With respect to Mr. Knickerbocker, represents amounts paid as compensation for personal guarantee and pledge of personal assets as collateral for the Company's bank line of credit. With respect to all others, represents Company's obligations to make matching contributions to the Company's 401(K) Plan, qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended.

(3) Includes options to purchase 425,000 shares of the Company's common stock, which resulted from the repricing of previously awarded stock options.

(4) Includes options to purchase 39,578 shares of the Company's common stock, which resulted from the repricing of previously awarded stock options.

(5) Consists of options issued as a result of the repricing of previously awarded stock options.

(6) William R. Black's employment with the Company ended on March 31, 1999.

COMPENSATION OF DIRECTORS

Directors holding salaried positions with the Company do not receive compensation for their services as a director. All other directors receive a fee of $500 per meeting attended and reasonable travel expenses.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

In 1996, the Company entered into employment agreements with Louis L. Knickerbocker, its Chairman, Chief Executive Officer and President; Anthony P. Shutts, its Chief Financial Officer; and Tamara Knickerbocker, its Executive Vice President. In April 1997, the Company entered into an employment agreement with William R. Black, its former General Counsel and Secretary. In April 1998, the Company entered into an employment agreement with Robert L. West, Jr., its Chief Operating Officer. The respective terms of the employment agreements are five years each. The agreements are subject to early termination by the Company under certain conditions, including breach of the agreement, fraud by the employee, and/or breach of fiduciary duty owed to the Company by the employee. The Company has the right to extend the terms of each employment agreement for an additional five years each upon written notice to the respective employee. Under the agreements, each of the employees agrees to devote his or her full time and effort to the business affairs of the Company and to use his or her best efforts to promote the best interests of the Company.

Except for certain provisions contained in the Company's stock option plans, there are no compensatory plans or arrangements with respect to any of the Named Executive Officers which are triggered by, or result from, the resignation, retirement or other termination of such named executive officer's employment, a change-in-control of the Company or a change in the named executive officer's responsibilities following a change-in-control.

During the first year, the employment agreements called for Mr. Knickerbocker to receive an annual base salary of $300,000, for Mr. Shutts to receive an annual base salary of $120,000, for Ms. Knickerbocker to receive an annual base salary of $80,000, for Mr. Black to receive an annual base salary of $150,000, and for Mr. West, Jr. to receive an annual base salary of $160,000. In addition to their respective base salaries, Mr. Knickerbocker, Mr. Shutts, Ms. Knickerbocker, and Mr. West are, and Mr. Black was, eligible to receive an annual bonus in an amount to be determined by a compensation committee and ratified by the Board of Directors out of a Management Bonus Fund up to a maximum of 10% of the greater of pretax income or operating profits of the Company and are, or in the case of Mr. Black, were, entitled to receive certain stock options from the Company's stock option plans previously adopted by the Company. See "Stock Option Plans."

STOCK OPTION PLANS

THE L. L. KNICKERBOCKER 1995 AMENDED AND RESTATED STOCK OPTION PLAN

The shareholders approved and the Company adopted a Stock Option Plan on September 27, 1994, which was amended and restated on June 15, 1995 as the L. L. Knickerbocker 1995 Amended and Restated Stock Option Plan (the "Stock Option Plan"). The Stock Option Plan is administered by a committee appointed by the Board of Directors and provides that options may be granted at exercise prices determined by the Board of Directors in its sole discretion. The Stock Option Plan is designed as an incentive for employees, non-employee directors and persons providing services of special importance to the Company. Unless otherwise specified, the options expire ten years from the date of grant. The Stock Option Plan covered an aggregate of 400,000 shares when granted, which was increased by the Company's 1994 five-for-one stock split to a total of 2,000,000 shares. As of the date of this Report, 400,000 pre-split options have been granted pursuant to the Plan, which has been increased by the Company's 1994 five-for-one stock split to a total of 2,000,000 options granted.

THE L.L. KNICKERBOCKER STOCK INCENTIVE COMPENSATION PLAN

On March 27, 1997, the Company's Board of Directors adopted the L.L. Knickerbocker Stock Incentive Compensation Plan (the "ISO Plan"). The ISO Plan was approved by the vote of the shareholders of the Company in June 1997. The ISO Plan provides that incentive and nonstatutory options to purchase a total of 5,000,000 shares of common stock may be granted thereunder. The ISO Plan permits the granting of options intended to qualify as "incentive stock options" ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended from time to time (the "Code"), the granting of options that do not so qualify ("NSOs"), and the granting of stock appreciation rights ("SARs"). The Plan is administered by the Board of Directors, or if the Board so elects, by a committee appointed by the Board of Directors consisting of not less than 2 members of the Board (the "Administrator"). The Administrator has the power to determine the employees to be granted options and the number of shares to be granted to each optionee and to interpret the ISO Plan.

The exercise price of any option is established by the Administrator at the time of grant. The exercise price of any NSOs or ISOs granted under the Plan may not be less than 100% of the fair market value of one share of common stock on the date of grant. The exercise price of any ISO granted to an optionee who owns stock possessing more than 10% of the voting rights of the Company's outstanding shares must be at least 110% of the fair market value of the shares subject to the option on the date of grant. So long as the Company's common stock is traded on the NASDAQ National Market System, the fair market value of one share of common stock is the closing bid price on the date of valuation.

The exercise price is payable in full in United States dollars or by certified check upon the exercise of the option, provided however, that if the applicable option agreement so provides, or the Administrator, in its sole discretion otherwise approves thereof, the exercise price may be paid, (i) by the surrender of shares of the Company's common stock owned by the person exercising the option and having a fair market value on the date of exercise equal to the purchase price, or (ii) in any combination of cash and common stock of the Company, as long as the sum of the cash so paid and the fair market value of the common stock so surrendered equals the purchase price. Additionally, if the optionee is granted SARs, either in the stock option agreement or in a separate agreement, such SARs may be exercised with the exercise of the options to permit the Company to issue common stock with a fair market value equal to the difference between the exercise price of one option and the fair market value of one share of common stock on the date of exercise, multiplied by the total number of options exercised.

NSOs and ISOs have maximum terms of 10 years. The aggregate fair market value (determined as of the time the option is granted) of stock for which ISOs are exercisable for the first time by an optionee during any calendar year may not exceed $100,000, but the value of stock for which ISOs may be granted to an Optionee in a given year may exceed $100,000.

In general, if an optionee ceases service to the Company or one or more of its subsidiary Companies because of death or disability, options shall not be exercised after the earlier of (i) the term of the option or (ii) twelve months after the optionee's cessation of service, and such options shall only be exercisable to the extent vested on the date of cessation of service. If an optionee is discharged on account of misconduct, all options terminate immediately and are no longer exercisable. If an optionee ceases service for any other reason, options shall not be exercised after the earlier of (i) the term of the option or (ii) three months after the optionee's cessation of service, and such options shall only be exercisable to the extent vested on the date of cessation of service. Options are, during the lifetime of the optionee, exercisable only by him or her and may not be assigned or transferred other than by will or by the laws of descent and distribution.

The ISO Plan provides that in the event a "Change in Control" of the Company should occur, then the exercise dates of all options granted pursuant to the ISO Plan shall automatically accelerate and all options granted pursuant to the ISO Plan shall become exercisable in full. To the extent the Code would not permit any ISO to be so accelerated, then such option, immediately upon the occurrence of such Change in Control shall be treated for all purposes of the Plan as a NSO and shall be immediately exercisable. A "Change in Control" is defined in the Plan as a change in control of a nature that would be required to be reported in response to Item I of Form 8-K required to be filed pursuant to the Securities Exchange Act of 1934, as amended ("1934 Act"), and includes, without limitation if: (i) the Company shall sell, transfer, or otherwise dispose of fifty percent (50%) or more of its assets and properties (calculated on the basis of book value); or (ii) any "person" (as such term is used in Section 13(d) and 14(d) of the 1934 Act), other than the Company, is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the 1934 Act), directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of the Company's then outstanding securities; or (iii) during the period of two consecutive years during the term of the ISO Plan, individuals who at the beginning of such period constitute the Board cease for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least two-thirds of the directors then in office who were directors at the beginning of the period.

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

OPTIONS GRANTED

The following table sets forth information concerning the grant of stock options during the fiscal year ended December 31, 1998 to each of the Named Executive Officers.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                               Individual Grants (1)
                               -----------------------------------------------------
                                                     Percent of
                                                  Total Options                                            Potential Realizable
                                                     Granted to                                              Value at Assumed
                                                     Employees       Exercise or                              Annual Rates of
                                   Options           in Fiscal        Base Price      Expiration          Stock Price Appreciation
Name                               Granted         Year 1998(2)     (per share)(3)     Date(4)               for Option Term(5)
----                               -------         ------------     --------------     -------               ------------------
                                                                                                            5%              10%
                                                                                                       --------         -----------
Louis L. Knickerbocker          825,000 (6)             37.38%          $0.64           2008           $ 184,234        $   606,114
Robert L. West, Jr.             250,000 (6)             11.33%          $0.64           2008           $  55,829        $   183,671
Tamara Knickerbocker            112,604 (6)              5.10%          $0.64           2008           $  25,146        $    82,728
Anthony P. Shutts               174,250 (6)              7.90%          $0.64           2008           $  38,912        $   128,019
William R. Black                187,602 (6)              8.50%          $0.64           2008           $  41,894        $   137,828

--------------------------------------------------------------------------------

(1)      These options were granted pursuant to the Company's ISO Plan.

(2) In fiscal 1998, 2,206,918 options were granted to employees pursuant to the Company's ISO Plan. This number was used in calculating the percentages in the above table.

(3) All exercise prices are set at 100% of the market value of the Company's stock as of the date of grant, except (i) in the case of Louis L. Knickerbocker, whose options were granted at 110% of the market value of the Company's stock on the date of grant, and (ii) repriced options which were granted at 120% of the market value of the Company's stock on the date of grant.

(4) The options granted as ISO's under the Company's ISO Plan expire on the tenth anniversary of the date of grant.

(5) The dollar amounts under these columns are the result of calculations at the 5% and 10% rates required by applicable regulations of the Securities and Exchange Commission and, therefore, are not intended to forecast possible future appreciation, if any, of the Company's common stock price. Actual gains, if any, on stock option exercises depend on future performance of the Company's common stock and overall market conditions, as well as the optionee's continued employment through the vesting period. The amounts reflected in this table may not be achieved.

(6) Amounts reflected consist of, (i) in the case of Mr. Knickerbocker, 425,000 options granted in a prior year which were repriced in 1998 and 400,000 options granted in 1998; (ii) in the case of Mr. West, amounts consist of options granted in 1998; (iii) in the case of Ms. Knickerbocker, 39,578 options granted in a prior year which were repriced in 1998 and 73,026 options granted in 1998; (iv) in the case of Mr. Shutts, 174,250 options granted in a prior fiscal year which were repriced in 1998 and (v) in the case of Mr. Black, 187,602 options granted in a prior fiscal year which were repriced in 1998. All options granted in 1998 are subject to vesting periods which range from one to five years.

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

                    AGGREGATED OPTION/SAR EXERCISES IN LAST
               FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                   Number of securities
                                                                underlying unexercised       Value of unexercised in-the-
                                                            options/SARs at fiscal year-end   money options/SARs at fiscal
                                                                          (#)                       year-end ($) (1)
                                Shares
                              acquired on   Value realized
Name                          exercise (#)      ($) (1)     Exercisable    Unexercisable   Exercisable    Unexercisable
----                          ------------      -------     -----------    -------------   -----------    -------------
Louis L. Knickerbocker                                         825,000            --       $    --        $   --
Robert L. West, Jr                                              --            250,000           --            --
Tamara Knickerbocker                                           112,604            --            --            --
Anthony P. Shutts                                              174,250            --            --            --
William R. Black                72,398         $570,500        162,602         25,000           --            --



(1) Market value of the securities underlying the "in-the-money" options at exercise date or year-end, as the case may be, minus the exercise price of such options.

REPRICING OF OPTIONS

As discussed in the report below, the Company gave certain of its employees and directors holding stock options the opportunity to exchange those options for new options with a lower exercise price. The new options retained the same vesting schedule of the old options. The following table sets forth information concerning the repricing of previously awarded stock options during the fiscal year ended December 31, 1998 to each of the Named Executive Officers.

                        TEN-YEAR OPTIONS/SAR REPRICINGS

                                                                  Market                                 Length of
                                                Number of        Price of                                Original
                                                Securities       Stock at      Exercise                 Option Term
                                                Underlying        Time of      Price at       New        Remaining
                                               Options/SARs      Repricing     Time of      Exercise     at Date of
Name                             Date          Repriced (1)        ($)        Repricing     Price (2)    Repricing
------------------------------------------------------------------------------------------------------------------
Louis L. Knickerbocker,        12/14/98         425,000         $   0.53      $   4.62      $   0.64      8.5 years
Chairman, Chief Executive
Officer, and President
Tamara Knickerbocker,          12/14/98           8,272         $   0.53      $   7.75      $   0.64      7.5 years
  Executive Vice President     12/14/98           2,853         $   0.53      $   8.00      $   0.64      7.5 years
                               12/14/98           1,237         $   0.53      $   5.75      $   0.64      8 years
                               12/14/98             750         $   0.53      $   4.62      $   0.64      8.5 years
                               12/14/98           1,466         $   0.53      $   5.88      $   0.64      8.5 years
                               12/14/98          25,000         $   0.53      $   5.68      $   0.64      9 years
Anthony P. Shutts,             12/14/98         174,250         $   0.53      $   4.62      $   0.64      8.5 years
Chief Financial Officer
William R. Black,              12/14/98         187,602         $   0.53      $   4.62      $   0.64      8.5 years
General Counsel and Secretary



(1) The number of securities underlying options/SARs repriced is 85% of the securities underlying the canceled options for Louis L. Knickerbocker, Tamara Knickerbocker, Anthony P. Shutts and William R. Black.

(2) The exercise price of stock options repriced is 120% of the market price of the Company's common stock at the date of repricing.


REPORT OF THE COMPENSATION COMMITTEE ON REPRICING OF OPTIONS

On December 14, 1998, the Board of Directors granted the Company's directors, executive officers and employees who had been granted options to purchase shares of the Company's common stock the right to exchange such options for new stock options with an exercise price of $.64 per share, 120% of the closing sales price of the Company's common stock on December 14, 1998. The new stock options granted in connection with the repricing retained the vesting dates of the original options. The number of new stock options granted to executive officers was equivalent to 85% of the previously issued options. In total, options to purchase an aggregate of 1,593,643 shares of common stock at exercise prices ranging from $.75 to $8.00 were canceled and exchanged for 1,471,456 options at an exercise price of $.64.

Stock options are intended to provide long-term incentives to officers, other employees and directors of the company to improve the Company's financial performance and to assist in the recruitment, motivation and retention of key professional and managerial personnel. In authorizing the option repricing, the Board of Directors considered the fact that the broad decline in the price of the Company's common stock had resulted in a substantial number of the Company's outstanding stock options having exercise prices considerably above the market price of the common stock. The Board determined that the disparity between the exercise price of the options and the then market price substantially impaired the effectiveness of such options as meaningful performance incentives. Consistent with the Company's philosophy of utilizing equity incentives to motivate and retain management and employees, the Board determined it was in the best interest of the Company and its shareholders to restore the performance incentives intended to be provided by options by reducing the exercise price of the overpriced options.

                                    The Compensation Committee

                                    Louis L. Knickerbocker
                                    Gerald A. Margolis
                                    F. Rene Alvarez

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

The following directors served on the Company's Compensation Committee during the year ended December 31, 1998: Louis L. Knickerbocker, Gerald A. Margolis, and F. Rene Alvarez, Jr. Mr. Knickerbocker is the Chairman, Chief Executive Officer and President of the Company and Mr. Margolis and Mr. Alvarez are non-employee directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of April 26, 1999 by (i) each director of the Company, (ii) the CEO of the Company and the four most highly compensated executive officers of the Company whose annual salary and bonus compensation exceeded $100,000, (iii) all directors and executive officers as a group, and (iv) each person known to the Company to own beneficially more than 5% of the outstanding shares of common stock:

Name and Address of                                       Amount and Nature          Percent
Beneficial Owner (1)                                   of Beneficial Ownership       of Class
--------------------                                   -----------------------       --------
Louis L. Knickerbocker                                        4,417,392(2)           14.7%
Tamara Knickerbocker                                          3,544,996(3)           11.8%
Robert L. West, Jr.                                              50,000(4)            *
Anthony P. Shutts                                               174,650(5)            *
Gerald Margolis                                                 219,500(6)            *
F. Rene Alvarez, Jr.                                             30,000(7)            *
Directors and Executive Officers
    as a Group                                                8,436,538(8)           28.1%

---------------

*       Less than 1.0% of the outstanding common stock as of April 26, 1999.

(1) The address for all persons listed is c/o The L.L. Knickerbocker Co., Inc., 25800 Commercentre Drive, Lake Forest, CA 92630.

(2) Includes 825,000 shares issuable upon the exercise of stock options exercisable within 60 days of April 26, 1999 under the Company's ISO Plan. Excludes 3,544,996 shares beneficially owned by Tamara Knickerbocker.

(3) Includes 112,604 shares issuable upon the exercise of stock options exercisable within 60 days of April 26, 1999 under the Company's ISO Plan. Excludes 4,417,392 shares beneficially owned by Louis L. Knickerbocker.

(4) Includes 50,000 shares issuable upon the exercise of stock options exercisable within 60 days of April 26, 1999 under the Company's ISO Plan.

(5) Includes 174,250 shares issuable upon the exercise of stock options exercisable within 60 days of April 26, 1999 under the Company's ISO Plan.

(6) Includes 70,000 shares issuable upon the exercise of stock options exercisable within 60 days of April 26, 1999 under the Company's ISO Plan.

(7) Includes 20,000 shares issuable upon the exercise of stock options exercisable within 60 days of April 26, 1999 under the Company's ISO Plan.

(8) Includes 1,251,854 shares issuable upon the exercise of stock options exercisable within 60 days of April 26, 1999 under the Company's ISO Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT

From 1995 to 1998, the Company made loans to its Chairman, Chief Executive Officer, and President, Louis L. Knickerbocker. The largest aggregate amount outstanding (including accrued but unpaid interest) during fiscal 1998 was $1,423,600, and $1,093,630 was outstanding as of April 26, 1999. The loans are evidenced by promissory notes providing for payment of interest at the prime rate plus 1% per annum, and payments in installments of $200,000 on March 31, 2000 and September 30, 2000 with any unpaid principal and interest due on April 11, 2001.

Between the months of February and April of 1998, Louis L. Knickerbocker advanced a total of $2,615,000 to the Company as a working capital loan. Interest was paid at the prime rate plus 1% per annum. A total of $75,000 in interest expense was paid to Mr. Knickerbocker in 1998 in connection with the working capital loan. The Company repaid the loan in June 1998.

In 1998, the Company's Board of Directors authorized monthly payments of $11,500 to Louis L. Knickerbocker as compensation for Mr. Knickerbocker's personal guarantee and pledge of personal assets as collateral for the Company's bank line of credit. During 1998, the Company made a total of $92,733 of such payments.

Pursuant to a resolution of the Board of Directors of the Company, passed on September 27, 1994, any ongoing and future transactions between the Company and its officers, directors, employees, and affiliates, that are outside the scope of the Company's employment relationship with such persons will be on terms no less favorable to the Company than can be obtained from unaffiliated parties. Any such transactions are subject to the approval of a majority of the disinterested members of the Board of Directors. Each of the foregoing transactions complied with this resolution.

AFFILIATED AND PREDECESSOR COMPANIES

The L.L. Knickerbocker Co., Inc. (the Company) was formed by Louis L. Knickerbocker, Chairman, President, and Chief Executive Officer of the Company, and Tamara Knickerbocker, his wife and the Executive Vice President of the Company, under the name International Beauty Supply, Ltd., a California corporation (IBS) in 1985. IBS developed a line of cosmetics called "Orchid Premium" that was initially marketed to professional beauty supply houses and subsequently expanded to retail stores.

The Knickerbockers' next venture was LaVie Cosmetics, a California corporation (LaVie), co-founded in 1987 by the Knickerbockers. LaVie introduced a product named Creme de LaVie in both the I. Magnin and Nordstrom department stores. In October 1988, Creme de LaVie was introduced on The Home Shopping Network in Tampa, Florida.

In 1989, the Knickerbockers co-founded another company, MLF Enterprises, a California corporation (MLF). MLF developed replicas of the jewelry collection of Farrah Fawcett, a former director of the Company, which were sold through the television home shopping industry.

The Knickerbockers next formed Knickerbocker Creations, Ltd., a California corporation ("Creations") in 1990 and began developing the products and celebrity endorsement programs that are now part of the Company.

In 1993, the directors and shareholders of Creations and IBS determined to effect an initial public offering in order to finance the continued growth of the different companies. It was determined that the operations of Creations and IBS should be consolidated under a single entity in order to facilitate the contemplated public offering. However, because Creations had been switched from a "C" corporation to a subchapter "S" corporation in 1990, the directors and shareholders of the Company were advised that Creations would be an unsuitable candidate for a public offering.

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

Exhibit
Number                Description
------                -----------
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

Exhibit
Number                Description
------                -----------

10.22   Form of Private Securities Subscription Agreement.(6)

10.23   Form of Registration Rights Agreement.(6)

21.1    Subsidiaries of Registrant.(11)

23.0    Consent of Deloitte & Touche LLP, independent auditors. (13)

27.0    Financial Data Schedule (12)

---------------------------

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

(11) Filed as an exhibit to The L.L. Knickerbocker Co., Inc. Form 10-KSB filed with the Securities and Exchange Commission on or about March 31, 1998.

(12) Filed herewith as an exhibit to The L.L. Knickerbocker Co., Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on or about April 15, 1999.

(13)    Filed herewith.

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

                               The L. L. Knickerbocker Co., Inc.
                               ---------------------------------
                               (Registrant)



Date: April 29, 1999           By: /S/ Louis L. Knickerbocker
                                  -------------------------------
                                    Louis L. Knickerbocker
                                    Chief Executive Officer,
                                    President and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                      Title                            Date
---------                                      -----                            ----
/S/   Louis L. Knickerbocker       Chief Executive Officer,                April 29, 1999
-------------------------------    President and Chairman
  Louis L. Knickerbocker           (Principal Executive Officer)


/S/   Anthony P. Shutts            Chief Financial Officer,                April 29, 1999
-------------------------------    Secretary and Director
  Anthony P. Shutts                (Principal Financial and
                                   Accounting Officer)



/S/    Robert L. West, Jr.         Chief Operating Officer                 April 29, 1999
-------------------------------
  Robert L. West, Jr.



/S/ Tamara Knickerbocker           Executive Vice President and Director   April 29, 1999
-------------------------------
   Tamara Knickerbocker



/S/    Gerald A. Margolis          Director                                April 29, 1999
-------------------------------
     Gerald A. Margolis



/S/  F. Rene Alvarez, Jr.          Director                                April 29, 1999
-------------------------------
     F. Rene Alvarez, Jr.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          PAGE
                                                                          ----
Independent Auditors' Report                                               41

Consolidated Balance Sheets as of December 31, 1998 and 1997               42

Consolidated Statements of Operations for the Years Ended
   December 31, 1998, 1997 and 1996                                        43

Consolidated Statements of Comprehensive Income/Loss for the
   Years Ended December 31, 1998, 1997 and 1996                            44

Consolidated Statements of Stockholders' Equity for the
   Years Ended December 31, 1998, 1997 and 1996                            45

Consolidated Statements of Cash Flows for the
   Years Ended December 31, 1998, 1997 and 1996                            47

Notes to Consolidated Financial Statements                                 49

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



/s/ DELOITTE & TOUCHE LLP

March 31, 1999
Costa Mesa, California

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1998 AND 1997


ASSETS                                                                                               1998                 1997
                                                                                                ------------         ------------
CURRENT ASSETS:
Cash and cash equivalents                                                                       $    199,000         $     92,000
Restricted cash (Note 1)                                                                             310,000              250,000
Accounts receivable, less allowance for doubtful accounts of $658,000 (1998)
   and $669,000 (1997)                                                                             8,365,000            8,021,000
Inventories (Note 5)                                                                              10,989,000           10,851,000
Prepaid expenses and other current assets, including $1,188,000 (1998)
   and $4,155,000 (1997) of prepaid advertising                                                    2,745,000            7,486,000
Notes receivable (Note 8)                                                                          1,800,000
                                                                                                ------------         ------------
         Total current assets                                                                     24,408,000           26,700,000

PROPERTY AND EQUIPMENT, net (Note 6)                                                               4,970,000            5,537,000
NOTES RECEIVABLE (Note 8)                                                                          1,800,000
RECEIVABLE FROM STOCKHOLDER (Note 7)                                                               1,072,000            1,383,000
INVESTMENTS (Note 8)                                                                               3,541,000            2,585,000
GOODWILL, net of accumulated amortization of $1,395,000 (1998) and $971,000 (1997)                 3,409,000            6,393,000
DEFERRED INCOME TAXES (Note 15)                                                                    4,215,000
OTHER ASSETS                                                                                       1,342,000            2,348,000
                                                                                                ------------         ------------
                                                                                                $ 38,742,000         $ 50,961,000
                                                                                                ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                                $  9,461,000         $  5,943,000
Accrued expenses                                                                                   3,080,000            2,028,000
Notes payable (Note 9)                                                                             4,324,000            3,650,000
Commissions and royalties payable                                                                  1,368,000              751,000
Interest payable                                                                                     595,000              270,000
Current portion of long-term debt (Note 13)                                                          215,000              242,000
Income taxes payable                                                                                 279,000              123,000
Loan from stockholder (Note 7)                                                                       248,000
Due to former shareholders of Krasner Group, Inc. (Note 3)                                           280,000              900,000
Deferred gain (Note 8)                                                                             1,642,000
Deferred income taxes (Note 15)                                                                       49,000
Convertible debentures, net of discount of $491,000  (Note 10)                                    10,949,000
                                                                                                ------------         ------------
         Total current liabilities                                                                32,193,000           14,204,000

LONG-TERM DEBT, less current portion (Note 13)                                                       541,000              661,000
CONVERTIBLE DEBENTURES, net of discount of $110,000 (1998) and $444,000 (1997) (Note 10)           2,740,000            9,455,000
DEFERRED GAIN (Note 8)                                                                             1,642,000
                                                                                                ------------         ------------
         Total long-term liabilities                                                               3,281,000           11,758,000

MINORITY INTEREST (Note 1)                                                                           274,000
COMMITMENTS AND CONTINGENCIES (Notes 9 and 12)

STOCKHOLDERS' EQUITY (Note 11):
Common stock, no par value, authorized shares-100,000,000;
   issued and outstanding shares - 20,659,309 (1998) and 18,754,693 (1997), stated at             30,757,000           27,282,000
Additional paid-in capital                                                                         6,112,000            3,904,000
Accumulated deficit                                                                              (29,945,000)          (1,230,000)
Accumulated other comprehensive loss                                                              (3,656,000)          (5,231,000)
                                                                                                ------------         ------------
         Total stockholders' equity                                                                3,268,000           24,725,000

                                                                                                ------------         ------------
                                                                                                $ 38,742,000         $ 50,961,000
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
                                                  ============         ============         ============


See Independent Auditors' Report and Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                                              Retained
                                                                                                             Additional
                                                                             Common Stock                     paid-in
                                                                       Shares             Amount              capital
BALANCE, January 1, 1996                                             13,752,285         $  6,575,000         $    250,000

Exercise of stock warrants                                              687,472            1,176,000
Exercise of stock options                                               885,514              728,000
Exercise of stock options in connection
 with Krasner Group, Inc. acquisition (Note 3)                           62,090              903,000             (427,000)
Issuance of common stock pursuant to
 Krasner Group, Inc. acquisition (Note 3)                                85,162              516,000
Issuance of common stock in connection
 with convertible debentures (Note 10)                                  282,824            1,505,000              (81,000)
Issuance of stock purchase warrants pursuant to
 investment in Pure Energy Corporation (Note 11)                                                                1,875,000
Issuance of stock purchase warrants pursuant to
 S.L.S. Trading Co., Ltd. acquisition (Note 3)                                                                    405,000
Issuance of stock purchase warrants pursuant to
 Krasner Group, Inc. acquisition (Note 3)                                                                       1,674,000
Issuance of common stock pursuant to
 Georgetown Collection, Inc. acquisition (Note 3)                       196,377            1,679,000
Issuance of stock purchase warrants in connection
 with convertible debenture offering (Note 10)                                                                    233,000
Discount on convertible debenture offering (Note 10)                                                            2,735,000
Tax benefit related to exercise of stock options (Note 15)                                                      1,354,000
Foreign currency translation gain
Net income
                                                                    ---------------------------------------------------------

BALANCE, December 31, 1996                                           15,951,724           13,082,000            8,018,000

Exercise of stock options                                               431,250              513,000
Exercise of stock warrants                                              317,237              280,000
Issuance of common stock in connection with
 Krasner Group, Inc. acquisition (Note 3)                               243,606            1,253,000
Issuance of common stock in connection
 with convertible debentures (Note 10)                                1,620,350           11,262,000
Exchange of stock warrants for
  common stock (Notes 3 and 11)                                         190,526              892,000             (892,000)
Cancellation of stock warrants in connection
 with sale of partial interest in
 Pure Energy Corporation (Note 8)                                                                              (1,874,000)
Issuance of stock purchase warrants in connection with
 convertible debenture offering (Note 10)                                                                         434,000
Discount on convertible debenture offering (Note 10)                                                           (1,782,000)
Foreign currency translation loss
Net loss
                                                                    ---------------------------------------------------------
BALANCE, December 31, 1997                                           18,754,693           27,282,000            3,904,000


                                                                     Accumulated
                                                                      earnings             other
                                                                    (Accumulated         comprehensive
                                                                      deficit)           income (loss)              Total
BALANCE, January 1, 1996                                              $  1,775,000          $         --          $  8,600,000

Exercise of stock warrants                                                                                           1,176,000
Exercise of stock options                                                                                              728,000
Exercise of stock options in connection
 with Krasner Group, Inc. acquisition (Note 3)                                                                         476,000
Issuance of common stock pursuant to
 Krasner Group, Inc. acquisition (Note 3)                                                                              516,000
Issuance of common stock in connection
 with convertible debentures (Note 10)                                                                               1,424,000
Issuance of stock purchase warrants pursuant to
 investment in Pure Energy Corporation (Note 11)                                                                     1,875,000
Issuance of stock purchase warrants pursuant to
 S.L.S. Trading Co., Ltd. acquisition (Note 3)                                                                         405,000
Issuance of stock purchase warrants pursuant to
 Krasner Group, Inc. acquisition (Note 3)                                                                            1,674,000
Issuance of common stock pursuant to
 Georgetown Collection, Inc. acquisition (Note 3)                                                                    1,679,000
Issuance of stock purchase warrants in connection
 with convertible debenture offering (Note 10)                                                                         233,000
Discount on convertible debenture offering (Note 10)                                                                 2,735,000
Tax benefit related to exercise of stock options (Note 15)                                                           1,354,000
Foreign currency translation gain                                                                 16,000                16,000
Net income                                                               1,372,000                                   1,372,000
                                                                   -----------------------------------------------------------

BALANCE, December 31, 1996                                               3,147,000                16,000            24,263,000

Exercise of stock options                                                                                              513,000
Exercise of stock warrants                                                                                             280,000
Issuance of common stock in connection with
 Krasner Group, Inc. acquisition (Note 3)                                                                            1,253,000
Issuance of common stock in connection
 with convertible debentures (Note 10)                                                                              11,262,000
Exchange of stock warrants for
  common stock (Notes 3 and 11)                                                                                             --
Cancellation of stock warrants in connection
 with sale of partial interest in
 Pure Energy Corporation (Note 8)                                                                                   (1,874,000)
Issuance of stock purchase warrants in connection with
 convertible debenture offering (Note 10)                                                                              434,000
Discount on convertible debenture offering (Note 10)                                                                (1,782,000)
Foreign currency translation loss                                       (5,247,000)           (5,247,000)
Net loss                                                                (4,377,000)                                 (4,377,000)
                                                                   -----------------------------------------------------------
BALANCE, December 31, 1997                                              (1,230,000)           (5,231,000)           24,725,000


See Independent Auditors' Report and Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (CONTINUED)



                                                                                                             Additional
                                                                           Common Stock                       paid-in
                                                                   Shares                Amount               capital
BALANCE, December 31, 1997                                       18,754,693          $ 27,282,000          $  3,904,000

Cashless exercise of stock options                                   72,364                    --
Cancelation of sahres received in payment
  of receivable from shareholder                                   (200,000)             (150,000)
Issuance of stock options to nonemployee                                                                          5,000
Issuance of common stock in connection with
 Krasner Group, Inc. acquisition (Note 3)                           394,389               620,000
Issuance of common stock in connection with
 Georgetown Collection, Inc. acquisition (Note 3)                   250,000               258,000
Issuance of common stock in connection with
 convertible debentures (Note 10)                                 1,387,863             2,747,000              (268,000)
Issuance of stock purchase warrants in connection with
 convertible debentures  (Note 10)                                                                              228,000
Discount on convertible
 debenture offering (Note 10)                                                                                 1,170,000
Increase as a result of Ontro, Inc.'s sale
 of stock, net of income taxes (Note 8)                                                                       1,073,000
Foreign currency translation gain
Net loss

                                                               --------------------------------------------------------
BALANCE, December 31, 1998                                       20,659,309          $ 30,757,000          $  6,112,000
                                                               ========================================================


                                                                    Retained            Accumulated
                                                                    earnings               other
                                                                  (Accumulated         comprehensive
                                                                    deficit)            income (loss)           Total
BALANCE, December 31, 1997                                       $ (1,230,000)         $ (5,231,000)         $ 24,725,000

Cashless exercise of stock options                                                                                     --
Cancelation of sahres received in payment
  of receivable from shareholder                                                                                 (150,000)
Issuance of stock options to nonemployee                                                                            5,000
Issuance of common stock in connection with
 Krasner Group, Inc. acquisition (Note 3)                                                                         620,000
Issuance of common stock in connection with
 Georgetown Collection, Inc. acquisition (Note 3)                                                                 258,000
Issuance of common stock in connection with
 convertible debentures (Note 10)                                                                               2,479,000
Issuance of stock purchase warrants in connection with
 convertible debentures  (Note 10)                                                                                228,000
Discount on convertible
 debenture offering (Note 10)                                                                                   1,170,000
Increase as a result of Ontro, Inc.'s sale
 of stock, net of income taxes (Note 8)                                                                         1,073,000
Foreign currency translation gain                                                         1,575,000             1,575,000
Net loss                                                          (28,715,000)                                (28,715,000)

                                                                 --------------------------------------------------------
BALANCE, December 31, 1998                                       $(29,945,000)         $ (3,656,000)         $  3,268,000
                                                                 ========================================================


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

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-


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

5.   INVENTORIES

At December 31, 1998 and 1997 inventories consist of the following:


                               1998                  1997
                           ------------          ------------
Finished goods             $ 11,710,000          $ 10,892,000
Work-in-process                 663,000               428,000
Raw materials                 1,532,000             1,680,000
Inventory reserves           (2,670,000)           (2,149,000)
                           ============          ============
                           $ 11,235,000          $ 10,851,000
                           ============          ============


6. PROPERTY AND EQUIPMENT

At December 31, 1998 and 1997, property and equipment consist of the following:


                                                1998                 1997
                                            -----------          -----------
 Land, buildings and improvements           $ 2,994,000          $ 2,064,000
 Computer equipment and software                726,000              932,000
 Production models, molds and tools           1,487,000            1,228,000
 Autos                                          217,000              194,000
 Office furniture and equipment                 929,000            1,331,000
 Machinery and equipment                        807,000            1,738,000
                                            -----------          -----------
                                              7,160,000            7,487,000
Accumulated depreciation                     (2,190,000)          (1,950,000)
                                            ===========          ===========
                                            $ 4,970,000          $ 5,537,000
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

In conjunction with the acquisitions described in Note 3 the Company issued stock purchase warrants as part of the consideration paid for these acquisitions. The following table summarizes the warrants issued:


                                                                                             Outstanding
                                Warrants         Exercise                                    at December        Expiration
 Acquisition                     issued            Price       Exercised      Canceled        31, 1998              Date
-----------------------------------------------------------------------------------------------------------------------------
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (CONTINUED)

Option activity under the plans is as follows:


                                                          AVERAGE
                                        NUMBER OF        PRICE PER
                                         SHARES            SHARE
                                       ----------        ---------
Outstanding, January 1, 1996            2,000,000         $   0.75
                                        ---------

Granted                                   273,309             7.65
Exercised                                (885,514)            0.82
Canceled                                  (32,500)            0.75
                                        ---------

Outstanding, December 31, 1996          1,355,295             2.10

Granted                                 1,315,617             4.81
Exercised                                (431,250)            1.21
Canceled                                     (250)            7.75
                                        ---------

Outstanding, December 31, 1997          2,239,412             3.86

Granted                                 2,423,814             1.29
Exercised                                 (72,398)            4.62
Canceled                               (1,594,143)            4.85
                                        ---------

Outstanding, December 31, 1998          2,996,685             1.49
                                        =========


During 1998, as an incentive to employees, key officers and directors, 1,593,643 options were canceled and exchanged for 1,471,456 options at an exercise price of $.64 (120% of fair market value at the date of grant). At December 31, 1998, 1997 and 1996, 2,215,785, 1,692,545 and 652,040 options were exercisable at a weighted average exercise price of $1.78, $4.33 and $2.92, respectively. The weighted average fair value of options granted during 1998, 1997 and 1996, was $.74, $3.29 and $6.65, respectively.

Additional information regarding options outstanding as of December 31, 1998 is as follows:


                         OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                         -------------------                               -------------------
                                     WEIGHTED AVG.
                                       REMAINING        WEIGHTED AVG.                   WEIGHTED AVG.
    RANGE OF           NUMBER         CONTRACTUAL         EXERCISE        NUMBER          EXERCISE
EXERCISE PRICES     OUTSTANDING          LIFE              PRICE       EXERCISABLE         PRICE
--------------------------------------------------------------------------------------------------
 $0.64-1.00          2,586,022         9.29 years         $   0.66      1,805,122         $   0.67
$3.00-$10.00           410,663         8.37 years         $   6.67        410,663         $   6.67
                     -----------------------------------------------------------------------------
                     2,996,685         9.16 years         $   1.49      2,215,785         $   1.78


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


                                                    1998                   1997                   1996
                                               --------------          -------------          -------------
Actual net (loss) income                       $  (28,715,000)         $  (4,377,000)         $   1,372,000
Pro forma net (loss) income                    $  (29,662,000)            (6,657,000)               335,000
Actual net (loss) income per share:
  Basic and diluted                            $           (1.46)      $          (0.24)      $           0.09
Pro forma net (loss) income per share:
  Basic and diluted                            $           (1.51)      $          (0.37)      $           0.02

12. COMMITMENTS AND CONTINGENCIES

Leases - The Company is committed under operating lease agreements for facilities and equipment. The facility leases contain provisions for annual rental increases.

Minimum annual rental commitments under operating leases are as follows:


Year ending December 31:
1999                         $  803,000
2000                            755,000
2001                            714,000
2002                            673,000
2003                            386,000
Thereafter                    1,326,000
                             ----------
                             $4,657,000
                             ==========


Rent expense for the years ended December 31, 1998, 1997 and 1996 was $1,153,000, $578,00 and $650,000, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (CONTINUED)

13. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS


Long-term debt at December 31, 1998 and 1997 consists of:


                                                                  1998               1997
                                                               ---------          ---------
Building mortgage, interest at 11.0% per annum,
  payable in monthly installments of $7,000, including
  interest, collateralized by real estate                      $ 423,000          $ 349,000

Building mortgage, interest at 14.75% per annum,
  payable in monthly installments of $17,000 including
  interest, collateralized by real estate                         75,000            263,000

Equipment leases, interest ranging from 4.90% to
  24.93% per annum, payable in aggregate monthly
  installments of $16,000, including interest,
  collateralized by equipment                                    258,000            291,000
                                                               ---------          ---------
                                                                 756,000            903,000
Less current portion                                            (215,000)          (242,000)
                                                               ---------          ---------
                                                               $ 541,000          $ 661,000
                                                               =========          =========


Principal payments on long-term debt and capital lease obligations are due approximately as follows:


1999                  $  215,000
2000                     104,000
2001                      94,000
2002                      74,000
2003                      51,000
Thereafter               218,000
                      ----------
                      $  756,000
                      ==========


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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (CONTINUED)

15. INCOME TAXES

The provision (benefit) for income taxes consists of the following for the years ended December 31:


                                                                     1998                       1997                       1996
                                                                 ------------               ------------               ------------
Current federal and state income taxes                           $     99,000               $     37,000               $    227,000
Current foreign taxes                                                 113,000                     11,000                    408,000
Deferred federal and state income taxes                            (9,137,000)                (3,282,000)                  (185,000)
Valuation allowance, federal and state income taxes                12,588,000                  2,187,000
                                                                 ------------               ------------               ------------

Provision (benefit) for income taxes                             $  3,663,000               ($ 1,047,000)              $    450,000
                                                                 ============               ============               ============


A reconciliation of the statutory federal rate and the provision (benefit) for income taxes is as follows:


                                                        1998                       1997                       1996
                                                   ------------               ------------               ------------
Federal tax at statutory rate                      ($ 8,864,000)              ($ 1,895,000)              $    684,000
State taxes                                             505,000                    (28,000)                    (8,000)
Goodwill amortization                                   524,000                    125,000                     59,000
Residual U.S. tax on foreign earnings                  (140,000)                  (883,000)                  (313,000)
Valuation allowance                                  10,520,000                    325,000                         --
Non-deductible interest on
     convertible debentures                             764,000                  1,219,000                         --
Other                                                   354,000                     90,000                     28,000
                                                   ------------               ------------               ------------

                                                   $  3,663,000               ($ 1,047,000)              $    450,000
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (CONTINUED)


                                                               1998                       1997                       1996
                                                           ------------               ------------               ------------
Net sales
  Collectible brands                                       $ 39,424,000               $ 46,311,000               $ 26,094,000
  Fashion jewelry brands                                      9,241,000                 11,707,000                  5,805,000
  Fine jewelry                                               11,762,000                 10,272,000                 10,196,000
  Corporate                                                          --                         --                         --
                                                           ------------               ------------               ------------
  Consolidated                                             $ 60,427,000               $ 68,290,000               $ 42,095,000

Operating (loss) income
  Collectible brands                                       $(14,708,000)              $ (2,271,000)              $  1,216,000
  Fashion jewelry brands                                     (2,638,000)                   416,000                    395,000
  Fine jewelry                                                  294,000                    986,000                  2,932,000
  Corporate                                                  (3,316,000)                (1,173,000)                  (693,000)
                                                           ------------               ------------               ------------
  Consolidated                                             $(20,368,000)              $ (2,042,000)              $  3,850,000

Interest expense
  Collectible brands                                       $         --               $         --               $         --
  Fashion jewelry brands                                             --                         --                         --
  Fine jewelry                                                       --                         --                         --
  Corporate                                                   3,658,000                  4,831,000                  1,205,000
                                                           ------------               ------------               ------------
  Consolidated                                             $  3,658,000               $  4,831,000               $  1,205,000

Total assets
  Collectible brands                                       $ 15,702,000               $ 23,130,000               $ 26,813,000
  Fashion jewelry brands                                      2,787,000                  3,948,000                  3,338,000
  Fine jewelry                                               10,431,000                  7,507,000                 12,787,000
  Corporate                                                   9,822,000                 16,376,000                 14,634,000
                                                           ------------               ------------               ------------
  Consolidated                                             $ 38,742,000               $ 50,961,000               $ 57,572,000

Geographic areas Sales to external customers:
    United States                                          $ 50,616,000               $ 59,230,000               $ 32,858,000
    Thailand                                                  9,811,000                  9,060,000                  9,237,000
                                                           ------------               ------------               ------------
    Consolidated                                             60,427,000                 68,290,000                 42,095,000

  Long-lived assets:
    United States                                             3,272,000                  7,823,000                  6,098,000
    Thailand                                                  5,107,000                  4,107,000                  6,983,000
                                                           ------------               ------------               ------------
    Consolidated                                           $  8,379,000               $ 11,930,000               $ 13,081,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (CONTINUED)

17. EARNINGS PER SHARE

Earnings per common share (EPS) data were computed as follows:


1998:                                                                  Income (Loss)          Shares    Per-Share Amount
Net Loss                                                               $(28,715,000)
                                                                       ============

Basic EPS:
Loss available to common shareholders                                   (28,715,000)         19,630,175       $  (1.46)
                                                                                                              =========

Effect of Dilutive Securities                                                    --                  --
                                                                       --------------------------------
Diluted EPS:
Loss available to common stockholders and assumed conversions          $(28,715,000)         19,630,175       $  (1.46)
                                                                       ================================================

1997:

Net Loss                                                               $ (4,377,000)
                                                                       =============

Basic EPS:
Loss available to common shareholders                                    (4,377,000)         18,052,081       $  (0.24)
                                                                                                              =========

Effect of Dilutive Securities                                                    --                  --
                                                                       --------------------------------
Diluted EPS:
Loss available to common stockholders and assumed conversions          $ (4,377,000)         18,052,081       $  (0.24)
                                                                       ================================================

1996:

Net Income                                                             $  1,372,000
                                                                       ============

Basic EPS:
Income available to common shareholders                                   1,372,000          14,713,903       $   0.09
                                                                                                              ========

Effect of Dilutive Securities:
Options and Warrants                                                      1,373,584
Convertible debentures                                                    1,480,000             383,137
                                                                       --------------------------------

Diluted EPS:
Income available to common stockholders and assumed conversions        $  1,520,000          16,470,624       $   0.09
                                                                       ===============================================


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

19. QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                    First                Second               Third                Fourth
                                                   Quarter               Quarter             Quarter               Quarter
                                                 ------------         ------------         ------------         ------------
Year ended December 31, 1998:
     Net sales                                   $ 11,482,000         $ 13,434,000         $ 15,769,000         $ 19,742,000
     Gross profit                                   6,626,000            6,946,000            8,064,000            9,408,000
     Net income (loss)                             (2,576,000)          (2,680,000)          (1,690,000)         (21,769,000)
     Net income (loss) per share, diluted        $      (0.14)        $      (0.14)        $      (0.09)        $      (1.06)

Year ended December 31, 1997:
     Net sales                                   $ 13,441,000         $ 17,609,000         $ 14,112,000         $ 23,128,000
     Gross profit                                   6,975,000            8,908,000            7,635,000           13,982,000
     Net income (loss)                             (3,839,000)            (561,000)            (586,000)             609,000
     Net income (loss) per share, diluted        $      (0.23)        $      (0.03)        $      (0.03)        $       0.04


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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                            Balance at       Additions
                                            beginning        charged to                                          Balance at
                                            of period         expense         Deductions       Adjustments(1)   end of period
                                           -----------      -----------       -----------      --------------   -------------
For the year ended December 31, 1996:
    Allowance for doubtful accounts        $   741,000      $ 1,638,000       $(1,657,000)      $   370,000      $ 1,092,000
                                           ===========      ===========       ===========       ===========      ===========

    Inventory reserve                      $        --      $   121,000       $  (946,000)      $ 3,630,000      $ 2,805,000
                                           ===========      ===========       ===========       ===========      ===========

For the year ended December 31, 1997:
    Allowance for doubtful accounts        $ 1,092,000      $ 1,710,000       $(2,133,000)                       $   669,000
                                           ===========      ===========       ===========       ===========      ===========

    Inventory reserve
                                           $ 2,805,000      $ 1,633,000       $(2,289,000)                       $ 2,149,000
                                           ===========      ===========       ===========       ===========      ===========

For the year ended December 31, 1998:
    Allowance for doubtful accounts        $   669,000      $ 1,872,000       $(1,883,000)                       $   658,000
                                           ===========      ===========       ===========       ===========      ===========

    Inventory reserve                      $ 2,149,000      $ 2,347,000       $(1,826,000)                       $ 2,670,000
                                           ===========      ===========       ===========       ===========      ===========


(1) Additions attributable to acquisitions.

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


Exhibit
Number                Description
------                -----------
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

Exhibit
Number                Description
------                -----------

10.22   Form of Private Securities Subscription Agreement.(6)

10.23   Form of Registration Rights Agreement.(6)

21.1    Subsidiaries of Registrant.(11)

23.0    Consent of Deloitte & Touche LLP, independent auditors. (13)

27.0    Financial Data Schedule (12)

---------------------------

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

(11) Filed as an exhibit to The L.L. Knickerbocker Co., Inc. Form 10-KSB filed with the Securities and Exchange Commission on or about March 31, 1998.

(12) Filed herewith as an exhibit to The L.L. Knickerbocker Co., Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on or about April 15, 1999.

(13)    Filed herewith.

(b)     Reports on Form 8-K
        There were no reports on Form 8-K filed during the fourth quarter of 1998.

(c) See (a)(2) above for a listing of the exhibits included as a part of this report.