Form 10-Q
period 1999-03-31
KNICKERBOCKER L L CO INC
filed 1999-05-17
CIK 932136

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-25488


                        THE L.L. KNICKERBOCKER CO., INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  CALIFORNIA                               33-0230641
        -------------------------------                -------------------
        (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                Identification No.)


           25800 COMMERCENTRE DRIVE
           LAKE FOREST, CALIFORNIA                           92630
   ----------------------------------------            ------------------
   (Address of principal executive offices)                (Zip Code)


         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 595-7900

        Indicate by mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

The number of shares outstanding of the registrant's Common Stock, as of April 30, 1999 was 28,662,753.

                                TABLE OF CONTENTS


ITEM                                                                       PAGE
----                                                                       ----
                                     PART I

1. FINANCIAL INFORMATION.................................................    1

        A.  Condensed Consolidated Statements of Operations (unaudited)
               for the three month periods ended March 31, 1999 and
               March 31, 1998............................................    1
        B.  Condensed Consolidated Statements of Comprehensive Income/
               Loss (unaudited) for the three month periods ended
               March 31, 1999 and March 31, 1998.........................    2
        C.  Condensed Consolidated Balance Sheets at March 31, 1999
               (unaudited) and December 31, 1998.........................    3
        D.  Condensed Consolidated Statements of Cash Flows (unaudited)
               for the three month periods ended March 31, 1999 and
               March 31, 1998............................................    5
        E.  Notes to Condensed Consolidated Financial Statements.........    7

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS................................................  12

        A.  General Business Description..................................  12
        B.  Results of Operations.........................................  12
        C.  Liquidity and Capital Resources...............................  14


                                     PART II

1. LEGAL PROCEEDINGS....................................................    17

2. CHANGES IN SECURITIES AND USE OF PROCEEDS............................    18

4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................    18

6. EXHIBITS AND REPORTS ON FORM 8-K.....................................    18

   SIGNATURES...........................................................    19

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE L.L. KNICKERBOCKER CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                                     Three months ended March 31,
                                                   --------------------------------
                                                       1999                1998
                                                   ------------        ------------
Sales, net of returns                              $  9,485,000        $ 11,482,000
Cost of sales                                         4,768,000           4,856,000
                                                   ------------        ------------
Gross profit                                          4,717,000           6,626,000
Advertising expense                                   1,122,000           2,413,000
Selling expense                                       1,769,000             978,000
General and administrative expense                    3,567,000           4,793,000
                                                   ------------        ------------
Operating loss                                       (1,741,000)         (1,558,000)
Loss on equity method investments                            --             553,000
Other (income) expense, net                            (118,000)             17,000
Interest expense (Note 4)                               633,000             581,000
                                                   ------------        ------------
Loss before minority interest and
     income tax expense                              (2,256,000)         (2,709,000)
Minority interest in loss of subsidiary                      --            (133,000)
Income tax expense                                       21,000                  --
                                                   ------------        ------------
Net loss                                           $ (2,277,000)       $ (2,576,000)
                                                   ============        ============
Net loss per share:
  Basic and diluted                                $      (0.09)       $      (0.14)
                                                   ============        ============

Shares used in computing net loss per share:
  Basic and diluted                                  26,138,494          19,053,855
                                                   ============        ============

See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / LOSS
(unaudited)

                                                     Three months ended March 31,
                                                    -------------------------------
                                                        1999                1998
                                                    ------------       ------------
Net Loss                                            $(2,277,000)       $(2,576,000)
Other comprehensive income (loss):
     Foreign currency translation adjustments          (204,000)         1,849,000
                                                    -----------        -----------
Comprehensive loss                                  $(2,481,000)       $  (727,000)
                                                    ===========        ===========

See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                           March 31,    December 31,
                                                              1999         1998
                                                          -----------   ------------
ASSETS

Cash and cash equivalents                                 $   181,000   $   199,000
Restricted cash                                               304,000       310,000
Accounts receivable                                         8,261,000     8,365,000
Inventories                                                11,666,000    10,989,000
Prepaid expenses and other current assets                   2,437,000     2,745,000
Notes receivable                                            1,800,000     1,800,000
                                                          -----------   -----------
    Total current assets                                   24,649,000    24,408,000

Property and equipment, net                                 4,847,000     4,970,000
Receivable from stockholder                                 1,081,000     1,072,000
Investments                                                 3,541,000     3,541,000
Other assets                                                1,251,000     1,342,000
Goodwill, net of accumulated amortization of
    $1,509,000 and $1,395,000 as of March 31, 1999
    and December 31, 1998, respectively                     3,281,000     3,409,000
                                                          -----------   -----------
                                                          $38,650,000   $38,742,000
                                                          ===========   ===========

See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                          March 31,      December 31,
                                                            1999             1998
                                                        -------------   -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                        $  9,396,000    $  9,461,000
Accrued expenses                                           3,868,000       3,080,000
Notes payable                                              5,829,000       4,324,000
Commissions and royalties payable                          1,400,000       1,368,000
Interest payable                                             450,000         595,000
Income taxes payable                                         157,000         279,000
Current portion of long-term debt                            159,000         215,000
Due to former shareholders of Krasner Group, Inc.            203,000         280,000
Deferred gain                                              1,642,000       1,642,000
Convertible debentures, net of discount of
  $299,000 at March 31, 1999 and $491,000
  at December 31, 1998                                     4,741,000      10,949,000
                                                        ------------    ------------
  Total current liabilities                               27,845,000      32,193,000

Long-term debt, less current portion                         493,000         541,000
Convertible debentures, net of discount of
  $47,000 at March 31, 1999 and $110,000
  at December 31, 1998                                     1,853,000       2,740,000
                                                        ------------    ------------
  Total long-term liabilities                              2,346,000       3,281,000
                                                        ------------    ------------
Stockholders' equity:
Common stock                                              38,513,000      30,757,000
Additional paid-in capital                                 6,028,000       6,112,000
Accumulated deficit                                      (32,222,000)    (29,945,000)
Accumulated other comprehensive loss                      (3,860,000)     (3,656,000)
                                                        ------------    ------------
  Total stockholders' equity                               8,459,000       3,268,000
                                                        ------------    ------------
                                                        $ 38,650,000    $ 38,742,000
                                                        ============    ============

See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                             March 31,       March 31,
                                                               1999            1998
                                                           ------------    ------------
Cash flows from operating activities:
Net loss                                                   $(2,277,000)    $(2,576,000)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                341,000         616,000
  Equity in loss of investees                                       --         553,000
  (Gain) loss on disposition of fixed assets                    (9,000)         18,000
  Minority interest                                                 --        (133,000)
  Amortization of debt discount                                255,000          42,000
  Changes in operating accounts:
       Accounts receivable, net                                104,000      (1,568,000)
       Inventories                                            (677,000)     (1,440,000)
       Prepaid expenses and other current assets               308,000      (1,316,000)
       Other assets                                            (39,000)         74,000
       Accounts payable and accrued expenses                   907,000       1,437,000
       Commissions and royalties payable                        32,000        (395,000)
       Income taxes payable                                   (122,000)        (39,000)
                                                           -----------     -----------
Net cash used in operating activities                       (1,177,000)     (4,727,000)

Cash flows from investing activities:
  Acquisitions of property and equipment                      (143,000)       (273,000)
  Proceeds from sales of property and equipment                  9,000          21,000
  Receivable from stockholder                                   (9,000)      1,383,000
                                                           -----------     -----------
Net cash (used in) provided by investing activities           (143,000)      1,131,000

Cash flows from financing activities:
  Net borrowings on line of credit                           1,505,000       2,167,000
  Payments on long-term debt                                   (94,000)        (74,000)
  Borrowings on long-term debt                                      --          52,000
  Proceeds from exercise of common stock purchase
    warrants/options                                                --          75,000
  Net borrowings on stockholder loan                                --         687,000
                                                           -----------     -----------
Net cash provided by financing activities                    1,411,000       2,907,000

Effect of exchange rate changes on cash                       (115,000)      1,030,000
                                                           -----------     -----------
Net increase (decrease) in cash and cash equivalents           (24,000)        341,000
Cash and cash equivalents, beginning of period                 509,000         342,000
                                                           -----------     -----------
Cash and cash equivalents, end of period                   $   485,000     $   683,000
                                                           ===========     ===========
Supplemental disclosures of cash flow information:
    Cash paid for interest                                 $   215,000     $   218,000
                                                           ===========     ===========
    Cash paid for income taxes                             $   105,000     $    32,000
                                                           ===========     ===========

See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY:

During the three months ended March 31, 1999, $7,350,000 of convertible debentures and $240,000 of accrued interest was converted to common stock.

During the three months ended March 31, 1999, the Company issued 151,220 shares of common stock in payment of $77,000 of liability to former shareholders of Krasner Group, Inc.






See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS


NOTE 1: BASIS OF PRESENTATION

The information set forth in these consolidated financial statements is unaudited except for the December 31, 1998 balance sheet. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying condensed consolidated financial statements include the accounts of The L.L. Knickerbocker Co., Inc.; its wholly-owned subsidiaries Krasner Group, Inc., Harlyn International Co., Ltd., L.L. Knickerbocker (Thai) Co., Ltd., and S.L.S. Trading Co., Ltd., and its majority-owned subsidiary Georgetown Collection, Inc. All intercompany accounts and transactions have been eliminated.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Certain prior period balances have been reclassified to conform with current presentation.

NOTE 2:  EARNINGS PER SHARE

The Company computes income (loss) per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which requires the dual presentation of basic and diluted earning per share. Shares issuable upon the exercise of common stock warrants and options and shares issuable upon the conversion of convertible debentures have been excluded from the three month periods ended March 31, 1999 and 1998 per share calculations because their effect is antidilutive.

NOTE 3: INVENTORIES

As of March 31, 1999 and December 31, 1998 inventories consisted of the following:

                                   March 31, 1999       December 31, 1998
                                   --------------       -----------------
         Finished goods             $ 12,228,000           $ 11,710,000
         Work-in-progress                666,000                663,000
         Raw materials                 1,630,000              1,532,000
         Inventory reserves           (2,612,000)            (2,670,000)
                                    ------------           ------------
                                    $ 11,912,000           $ 11,235,000
                                    ============           ============

NOTE 4: CONVERTIBLE DEBENTURES

1998 Debentures - In June 1998, the Company issued Convertible Debentures (the 1998 Debentures) with a face value of $7,000,000 in a private placement to institutional investors. This private placement yielded net proceeds to the Company totaling $6,573,000 after deducting costs associated with issuing the 1998 Debentures. The 1998 Debentures accrue interest at the rate of 6% per annum, payable upon conversion of the related debt. The 1998 Debentures are convertible at the option of the holder into shares of the Company's common stock at the lower of $4.02 or a graduated discounted price ranging from 97% to 90% of an average of the 7 lowest trading days of the 30 consecutive trading days prior to conversion. The discounted price of 90% applies if the investor does not convert prior to the two-year anniversary of the closing date. Through March 31, 1999, the Company issued a total of 4,174,043 shares of its common stock in connection with the conversion of $1,960,000 of the principal amount of the 1998 Debentures, plus interest accrued through the conversion date of $71,000.

The 1998 Debentures were subject to an agreement whereby after approval by the shareholders of the Company of the issuance of the 1998 Debentures and the creation of a class of Preferred Stock of the Company, the 1998 Debentures would be exchanged for shares of newly created Preferred Stock of the Company, the terms of which would be substantially similar to that of the 1998 Debentures. However, the 1998 Debenture Holders chose not to exchange the 1998 Debentures for Preferred Stock, citing a "material adverse effect," which was the decline in the price of the Company's common stock. Under the terms of the related agreements the 1998 Debentures matured on December 28, 1998. The Company was unable to repay the 1998 Debenture Holders as of December 31, 1998 and is in default of the 1998 Debenture Agreement. Although the company is attempting to negotiate an extension of the maturity date, under the terms of the 1998 Debentures the face amount of the Debentures, aggregating $5,040,000, is due and payable by the Company.

The conversion of the securities at a maximum of 90% of the closing price of the Company's common stock resulted in the 1998 Debentures being issued at a discount (the conversion discount). The Company is recognizing the conversion discount as non-cash interest expense over the estimated term of the 1998 Debentures (two years) with a corresponding increase to the original principal amount of the 1998 Debentures. Upon conversion of the 1998 Debentures any portion of the conversion discount not previously recognized is recorded as interest expense on the conversion date. In connection with the issuance of the 1998 Debentures, the Company issued to the investors warrants to purchase 261,194 shares of common stock. The warrants vest as of the grant date with an exercise price of $4.72 per share, which was equivalent to 135% of the fair market value of the Company's common stock at the date of grant and are valid for five years from the date of the grant. The warrants have an ascribed value of $470,000 (determined utilizing the Black-Scholes option-pricing model), which was recorded as debt discount (the warrant discount) and additional paid-in capital. The Company recognized the warrant discount as noncash interest expense over the approximate seven-month term of the securities in 1998. During the three months ended March 31, 1999, a total of $274,000 of noncash interest expense was recorded relating to the 1998 Debentures, including $126,000 relating to the additional conversion discount recorded upon conversion.

1997 Debentures - In September 1997, the Company issued Convertible Debentures (the 1997 Debentures) with a face value of $5,000,000 in a private placement to an institutional investor. This private placement yielded net proceeds to the Company totaling $4,675,000 after deducting costs associated with issuing the 1997 Debentures.The 1997 Debentures accrue interest at the rate of 6% per annum, payable upon conversion of the related debt or at debt maturity of September 7, 2000. The 1997 Debentures are convertible at the option of the holder into shares of the Company's common stock at a graduated discounted price ranging from 97% to 90% of an average of the 7 lowest trading days of the 30 consecutive trading days prior to conversion. The discounted price of 90% applies if the investor does not convert prior to the two-year anniversary of the closing date. As of March 31, 1999, the Company issued a total of 3,312,330 shares of its common stock in connection with the conversion of $3,100,000 of the principal amount of the 1997 Debentures, plus interest accrued through the conversion date of $190,000.

The conversion of the notes at a maximum of 90% of the closing price of the Company's common stock resulted in the 1997 Debentures being issued at a discount (the conversion discount). The conversion discount is being recognized by the Company as noncash interest expense over the estimated term of the 1997 Debentures (two years) with a corresponding increase to the original principal amount of the 1997 Debentures. Upon conversion of the 1997 Debentures, any portion of the conversion discount not previously recognized is recorded as interest expense on the conversion date. During the three months ended March 31, 1999 and 1998, a total of $123,000 and $42,000, respectively, of noncash interest expense was recorded relating to the 1997 Debentures, including $35,000 in the three months ended March 31, 1999 relating to the additional conversion discount recorded upon conversion (none in 1998).

1996 Debentures - In September 1996, the Company issued Convertible Debentures (the 1996 Debentures) with a face value of $15,500,000 in a private placement to institutional investors. This private placement yielded net proceeds to the Company totaling $14,730,000 after deducting costs associated with issuing the 1996 Debentures. The Debentures accrued interest of the rate of 7% per year, payable quarterly. The Debentures were convertible at the option of the holder into shares of the Company's common stock at a price equal to 85% of the closing price of the Company's common stock at the date of conversion, subject to a minimum and maximum conversion price of $5.25 and $12.00 per share, at any time through the second anniversary of the original date of issuance. In January 1997, the Company reached agreement with the debenture holders to tender all outstanding Debentures to the Company in exchange for new convertible Debentures (the New Debentures). Under the terms of the agreement, New Debentures were issued with a face value of 117.5% of the face value of the tendered debentures. The New Debentures bear interest at 7% per year, payable quarterly. The New Debentures were convertible at the option of the holder into shares of the Company's common stock at $8.00 per share. The New Debentures matured on January 31, 1999.

Through December 31, 1998, the Company issued a total of 1,940,674 shares of its common stock in connection with the conversion of $12,799,000 of the original principal amount of the Debentures, plus interest accrued through the conversion date of $268,000. During the three months ended March 31, 1999, the Company issued 586,650 shares of its common stock in connection with the conversion of the remaining $4,600,000 principal amount of the New Debentures, plus interest accrued through January 31, 1999 of $93,000.

NOTE 5: BANK FINANCING

The Company has available to use for working capital purposes and to post letters of credit, a line of credit totaling $15,000,000, subject to certain limits. The line of credit encompasses The L.L. Knickerbocker Co., Inc. (LLK), Georgetown Collection, Inc. (GCI) and Krasner Group, Inc. (TKG) and expires in July 1999. Certain credit limits are established for each company. The credit limits are $5,000,000 for LLK, $7,000,000 for GCI and $3,000,000 for TKG.
Borrowing availability is determined by an advance rate on eligible accounts receivable and inventory. The line of credit includes sublimits for letters of credit and bankers acceptances aggregating $7,000,000, $5,000,000 and $3,000,000 for GCI, LLK and TKG, respectively. Borrowings bear interest at the bank's base rate (7.75% at March 31, 1999) plus 2% for GCI and TKG borrowings, and plus 1% for LLK borrowings or, at the Company's option, an adjusted LIBOR rate. In addition, the Company is charged an Unused Line fee of .25% of the unused portion of the revolving loans.

At March 31, 1999, the Company had $5,829,000 of cash borrowings outstanding and no outstanding letters of credit. Borrowings are collateralized by substantially all assets of the Company. The line of credit agreement contains, among other things, restrictive financial covenants, which require the Company to maintain certain leverage and current ratios (computed annually and quarterly), an interest coverage ratio (computed annually) and to achieve certain levels of annual income. The agreement also limits GCI annual capital expenditures and prohibits the payment of dividends. At March 31, 1999, the Company was not in compliance with certain of these covenants. As a result of noncompliance under the terms of the line of credit agreement, the lender has the right to demand immediate repayment of the outstanding balance. Absent the rights of the lender due to noncompliance, available borrowings under the line of credit aggregated approximately $850,000 at March 31, 1999.

S.L.S. and Harlyn have available lines of credit aggregating 66,000,000 Thai baht (approximately $1,746,000 at March 31, 1999). Outstanding borrowings bear interest at rates ranging from 8.5% to 10.5%. One such line of credit was secured by restricted cash of approximately $300,000 at March 31, 1999 and December 31, 1998.

NOTE 6: LITIGATION

Plaintiff Michael Elam filed an action in Orange County Superior Court (Case No. 759883) on or about February 16, 1996, against Louis L. Knickerbocker, Tamara Knickerbocker and the Company alleging causes of action for conversion, breach of fiduciary duty, fraud, debitatus assumpsit, intentional interference with contract, constructive trust, breach of oral agreement, specific performance, money had and received, open book account and spoliation of evidence. The plaintiff sought money damages and/or shares of stock of the Company ranging between $500,000 and $35,000,000 as a result of prior business affiliations with Mr. Knickerbocker, alleging that the Company is liable as a successor-in-interest for the debts of Mr. Knickerbocker's prior companies, and that Mr. Knickerbocker was obligated to allow the plaintiff to participate in the Company when it was created. The defendants are vigorously opposing the lawsuit. A motion for summary judgment filed in August 1998 eliminated those causes of action claiming an interest in the Company's predecessor, Knickerbocker Creations, Ltd. On April 21, 1999, the Company reached a settlement with the plaintiff to settle the litigation in exchange for shares of Pure Energy Corporation held by the Company with a carrying value of $168,000. This amount is included in accrued liabilities at March 31, 1999 and December 31, 1998.

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

The Company brought claims against State Street Bank and Trust Company ("State Street") in federal district court in Boston, Massachusetts (Civil Action No. 97-12573-NO, U.S. District Court, D. MA) for conversion, breach of contract, unjust enrichment, a declaratory judgment and violation of Massachusetts General Laws, c. 93A arising from State Street's wrongful retention of 72,188 shares of the Company's common stock after the Company's obligations to State Street under a Settlement Agreement of the prior indebtedness of Georgetown Collection, Inc., a subsidiary acquired in 1996, had been paid in full. The stock retained by State Street had an original value of $617,000. State Street denies liability and brought a counterclaim against the Company for breach of contract and specific performance seeking $102,000 in damages, plus attorneys fees and costs. Discovery is substantially complete, and the final pre-trial conference is scheduled on June 1, 1999. The company is currently negotiating with State Street to settle the above matter.

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

A former shareholder of GCI alleges that the Company is liable for a $750,000 note payable to the former shareholder. No accrual for potential loss related to this note has been recorded as of March 31, 1999, as the Company believes that the note payable was settled in connection with the acquisition of GCI and that the Company is not liable for this amount.

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

NOTE 7: SUBSEQUENT EVENTS

In April 1999, the Company issued 870,235 shares of its common stock in connection with the conversion of $100,000 and $175,000 of the principal amount of the 1997 Debentures and 1998 Debentures, respectively, plus interest accrued through the conversion date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes the operations of The L.L. Knickerbocker Co., Inc. and subsidiaries for each of the periods discussed.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

NET SALES

Net sales decreased to $9,485,000 for the three months ended March 31, 1999 from $11,482,000 for the three months ended March 31, 1998, a decrease of $1,997,000, or 17.4%. The $1,997,000 decrease in net sales was comprised of decreases of $3,971,000 in the Company's non-celebrity, direct response and catalog-driven collectible doll programs and $671,000 in the Company's fine jewelry program, offset by increases in net sales of $1,839,000 in the Company's celebrity-driven collectible doll program and $806,000 in the Company's fashion jewelry program. The decrease in non-celebrity collectible doll revenues was primarily attributed to the continuation of the planned reduction in direct response advertising spending which began in the second half of 1998. The Company is curtailing direct response advertising spending until the direct response brands reach targeted profitability goals, previously unmet in the past twelve months. The decrease in net sales from the Company's fine jewelry program was primarily attributed to short term liquidity problems experienced in Asia, which limited the Company's ability to fulfill backlogged orders in the quarter. The increase in net sales from celebrity-driven collectible doll programs is due primarily to increased sales to the Company's largest home shopping industry customer and from the Company's expansion of its retail base of customers, an area of focus by the Company since the second half of 1998. The Company continues to assess the potential of sales expansion of existing products through new distribution channels, as well as continuing to develop new product categories.

GROSS PROFIT

Gross profit decreased to $4,717,000 for the three months ended March 31, 1999 from $6,626,000 for the three months ended March 31, 1998, a decrease of $1,909,000, or 28.8%. As a percentage of net sales, gross profit for the quarter decreased to 49.7% in 1999 from 57.7% in 1998. The decrease in the gross profit percentage in 1999 from 1998 is due primarily to a change in the sales mix of products sold directly to the consumer via print advertisements and catalogs, versus products sold by the Company at wholesale prices. In 1999, 22.7% of the Company's sales were directly to the consumer through catalogs and print advertisements, referred to as direct response sales, versus 53.0% in 1998. Direct response sales, as opposed to wholesale, business to business sales, generate higher margins to the Company as the products are sold at retail prices to individual consumers. Therefore, the Company's gross profit percentage will vary depending on the relationship of direct response sales to total sales for the Company during the year. Correspondingly, should the majority of the Company's sales come from fine jewelry sales in any period, the gross profit percentage of the Company will be lower due to lower historical margins associated with jewelry production and sales.

ADVERTISING EXPENSE

Advertising expense decreased to $1,122,000 for the three months ended March 31, 1999 from $2,413,000 for the three months ended March 31, 1998, a decrease of $1,291,000, or 53.5%. The $1,291,000 decrease in advertising expense is due primarily to the Company's continuation of its planned reduction in unprofitable direct response advertising spending which began in the second half of 1998. Included in advertising expense are advertisement printing costs, catalog-printing costs, media space in magazines, and advertisement creative and development costs.

SELLING EXPENSE

Selling expense increased to $1,769,000 for the three months ended March 31, 1999 from $978,000 for the three months ended March 31, 1998, an increase of $791,000, or 80.9%. As a percentage of net sales, selling expense increased from 8.5% in 1998 to 18.7% in 1999. The increase in selling expense is due primarily to increases in trade show and commission expenses related to the Company's expansion of its products into the retail distribution channel and higher variable royalty expense attributable to higher revenues in 1999 for the Company's celebrity-driven collectible doll and fashion jewelry programs. Selling expense includes royalty expense, commission expense, trade show expenses, and other sales promotion expenses.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense decreased to $3,567,000 for the three months ended March 31, 1999 from $4,793,000 for the three months ended March 31, 1998, a decrease of $1,226,000, or 25.6%. The percentage of revenues represented by these expenses decreased from 41.7% in 1998 to 37.6% in 1999. The dollar decrease in general and administrative expenses, as well as the decrease as a percentage of revenues, was due primarily to the Company's aggressive consolidation efforts which began in the fourth quarter of 1998 combined with the Company's continued focus on lowering operating costs.

LOSS ON EQUITY METHOD INVESTMENTS

Loss on equity method investments decreased to $0 for the three months ended March 31, 1999 from $553,000 for the three months ended March 31, 1998. The major components of the 1998 loss from equity method investments stem from the Company's 50% interest in Arkenol Asia, LLC and its interest in Pure Energy Corporation (PEC), both development-stage corporations. Under the equity method of accounting, the Company recorded loss on equity method investments equal to the investees' net loss multiplied by the Company's ownership percentage. Effective April 1, 1998, the Company discontinued the application of the equity method to its investment in PEC due to the Company's lack of significant influence over the operations of PEC. Additionally, during the year ended December 31, 1998, the Company wrote off its investment in Arkenol Asia LLC due to the inactivity of the joint venture.

OTHER (INCOME) EXPENSE

Other income increased to $118,000 for the three months ended March 31, 1999 from expense of $17,000 for the three months ended March 31, 1998, a change of $135,000. The change is primarily attributable to $66,000 of foreign currency gains from transactions of the Company's Thailand operations in the three months ended March 31, 1999 compared to foreign currency transaction losses of $32,000 in the comparable 1998 period, due to fluctuations in the Thai baht.

INTEREST EXPENSE

Interest expense increased to $633,000 for the three months ended March 31, 1999 from $581,000 for the three months ended March 31, 1998, an increase of $52,000, or 9.0%. The increase in interest expense relates primarily to the issuance of $7,000,000 face value of convertible debentures in June 1998. This increase is offset by decreases due to the maturity of the 1996 Debentures on January 31, 1999, and the conversion to common stock of $3,100,000 face value of the 1997 Debentures during 1998 and the first quarter of 1999. Included in interest expense for the three months ended March 31, 1999 and 1998, is noncash interest related to convertible debentures of $403,000 and $206,000, respectively. The remaining balance of interest expense includes interest on borrowings from working capital lines of credit and mortgages on buildings owned by the Company.

NET LOSS

As a result of the foregoing factors, net loss decreased to $2,277,000 for the three months ended March 31, 1999 from net loss of $2,576,000 for the three months ended March 31, 1998, a decrease in net loss of $299,000

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations from internally generated cash flow, short-term borrowings and equity financings. As of March 31, 1999 the Company had negative working capital of $3,196,000. Working capital decreased from $13,159,000 at March 31, 1998. Through the first quarter of 1999, the Company has continued to invest most of its available funds generated from operations and raised in its convertible debenture financing by capitalizing subsidiaries, purchasing inventory for seasonal needs and developing new product categories.

The Company has available to use for working capital purposes and to post letters of credit, a line of credit totaling $15,000,000, subject to certain limits. The line of credit encompasses The L.L. Knickerbocker Co., Inc. (LLK), Georgetown Collection, Inc. (GCI) and Krasner Group, Inc. (TKG) and expires in July 1999. Certain credit limits are established for each company. The credit limits are $5,000,000 for LLK, $7,000,000 for GCI and $3,000,000 for TKG.
Borrowing availability is determined by an advance rate on eligible accounts receivable and inventory. The line of credit includes sublimits for letters of credit and bankers acceptances aggregating $7,000,000, $5,000,000 and $3,000,000 for GCI, LLK and TKG, respectively. Borrowings bear interest at the bank's base rate (7.75% at March 31, 1999) plus 2% for GCI and TKG borrowings and plus 1% for LLK borrowings or, at the Company's option, an adjusted LIBOR rate. In addition, the Company is charged an Unused Line fee of .25% of the unused portion of the revolving loans. The Company, due to its consolidation efforts, is in the process of reallocating borrowing limits among the remaining operational subsidiaries.

At March 31, 1999, the Company had $5,829,000 of cash borrowings outstanding. Borrowings are collateralized by substantially all assets of the Company. The line of credit agreement contains, among other things, restrictive financial covenants, which require the Company to maintain certain leverage and current ratios (computed annually and quarterly), an interest coverage ratio (computed annually) and to achieve certain levels of annual income. The agreement also limits GCI annual capital expenditures and prohibits the payment of dividends. At March 31, 1999, the Company was not in compliance with certain of these covenants. As a result of noncompliance under the terms of the line of credit agreement, the lender has the right to demand immediate repayment of the outstanding balance. Absent the rights of the lender due to non-compliance, available borrowings under the line of credit aggregated approximately $850,000 at March 31, 1999. The two-year term of the line of credit is expiring in July 1999, which, at expiration will need to either be paid off in full or renewed. The Company currently does not have sufficient funds to pay off the line of credit should the facility not be renewed. The Company believes that the facility will be renewed, but no assurances can be made that the Company will be successful in renewing the line of credit. The Company is in the process of expanding distribution and product categories and is limited in its ability to borrow on the $15,000,000 credit facility based upon current levels of inventory and receivables. As a result of the limitations on the usage of the $15,000,000 credit facility, the Company has looked to outside financing to supplement the credit facility, completing a $7,000,000 convertible debenture offering in a private placement to institutional investors in June 1998 (the 1998 Debentures). The 1998 Debentures were subject to an agreement whereby after approval by the shareholders of the Company of the issuance of the 1998 Debentures and the creation of a class of Preferred Stock of the Company, the 1998 Debentures would be exchanged for shares of newly created Preferred Stock of the Company, the terms of which would be substantially similar to that of the 1998 Debentures. The Preferred Stock would be convertible into shares of common stock of the Company at the lower of $4.02 or a graduated discounted price ranging from 97% to 90% of an average of the 7 lowest trading days of the 30 consecutive trading days prior to conversion. The discounted price of 90% would have applied if the investor did not convert prior to the two-year anniversary of the closing date. Citing the decline in the Company's stock price, the holders of the 1998 Debentures chose not to complete the exchange into Preferred Stock. As a result, under the terms of the agreements related to the 1998 Debentures (the Agreements), the 1998 Debentures matured on December 28, 1998. The Company has received a demand for payment from one of the holders of the 1998 Debentures and currently does not have sufficient funds to pay off the balance. The Company is negotiating with the holders of the 1998 Debentures to extend the note, but no assurances can be made that the Company will be successful in the negotiations. As a result, the Company has reflected the 1998 Debentures as a current liability in the accompanying financial statements.

Cash flow used in operations was $1,177,000 in the three months ended March 31, 1999 compared to $4,727,000 in the comparable 1998 period. This $3,550,000 decrease in cash used in operations was due primarily to a $299,000 decrease in net loss offset by a $275,000 decrease in depreciation and amortization and a $553,000 decrease in equity in loss of investees; a $233,000 decrease in accounts payable net of inventories, a $1,008,000 decrease in prepaid expenses and other current assets and a $1,672,000 decrease in accounts receivable.

Cash flow used in investing activities was $143,000 for the three months ended March 31, 1999, primarily related to acquisitions of property and equipment. Cash flow provided by financing activities was $1,411,000 in the first quarter of 1999 due primarily to borrowings on the $15,000,000 credit facility. The current ratio for the Company increased from .76 at December 31, 1998 to .89 at March 31, 1999.

The Company believes it will be necessary to raise additional funds from additional debt or equity financing or asset sales, to sustain its operations. The Company is in the process of obtaining necessary operational financing and believes it will be successful in its efforts to obtain the financing. There can be no assurance that the Company will be successful in raising such funds on terms acceptable to it, or at all. Additionally, the Company is in the process of negotiating a reduction in outstanding liabilities with its trade creditors. The Company's future success is dependent upon raising additional financing to provide for the necessary operations of the Company and to repay existing financing, as necessary. If the Company is unable to obtain additional financing, there would be a material adverse effect on the Company's business, financial position and results of operations.

SEASONALITY AND QUARTERLY RESULTS

The Company's business is subject to seasonal fluctuations. The Company's direct response and catalog brands have historically experienced greater sales in the latter portion of the year. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Plaintiff Michael Elam filed an action in Orange County Superior Court (Case No. 759883) on or about February 16, 1996, against Louis L. Knickerbocker, Tamara Knickerbocker and the Company alleging causes of action for conversion, breach of fiduciary duty, fraud, debitatus assumpsit, intentional interference with contract, constructive trust, breach of oral agreement, specific performance, money had and received, open book account and spoliation of evidence. The plaintiff is seeking money damages and/or shares of stock of the Company ranging between $500,000 and $35,000,000 as a result of prior business affiliations with Mr. Knickerbocker, alleging that the Company is liable as a successor-in-interest for the debts of Mr. Knickerbocker's prior companies, and that Mr. Knickerbocker was obligated to allow the plaintiff to participate in the Company when it was created. The defendants are vigorously opposing the lawsuit. A motion for summary judgment filed in August 1998 eliminated those causes of action claiming an interest in the Company's predecessor, Knickerbocker Creations, Ltd. On April 21, 1999, the Company reached a settlement with the plaintiff to settle the litigation in exchange for shares of Pure Energy Corporation held by the Company with a carrying value of $168,000. This amount is included in accrued liabilities at March 31, 1999 and December 31, 1998.

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

The Company brought claims against State Street Bank and Trust Company ("State Street") in federal district court in Boston, Massachusetts (Civil Action No. 97-12573-NO, U.S. District Court, D. MA) for conversion, breach of contract, unjust enrichment, a declaratory judgment and violation of Massachusetts General Laws, c. 93A arising from State Street's wrongful retention of 72,188 shares of the Company's common stock after the Company's obligations to State Street under a Settlement Agreement of the prior indebtedness of Georgetown Collection, Inc., a subsidiary acquired in 1996, had been paid in full. The stock retained by State Street had an original value of $617,000. State Street denies liability and brought a counterclaim against the Company for breach of contract and specific performance seeking $102,000 in damages, plus attorneys fees and costs. Discovery is substantially complete, and the final pre-trial conference is scheduled on June 1, 1999. The company is currently negotiating with State Street to settle the above matter.

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

A former shareholder of GCI alleges that the Company is liable for a $750,000 note payable to the former shareholder. No accrual for potential loss related to this note has been recorded as of March 31, 1999, as the Company believes that the note payable was settled in connection with the acquisition of GCI and that the Company is not liable for this amount.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 1999, the Company issued 6,136,130 shares of its common stock in connection with the conversion of $950,000 and $1,800,000 of the principal amount of the 1997 Debentures and 1998 Debentures, respectively, plus interest accrued through the conversion date. Additionally, during the three months ended March 31, 1999, the Company issued 586,650 shares of its common stock in connection with the conversion at maturity of the remaining $4,600,000 principal amount of the 1996 New Debentures, plus interest accrued through January 31, 1999, the maturity date. The issuance of such shares of common stock was deemed to be exempt from registration under the Act by virtue of Section 4(2) of the Act and Regulation D promulgated thereunder because the issuance did not involve a public offering.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 5, 1999, the Company held a Special Meeting of Shareholders. The meeting involved (1) the approval of a proposed amendment to the Company's articles of incorporation to authorize the issuance of 10,000,000 shares of preferred stock, and (2) the approval of transactions contemplated by a June 8, 1998 Securities Purchase Agreement, including the issuance by the Company of convertible term debentures. The number of shares cast is as follows:

                                                        For       Against    Abstain
                                                    ----------    -------    -------
(1) Approval of the issuance of preferred stock:    10,485,327    322,913    41,109
(2) Approval of Securities Purchase Agreement:      10,462,353    324,388    62,608

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     27.0 -- Financial Data Schedule

(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               THE L.L. KNICKERBOCKER CO., INC.


Date: May 14, 1999                             By: /s/ Anthony P. Shutts
                                                   -----------------------------
                                                   Anthony P. Shutts
                                                   Chief Financial Officer
                                                   (Principal financial and
                                                   accounting officer)

                                 EXHIBIT INDEX


Exhibit
Number                             Description
------                             -----------
 27.0          Financial Data Schedule