Form 10-Q
period 1999-06-30
KNICKERBOCKER L L CO INC
filed 1999-08-13
CIK 932136

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-25488


                        THE L.L. KNICKERBOCKER CO., INC.
             (Exact name of registrant as specified in its charter)


              CALIFORNIA                                          33-0230641
     ------------------------------                          -------------------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)


         25800 COMMERCENTRE DRIVE                                   92630
         LAKE FOREST, CALIFORNIA                                  ----------
----------------------------------------                          (Zip Code)
(Address of principal executive offices)


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

The number of shares outstanding of the registrant's Common Stock, as of July 30, 1999 was 36,135,815.

                                TABLE OF CONTENTS

ITEM                                                                                             PAGE
----                                                                                             ----
                                     PART I

1.      FINANCIAL INFORMATION..................................................................   1

        A.       Condensed Consolidated Statements of Operations (unaudited) for the three
                    month periods ended June 30, 1999 and June 30, 1998 .......................   1
        B.       Condensed Consolidated Statements of Operations (unaudited) for the six
                    month periods ended June 30, 1999 and June 30, 1998........................   2
        C.       Condensed Consolidated Statements of Comprehensive Income/Loss
                    (unaudited) for the three and six month periods ended June 30, 1999 and
                    June 30, 1998..............................................................   3
        D.       Condensed Consolidated Balance Sheets at June 30, 1999
                    (unaudited) and December 31, 1998..........................................   4
        E.       Condensed Consolidated Statements of Cash Flows (unaudited)
                    for the six month periods ended June 30, 1999 and
                    June 30, 1998..............................................................   6
        F.       Notes to Condensed Consolidated Financial Statements..........................   8

2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...................................................  13

        A.       General Business Description..................................................  13
        B.       Results of Operations.........................................................  13
        C.       Liquidity and Capital Resources...............................................  16


                                     PART II

1.       LEGAL PROCEEDINGS......................................................................  20

2.       CHANGES IN SECURITIES AND USE OF PROCEEDS..............................................  21

3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK.........................................................................  21

6.       EXHIBITS AND REPORTS ON FORM 8-K.......................................................  21

         SIGNATURES.............................................................................  22

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

THE L.L. KNICKERBOCKER CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1999 AND 1998
(unaudited)

                                                   1999            1998
                                               ------------    ------------
Sales, net of returns                          $ 13,367,000    $ 13,434,000
Cost of sales                                     7,379,000       6,488,000
                                               ------------    ------------

Gross profit                                      5,988,000       6,946,000
Advertising expense                                 926,000       2,611,000
Selling expense                                   1,983,000       1,483,000
General and administrative expense                3,660,000       5,372,000
                                               ------------    ------------

Operating loss                                     (581,000)     (2,520,000)
Loss on equity method investments                        --         262,000
Other (income) expense, net                         (49,000)        163,000
Interest expense (Note 4)                           503,000         702,000
                                               ------------    ------------
Loss before minority interest and
     income taxes                                (1,035,000)     (3,647,000)
Minority interest in loss of subsidiary                  --        (141,000)
Income tax expense (benefit)                         53,000        (826,000)
                                               ------------    ------------
Net loss                                       $ (1,088,000)   $ (2,680,000)
                                               ============    ============

Net loss per share:
  Basic and diluted                            $      (0.04)   $      (0.14)
                                               ============    ============

Shares used in computing net loss per share:
  Basic and diluted                              29,638,455      19,126,757
                                               ============    ============


See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1999 AND 1998
(unaudited)

                                                   1999            1998
                                               ------------    ------------
Sales, net of returns                          $ 22,852,000    $ 24,916,000
Cost of sales                                    12,147,000      11,344,000
                                               ------------    ------------
Gross profit                                     10,705,000      13,572,000
Advertising expense                               2,048,000       5,024,000
Selling expense                                   3,752,000       2,461,000
General and administrative expense                7,227,000      10,165,000
                                               ------------    ------------

Operating loss                                   (2,322,000)     (4,078,000)
Loss on equity method investments                        --         815,000
Other (income) expense, net                        (167,000)        180,000
Interest expense (Note 4)                         1,136,000       1,283,000
                                               ------------    ------------
Loss before minority interest and
     income taxes                                (3,291,000)     (6,356,000)
Minority interest in loss of subsidiary                  --        (274,000)
Income tax expense (benefit)                         74,000        (826,000)
                                               ------------    ------------
Net loss                                       $ (3,365,000)   $ (5,256,000)
                                               ============    ============

Net loss per share:
  Basic and diluted                            $      (0.12)   $      (0.28)
                                               ============    ============

Shares used in computing net loss per share:
  Basic and diluted                              27,883,713      19,038,910
                                               ============    ============


See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / LOSS
(unaudited)

                                             Three months ended June 30,    Six months ended June 30,
                                             --------------------------    --------------------------
                                                 1999           1998           1999           1998
                                             -----------    -----------    -----------    -----------
Net loss                                     $(1,088,000)   $(2,680,000)   $(3,365,000)   $(5,256,000)
Other comprehensive income (loss):
  Foreign currency translation adjustments        81,000     (1,038,000)      (123,000)       811,000
                                             -----------    -----------    -----------    -----------
Comprehensive loss                           $(1,007,000)   $(3,718,000)   $(3,488,000)   $(4,445,000)
                                             ===========    ===========    ===========    ===========


See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                            June 30,     December 31,
                                                              1999          1998
                                                           -----------   -----------
ASSETS

Cash and cash equivalents                                  $   425,000   $   199,000
Restricted cash                                                310,000       310,000
Accounts receivable                                         10,591,000     8,365,000
Inventories                                                  9,646,000    10,989,000
Prepaid expenses and other current assets                    2,038,000     2,745,000
Notes receivable                                             1,800,000     1,800,000
                                                           -----------   -----------
   Total current assets                                     24,810,000    24,408,000

Property and equipment, net                                  4,864,000     4,970,000
Receivable from stockholder                                  1,106,000     1,072,000
Investments                                                  3,541,000     3,541,000
Other assets                                                 1,140,000     1,342,000
Goodwill, net of accumulated amortization of $1,622,000
    at June 30, 1999 and $1,395,000 at December 31, 1998     3,182,000     3,409,000
                                                           -----------   -----------
                                                           $38,643,000   $38,742,000
                                                           ===========   ===========


See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                         June 30,      December 31,
                                                           1999            1998
                                                       ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                       $  9,792,000    $  9,461,000
Accrued expenses                                          1,942,000       1,974,000
Notes payable                                             7,651,000       5,430,000
Commissions and royalties payable                         1,955,000       1,368,000
Interest payable                                            463,000         595,000
Income taxes payable                                        138,000         279,000
Current portion of long-term debt                           120,000         215,000
Due to former shareholders of Krasner Group, Inc.                --         280,000
Deferred gain                                             1,642,000       1,642,000
Convertible debentures, net of discount of $163,000
  at June 30, 1999 and $491,000 at December 31, 1998      3,327,000      10,949,000
                                                       ------------    ------------
  Total current liabilities                              27,030,000      32,193,000

Long-term debt, less current portion                        492,000         541,000
Convertible debentures, net of discount of $19,000
  at June 30, 1999 and $110,000 at December 31, 1998      1,781,000       2,740,000
                                                       ------------    ------------
  Total long-term liabilities                             2,273,000       3,281,000

Stockholders' equity:

Common stock                                             40,408,000      30,757,000
Additional paid-in capital                                6,021,000       6,112,000
Accumulated deficit                                     (33,310,000)    (29,945,000)
Accumulated other comprehensive loss                     (3,779,000)     (3,656,000)
                                                       ------------    ------------
  Total stockholders' equity                              9,340,000       3,268,000
                                                       ------------    ------------
                                                       $ 38,643,000    $ 38,742,000
                                                       ============    ============


See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                             June 30,       June 30,
                                                              1999           1998
                                                           -----------    -----------
Cash flows from operating activities:
Net loss                                                   $(3,365,000)   $(5,256,000)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                654,000      1,369,000
  Equity in loss of investees                                       --        815,000
  (Gain) loss on disposition of fixed assets                    (2,000)        18,000
  Minority interest                                                 --       (274,000)
  Amortization of debt discount                                419,000        160,000
  Expense related to issuance of stock options                      --          5,000
  Deferred income taxes                                             --       (800,000)
  Changes in operating accounts:
       Accounts receivable, net                             (2,226,000)    (1,971,000)
       Inventories                                           1,343,000     (1,345,000)
       Prepaid expenses and other current assets               707,000       (372,000)
       Other assets                                             26,000       (108,000)
       Accounts payable and accrued expenses                   598,000        871,000
       Commissions and royalties payable                       587,000        (91,000)
       Income taxes payable                                   (141,000)       (72,000)
       Due to former shareholders of Krasner Group, Inc.       (60,000)
                                                           -----------    -----------
Net cash used in operating activities                       (1,460,000)    (7,051,000)

Cash flows from investing activities:
  Acquisitions of property and equipment                      (286,000)      (534,000)
  Proceeds from sales of property and equipment                 19,000         21,000
  Receivable from stockholder                                  (34,000)       641,000
  Investments/advances to investees                                 --       (487,000)
                                                           -----------    -----------
Net cash used in investing activities                         (301,000)      (359,000)

Cash flows from financing activities:
  Net borrowings on line of credit                           2,221,000      1,502,000
  Payments on long-term debt                                  (143,000)      (148,000)
  Net repayments on stockholder loan                                --       (248,000)
  Deferred debt issue costs                                         --       (427,000)
  Proceeds from issuance of convertible debentures                  --      7,000,000
                                                           -----------    -----------
 Net cash provided by financing activities                   2,078,000      7,679,000

Effect of exchange rate changes on cash                        (91,000)       345,000
                                                           -----------    -----------
Net increase in cash and cash equivalents                      226,000        614,000
Cash and cash equivalents, beginning of period                 509,000        342,000
                                                           -----------    -----------
Cash and cash equivalents, end of period                   $   735,000    $   956,000
                                                           ===========    ===========


See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

        Cash paid for interest       $412,000   $566,000
                                     ========   ========

        Cash paid for income taxes   $105,000   $ 40,000
                                     ========   ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY:

During the six months ended June 30, 1999 and 1998, $9,000,000 and $250,000 of convertible debentures and $342,000 and $32,000 of accrued interest, respectively, was converted to common stock.

During the six months ended June 30, 1999 and 1998, the Company issued 441,007 and 38,954 shares of common stock in payment of $220,000 and $155,000, respectively, of liability to former shareholders of Krasner Group, Inc.

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Certain prior period balances have been reclassified to conform with current presentation.

NOTE 2:  EARNINGS PER SHARE

The Company computes income (loss) per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which requires the dual presentation of basic and diluted earning per share. Shares issuable upon the exercise of common stock warrants and options and shares issuable upon the conversion of convertible debentures have been excluded from the three and six month periods ended June 30, 1999 and 1998 per share calculations because their effect is antidilutive.

NOTE 3:  INVENTORIES

Inventories consisted of the following:

                            June 30, 1999       December 31, 1998
                            -------------       -----------------
        Finished goods       $ 10,517,000         $ 11,710,000
        Work-in-progress          589,000              663,000
        Raw materials           1,338,000            1,532,000
        Inventory reserves     (2,552,000)          (2,670,000)
                             ------------         ------------
                             $  9,892,000         $ 11,235,000
                             ============         ============

NOTE 4:  CONVERTIBLE DEBENTURES

1998 Debentures - In June 1998, the Company issued Convertible Debentures (the 1998 Debentures) with a face value of $7,000,000 in a private placement to institutional investors. This private placement yielded net proceeds to the Company totaling $6,573,000 after deducting costs associated with issuing the 1998 Debentures. The 1998 Debentures accrue interest at the rate of 6% per annum, payable upon conversion of the related debt. The 1998 Debentures are convertible at the option of the holder into shares of the Company's common stock at the lower of $4.02 or a graduated discounted price ranging from 97% to 90% of an average of the 7 lowest trading days of the 30 consecutive trading days prior to conversion. The discounted price of 90% applies if the investor does not convert prior to the two-year anniversary of the closing date. Through June 30, 1999, the Company issued a total of 9,639,726 shares of its common stock in connection with the conversion of $3,510,000 of the principal amount of the 1998 Debentures, plus interest accrued through the conversion date of $164,000.

The 1998 Debentures were subject to an agreement whereby after approval by the shareholders of the Company of the issuance of the 1998 Debentures and the creation of a class of Preferred Stock of the Company, the 1998 Debentures would be exchanged for shares of newly created Preferred Stock of the Company, the terms of which would be substantially similar to that of the 1998 Debentures. However, the 1998 Debenture Holders chose not to exchange the 1998 Debentures for Preferred Stock, citing a "material adverse effect," which was the decline in the price of the Company's common stock. Under the terms of the related agreements the 1998 Debentures matured on December 28, 1998. The Company was unable to repay the 1998 Debenture Holders as of December 31, 1998 and is in default of the 1998 Debenture Agreement. Although the company is attempting to negotiate an extension of the maturity date, under the terms of the 1998 Debentures the face amount of the Debentures, aggregating $3,490,000, is due and payable by the Company.

The conversion of the securities at a maximum of 90% of the closing price of the Company's common stock resulted in the 1998 Debentures being issued at a discount (the conversion discount). The Company is recognizing the conversion discount as non-cash interest expense over the estimated term of the 1998 Debentures (two years) with a corresponding increase to the original principal amount of the 1998 Debentures. Upon conversion of the 1998 Debentures any portion of the conversion discount not previously recognized is recorded as interest expense on the conversion date. In connection with the issuance of the 1998 Debentures, the Company issued to the investors warrants to purchase 261,194 shares of common stock. The warrants vest as of the grant date with an exercise price of $4.72 per share, which was equivalent to 135% of the fair market value of the Company's common stock at the date of grant and are valid for five years from the date of the grant. The warrants have an ascribed value of $470,000 (determined utilizing the Black-Scholes option-pricing model), which was recorded as debt discount (the warrant discount) and additional paid-in capital. The Company recognized the warrant discount as noncash interest expense over the approximate seven-month term of the securities in 1998. During the six months ended June 30, 1999 and 1998, a total of $480,000 and $41,000, respectively, of noncash interest expense was recorded relating to the 1998 Debentures, including $207,000 in the six months ended June 30, 1999 relating to the additional conversion discount recorded upon conversion (none in 1998).

1997 Debentures - In September 1997, the Company issued Convertible Debentures (the 1997 Debentures) with a face value of $5,000,000 in a private placement to an institutional investor. This private placement yielded net proceeds to the Company totaling $4,675,000 after deducting costs associated with issuing the 1997 Debentures.The 1997 Debentures accrue interest at the rate of 6% per annum, payable upon conversion of the related debt or at debt maturity of September 7, 2000. The 1997 Debentures are convertible at the option of the holder into shares of the Company's common stock at a graduated discounted price ranging from 97% to 90% of an average of the 7 lowest trading days of the 30 consecutive trading days prior to conversion. The discounted price of 90% applies if the investor does not convert prior to the two-year anniversary of the closing date. As of June 30, 1999, the Company issued a total of 3,663,882 shares of its common stock in connection with the conversion of $3,200,000 of the principal amount of the 1997 Debentures, plus interest accrued through the conversion date of $200,000.

The conversion of the notes at a maximum of 90% of the closing price of the Company's common stock resulted in the 1997 Debentures being issued at a discount (the conversion discount). The conversion discount is being recognized by the Company as noncash interest expense over the estimated term of the 1997 Debentures (two years) with a corresponding increase to the original principal amount of the 1997 Debentures. Upon conversion of the 1997 Debentures, any portion of the conversion discount not previously recognized is recorded as interest expense on the conversion date. During the six months ended June 30, 1999 and 1998, a total of $202,000 and $255,000, respectively, of noncash interest expense was recorded relating to the 1997 Debentures, including $37,000 and $19,000 in the six months ended June 30, 1999 and 1998, respectively, relating to the additional conversion discount recorded upon conversion.

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

NOTE 5:  BANK FINANCING

Through July 16, 1999, the Company had available to use for working capital purposes and to post letters of credit, a line of credit totaling $15,000,000, subject to certain limits. The line of credit encompassed The L.L. Knickerbocker Co., Inc. (LLK), Georgetown Collection, Inc. (GCI) and Krasner Group, Inc. (TKG) and expired on July 16, 1999. At the expiration of the line of credit on July 16, 1999, the Company did not have sufficient funds to pay off the line of credit. The Company entered into a forbearance agreement with the financial institution initially extending the general terms of the line of credit until August 30, 1999 and in the event certain conditions are met, until September 20, 1999. The forbearance agreement limits the Company's use of the credit facility to total borrowings of $6,250,000. The Company is in the process of working to replace the current line of credit with a new facility, however there can be no assurance of the Company's success in doing so. Under the current credit facility, borrowing availability is determined by an advance rate on eligible accounts receivable and inventory. Borrowings bear interest at the bank's base rate (7.75% at June 30, 1999) plus 2% through July 31, 1999, increasing to 3% thereafter. In addition, the Company is charged an Unused Line fee of .25% of the unused portion of the revolving loans.

At June 30, 1999, the Company had $5,616,000 of cash borrowings outstanding. Borrowings are collateralized by substantially all assets of the Company. The line of credit agreement contains, among other things, restrictive financial covenants, which require the Company to maintain certain leverage and current ratios (computed annually and quarterly), an interest coverage ratio (computed annually) and to achieve certain levels of annual income. The agreement also prohibits the payment of dividends. At June 30, 1999, the Company was not in compliance with certain of these covenants. As a result of noncompliance under the terms of the line of credit agreement, the lender has the right to demand immediate repayment of the outstanding balance. Absent the rights of the lender due to non-compliance, available borrowings under the line of credit aggregated approximately $610,000 at June 30, 1999.

S.L.S. and Harlyn have available lines of credit aggregating 66,000,000 Thai baht (approximately $1,784,000 at June 30, 1999). Outstanding borrowings bear interest at rates ranging from 8.5% to 10.5%. One such line of credit was secured by restricted cash of approximately $300,000 at June 30, 1999 and December 31, 1998.

NOTE 6:  LITIGATION

Plaintiff Michael Elam filed an action in Orange County Superior Court (Case No. 759883) on or about February 16, 1996, against Louis L. Knickerbocker, Tamara Knickerbocker and the Company alleging causes of action for conversion, breach of fiduciary duty, fraud, debitatus assumpsit, intentional interference with contract, constructive trust, breach of oral agreement, specific performance, money had and received, open book account and spoliation of evidence. The plaintiff sought money damages and/or shares of stock of the Company ranging between $500,000 and $35,000,000 as a result of prior business affiliations with Mr. Knickerbocker, alleging that the Company is liable as a successor-in-interest for the debts of Mr. Knickerbocker's prior companies, and that Mr. Knickerbocker was obligated to allow the plaintiff to participate in the Company when it was created. The defendants are vigorously opposing the lawsuit. A motion for summary judgment filed in August 1998 eliminated those causes of action claiming an interest in the Company's predecessor, Knickerbocker Creations, Ltd. On April 21, 1999, the Company reached a settlement with the plaintiff to settle the litigation in exchange for shares of Pure Energy Corporation (PEC) held by the Company with a carrying value of $168,000. This amount is included in accrued liabilities at June 30, 1999 and December 31, 1998. Due to restrictions placed by the Company's lender (Note 5) on the transfer of PEC shares, the Company has been unable to fulfill the terms of the settlement agreement and risks future litigation should the terms of the agreement not be fulfilled in the future.

The Company's predecessor, Knickerbocker Creations, Ltd., filed an action in the Los Angeles Superior Court in 1991 (Case No. 060405) against Excess, Inc., Beverly Johnson and Alan Johnson. The suit seeks repayment of $157,000, together with pre-judgment interest and lost profits, as a result of defendants' failure to manufacture and ship various clothing goods. A cross-complaint was filed by Beverly Johnson against Knickerbocker Creations, Ltd. and Louis Knickerbocker for $25,000 for commissions allegedly owed to her. The Company became involved in the case in the fall of 1998 when a motion to substitute The L.L. Knickerbocker Company, Inc. as plaintiff and cross-defendant for Knickerbocker Creations, Ltd., an inactive corporation, was granted by the court. The matter is currently set for trial on September 13, 1999.

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

A former shareholder of GCI alleges that the Company is liable for a $750,000 note payable to the former shareholder. No accrual for potential loss related to this note has been recorded as of June 30, 1999, as the Company believes that the note payable was settled in connection with the acquisition of GCI and that the Company is not liable for this amount.

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

NOTE 7: SUBSEQUENT EVENTS

Subsequent to June 30, 1999, the Company issued 2,907,328 shares of its common stock in connection with the conversion of $695,000 of the principal amount of the 1998 Debentures plus interest accrued through the conversion date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes the operations of The L.L. Knickerbocker Co., Inc. and subsidiaries for each of the periods discussed.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

NET SALES

Net sales decreased to $13,367,000 for the three months ended June 30, 1999 from $13,434,000 for the three months ended June 30, 1998, a decrease of $67,000, or
 .5%. The $67,000 decrease in net sales was comprised of decreases of $3,153,000 in the Company's non-celebrity, direct response and catalog-driven collectible doll programs and $828,000 in the Company's fine jewelry program, offset by increases in net sales of $3,239,000 in the Company's celebrity-driven collectible doll program and $675,000 in the Company's fashion jewelry program. The decrease in non-celebrity collectible doll revenues was primarily attributed to the continuation of the planned reduction in direct response advertising spending which began in the second half of 1998. The Company is curtailing direct response advertising spending until the direct response brands reach targeted profitability goals, previously unmet in the past twenty four months. The decrease in net sales from the Company's fine jewelry program was primarily attributed to short term liquidity problems experienced in Asia, which limited the Company's ability to fulfill backlogged orders in the quarter. The increase in net sales from celebrity-driven collectible doll programs is due primarily to increased sales to the Company's largest home shopping industry customer and from the Company's expansion of its retail base of customers, an area of focus by the Company since the second half of 1998. The Company continues to assess the potential of sales expansion of existing products through new distribution channels, as well as continuing to develop new product categories.

GROSS PROFIT

Gross profit decreased to $5,988,000 for the three months ended June 30, 1999 from $6,946,000 for the three months ended June 30, 1998, a decrease of $958,000, or 13.8%. As a percentage of net sales, gross profit for the quarter decreased to 44.8% in 1999 from 51.7% in 1998. The decrease in the gross profit percentage in 1999 from 1998 is due primarily to a change in the sales mix of products sold directly to the consumer via print advertisements and catalogs, versus products sold by the Company at wholesale prices. In 1999, 14.6% of the Company's sales were directly to the consumer via catalogs and print advertisements, referred to as direct response sales, versus 38.0% in 1998. Direct response sales, as opposed to wholesale, business to business sales, generate higher gross margins to the Company as the products are sold at retail prices to individual consumers, but require substantial advertising expenditures. Therefore, the Company's gross profit percentage will vary depending on the relationship of direct response sales to total sales for the Company during the year. Correspondingly, should the majority of the Company's sales come from fine jewelry sales in any period, the gross profit percentage of the Company will be lower due to lower historical margins associated with jewelry production and sales.

ADVERTISING EXPENSE

Advertising expense decreased to $926,000 for the three months ended June 30,1999 from $2,611,000 for the three months ended June 30, 1998, a decrease of $1,685,000, or 64.5%. The $1,685,000 decrease in advertising expense is primarily attributed to the Company's continuation of its planned reduction in unprofitable direct response advertising spending which began in the second half of 1998. Included in advertising expense are advertisement printing costs, catalog-printing costs, media space in magazines, and creative and development costs.

SELLING EXPENSE

Selling expense increased to $1,983,000 for the three months ended June 30,1999 from $1,483,000 for the three months ended June 30, 1998, an increase of $500,000, or 33.7%. As a percentage of net sales, selling expense increased from 11.0% in 1998 to 14.8% in 1999. The increase in selling expense is primarily attributed to increases in commission expenses related to the Company's expansion of its products into the retail distribution channel and higher variable celebrity royalty expense attributable to higher revenues in 1999 for the Company's celebrity-driven collectible doll and fashion jewelry programs. Selling expense includes royalty expense, commission expense, trade show expenses, and other sales promotion expenses.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense decreased to $3,660,000 for the three months ended June 30, 1999 from $5,372,000 for the three months ended June 30, 1998, a decrease of $1,712,000, or 31.9%. The percentage of revenues represented by these expenses decreased from 40.0% in 1998 to 27.4% in 1999. The dollar decrease in general and administrative expenses, as well as the decrease as a percentage of revenues, was due primarily to the Company's aggressive consolidation efforts which began in the fourth quarter of 1998 combined with the Company's continued focus on lowering operating costs.

LOSS ON EQUITY METHOD INVESTMENTS

Loss on equity method investments decreased to $0 for the three months ended June 30, 1999 from $262,000 for the three months ended June 30, 1998. The major components of the 1998 loss from equity method investments stem from the Company's 50% interest in Arkenol Asia, LLC, a development-stage corporation. Under the equity method of accounting, the Company recorded loss on equity method investments equal to the investee's net loss multiplied by the Company's ownership percentage. Effective April 1, 1998, the Company discontinued the application of the equity method to its investment in PEC due to the Company's lack of significant influence over the operations of PEC. Additionally, during the year ended December 31, 1998, the Company wrote off its investment in Arkenol Asia LLC due to the inactivity of the joint venture.

OTHER (INCOME) EXPENSE

Other income increased to $(49,000) for the three months ended June 30, 1999 from expense of $163,000 for the three months ended June 30, 1998, a change of $212,000. The change is primarily attributable to $11,000 of foreign currency gains from transactions of the Company's Thailand operations in the three months ended June 30, 1999 compared to foreign currency transaction losses of $167,000 in the comparable 1998 period, due to fluctuations in the Thai Baht.

INTEREST EXPENSE

Interest expense decreased to $503,000 for the three months ended June 30, 1999 from $702,000 for the three months ended June 30, 1998, a decrease of $199,000, or 28.3%. The decrease in interest expense relates primarily to a lower outstanding principal balance of convertible debentures in 1999 over the comparable period in 1998. Included in interest expense for the three months ended June 30, 1999 and 1998, is non-cash interest related to convertible debentures of $285,000 and $228,000, respectively. The remaining balance of interest expense includes interest on borrowings from working capital lines of credit and mortgages on buildings owned by the Company.

NET LOSS

As a result of the foregoing factors, net loss decreased to $1,088,000 for the three months ended June 30, 1999 from net loss of $2,680,000 for the three months ended June 30, 1998, a decrease in net loss of $1,592,000.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

NET SALES

Net sales decreased to $22,852,000 for the six months ended June 30, 1999 from $24,916,000 for the six months ended June 30, 1998, a decrease of $2,064,000, or 8.3%. The $2,064,000 decrease in net sales was comprised of decreases of $7,123,000 in the Company's non-celebrity, direct response and catalog-driven collectible doll programs and $1,330,000 in the Company's fine jewelry program, offset by increases in net sales of $4,908,000 in the Company's celebrity-driven collectible doll program and $1,481,000 in the Company's fashion jewelry program. The decrease in non-celebrity collectible doll revenues was primarily attributed to the continuation of the planned reduction in direct response advertising spending which began in the second half of 1998. The Company is curtailing direct response advertising spending until the direct response brands reach targeted profitability goals, previously unmet in the past twenty four months. The decrease in net sales from the Company's fine jewelry program was primarily attributed to short term liquidity problems experienced in Asia, which limited the Company's ability to fulfill backlogged orders. The increase in net sales from celebrity-driven collectible doll programs is due primarily to increased sales to the Company's largest home shopping industry customer and from the Company's expansion of its retail base of customers, an area of focus by the Company since the second half of 1998. The Company continues to assess the potential of sales expansion of existing products through new distribution channels, as well as continuing to develop new product categories.

GROSS PROFIT

Gross profit decreased to $10,705,000 for the six months ended June 30, 1999 from $13,572,000 for the six months ended June 30, 1998, a decrease of $2,867,000, or 21.1%. As a percentage of net sales, gross profit for the six month period decreased to 46.8% in 1999 from 54.5% in 1998. The decrease in the gross profit percentage in 1999 from 1998 is due primarily to a change in the sales mix of products sold directly to the consumer via print advertisements and catalogs, versus products sold by the Company at wholesale prices. In 1999, 17.8% of the Company's sales were directly to the consumer through catalogs and print advertisements, referred to as direct response sales, versus 44.9% in 1998. Direct response sales, as opposed to wholesale, business to business sales, generate higher gross margins to the Company as the products are sold at retail prices to individual consumers, but require substantial advertising expenditures. Therefore, the Company's gross profit percentage will vary depending on the relationship of direct response sales to total sales for the Company during the year. Correspondingly, should the majority of the Company's sales come from fine jewelry sales in any period, the gross profit percentage of the Company will be lower due to lower historical margins associated with jewelry production and sales.

ADVERTISING EXPENSE

Advertising expense decreased to $2,048,000 for the six months ended June 30,1999 from $5,024,000 for the six months ended June 30, 1998, a decrease of $2,976,000, or 59.2%. The $2,976,000 decrease in advertising expense is primarily attributed to the Company's continuation of its planned reduction in unprofitable direct response advertising spending which began in the second half of 1998. Included in advertising expense are advertisement printing costs, catalog-printing costs, media space in magazines, and creative and development costs.

SELLING EXPENSE

Selling expense increased to $3,752,000 for the six months ended June 30,1999 from $2,461,000 for the six months ended June 30, 1998, an increase of $1,291,000, or 52.5%. As a percentage of net sales, selling expense increased from 9.9% in 1998 to 16.4% in 1999. The increase in selling expense is primarily attributed to increases in commission expenses related to the Company's expansion of its products into the retail distribution channel and higher variable celebrity royalty expense attributable to higher revenues in

1999 for the Company's celebrity-driven collectible doll and fashion jewelry programs. Selling expense includes royalty expense, commission expense, trade show expenses, and other sales promotion expenses.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense decreased to $7,227,000 for the six months ended June 30, 1999 from $10,165,000 for the six months ended June 30, 1998, a decrease of $2,938,000, or 28.9%. The percentage of revenues represented by these expenses decreased from 40.8% in 1998 to 31.6% in 1999. The dollar decrease in general and administrative expenses, as well as the decrease as a percentage of revenues, was due primarily to the Company's aggressive consolidation efforts which began in the fourth quarter of 1998 combined with the Company's continued focus on lowering operating costs.

LOSS ON EQUITY METHOD INVESTMENTS

Loss on equity method investments decreased to $0 for the six months ended June 30, 1999 from $815,000 for the six months ended June 30, 1998. The major components of the 1998 loss from equity method investments stem from the Company's 50% interest in Arkenol Asia, LLC and its interest in Pure Energy Corporation ("PEC"), both development-stage corporations. Under the equity method of accounting, the Company recorded loss on equity method investments equal to the investees' net loss multiplied by the Company's ownership percentage. Effective April 1, 1998, the Company discontinued the application of the equity method to its investment in PEC due to the Company's lack of significant influence over the operations of PEC. Additionally, during the year ended December 31, 1998, the Company wrote off its investment in Arkenol Asia LLC due to the inactivity of the joint venture.

OTHER (INCOME) EXPENSE

Other income increased to $(167,000) for the six months ended June 30, 1999 from expense of $180,000 for the six months ended June 30, 1998, a change of $347,000. The change is primarily attributable to $78,000 of foreign currency gains from transactions of the Company's Thailand operations in the six months ended June 30, 1999 compared to foreign currency transaction losses of $220,000 in the comparable 1998 period, due to fluctuations in the Thai Baht.

INTEREST EXPENSE

Interest expense decreased to $1,136,000 for the six months ended June 30, 1999 from $1,283,000 for the six months ended June 30, 1998, a decrease of $147,000,or 11.5%. The decrease in interest expense relates primarily to a lower outstanding principal balance of convertible debentures in 1999 over the comparable period in 1998. Included in interest expense for the six months ended June 30, 1999 and 1998, is non-cash interest related to convertible debentures of $688,000 and $532,000, respectively. The remaining balance of interest expense includes interest on borrowings from working capital lines of credit and mortgages on buildings owned by the Company.

NET LOSS

As a result of the foregoing factors, net loss decreased to $3,365,000 for the six months ended June 30, 1999 from net loss of $5,256,000 for the six months ended June 30, 1998, a decrease in net loss of $1,891,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations from internally generated cash flow, short-term borrowings and equity financings. As of June 30, 1999 the Company had negative working capital of $2,220,000. Working capital increased from negative $7,785,000 at December 31, 1998 to negative $2,220,000.

Through July 16, 1999, the Company had available to use for working capital purposes and to post letters of credit, a line of credit totaling $15,000,000, subject to certain limits. The line of credit encompassed The L.L. Knickerbocker Co., Inc. (LLK), Georgetown Collection, Inc. (GCI) and Krasner Group, Inc. (TKG) and expired on July 16, 1999. At the expiration of the line of credit on July 16, 1999, the Company did not have sufficient funds to pay off the line of credit. The Company entered into a forbearance agreement with the financial institution initially extending the general terms of the line of credit until August 30, 1999 and in the event certain conditions are met, until September 20, 1999. The forbearance agreement limits the Company's use of the credit facility to total borrowings of $6,250,000. The Company is in the process of working to replace the current line of credit with a new facility, however there can be no assurance of the Company's success in doing so. Under the current credit facility, borrowing availability is determined by an advance rate on eligible accounts receivable and inventory. Borrowings bear interest at the bank's base rate (7.75% at June 30, 1999) plus 2% through July 31, 1999, increasing to 3% thereafter. In addition, the Company is charged an Unused Line fee of .25% of the unused portion of the revolving loans.

At June 30, 1999, the Company had $5,616,000 of cash borrowings outstanding. Borrowings are collateralized by substantially all assets of the Company. The line of credit agreement contains, among other things, restrictive financial covenants, which require the Company to maintain certain leverage and current ratios (computed annually and quarterly), an interest coverage ratio (computed annually) and to achieve certain levels of annual income. The agreement also prohibits the payment of dividends. At June 30, 1999, the Company was not in compliance with certain of these covenants. As a result of noncompliance under the terms of the line of credit agreement, the lender has the right to demand immediate repayment of the outstanding balance. Absent the rights of the lender due to non-compliance, available borrowings under the line of credit aggregated approximately $610,000 at June 30, 1999.

The Company is in the process of expanding distribution and product categories and is limited in its ability to borrow on the $6,250,000 credit facility based upon current levels of inventory and receivables. As a result of the limitations on the usage of the credit facility, the Company has looked to outside financing to supplement the credit facility, completing a $7,000,000 convertible debenture offering in a private placement to institutional investors in June 1998 (the 1998 Debentures). The 1998 Debentures were subject to an agreement whereby after approval by the shareholders of the Company of the issuance of the 1998 Debentures and the creation of a class of Preferred Stock of the Company, the 1998 Debentures would be exchanged for shares of newly created Preferred Stock of the Company, the terms of which would be substantially similar to that of the 1998 Debentures. The Preferred Stock would be convertible into shares of common stock of the Company at the lower of $4.02 or a graduated discounted price ranging from 97% to 90% of an average of the 7 lowest trading days of the 30 consecutive trading days prior to conversion. The discounted price of 90% would have applied if the investor did not convert prior to the two-year anniversary of the closing date. Citing the decline in the Company's stock price, the holders of the 1998 Debentures chose not to complete the exchange into Preferred Stock. As a result, under the terms of the agreements related to the 1998 Debentures (the Agreements), the 1998 Debentures matured on December 28, 1998. The Company has received a demand for payment from one of the holders of the 1998 Debentures and currently does not have sufficient funds to pay off the balance. The Company is negotiating with the holders of the 1998 Debentures to extend the note, but no assurances can be made that the Company will be successful in the negotiations. As a result, the Company has reflected the 1998 Debentures as a current liability in the accompanying financial statements.

Cash flow used in operations was $1,460,000 in the six months ended June 30,1999 compared to $7,051,000 in the comparable 1998 period. This $5,591,000 decrease in cash used in operations was due primarily to a $1,891,000 decrease in net loss offset by a $715,000 decrease in depreciation and amortization and a $815,000 decrease in equity in loss of investees, in addition to a $2,415,000 decrease in accounts payable net of inventories, a $1,079,000 decrease in prepaid expenses and other current assets, a $255,000 decrease in accounts receivable, a $800,000 decrease in deferred income taxes and a $678,000 increase in commissions and royalties payable.

Cash flow used in investing activities was $301,000 for the six months ended June 30, 1999, primarily related to acquisitions of property and equipment. Cash flow provided by financing activities was $2,078,000 in the first half of 1999 due primarily to borrowings on the bank credit facility. The current ratio for the Company increased from .76 at December 31, 1998 to .92 at June 30, 1999. The Company is in the process of obtaining necessary operational financing and believes it will be successful in its efforts to obtain the financing. However, there can be no assurance that the Company will be successful in raising such funds on terms acceptable to it, or at all. Additionally, the Company is in the process of negotiating a reduction in outstanding liabilities with its trade creditors. The Company's future success is dependent upon replacing its working capital line of credit with its current financial institution and working with its overdue trade creditors in structuring settlements of outstanding balances. If the Company is unable to obtain additional financing and work out settlements with its trade creditors, there would be a material adverse effect on the Company's business, financial position and results of operations.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Plaintiff Michael Elam filed an action in Orange County Superior Court (Case No. 759883) on or about February 16, 1996, against Louis L. Knickerbocker, Tamara Knickerbocker and the Company alleging causes of action for conversion, breach of fiduciary duty, fraud, debitatus assumpsit, intentional interference with contract, constructive trust, breach of oral agreement, specific performance, money had and received, open book account and spoliation of evidence. The plaintiff is seeking money damages and/or shares of stock of the Company ranging between $500,000 and $35,000,000 as a result of prior business affiliations with Mr. Knickerbocker, alleging that the Company is liable as a successor-in-interest for the debts of Mr. Knickerbocker's prior companies, and that Mr. Knickerbocker was obligated to allow the plaintiff to participate in the Company when it was created. The defendants are vigorously opposing the lawsuit. A motion for summary judgment filed in August 1998 eliminated those causes of action claiming an interest in the Company's predecessor, Knickerbocker Creations, Ltd. On April 21, 1999, the Company reached a settlement with the plaintiff to settle the litigation in exchange for shares of Pure Energy Corporation (PEC) held by the Company with a carrying value of $168,000. This amount is included in accrued liabilities at June 30, 1999 and December 31, 1998. Due to restrictions placed by the Company's lender (Note 5) on the transfer of PEC shares, the Company has been unable to fulfill the terms of the settlement agreement and risks future litigation should the terms of the agreement not be fulfilled in the future.

The Company's predecessor, Knickerbocker Creations, Ltd., filed an action in the Los Angeles Superior Court in 1991 (Case No. 060405) against Excess, Inc., Beverly Johnson and Alan Johnson. The suit seeks repayment of $157,000, together with pre-judgment interest and lost profits, as a result of defendants' failure to manufacture and ship various clothing goods. A cross-complaint was filed by Beverly Johnson against Knickerbocker Creations, Ltd. and Louis Knickerbocker for $25,000 for commissions allegedly owed to her. The Company became involved in the case in the fall of 1998 when a motion to substitute The L.L. Knickerbocker Company, Inc. as plaintiff and cross-defendant for Knickerbocker Creations, Ltd., an inactive corporation, was granted by the court. The matter is currently set for trial on September 13, 1999.

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

A former shareholder of GCI alleges that the Company is liable for a $750,000 note payable to the former shareholder. No accrual for potential loss related to this note has been recorded as of June 30, 1999, as the Company believes that the note payable was settled in connection with the acquisition of GCI and that the Company is not liable for this amount.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 1999, the Company issued 5,817,235 shares of its common stock in connection with the conversion of $100,000 and $1,550,000 of the principal amount of the 1997 Debentures and 1998 Debentures, respectively, plus interest accrued through the conversion date. The issuance of such shares of common stock was deemed to be exempt from registration under the Act by virtue of Section 4(2) of the Act and Regulation D promulgated thereunder because the issuance did not involve a public offering.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the cost of its bank debt.

Foreign Currency - The Company has subsidiary operations in Thailand, and accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. The Company uses the local currency (Thai baht) as the functional currency for its Thai subsidiaries. Translation adjustments resulting from the process of translating foreign currency financial statements into U.S. dollars were not significant in fiscal 1998 and in the six month period ended June 30, 1999 due to the fact that the exchange rate remained relatively constant throughout the period. Under the current circumstances, the Company believes that the foreign currency market risk is not material. The Company actively monitors its foreign exchange exposure and evaluates possible strategies to reduce its risk. Should circumstances change, the Company intends to implement appropriate strategies at such time that it determines that the benefits outweigh the associated costs. There can be no assurance that management's efforts to reduce foreign exchange exposure will be successful.

Interest Rates - The Company's bank line of credit bears interest based on the lending bank's prime rate. The interest rate on the balance of $5.6 million outstanding at June 30, 1999 ranged from 8.75% to 9.75%. The Company believes that if interest rates were to increase by as much as 10%, the impact on the Company's financial statements would not be material.

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

                                         THE L.L. KNICKERBOCKER CO., INC.


Date:   August 13, 1999                  By:    /s/ Anthony P. Shutts
                                                --------------------------------
                                                Anthony P. Shutts
                                                Chief Financial Officer
                                                (Principal financial and
                                                 accounting officer)

                                 EXHIBIT INDEX

Exhibit
Number                          Description
------                          -----------
  27            Financial Data Schedule