Form 10-Q
period 1999-09-30
KNICKERBOCKER L L CO INC
filed 1999-11-12
CIK 932136

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         COMMISSION FILE NUMBER 0-25488


                        THE L.L. KNICKERBOCKER CO., INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           CALIFORNIA                                           33-0230641
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


       25800 COMMERCENTRE DRIVE
       LAKE FOREST, CALIFORNIA                                     92630
----------------------------------------                     -------------------
(Address of principal executive offices)                         (Zip Code)


        ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 595 - 7900

         Indicate by mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

The number of shares outstanding of the registrant's Common Stock, as of November 3, 1999 was 43,162,733.

                                TABLE OF CONTENTS

                                                                                                 PAGE
                                                                                                 ----
                                                  PART I
                                                  ------
ITEM

 1.      FINANCIAL INFORMATION...................................................................  1

         A.       Condensed Consolidated Statements of Operations (unaudited) for the three month periods ended September 30, 1999 and September 30, 1998 ............  1
         B.       Condensed Consolidated Statements of Operations (unaudited) for the nine month periods ended September 30, 1999 and September 30, 1998............  2
         C.       Condensed Consolidated Statements of Comprehensive Income/Loss
                       (unaudited) for the three and nine month periods ended September 30, 1999 and September 30, 1998....................................................  3
         D.       Condensed Consolidated Balance Sheets at September 30, 1999
                       (unaudited) and December 31, 1998.........................................  4
         E.       Condensed Consolidated Statements of Cash Flows (unaudited) for the nine month periods ended September 30, 1999 and
                       September 30, 1998........................................................  6
         F.       Notes to Condensed Consolidated Financial Statements...........................  8

 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS... 13

         A.       General Business Description................................................... 13
         B.       Results of Operations.......................................................... 13
         C.       Liquidity and Capital Resources................................................ 17

                                                  PART II
                                                  -------

 1.      LEGAL PROCEEDINGS ...................................................................... 21

 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS............................................... 22

 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................. 22

 6.      EXHIBITS AND REPORTS ON FORM 8-K........................................................ 22

         SIGNATURES.............................................................................. 23


PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements

THE L.L. KNICKERBOCKER CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(unaudited)

                                                    1999            1998
                                               ------------    ------------
Sales, net of returns                          $  9,344,000    $ 15,769,000
Cost of sales                                     5,354,000       7,705,000
                                               ------------    ------------
Gross profit                                      3,990,000       8,064,000
Advertising expense                                 375,000       2,124,000
Selling expense                                   1,308,000       2,026,000
General and administrative expense                3,280,000       5,159,000
                                               ------------    ------------
Operating loss                                     (973,000)     (1,245,000)
Loss on equity method investments                        --         167,000
Other (income) expense, net                         (76,000)       (421,000)
Interest expense (Note 4)                           366,000         893,000
                                               ------------    ------------
Loss before income taxes                         (1,263,000)     (1,884,000)
Income tax expense (benefit)                        (72,000)       (194,000)
                                               ------------    ------------
Net loss                                       $ (1,191,000)   $ (1,690,000)
                                               ============    ============

Net loss per share:
  Basic and diluted                            $      (0.03)   $      (0.09)
                                               ============    ============

Shares used in computing net loss per share:
  Basic and diluted                              38,145,602      19,634,624
                                               ============    ============


See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(unaudited)

                                                   1999            1998
                                               ------------    ------------
Sales, net of returns                          $ 32,196,000    $ 40,685,000
Cost of sales                                    17,501,000      19,049,000
                                               ------------    ------------
Gross profit                                     14,695,000      21,636,000
Advertising expense                               2,423,000       7,148,000
Selling expense                                   5,060,000       4,487,000
General and administrative expense               10,507,000      15,324,000
                                               ------------    ------------
Operating loss                                   (3,295,000)     (5,323,000)
Loss on equity method investments                        --         982,000
Other (income) expense, net                        (243,000)       (241,000)
Interest expense (Note 4)                         1,502,000       2,176,000
                                               ------------    ------------
Loss before minority interest and
     income taxes                                (4,554,000)     (8,240,000)
Minority interest in loss of subsidiary                  --        (274,000)
Income tax expense (benefit)                          2,000      (1,020,000)
                                               ============    ============
Net loss                                       $ (4,556,000)   $ (6,946,000)
                                               ============    ============

Net loss per share:
  Basic and diluted                            $      (0.15)   $      (0.36)
                                               ============    ============

Shares used in computing net loss per share:
  Basic and diluted                              31,341,932      19,118,538
                                               ============    ============



See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / LOSS
(unaudited)


                                                Three months ended             Nine months ended
                                                    September 30                 September 30
                                             --------------------------    --------------------------
                                                1999           1998           1999           1998
                                             -----------    -----------    -----------    -----------
Net loss                                     $(1,191,000)   $(1,690,000)   $(4,556,000)   $(6,946,000)
Other comprehensive income (loss):
  Foreign currency translation adjustments      (541,000)       305,000       (664,000)     1,116,000
                                             -----------    -----------    -----------    -----------

Comprehensive loss                           $(1,732,000)   $(1,385,000)   $(5,220,000)   $(5,830,000)
                                             ===========    ===========    ===========    ===========



See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)


                                                               September 30,  December 31,
                                                                   1999          1998
                                                               -------------  ------------
ASSETS
Cash and cash equivalents                                       $   115,000   $   199,000
Restricted cash                                                     285,000       310,000
Accounts receivable                                               9,789,000     8,365,000
Inventories                                                       7,953,000    10,989,000
Prepaid expenses and other current assets                         1,726,000     2,745,000
Notes receivable                                                  1,800,000     1,800,000
                                                                -----------   -----------
   Total current assets                                          21,668,000    24,408,000

Property and equipment, net                                       4,490,000     4,970,000
Receivable from stockholder                                       1,090,000     1,072,000
Investments                                                       3,541,000     3,541,000
Other assets                                                        983,000     1,342,000
Goodwill, net of accumulated amortization of $1,735,000
    at September 30, 1999 and $1,395,000 at December 31, 1998     3,005,000     3,409,000
                                                                -----------   -----------
                                                                $34,777,000   $38,742,000
                                                                ===========   ===========



See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)


                                                          September 30,      December 31,
                                                               1999              1998
                                                          -------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                           $  9,112,000      $  9,461,000
Accrued expenses                                              2,008,000         1,974,000
Notes payable                                                 6,120,000         5,430,000
Commissions and royalties payable                             1,880,000         1,368,000
Interest payable                                                468,000           595,000
Income taxes payable                                            137,000           279,000
Current portion of long-term debt                               120,000           215,000
Due to former shareholders of Krasner Group, Inc.                    --           280,000
Deferred gain                                                 1,642,000         1,642,000
Convertible debentures, net of discount of $96,000 at
  September 30, 1999 and $491,000 at December 31, 1998        4,344,000        10,949,000
                                                           ------------      ------------
  Total current liabilities                                  25,831,000        32,193,000

Long-term debt, less current portion                            433,000           541,000
Convertible debentures, net of discount of $110,000
  at December 31, 1998                                               --         2,740,000
                                                           ------------      ------------
  Total long-term liabilities                                   433,000         3,281,000

Stockholders' equity:
Common stock                                                 41,322,000        30,757,000
Additional paid-in capital                                    6,012,000         6,112,000
Accumulated deficit                                         (34,501,000)      (29,945,000)
Accumulated other comprehensive loss                         (4,320,000)       (3,656,000)
                                                           ------------      ------------
  Total stockholders' equity                                  8,513,000         3,268,000
                                                           ------------      ------------
                                                           $ 34,777,000      $ 38,742,000
                                                           ============      ============


See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)


                                                            September 30,     September 30,
                                                                 1999             1998
                                                            -------------     -------------
Cash flows from operating activities:
Net loss                                                     $(4,556,000)     $(6,946,000)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                  978,000        1,975,000
  Equity in loss of investees                                         --          982,000
  Gain on sale of investment                                          --         (769,000)
  (Gain) loss on disposition of fixed assets                      (2,000)          18,000
  Minority interest                                                   --         (274,000)
  Amortization of debt discount                                  505,000          445,000
  Expense related to issuance of stock options, warrants
    and common stock                                                  --          491,000
  Deferred income taxes                                               --       (1,000,000)
  Changes in operating accounts:
       Accounts receivable, net                               (1,424,000)      (3,880,000)
       Inventories                                             3,032,000       (2,255,000)
       Prepaid expenses and other current assets               1,019,000         (950,000)
       Other assets                                              153,000         (473,000)
       Accounts payable and accrued expenses                      53,000        3,480,000
       Commissions and royalties payable                         512,000          428,000
       Income taxes payable                                     (142,000)        (110,000)
       Due to former shareholders of Krasner Group, Inc.         (60,000)              --
                                                             -----------      -----------
Net cash provided by (used in) operating activities               68,000       (8,838,000)

Cash flows from investing activities:
  Acquisitions of property and equipment                        (514,000)        (846,000)
  Proceeds from sales of property and equipment                   89,000           21,000
  Receivable from stockholder                                    (18,000)         185,000
  Proceeds from sales of investment                                   --          818,000
  Investments/advances to investees                                   --         (571,000)
                                                             -----------      -----------
Net cash used in investing activities                           (443,000)        (393,000)

Cash flows from financing activities:
  Net borrowings on line of credit                               690,000        2,892,000
  Payments on long-term debt                                    (154,000)        (264,000)
  Borrowings on long-term debt                                        --           45,000
  Net repayments on stockholder loan                                  --         (248,000)
  Deferred debt issue costs                                           --         (427,000)
  Proceeds from issuance of convertible debentures                    --        7,000,000
                                                             -----------      -----------
Net cash provided by financing activities                        536,000        8,998,000

Effect of exchange rate changes on cash                         (270,000)         591,000
                                                             -----------      -----------

Net (decrease) increase in cash and cash equivalents            (109,000)         358,000
Cash and cash equivalents, beginning of period                   509,000          342,000
                                                             -----------      -----------
Cash and cash equivalents, end of period                     $   400,000      $   700,000
                                                             ===========      ===========


See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.

(unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                    September 30,    September 30,
                                        1999             1998
                                    -------------    -------------
Cash paid for interest                $529,000         $894,000
                                      ========         ========
Cash paid for income taxes            $ 56,000         $ 78,000
                                      ========         ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY:

During the nine months ended September 30, 1999 and 1998, $9,850,000 and $2,000,000 of convertible debentures and $406,000 and $123,000 of accrued interest, respectively, was converted to common stock.

During the nine months ended September 30, 1999 and 1998, the Company issued 441,007 and 138,031 shares of common stock in payment of $220,000 and $387,000, respectively, of liability to former shareholders of Krasner Group, Inc.

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Certain prior period balances have been reclassified to conform with current presentation.

On August 23, 1999, an involuntary petition under Chapter 7 of the United States Bankruptcy Code was filed against the Company by three of its Asian vendors (the Filing). The Company plans to convert the Filing to a voluntary Chapter 11 filing on or about December 1, 1999, and to propose a plan of reorganization. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Filing and circumstances relating to this event, realization of assets and satisfaction of liabilities are subject to uncertainty. Under Chapter 7, actions to enforce claims against the Company are stayed if the claims arose, or are based on events that occurred, on or before the petition date of August 23, 1999, and such claims cannot be paid or restructured prior to the conclusion of the proceedings or approval of the Bankruptcy Court. A plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities which may be necessary as a consequence of a plan of reorganization. The Company's ability to continue as a going concern is contingent upon, among other things, its ability to formulate a plan of reorganization that will be confirmed by the Bankruptcy Court, to achieve satisfactory levels of profitability and cash flow from operations, maintain compliance with its financing agreement (Note 5) and obtain financing sources to meet future obligations.

NOTE 2:  EARNINGS PER SHARE

The Company computes income (loss) per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which requires the dual presentation of basic and diluted earning per share. Shares issuable upon the exercise of common stock warrants and options and shares issuable upon the conversion of convertible debentures have been excluded from the three and nine month periods ended September 30, 1999 and 1998 per share calculations because their effect is antidilutive.

NOTE 3:  INVENTORIES

Inventories consisted of the following:

                               September 30, 1999      December 31, 1998
                               ------------------      -----------------
          Finished goods          $ 8,958,000             $11,710,000
          Work-in-progress            544,000                 663,000
          Raw materials             1,206,000               1,532,000
          Inventory reserves       (2,505,000)             (2,670,000)
                                  -----------             -----------
                                  $ 8,203,000             $11,235,000
                                  ===========             ===========

NOTE  4:  CONVERTIBLE DEBENTURES

1998 Debentures - In June 1998, the Company issued Convertible Debentures (the 1998 Debentures) with a face value of $7,000,000 in a private placement to institutional investors. This private placement yielded net proceeds to the Company totaling $6,573,000 after deducting costs associated with issuing the 1998 Debentures. The 1998 Debentures accrue interest at the rate of 6% per annum, payable upon conversion of the related debt. The 1998 Debentures are convertible at the option of the holder into shares of the Company's common stock at the lower of $4.02 or a graduated discounted price ranging from 97% to 90% of an average of the 7 lowest trading days of the 30 consecutive trading days prior to conversion. The discounted price of 90% applies if the investor does not convert prior to the two-year anniversary of the closing date. Through September 30, 1999, the Company issued a total of 15,484,680 shares of its common stock in connection with the conversion of $4,210,000 of the principal amount of the 1998 Debentures, plus interest accrued through the conversion date of $210,000.

The 1998 Debentures were subject to an agreement whereby after approval by the shareholders of the Company of the issuance of the 1998 Debentures and the creation of a class of Preferred Stock of the Company, the 1998 Debentures would be exchanged for shares of newly created Preferred Stock of the Company, the terms of which would be substantially similar to that of the 1998 Debentures. However, the 1998 Debenture Holders chose not to exchange the 1998 Debentures for Preferred Stock, citing a "material adverse effect," which was the decline in the price of the Company's common stock. Under the terms of the related agreements the 1998 Debentures matured on December 28, 1998. The Company was unable to repay the 1998 Debenture Holders as of December 31, 1998 and is in default of the 1998 Debenture Agreement. Although the company is attempting to negotiate an extension of the maturity date, under the terms of the 1998 Debentures the face amount of the Debentures, aggregating $2,790,000, is due and payable by the Company.

The conversion of the securities at a maximum of 90% of the closing price of the Company's common stock resulted in the 1998 Debentures being issued at a discount (the conversion discount). The Company is recognizing the conversion discount as non-cash interest expense over the estimated term of the 1998 Debentures (two years) with a corresponding increase to the original principal amount of the 1998 Debentures. Upon conversion of the 1998 Debentures any portion of the conversion discount not previously recognized is recorded as interest expense on the conversion date. In connection with the issuance of the 1998 Debentures, the Company issued to the investors warrants to purchase 261,194 shares of common stock. The warrants vest as of the grant date with an exercise price of $4.72 per share, which was equivalent to 135% of the fair market value of the Company's common stock at the date of grant and are valid for five years from the date of the grant. The warrants have an ascribed value of $470,000 (determined utilizing the Black-Scholes option-pricing model), which was recorded as debt discount (the warrant discount) and additional paid-in capital. The Company recognized the warrant discount as noncash interest expense over the approximate seven-month term of the securities in 1998. During the nine months ended September 30, 1999 and 1998, a total of $592,000 and $200,000, respectively, of noncash interest expense was recorded relating to the 1998 Debentures, including $238,000 in the nine months ended September 30, 1999 relating to the additional conversion discount recorded upon conversion (none in 1998).

1997 Debentures - In September 1997, the Company issued Convertible Debentures (the 1997 Debentures) with a face value of $5,000,000 in a private placement to an institutional investor. This private placement yielded net proceeds to the Company totaling $4,675,000 after deducting costs associated with issuing the 1997 Debentures.The 1997 Debentures accrue interest at the rate of 6% per annum, payable upon conversion of the related debt or at debt maturity of September 7, 2000. The 1997 Debentures are convertible at the option of the holder into shares of the Company's common stock at a graduated discounted price ranging from 97% to 90% of an average of the 7 lowest trading days of the 30 consecutive trading days prior to conversion. The discounted price of 90% applies if the investor does not convert prior to the two-year anniversary of the closing date. As of September 30, 1999, the Company issued a total of 6,044,393 shares of its common stock in connection with the conversion of $3,350,000 of the principal amount of the 1997 Debentures, plus interest accrued through the conversion date of $218,000.

The conversion of the notes at a maximum of 90% of the closing price of the Company's common stock resulted in the 1997 Debentures being issued at a discount (the conversion discount). The conversion discount is being recognized by the Company as noncash interest expense over the estimated term of the 1997 Debentures (two years) with a corresponding increase to the original principal amount of the 1997 Debentures. Upon conversion of the 1997 Debentures, any portion of the conversion discount not previously recognized is recorded as interest expense on the conversion date. During the nine months ended September 30, 1999 and 1998, a total of $270,000 and $432,000, respectively, of noncash interest expense was recorded relating to the 1997 Debentures, including $38,000 and $135,000 in the nine months ended September 30, 1999 and 1998, respectively, relating to the additional conversion discount recorded upon conversion.

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

NOTE 5:  BANK FINANCING

Through July 16, 1999, the Company had available to use for working capital purposes and to post letters of credit, a line of credit totaling $15,000,000, subject to certain limits. The line of credit encompassed The

L.L. Knickerbocker Co., Inc. (LLK), Georgetown Collection, Inc. (GCI) and Krasner Group, Inc. (TKG) and expired on July 16, 1999. At the expiration of the line of credit on July 16, 1999, the Company did not have sufficient funds to pay off the line of credit. The Company entered into a forbearance agreement with the financial institution initially extending the general terms of the line of credit until August 30, 1999 and in the event certain conditions were met, until September 20, 1999. The forbearance agreement limited the Company's use of the credit facility to total borrowings of $6,250,000. As a result of the Filing (Note 1), the financial institution has placed the Company's credit facility on an offering basis, effectively reserving the right to discontinue funding the Company at any time. The Company is in the process of working to replace the current line of credit with a new facility, however there can be no assurance of the Company's success in doing so. Under the current credit facility, borrowing availability is determined by an advance rate on eligible accounts receivable and inventory. Borrowings bear interest at the bank's base rate (8.25% at September 30, 1999) plus 2% through July 31, 1999, increasing to 3% thereafter. In addition, the Company is charged an Unused Line fee of .25% of the unused portion of the revolving loans.

At September 30, 1999, the Company had $4,311,000 of cash borrowings outstanding. Borrowings are collateralized by substantially all assets of the Company. The line of credit agreement contains, among other things, restrictive financial covenants, which require the Company to maintain certain leverage and current ratios (computed annually and quarterly), an interest coverage ratio (computed annually) and to achieve certain levels of annual income. The agreement also prohibits the payment of dividends. At September 30, 1999, the Company was not in compliance with certain of these covenants. As a result of noncompliance under the terms of the line of credit agreement, the lender has the right to demand immediate repayment of the outstanding balance. Absent the rights of the lender due to non-compliance, available borrowings under the line of credit aggregated approximately $681,000 at September 30, 1999.

S.L.S. and Harlyn have available lines of credit aggregating 66,000,000 Thai baht (approximately $1,784,000 at September 30, 1999). Outstanding borrowings bear interest at rates ranging from 8.5% to 10.5%. One such line of credit was secured by restricted cash of approximately $285,000 and $310,000, at September 30, 1999 and December 31, 1998, respectively.

NOTE 6:  LITIGATION

Following is a summary of litigation against the Company existing at September 30, 1999. As a result of the Filing (Note 1), all litigation against the Company has been stayed pursuant to Section 362 of Title 11 of the U.S. Bankruptcy Code.

Plaintiff Michael Elam filed an action in Orange County Superior Court (Case No. 759883) on or about February 16, 1996, against Louis L. Knickerbocker, Tamara Knickerbocker and the Company alleging causes of action for conversion, breach of fiduciary duty, fraud, debitatus assumpsit, intentional interference with contract, constructive trust, breach of oral agreement, specific performance, money had and received, open book account and spoliation of evidence. The plaintiff sought money damages and/or shares of stock of the Company ranging between $500,000 and $35,000,000 as a result of prior business affiliations with Mr. Knickerbocker, alleging that the Company is liable as a successor-in-interest for the debts of Mr. Knickerbocker's prior companies, and that Mr. Knickerbocker was obligated to allow the plaintiff to participate in the Company when it was created. The defendants are vigorously opposing the lawsuit. A motion for summary judgment filed in August 1998 eliminated those causes of action claiming an interest in the Company's predecessor, Knickerbocker Creations, Ltd. On April 21, 1999, the Company reached a settlement with the plaintiff to settle the litigation in exchange for shares of Pure Energy Corporation (PEC) held by the Company with a carrying value of $168,000. This amount is included in accrued liabilities at September 30, 1999 and December 31, 1998. Due to restrictions placed by the Company's lender (Note
5) on the transfer of PEC shares, the Company has been unable to fulfill the terms of the settlement agreement and risks future litigation should the terms of the agreement not be fulfilled in the future.

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

A former shareholder of GCI alleges that the Company is liable for a $750,000 note payable to the former shareholder. No accrual for potential loss related to this note has been recorded as of September 30, 1999, as the Company believes that the note payable was settled in connection with the acquisition of GCI and that the Company is not liable for this amount.

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

NOTE 7: SUBSEQUENT EVENTS

Subsequent to September 30, 1999, the Company issued 939,061 shares of its common stock in connection with the conversion of $31,000 of the principal amount of the 1998 Debentures plus interest accrued through the conversion date.

Effective October 29, 1999, the Company sold the inventory, trademarks and certain other assets related to its Georgetown Collection brand of collectible dolls for an aggregate purchase price of $1.2 million, subject to adjustment based on the results of the buyer's inspection of the inventory. Net proceeds to the Company after deducting costs associated with the transaction are estimated to be approximately $1.1 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes the operations of The L.L. Knickerbocker Co., Inc. and subsidiaries for each of the periods discussed.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

NET SALES

Net sales decreased to $9,344,000 for the three months ended September 30, 1999 from $15,769,000 for the three months ended September 30, 1998, a decrease of $6,425,000, or 40.7%. The $6,425,000 decrease in net sales was comprised of decreases of $2,739,000 in the celebrity-driven collectible doll and bear programs, $1,954,000 in the non-celebrity, direct response and catalog-driven collectible doll programs, $1,406,000 in the fine jewelry program and $326,000 in the Company's fashion jewelry program. The decrease in non-celebrity collectible doll revenues was primarily attributed to the continuation of the planned reduction in direct response advertising spending which began in the second half of 1998. The Company is curtailing direct response advertising spending until the direct response brands reach targeted profitability goals, previously unmet in the past twenty-four months. The decrease in net sales from the Company's fine jewelry program was primarily attributed to short-term liquidity problems experienced in Asia, which limited the Company's ability to fulfill backlogged orders in the quarter, and to a decline in sales to a home shopping industry customer. The decrease in net sales from celebrity-driven collectible doll and bear programs was due primarily to production delays experienced as a result of the involuntary Chapter 7 bankruptcy petition filed against the Company which temporarily halted production for many of the Company's product lines. The Company continues to assess the potential of sales expansion of existing products through new distribution channels, as well as continuing to develop new product categories.

GROSS PROFIT

Gross profit decreased to $3,990,000 for the three months ended September 30, 1999 from $8,064,000 for the three months ended September 30, 1998, a decrease of $4,074,000, or 50.5%. As a percentage of net sales, gross profit for the quarter decreased to 42.7% in 1999 from 51.1% in 1998. The decrease in the gross profit percentage in 1999 from 1998 is due primarily to a change in the mix of products sold directly to the consumer via print advertisements and catalogs, versus products sold at wholesale prices. In 1999, 18.9% of the Company's sales were directly to the consumer via catalogs and print advertisements, referred to as direct response sales, versus 23.6% in 1998. Direct response sales, as opposed to wholesale, business to business sales, generate higher gross margins to the Company as the products are sold at retail prices to individual consumers, but require substantial advertising expenditures. Therefore, the Company's gross profit percentage will vary depending on the relationship of direct response sales to total sales for the Company during the year. In the future, the Company expects its direct response sales to decline in relation to total sales. Also impacting gross profit is the Company's focus on reducing inventory levels on hand which, on occasion, require the Company to accept lower gross margins in order to move inventory.

ADVERTISING EXPENSE

Advertising expense decreased to $375,000 for the three months ended September 30, 1999 from $2,124,000 for the three months ended September 30, 1998, a decrease of $1,749,000, or 82.3%. The reduction in advertising expense was primarily attributed to the Company's continuation of its planned reduction in unprofitable direct response advertising spending, which began in the second half of 1998. The Company made a strategic decision in 1998 to grow retail distribution for its products, which is not heavily dependent on advertising spending. Included in advertising expense are advertisement printing costs, catalog-printing costs, media space in magazines, and creative and development costs.

SELLING EXPENSE

Selling expense decreased to $1,308,000 for the three months ended September 30, 1999 from $2,026,000 for the three months ended September 30, 1998, a decrease of $718,000, or 35.4%. As a percentage of net sales, selling expense increased from 12.8% in 1998 to 14.0% in 1999. The increase in selling expense was primarily attributed to increases in commission expenses related to the Company's expansion of its products into retail distribution and decreases in sales in the Company's direct response and fine jewelry programs, which, due to the nature of their distribution channels, have lower selling expenses. Selling expense includes royalty expense, commission expense, trade show expenses, and other sales promotion expenses.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense decreased to $3,280,000 for the three months ended September 30, 1999 from $5,159,000 for the three months ended September 30, 1998, a decrease of $1,879,000, or 36.4%. The percentage of revenues represented by these expenses increased from 32.7% in 1998 to 35.1% in 1999. The dollar decrease in general and administrative expense was due primarily to the Company's aggressive consolidation efforts which began in the fourth quarter of 1998 combined with the Company's continued focus on lowering operating costs. Included in general and administrative expense in 1999 were legal fees of $136,000 and professional fees of $265,000 related to the involuntary Chapter 7 petition filed against the Company.

LOSS ON EQUITY METHOD INVESTMENTS

Loss on equity method investments decreased to $0 for the three months ended September 30, 1999 from $167,000 for the three months ended September 30, 1998. The major components of the 1998 loss from equity method investments stem from the Company's 50% interest in Arkenol Asia, LLC, a development-stage corporation. Under the equity method of accounting, the Company recorded loss on equity method investments equal to the investee's net loss multiplied by the Company's ownership percentage. During the year ended December 31, 1998, the Company wrote off its investment in Arkenol Asia, LLC due to the inactivity of the joint venture.

OTHER (INCOME) EXPENSE

Other income decreased to $76,000 for the three months ended September 30, 1999 from $421,000 for the three months ended September 30, 1998, a change of $345,000. The decrease relates primarily to a $769,000 gain on sale of investment in the three months ended September 30, 1998, offset by expense of $486,000 related to the issuance of common stock and common stock purchase warrants.

INTEREST EXPENSE

Interest expense decreased to $366,000 for the three months ended September 30, 1999 from $893,000 for the three months ended September 30, 1998, a decrease of $527,000, or 59.0%. The decrease in interest expense relates primarily to a lower outstanding principal balance of convertible debentures in 1999 than in the comparable period in 1998. Included in interest expense for the three months ended September 30, 1999 and 1998, is non-cash interest related to convertible debentures of $180,000 and $510,000, respectively. The remaining balance of interest expense includes interest on borrowings from working capital lines of credit and mortgages on buildings owned by the Company.

NET LOSS

As a result of the foregoing factors, net loss decreased to $1,191,000 for the three months ended September 30, 1999 from net loss of $1,690,000 for the three months ended September 30, 1998, a decrease in net loss of $499,000.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

NET SALES

Net sales decreased to $32,196,000 for the nine months ended September 30, 1999 from $40,685,000 for the nine months ended September 30, 1998, a decrease of $8,489,000, or 20.9%. The decrease in net sales was comprised of decreases of $9,077,000 in the Company's non-celebrity, direct response and catalog-driven collectible doll programs and $2,737,000 in the Company's fine jewelry program, offset by increases in net sales of $2,169,000 in the Company's celebrity-driven collectible doll and bear programs and $1,156,000 in the Company's fashion jewelry program. The decrease in non-celebrity collectible doll revenues was primarily attributed to the continuation of the planned reduction in direct response advertising spending which began in the second half of 1998. The Company is curtailing direct response advertising spending until the direct response brands reach targeted profitability goals, previously unmet in the past twenty-four months. The decrease in net sales from the Company's fine jewelry program was primarily attributed to short-term liquidity problems experienced in Asia, which limited the Company's ability to fulfill backlogged orders, and to a decline in sales to a home shopping industry customer. The increase in net sales from celebrity-driven collectible doll and bear programs and fashion jewelry program is due primarily to increased sales to the Company's largest home shopping industry customer and, in the case of the celebrity-driven collectible doll and bear programs, from the Company's expansion of its retail base of customers; an area of focus by the Company since the second half of 1998. The Company continues to assess the potential of sales expansion of existing products through new distribution channels, as well as continuing to develop new product categories.

GROSS PROFIT

Gross profit decreased to $14,695,000 for the nine months ended September 30, 1999 from $21,636,000 for the nine months ended September 30, 1998, a decrease of $6,941,000, or 32.1%. As a percentage of net sales, gross profit for the nine-month period decreased to 45.6% in 1999 from 53.2% in 1998. The decrease in the gross profit percentage in 1999 from 1998 is due primarily to a change in the mix of products sold directly to the consumer via print advertisements and catalogs, versus products sold by the Company at wholesale prices. In 1999, 18.1% of the Company's sales were directly to the consumer through catalogs and print advertisements, referred to as direct response sales, versus 36.6% in 1998. Direct response sales, as opposed to wholesale, business to business sales, generate higher gross margins to the Company as the products are sold at retail prices to individual consumers, but require substantial advertising expenditures. Therefore, the Company's gross profit percentage will vary depending on the relationship of direct response sales to total sales for the Company during the year.

ADVERTISING EXPENSE

Advertising expense decreased to $2,423,000 for the nine months ended September 30, 1999 from $7,148,000 for the nine months ended September 30, 1998, a decrease of $4,725,000, or 66.1%. The decrease in advertising expense was primarily attributed to the Company's continuation of its planned reduction in unprofitable direct response advertising spending, which began in the second half of 1998. Included in advertising expense are advertisement printing costs, catalog-printing costs, media space in magazines, and creative and development costs.

SELLING EXPENSE

Selling expense increased to $5,060,000 for the nine months ended September 30, 1999 from $4,487,000 for the nine months ended September 30, 1998, an increase of $573,000, or 12.8%. As a percentage of net sales, selling expense increased from 11.0% in 1998 to 15.7% in 1999. The increase in selling expense was primarily attributed to increases in commission expenses related to the Company's expansion of its products into the retail distribution channel and higher variable celebrity royalty expense attributable to higher revenues in 1999 for the Company's celebrity-driven collectible doll, bear and fashion jewelry programs. Selling expense includes royalty expense, commission expense, trade show expenses, and other sales promotion expenses.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense decreased to $10,507,000 for the nine months ended September 30, 1999 from $15,324,000 for the nine months ended September 30, 1998, a decrease of $4,817,000, or 31.4%. The percentage of revenues represented by these expenses decreased from 37.7% in 1998 to 32.6% in 1999. The dollar decrease in general and administrative expenses, as well as the decrease as a percentage of revenues, was due primarily to the Company's aggressive consolidation efforts which began in the fourth quarter of 1998 combined with the Company's continued focus on lowering operating costs.

LOSS ON EQUITY METHOD INVESTMENTS

Loss on equity method investments decreased to $0 for the nine months ended September 30, 1999 from $982,000 for the nine months ended September 30, 1998. The major components of the 1998 loss from equity method investments stem from the Company's 50% interest in Arkenol Asia, LLC and its interest in Pure Energy Corporation ("PEC"), both development-stage corporations. Under the equity method of accounting, the Company recorded loss on equity method investments equal to the investees' net loss multiplied by the Company's ownership percentage. Effective April 1, 1998, the Company discontinued the application of the equity method to its investment in PEC due to the Company's lack of significant influence over the operations of PEC. Additionally, during the year ended December 31, 1998, the Company wrote off its investment in Arkenol Asia, LLC due to the inactivity of the joint venture.

OTHER (INCOME) EXPENSE

Other income increased to $243,000 for the nine months ended September 30, 1999 from $180,000 for the nine months ended September 30, 1998, a change of $2,000. The change was primarily attributable to $153,000 of foreign currency gains from transactions of the Company's Thailand operations in the nine months ended September 30, 1999 compared to foreign currency transaction losses of $173,000 in the comparable 1998 period, due to fluctuations in the Thai Baht. Also included in other income for the nine months ended September 30, 1998, is a $769,000 gain on sale of investment and $486,000 of expense related to the issuance of common stock and common stock purchase warrants.

INTEREST EXPENSE

Interest expense decreased to $1,502,000 for the nine months ended September 30, 1999 from $2,176,000 for the nine months ended September 30, 1998, a decrease of $674,000,or 31.0%. The decrease in interest expense relates primarily to a lower outstanding principal balance of convertible debentures in 1999 than in the comparable period in 1998. Included in interest expense for the nine months ended September 30, 1999 and 1998, is non-cash interest related to convertible debentures of $868,000 and $1,041,000, respectively. The remaining balance of interest expense includes interest on borrowings from working capital lines of credit and mortgages on buildings owned by the Company.

NET LOSS

As a result of the foregoing factors, net loss decreased to $4,556,000 for the nine months ended September 30, 1999 from net loss of $6,946,000 for the nine months ended September 30, 1998, a decrease in net loss of $2,390,000.

LIQUIDITY AND CAPITAL RESOURCES

On August 23, 1999, an involuntary Chapter 7 petition was filed against the Company by Jeffrey H. McKinnon, the ex-CEO of Georgetown Collection, Inc., a subsidiary of the Company, on behalf of three Asian creditors (the Filing). The Company, as a result of the Filing, has experienced many difficulties. The Company's secured senior lender, BankBoston, has placed the Company's credit facility on an offering basis, effectively reserving the right to discontinue funding the Company at any time. Additionally, many of the Company's contracts are in technical default. Several of the Company's important vendors temporarily ceased production after the Filing, thereby impacting the Company's ability to deliver on back ordered product.

To date, the Company has been able to negotiate with its senior secured lender, holders of important contracts with the Company, and essential vendors to continue working with the Company. Other than the temporary delays experienced shortly after the Filing, the Company is making progress in its turn-around efforts.

As a result of the Filing, the Company plans to convert the Filing to a voluntary Chapter 11 filing on or about December 1, 1999. The Company believes it has a pre-negotiated plan of reorganization with its creditors, although no assurance can be made the reorganization will be successful.

The Company has financed its operations from internally generated cash flow, short-term borrowings and equity financings. As of September 30, 1999 the Company had negative working capital of $4,163,000. Working capital increased from negative $7,785,000 at December 31, 1998 to negative $4,163,000. Through July 16, 1999, the Company had available to use for working capital purposes and to post letters of credit, a line of credit totaling $15,000,000, subject to certain limits. The line of credit encompassed The L.L. Knickerbocker Co., Inc.
(LLK), Georgetown Collection, Inc. (GCI) and Krasner Group, Inc. (TKG) and expired on July 16, 1999. At the expiration of the line of credit on July 16, 1999, the Company did not have sufficient funds to pay off the line of credit. The Company entered into a forbearance agreement with the financial institution initially extending the general terms of the line of credit until August 30, 1999 and in the event certain conditions were met, until September 20, 1999. The forbearance agreement limited the Company's use of the credit facility to total borrowings of $6,250,000. As a result of the Filing, the financial institution has placed the line of credit on an offering basis, effectively reserving the right to discontinue funding the Company at any time. The Company is in the process of working to replace the current line of credit with a new facility, however there can be no assurance of the Company's success in doing so. Under the current credit facility, borrowing availability is determined by an advance rate on eligible accounts receivable and inventory. Borrowings bear interest at the bank's base rate (8.25% at September 30, 1999) plus 2% through July 31, 1999, increasing to 3% thereafter. In addition, the Company is charged an Unused Line fee of .25% of the unused portion of the revolving loans.

At September 30, 1999, the Company had $4,311,000 of cash borrowings outstanding. Borrowings are collateralized by substantially all assets of the Company. The line of credit agreement contains, among other things, restrictive financial covenants, which require the Company to maintain certain leverage and current ratios (computed annually and quarterly), an interest coverage ratio (computed annually) and to achieve certain levels of annual income. The agreement also prohibits the payment of dividends. At September 30, 1999, the Company was not in compliance with certain of these covenants. As a result of noncompliance under the terms of the line of credit agreement, the lender has the right to demand immediate repayment of the outstanding balance. Absent the rights of the lender due to non-compliance, available borrowings under the line of credit aggregated approximately $681,000 at September 30, 1999.

The Company is in the process of expanding distribution and product categories and is limited in its ability to borrow on the credit facility based upon current levels of inventory and receivables. As a result of the limitations on the usage of the credit facility, the Company has looked to outside financing to supplement the credit facility, completing a $7,000,000 convertible debenture offering in a private placement to institutional investors in June 1998 (the 1998 Debentures). The 1998 Debentures were subject to an agreement whereby after approval by the shareholders of the Company of the issuance of the 1998 Debentures and the creation of a class of Preferred Stock of the Company, the 1998 Debentures would be exchanged for shares of newly created Preferred Stock of the Company, the terms of which would be substantially similar to that of the 1998 Debentures. The Preferred Stock would be convertible into shares of common stock of the Company at the lower of $4.02 or a graduated discounted price ranging from 97% to 90% of an average of the 7 lowest trading days of the 30 consecutive trading days prior to conversion. The discounted price of 90% would have applied if the investor did not convert prior to the two-year anniversary of the closing date. Citing the decline in the Company's stock price, the holders of the 1998 Debentures chose not to complete the exchange into Preferred Stock. As a result, under the terms of the agreements related to the 1998 Debentures (the Agreements), the 1998 Debentures matured on December 28, 1998. The Company has received a demand for payment from one of the holders of the 1998 Debentures and currently does not have sufficient funds to pay off the balance. The Company is negotiating with the holders of the 1998 Debentures to extend the note, but no assurances can be made that the Company will be successful in the negotiations. As a result, the Company has reflected the 1998 Debentures as a current liability in the accompanying financial statements.

Cash flow generated from operations was $68,000 in the nine months ended September 30, 1999 compared to cash used in operations $8,838,000 in the comparable 1998 period. The $8,906,000 improvement in cash generated from operations was due primarily to a $2,390,000 decrease in net loss offset by a decrease in depreciation and amortization of $997,000 combined with favorable changes in accounts receivable of $2,456,000, inventories of $5,287,000, prepaid expenses of $1,969,000 and other assets of $626,000, offset by a decrease in accounts payable and accrued expenses of $3,427,000.

Cash flow used in investing activities was $443,000 for the nine months ended September 30, 1999, primarily related to acquisitions of property and equipment. Cash flow provided by financing activities was $536,000 in the nine months ended September 30, 1999 due primarily to borrowings on the bank credit facility. The current ratio for the Company increased from .76 at December 31, 1998 to .84 at September 30, 1999.

In order to be successful in its reorganization, the Company must obtain necessary operational financing and believes it will be successful in its efforts to obtain the financing. However, there can be no assurance that the Company will be successful in raising such funds on terms acceptable to it, or at all. Additionally, the Company must sell certain assets for which it has entered into agreements to execute such sales, although no assurance can be made that the assets will be sold. If the Company is unable to obtain additional working capital financing and is unable to sell the assets it has placed for sale, it is unlikely that the pre-negotiated settlement with its creditors would be executed and there could be a material adverse effect on the Company's business, financial position and results of operations.

SEASONALITY AND QUARTERLY RESULTS

The Company's business is subject to seasonal fluctuations. The Company's direct response and catalog brands have historically experienced greater sales in the latter portion of the year. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

YEAR 2000 READINESS DISCLOSURE

The Company has undertaken a Year 2000 Compliance Project ("Y2K Project") that is designed to ensure that the Company can effectively conduct business beyond January 1, 2000, and that disruption from December 31, 1999 to January 1, 2000 is minimized. Although no assurances can be given regarding the result of the Year 2000 event itself, major components of the Company's Y2K Project are expected to be completed by the end of November 1999.

The Company's Y2K Plan addresses reporting compliance and legal concerns and contains various phases, including evaluation of systems, planning for system fixes, implementation of system fixes, development of contingency plans, and testing of system fixes. The Company has completed the evaluation phase related to internal systems and is in the process of evaluating the state of readiness of its major suppliers and customers. The planning phase for fixing internal systems is completed, and currently the Company is implementing and testing system fixes. The Company's main accounting system software, including general ledger, accounts receivable and accounts payable modules, and related hardware have been upgraded. Such software has been certified as Y2K compliant, and the related hardware and operating system software has been warranted as Y2K compliant. The components of the Company's LAN-based software and hardware that require upgrading have been upgraded and tested as of September 30, 1999.

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

The Company is assessing the state of readiness of its major suppliers and customers through written inquiry and evaluation of responses. The Company intends to follow up with those suppliers or customers that indicate material problems. Alternate suppliers or service providers will be identified for those whose responses indicate an unusually high risk of a Y2K problem. The Company's evaluation of business processes that are not related to information systems, and the development of contingency plans where such evaluation identifies a high risk of a Y2K problem should be completed by the end of November 1999.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Following is a summary of litigation against the Company existing at September 30, 1999. As a result of the Filing, all litigation against the Company has been stayed pursuant to Section 362 of Title 11 of the U.S. Bankruptcy Code.

Plaintiff Michael Elam filed an action in Orange County Superior Court (Case No. 759883) on or about February 16, 1996, against Louis L. Knickerbocker, Tamara Knickerbocker and the Company alleging causes of action for conversion, breach of fiduciary duty, fraud, debitatus assumpsit, intentional interference with contract, constructive trust, breach of oral agreement, specific performance, money had and received, open book account and spoliation of evidence. The plaintiff is seeking money damages and/or shares of stock of the Company ranging between $500,000 and $35,000,000 as a result of prior business affiliations with Mr. Knickerbocker, alleging that the Company is liable as a successor-in-interest for the debts of Mr. Knickerbocker's prior companies, and that Mr. Knickerbocker was obligated to allow the plaintiff to participate in the Company when it was created. The defendants are vigorously opposing the lawsuit. A motion for summary judgment filed in August 1998 eliminated those causes of action claiming an interest in the Company's predecessor, Knickerbocker Creations, Ltd. On April 21, 1999, the Company reached a settlement with the plaintiff to settle the litigation in exchange for shares of Pure Energy Corporation (PEC) held by the Company with a carrying value of $168,000. This amount is included in accrued liabilities at September 30, 1999 and December 31, 1998. Due to restrictions placed by the Company's lender (Note
5) on the transfer of PEC shares, the Company has been unable to fulfill the terms of the settlement agreement and risks future litigation should the terms of the agreement not be fulfilled in the future.

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

A former shareholder of GCI alleges that the Company is liable for a $750,000 note payable to the former shareholder. No accrual for potential loss related to this note has been recorded as of September 30, 1999, as the Company believes that the note payable was settled in connection with the acquisition of GCI and that the Company is not liable for this amount.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 1999, the Company issued 8,225,465 shares of its common stock in connection with the conversion of $150,000 and $700,000 of the principal amount of the 1997 Debentures and 1998 Debentures, respectively, plus interest accrued through the conversion date. The issuance of such shares of common stock was deemed to be exempt from registration under the Act by virtue of Section 4(2) of the Act and Regulation D promulgated thereunder because the issuance did not involve a public offering.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the cost of its bank debt.

Foreign Currency - The Company has subsidiary operations in Thailand, and accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. The Company uses the local currency (Thai baht) as the functional currency for its Thai subsidiaries. Translation adjustments resulting from the process of translating foreign currency financial statements into U.S. dollars were not significant in fiscal 1998 and in the nine month period ended September 30, 1999 due to the fact that the exchange rate remained relatively constant throughout the period. Under the current circumstances, the Company believes that the foreign currency market risk is not material. The Company actively monitors its foreign exchange exposure and evaluates possible strategies to reduce its risk. Should circumstances change, the Company intends to implement appropriate strategies at such time that it determines that the benefits outweigh the associated costs. There can be no assurance that management's efforts to reduce foreign exchange exposure will be successful.

Interest Rates - The Company's bank line of credit bears interest based on the lending bank's prime rate. The interest rate on the balance of $4.3 million outstanding at September 30, 1999 ranged from 9.75% to 11.25%. The Company believes that if interest rates were to increase by as much as 10%, the impact on the Company's financial statements would not be material.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

       27 -- Financial Data Schedule

(b)    Reports on Form 8-K:

       There were no reports on Form 8-K filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                THE L.L. KNICKERBOCKER CO., INC.


Date:   November 12, 1999                       By: /s/ Anthony P. Shutts
                                                    ----------------------------
                                                    Anthony P. Shutts
                                                    Chief Financial Officer
                                                    (Principal financial and
                                                    accounting officer)

                                  EXHIBIT INDEX

Exhibit
Number                              Description
------                              -----------
  27              Financial Data Schedule