Form 10-K
period 1999-12-31
KNICKERBOCKER L L CO INC
filed 2000-04-14
CIK 932136

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1999

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on April 4, 2000 was $9,379,755. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's common stock, as of April 4, 2000 was 46,987,728.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                TABLE OF CONTENTS


ITEM                                                                                    PAGE
--------------------------------------------------------------------------------------------

                                     PART I

1. BUSINESS.............................................................................   3
         A. History.....................................................................   3
         B. General Business............................................................   3

2. PROPERTIES...........................................................................  11

3. LEGAL PROCEEDINGS....................................................................  11

4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................  12


                                     PART II

5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................  13

6. SELECTED FINANCIAL DATA..............................................................  14

7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS............................................  15

8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................  21

9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.............................................  21


                                    PART III

10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................................  22

11. EXECUTIVE COMPENSATION..............................................................  24

12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......................  28

13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................  29


                                     PART IV

14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...................... 30

         SIGNATURES...................................................................... 31

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


ITEM 1.  BUSINESS

GENERAL

The L.L. Knickerbocker Co., Inc. (the "Company" or "Knickerbocker") was formed in 1985 by Louis L. Knickerbocker, Chairman, President, and Chief Executive Officer, and Tamara Knickerbocker, the former Executive Vice President, under the name International Beauty Supply, Ltd., a California corporation (IBS). In May of 1993, the name of International Beauty Supply, Ltd. was changed to The L.L. Knickerbocker Co., Inc. and succeeded to the operations, assets and liabilities of Knickerbocker Creations, Ltd, a California corporation formed in 1990 to operate primarily in the collectible doll and teddy bear industries.

The Company is a designer, manufacturer, importer, marketer, and distributor of high quality, branded collectibles and collectible toys, specialty giftware products, fashion jewelry and fine jewelry.

Knickerbocker markets its branded collectible products through diverse distribution channels including a growing network of independent gift and collectible retailers, electronic retailing, direct catalog sales, and an international distributor base. The Company strives to deliver genuine value to the consumer through innovative product design and award-winning quality. The Company has developed relationships with a variety of manufacturers that have consistently delivered high-quality products. Most of the manufacturing of collectible items is outsourced to manufacturers in the Far East and Southeast Asia.

Knickerbocker's jewelry operations consists of designing, manufacturing, and marketing fashion and fine jewelry through electronic retailing, primarily QVC, and to an international customer base in 37 foreign countries. The Company has launched a comprehensive Internet site, Gemopolis.com, to market its products directly to customers through the Internet. The operations of the jewelry segments are vertically integrated, and most of the design, stone sourcing, advanced stone cutting, and jewelry manufacturing is performed by in-house personnel and facilities.

Knickerbocker holds passive investments in two unrelated companies, Pure Energy Corporation, a privately-held corporation and Ontro, Inc., a publicly-traded corporation.

REORGANIZATION

On August 23, 1999 (the Petition Date), an involuntary petition under Chapter 7 of the United States Bankruptcy Code (the Bankruptcy Code) was filed against Knickerbocker by three of it's creditors. On December 3, 1999 (the Conversion
Date), Knickerbocker (unconsolidated) filed an election to convert to reorganization under Chapter 11 of the Bankruptcy Code (Chapter 11). Knickerbocker continues to conduct normal business operations as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Central District of

California (the Bankruptcy Court). As a debtor-in-possession, Knickerbocker may not engage in transactions outside the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court.

Under Chapter 11, actions to enforce claims against Knickerbocker are stayed if the claims arose, or are based on events that occurred, on or before the Petition Date, and such claims cannot be paid or restructured prior to the conclusion of the proceedings or approval of the Bankruptcy Court. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts, including leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. Substantially all liabilities as of the Petition Date are intended to be dealt with in accordance with a plan of reorganization to be filed by the Company that will be voted upon by all classes of impaired creditors and approved by the Bankruptcy Court. The Creditor's Committee has been formed and it reviews non-ordinary course of business transactions and is participating in the formulation of the plan of reorganization.

The Company has estimated the amount of prepetition liabilities subject to settlement under reorganization proceedings; however the Company anticipates that claims filed with the Bankruptcy Court by the Company's creditors will be reconciled to the Company's financial records. This reconciliation process and/or the termination of other contractual obligations and the settlement of disputed claims may create additional prepetition liabilities. Knickerbocker continues to accrue, but not pay, interest on secured debt at the contractual interest rate although principal payments have generally been suspended.

On March 30, 2000, the Company filed a Plan of Reorganization and Disclosure Statement with the United States Bankruptcy Court, pursuant to which Knickerbocker would emerge from Chapter 11 bankruptcy proceedings. The Bankruptcy Court scheduled a hearing on the Disclosure Statement for May 5, 2000.

COLLECTIBLE DOLLS, FIGURINES, TEDDY BEARS AND COLLECTIBLE TOYS

INDUSTRY OVERVIEW

Collectibles are identified as any item that is manufactured and marketed solely for the enjoyment of the collector. Collectibles include figurines, dolls, collector plates, plush and die cast toys, sports/entertainment memorabilia, cottage/village reproductions and other decorative or limited edition items that are intended for collecting. Unity Marketing, a collectible industry market research firm not affiliated with Knickerbocker, estimates that consumer sales of collectibles in the United States in 1998 totaled $10.7 billion and has grown at a compound annual rate of 10% for the past five years. Unity Marketing currently estimates that women between the ages of 35 and 64, with a median age of 51, encompass the majority of collectors. This group, which we believe constitutes a substantial portion of our collectors, is projected by the U.S. Census Bureau to grow approximately 12% from 1998 to 2005. Unity Marketing expects that growth in the collectibles industry will be driven by the increased number of middle-aged female collectors and higher spending habits of the baby boom generation.

COLLECTIBLE BRANDS

The Knickerbocker Toy Company. The 77-year-old Knickerbocker name is well recognized in the toy and collectible teddy bear industries and is the Company's "house" brand. The Company began selling collectible Knickerbocker teddy bears in October 1986, and was issued the trademark "Knickerbocker" for toys, dolls, plush stuffed animals and marionettes in January 1996. The collection offers quality collectible products that have primarily been marketed to retail outlets nationwide. The Company intends to extend product categories for the Knickerbocker brand beyond teddy bears in 2000.

Marie Osmond Fine Porcelain Collector Dolls. This collection consists of a diverse collection of more than 420 different styles of porcelain dolls at retail prices ranging from $20 to $600. Marie Osmond is the celebrity spokesperson and design director for the collection. The Marie Osmond Doll Collection, celebrating its eighth anniversary, is among the top collectible doll lines marketed on QVC. To continue to generate support for her brand, Marie Osmond makes scheduled appearances at retail stores throughout the United States to promote the collection. On occasion, Marie Osmond appears on QVC in the United Kingdom and in Germany.

Magic Attic Club. The Magic Attic Club (MAC) is a series of vinyl dolls, doll clothing and accessories, all of which are based on imaginative theme books, marketed primarily through a catalog. The books and Magic Attic Club catalogs target girls in the U.S. between the ages of 6 and 12. The items in the catalog do not vary much year to year, which keeps creative costs low and minimizes inventory difficulties. Repeat customers can be highly profitable. The Company has determined that the Internet is a viable distribution channel for the Magic Attic Club and intends to focus resources on building Internet distribution for Magic Attic Club products. An integral part of the Magic Attic Club's appeal is a series of 32 illustrated novels based on five girls and their adventures. Each Magic Attic Club book contains a mail-in card to request a free catalog listing products offered by the Magic Attic Club.

Richard Simmons Collectibles. In 1998 the Company launched a new line of dolls and resin figurines with Richard Simmons. The largest line, Collection of the Masters by Richard Simmons, debuted at the 1998 International Toy Fair in New York and began to be mass-marketed, predominately at retail, in October of 1998. Richard Simmons also successfully debuted his new line on QVC late in 1998.

Somers & Field Collection. The Company has an exclusive license agreement to manufacture and distribute the line of dolls designed by Laura Meisner and Doug James under the Somers & Field Collection. The collection is vinyl and the concept is based on "mod" British friends, Willow Somers and Daisy Field whose fathers co-own a fashionable department store. Costumes and accessories highlight fashion trends from the 1960's.

Terri Lee. The Company has an exclusive license to manufacture and distribute the line of dolls, fashion apparel and accessories with Terri Lee and Associates. The Terri Lee concept is derived from, and is a reproduction of, the original 1940's doll. Terri Lee, in 1940's, was considered among the top toy dolls of the era. Original molds were used in the reproduction of the doll and the clothing and accessories will be designed with consideration to original designs as well as interpretations of those designs.

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

FASHION JEWELRY AND ACCESSORIES BRAND

Approximately 58% of the Company's jewelry revenues come from fashion jewelry sales. The Company markets these high-quality, designer fashion jewelry lines and accessories primarily through QVC. Knickerbocker has its own fashion jewelry manufacturing facility in Central Falls, Rhode Island but outsources, to a limited extent, certain non-proprietary manufacturing functions to southeast Asian manufacturers. The Company's fashion jewelry brands are as follows:

Kenneth Jay Lane: Jewelry's Living Legend -450 different styles of fashion jewelry at retail prices ranging from $17 to $198. Kenneth Jay Lane is the designer and spokesperson for the collection, which celebrated its eighth anniversary on QVC in 1999.

The Nolan Miller Glamour Collection - 400 different styles of fashion jewelry at retail prices ranging from $20 to $280. Nolan Miller is the designer and spokesperson for the collection, which celebrated its seventh anniversary on QVC in 1999.

The Dennis Basso Boutique - 90 different styles of fashion accessories at retail prices ranging from $20 to $220. Dennis Basso is the designer and spokesperson for the collection, which celebrated its sixth anniversary on QVC in 1999.

Phillip Bloch - The Company has signed an agreement with Hollywood stylist Phillip Bloch for a line of fashion jewelry, which is expected to appear on QVC in the summer of 2000.

FINE JEWELRY BRAND

The Company's fine jewelry operation manufactures and markets gold, diamonds, emeralds, rubies and other semi-precious stones through a sales force with a presence in 37 countries, with a primary geographic focus in Western Europe and South America. With expertise in stone sourcing and advanced cutting techniques of specialty stones, the Company also generates revenue by supplying other jewelry manufacturers with loose cut stones. The Company is recognized for creating proprietary technology that enhances the color of gemstones and is known in particular for its Blue Topaz stones which are exported all over the world. In addition, the Company produces an assortment of fine jewelry in both sterling silver and gold for the television retailer, QVC, and other worldwide recognized television shopping companies such as TVSN Australia and QVC England. The Company has developed an Internet site, Gemopolis.com, to offer customer service and product information to its worldwide customer base.

CONSUMER BRANDS DISCONTINUED

After a review of the Company's brand focus it was determined that it would be in its best interest to discontinue the product development, manufacturing and marketing of those programs not meeting certain sales expectations and re-focus the brand selections on those that better suited the Company's current core products. In 1999, the Company discontinued the Georgetown, Birmingham Bear, Candy Spelling's Fantasy Dolls, Universal Studio's Edith Head Collection, and Bob Mackie Legendary Beauties brands. The Company entered into an agreement to discontinue marketing the Annette Funicello brand as of March 31, 2000. The Company also discontinued the Anushka line of skin care products in early 2000. Additionally, the Company is currently in litigation with Richard Simmons, Inc. to determine whether it will continue to market the Richard Simmons brand of collectibles.

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

The diverse channels of distribution of the branded products includes, but are not limited to, electronic retailing through the television shopping industry, retail outlets, direct mail, catalogs, Internet, and distributors domestically and internationally. Each brand has its own distribution strategy based on the product; however, where possible, the distribution channels cross over from brand to brand. The wide variety of branded items and distribution channels provides diversification to the Company's risk profile.

TELEVISION SHOPPING CHANNELS

Television Shopping Channels, as well as independent Infomercials, make up this segment of the direct marketing industry.

The largest television shopping cable network is QVC. The shopping networks purchase products from vendors and generally require the vendors to ship the products to the networks' warehouses before the networks will sell the items on the air. Generally, the format of the home shopping channels is to present approximately 12 items per hour. Each hour can be comprised of a special program (i.e., all Marie Osmond Dolls) or a mix of products (i.e., a gift hour with different kinds of gift items). Special programs, such as celebrity programs, can be given as much as three straight hours of prime time. These types of programs must be high-dollar-volume programs to warrant the allocation of this time. The shopping channels then ship customer orders directly from their warehouses/fulfillment centers.

The Company's expertise in marketing to home shopping channels has been to identify its key product segments, such as jewelry and collectibles, and build brand recognition within those product segments. Television shopping represents approximately 40% of the Company's 1999 Collectible sales and 55% of 1999 Jewelry sales. Additionally, sales to QVC accounted for 45%, 25% and 29% of the Company's consolidated revenues in 1999, 1998 and 1997, respectively.

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

CATALOGS

The Company markets its Magic Attic Club brand by catalog distribution. The catalog offers the consumer a chance to see the many accessories available for a Magic Attic Doll and provides an entertainment element, with imaginative stories and product displays. These catalogs are mailed primarily to repeat buyers, but are also mailed to prospective customers who would like to see the multiple product offerings available.

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

COMPANY-OWNED PRODUCTION

The Company manufactures fashion jewelry at its own 26,000 square-foot-facility in Rhode Island. Almost all of the fashion jewelry manufacturing is completed against open purchase orders.

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

During the first half of 1999, the Company completed the consolidation of its Georgetown and Magic Attic Club brands, which were previously headquartered in Portland, Maine, into the Company's California operations. By completing the consolidation of production and operations in the U.S., the Company recently closed its overseas Trading Office in China and has elected to manage overseas production either factory-direct or through its California sourcing group.

As a result of these consolidation efforts, manpower in the United States over the last two years has been reduced by approximately 60%. In addition to streamlining manpower the Company has reduced other employee-related costs as well as facilities costs worldwide.

EQUITY INVESTMENTS

Knickerbocker holds passive investments in two unrelated, independent companies, as follows:

PURE ENERGY CORPORATION

The Company holds an equity interest in Pure Energy Corporation (PEC). Other shareholders include PEC's founders and officers, Donaldson, Lufkin & Jenrette
(DLJ), an investment banking firm and private individuals.

PEC has developed a cleaner-burning alternative automotive motor fuel designed in response to the more stringent emission standards and vehicle purchase requirements of the Energy Policy Act of 1992 (EPACT) and the Clean Air Act Amendment of 1990 (CAAA). The fuel is planned to be produced regionally, substantially from renewable biomass, and distributed through existing infrastructure. Currently produced flexible fuel vehicles (FFVs) can operate on the fuel. PEC's strategy is to serve fleet customers initially and eventually a broader segment of the motoring public. PEC has the exclusive worldwide license from Princeton University to commercialize the fuel.

ONTRO, INC. (FORMERLY SELF-HEATING CONTAINER CORP.)

Knickerbocker holds an equity interest in Ontro, Inc. (Ontro), engaged in the development of integrated thermal containers. Ontro has the rights to exploit a unique propriety technology which it has incorporated into a proposed product line of fully contained self-heating beverage containers designed to heat liquid contents such as coffee, tea, hot chocolate, soups and baby formula. Ontro entered into an evaluation agreement with Nestle which allows Nestle an exclusive period to review Ontro's designs and technology in order to determine Nestle's interest in acquiring rights for the commercial use of the self-heating food and beverage containers and to cooperate with Ontro in evaluating certain commercial uses and markets for the technology and includes an obligation to pay for one-half of the cost of certain market research studies that are currently underway.

Due to the development stage nature of Ontro, Inc., the price of the product has not been established. The product heats the contents of the container only one time and is not renewable. The container heats the beverage to a temperature of 180 degrees. Ontro, Inc. had no sales during 1999.

In March 2000, the Company sold 228,600 shares of Ontro, Inc. for net proceeds of approximately $486,000.

SUMMARY OF REVENUE BY PRODUCT LINE

In 1999, the Company's revenue was $42,165,000. The revenue by product line in 1999 is as follows:


 Category                                $000's               Percent
                                       ----------           ----------

 Collectible dolls and bears            $ 24,355                57.8%
 Fashion jewelry and accessories          10,405                24.7%
 Fine jewelry                              7,405                17.5%
                                       ----------           ----------

 Total                                  $ 42,165                 100%
                                       ==========           ==========


MATERIAL CONTRACTS

RICHARD SIMMONS

On February 1, 1999, the Company entered into a License Agreement with Richard Simmons, Inc. to license the name, likeness and trademarks of Richard Simmons. The Company has been granted the exclusive license to manufacture and distribute the line of collectibles endorsed by Richard Simmons. The contract is currently in litigation to determine if the Company will continue to market the Richard Simmons brand of collectibles.

CELLO, INC.

The Company entered into a License Agreement with Cello, Inc. (Cello) on May 13, 1994 with respect to the services of Annette Funicello. The material terms of the Agreement provide that the Company will design, develop and manufacture collectible teddy bears and dolls, and such other products as the parties shall agree on, with the approval of Cello. Cello retains all intellectual property rights to the products, and the Company is solely responsible for the costs of manufacturing, distribution, advertising and sales. The initial term of the Agreement terminated in January 1998, and the Agreement automatically renewed for an additional term through January 2001. The Company, in 1999, amended the Agreement to discontinue marketing Annette Funicello products as of March 31, 2000.

MARIE, INC.

The Company entered into a License Agreement with Marie, Inc. on April 1, 1993 with respect to the services of Marie Osmond. The material terms of the Agreement provide that the Company will design, develop and manufacture dolls, and such other products as the parties shall agree on, with the approval of Marie, Inc. The Company retains all intellectual property rights to the products unless they contain Marie Osmond's name, and the Company is solely responsible for the costs of manufacturing, distribution, advertising and sales. Marie, Inc. is bound to provide the services of Marie Osmond as the spokesperson for the products, subject to Marie, Inc.'s approval of commentary and production, for a minimum of eight personal appearances per year. The Agreement is for a five-year term, and expired on April 1, 1998. The Company has exercised its option for the renewal of the Agreement for an additional term through April 2003. The Company is currently facing a challenge by

Marie, Inc. to terminate the contract. The Company is vigorously defending its position and desires to honor the contract through maturity of the contract. To the extent the Company is not successful in defending its position and the contract is terminated there could be a material adverse impact on the Company's future results of operations.

RG INTERNATIONAL, LIMITED

On March 7, 2000, the Company entered into a sourcing agreement with RG International, Limited (RG), whereby RG will act as the Company's exclusive sourcing agent for collectibles brands in the Middle East and Asia, excluding Thailand. The term of the RG agreement ends on the fourth anniversary of the effective date of the agreement. The duties performed by RG include overseeing the manufacture of the Company's products, performing quality and compliance inspections, and coordination with the U.S. headquarters on all facets of production. RG will receive a percentage fee based upon the cost of items sourced through RG during the contract period. The agreement with RG also provides a royalty payment on any product concepts RG provides to the Company over the course of the agreement. The agreement is subject to approval by the Bankruptcy Court.

TRADEMARKS AND LOGOS

The Company has the right to use the trademark names of the following spokespersons and celebrities currently under contract: Marie Osmond, Richard Simmons, Nolan Miller, Kenneth Jay Lane, Dennis Basso and Phillip Bloch. The Company has also been issued trademarks under the following names: Somers & Field and Magic Attic Club.

Trademark applications have been filed for: Adorabell, Beauty Bug Ball, Collection of the Masters, Folkbook Friends, Greeting Card Treasures, KL, Knickerbocker, Pendant Collection, Pendant Press, Storybook Bears by Knickerbocker, Storybook Dolls by Knickerbocker, Teddy Tales by Annette Funicello and Webbie Debbie.

COMPETITION

The collectibles business is highly competitive and many of the Company's competitors have substantially greater financial and personnel resources than the Company. The Company believes that its primary competitors in the collectibles market are difficult to distinguish because the Company is involved in five types of distribution: Television Shopping, Print Media Advertising, Traditional Retail, Catalogs and Internet. The Company feels, however, that its main competitors are Ashton-Drake, Hamilton Mint, Franklin Mint, Mattel, the Boyds Bears, and JMAM, Inc. The Company also competes with a wide variety of wholesalers, retailers and other direct marketers.

EMPLOYEES

The Company employs a total of 503 employees.

The Company had 58 full-time employees at its main office in Lake Forest, California as of March 24, 2000, consisting of 3 executives, 6 product development, 7 sales, 11 administrative, 13 customer service, 1 marketing and 17 warehouse employees.

The Company has 6 full-time employees at its Krasner Group, Inc. office in New York, New York as of March 24, 2000, consisting of 2 executives and 4 general sales and office administrative employees.

The Company has 47 full-time employees at its Charisma Manufacturing Company, Inc. factory in Central Falls, Rhode Island as of March 24, 2000 consisting of 2 executives, 10 general sales and office administrative and 35 product development, warehouse and factory employees.

The Company has 388 full-time employees at its L.L. Knickerbocker (Thai) Co., Ltd., offices and factory in Bangkok, Thailand as of March 24, 2000. The 388 full-time employees are comprised of 5 executives, 63 general sales and office administrative and 320 factory/warehouse employees.

ITEM 2.  PROPERTIES

As of March 15, 2000, the Company had eight principal facilities where it leased or owned an aggregate of 150,500 square feet of space. The location, function and general description of the principal properties owned or leased by the Company are set forth in the table below:


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


ITEM 3.  LEGAL PROCEEDINGS

BANKRUPTCY PROCEEDING

On August 23, 1999 (the Petition Date), an involuntary petition under Chapter 7 of the United States Bankruptcy Code (the Bankruptcy Code) was filed against Knickerbocker by three of it's creditors. On December 3, 1999 (the Conversion
Date), Knickerbocker (unconsolidated) filed an election to convert to reorganization under Chapter 11 of the Bankruptcy Code (Chapter 11). Knickerbocker continues to conduct normal business operations as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Central District of California (the Bankruptcy Court). As a debtor-in-possession, Knickerbocker may not engage in transactions outside the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court.

Under Chapter 11, actions to enforce claims against Knickerbocker are stayed if the claims arose, or are based on events that occurred, on or before the Petition Date, and such claims cannot be paid or restructured prior to the conclusion of the proceedings or approval of the Bankruptcy Court. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts, including leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. Substantially all liabilities as of the Petition Date are intended to be dealt with in accordance with a plan of reorganization to be filed by the Company that will be voted upon by all classes of impaired creditors and approved by the Bankruptcy Court. The Creditor's Committee has been formed and it reviews non-ordinary course of business transactions and is participating in the formulation of the plan of reorganization.


On March 30, 2000, the Company filed a Plan of Reorganization and Disclosure Statement with the United States Bankruptcy Court, pursuant to which Knickerbocker would emerge from Chapter 11 bankruptcy proceedings. The Bankruptcy Court scheduled a hearing on the Disclosure Statement for May 5, 2000.

LITIGATION

Plaintiff Michael Elam filed an action in Orange County Superior Court (Case No. 759883) on or about February 16, 1996, against Louis L. Knickerbocker, Tamara Knickerbocker and the Company alleging causes of action for conversion, breach of fiduciary duty, fraud, debitatus assumpsit, intentional interference with contract, constructive trust, breach of oral agreement, specific performance, money had and received, open book account and spoliation of evidence. The plaintiff is seeking money damages and/or shares of stock of the Company ranging between $500,000 and $35,000,000 as a result of prior business affiliations with Mr. Knickerbocker, alleging that the Company is liable as a successor-in-interest for the debts of Mr. Knickerbocker's prior companies, and that Mr. Knickerbocker was obligated to allow the plaintiff to participate in the Company when it was created. The defendants vigorously opposed the lawsuit. A motion for summary judgment filed in August 1998 eliminated those causes of action claiming an interest in the company's predecessor, Knickerbocker Creations, Ltd. The case was set for trial on May 24, 1999. The Company entered into an agreement with the plaintiff to settle the litigation in exchange for shares of Pure Energy Corporation held by the Company with a carrying value of $168,000. The Company has been unable to deliver the settlement amount due to the bankruptcy proceeding. It is not certain how many, if any, shares in Pure Energy Corporation the Company will be able to deliver in connection with the settlement. The action is stayed pending the bankruptcy proceeding.

The Company brought claims against State Street Bank and Trust Company ("State Street") in federal district court in Boston, Massachusetts (Civil Action No. 97-12573-NO, U.S. District Court, D. MA) for conversion, breach of contract, unjust enrichment, a declaratory judgment and violation of Massachusetts General Laws, c. 93A arising from State Street's wrongful retention of 72,188 shares of the Company's common stock after the Company's obligations to State Street under a Settlement Agreement of the prior indebtedness of Georgetown Collection, Inc., a subsidiary acquired in 1996, had been paid in full. The stock retained by State Street had an original value of $617,000. State Street denies liability and brought a counterclaim against the Company for breach of contract and specific performance seeking $102,000 in damages, plus attorneys fees and costs. Prior to the bankruptcy proceeding, the Company was in negotiations with State Street Bank to settle the above matter. The action is stayed pending the bankruptcy proceeding.

Finance Authority of Maine, Coastal Enterprises, Inc, and the Southern Maine Economic Development District brought claims in federal district court in Portland, Maine (Civil Action No.98-2235-8, U.S. District Court, D. Maine) for breach of contract, indemnification and specific performance arising from the Company's performance under certain settlement documents following the acquisition of the subsidiary, Georgetown Collection, Inc., in 1996. The plaintiffs are seeking an order requiring the Company to purchase 63,030 shares of the Company's stock previously transferred to plaintiffs for $11.50 per share, plus interest and attorneys fees. The Company answered and denied liability on plaintiffs' claims. The plaintiffs moved for summary judgment, and the motion is currently under advisement. The action is stayed pending the bankruptcy proceeding.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK MARKET AND OTHER INFORMATION

The Company's common stock is listed on the OTC Bulletin Board under the symbol "KNIC.OB". Prior to the Company's listing on the OTC Bulletin Board, the Company was listed on the NASDAQ exchange since January 25, 1995. Previous to January 25, 1995, there was no public trading market for the Company's equity securities.

On April 4, 2000, the common stock bid price closed at $.23 per share. The closing bid price of the Company's stock on December 31, 1999 was $.07 per share. The total volume of shares traded during the year ended December 31, 1999 was 134,510,100 shares. As of April 4, 2000, there were 162 holders of record of the Company's common stock.

The following table presents information on the high and low prices per share for the Company's common stock for each fiscal quarter in 1999 and 1998 as reported by the OTC Bulletin Board and NASDAQ National Market System. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.


                                        1999                  1998
                                    High $  Low $         High $ Low $
                                    ------  -----         ------ -----

               First Quarter        1.19       .44        8.13   4.63
               Second Quarter        .59       .19        5.60   2.38
               Third Quarter         .22       .05        4.75   1.00
               Fourth Quarter        .11       .05        1.50    .44

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data regarding the Company, which is qualified by reference to, and should be read in conjunction with, the consolidated financial statements and notes thereto (see "Index to Consolidated Financial Statements" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations"). The statement of operations and balance sheet data presented below has been derived from the Company's consolidated financial statements. The Company's consolidated financial statements as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 have been audited by Deloitte & Touche LLP, the Company's independent auditors, as indicated in their report, which contains an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern, included elsewhere herein.



                                                                YEAR ENDED DECEMBER 31,
                                           -------------------------------------------------------------------
                                             1999           1998           1997           1996          1995
                                           --------       --------       --------       --------      --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales                                  $ 42,165       $ 60,427       $ 68,290       $ 42,095      $ 13,140
Cost of sales                                25,155         29,383         30,790         21,451         6,327
                                           --------       --------       --------       --------      --------
Gross profit                                 17,010         31,044         37,500         20,644         6,813
Operating expenses                           25,426         51,412         39,542         16,794         4,767
                                           --------       --------       --------       --------      --------
Operating (loss) income                      (8,416)       (20,368)        (2,042)         3,850         2,046
Loss on equity method investments                            1,347          1,857            629
Other expense (income)                          235            (47)        (3,316)            62          (133)
Interest expense                              1,814          3,658          4,831          1,205            27
Reorganization items                            672
                                           --------       --------       --------       --------      --------
Income (loss) before income taxes           (11,137)       (25,326)        (5,414)         1,954         2,152
Minority interest in (loss) income of                         (274)            10            132
subsidiary
Income tax expense (benefit)                     75          3,663         (1,047)           450           883
                                           --------       --------       --------       --------      --------
Net (loss) income                          $(11,212)      $(28,715)      $ (4,377)      $  1,372      $  1,269
                                           ========       ========       ========       ========      ========
Net (loss) income per share, diluted       $   (.33)      $  (1.46)      $   (.24)      $    .09      $    .10
                                           ========       ========       ========       ========      ========
Weighted average shares outstanding,         34,291         19,630         18,052         16,471        13,280
diluted

BALANCE SHEET DATA:
Working capital (deficit)                  $  4,399       $ (7,785)      $ 12,496       $ 15,702      $  7,847
Total assets                                 26,586         38,742         50,961         57,572        11,214
Total debt                                   10,346         18,769         14,008         19,471
Stockholders' equity                          2,375          3,268         24,725         24,263         8,600


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

RESULTS OF OPERATIONS

                                  Year ended December 31,
                            -----------------------------------
                              1999          1998          1997
                            -------       -------       -------

Net Sales                     100.0%        100.0%        100.0%
Cost of sales                  59.7%         48.6%         45.1%
Gross profit                   40.3%         51.4%         54.9%
Operating expenses             60.3%         85.1%         57.9%
Operating loss                (20.0)%       (33.7)%        (3.0)%
Other (income) expense          4.9%          8.2%         (4.9)%
Net loss                      (26.6)%       (47.5)%        (6.4)%

Year ended December 31, 1999 compared to year ended December 31, 1998
---------------------------------------------------------------------

Net Sales

Net sales decreased to $42,165,000 for the year ended December 31, 1999 from $60,427,000 for the year ended December 31, 1998, a decrease of $18,262,000, or 30.2%. The $18,262,000 decrease in annual net sales was comprised of decreases of $18,688,000 in net sales from the mail-order and catalog-driven collectible doll brands and $2,504,000 from the fine jewelry division, partially offset by increases in net sales of $1,766,000 in the celebrity-driven collectible doll brands and $1,164,000 from the fashion jewelry division. The $18,688,000 decrease in 1999 mail order and catalog-driven collectible doll sales was primarily attributed to a substantial reduction in 1999 advertising spending. Since 1997, the Company substantially reduced its annual mail order and catalog advertising spending in order to reposition distribution of the Company's collectible products to traditional and electronic retailers. The decrease in net sales from the Company's fine jewelry program was primarily attributed to a decline in orders from the Company's major fine jewelry customer in the home shopping industry and a decline in orders from international distributors. The increase in net sales from celebrity-driven collectible doll programs was due primarily to increased sales to the Company's retail base of customers. The increase in net sales from the fashion jewelry division was due primarily to greater demand for designer-driven fashion jewelry through its electronic retailing distribution. The Company continues to assess the potential of sales expansion of existing products through new distribution channels, as well as continuing to develop new product categories.

Gross Profit

Gross profit decreased to $17,010,000 for the year ended December 31, 1999 from $31,044,000 for the year ended December 31, 1998, a decrease of $14,034,000, or 45.2%. As a percentage of net sales, gross profit for the year decreased to 40.3% in 1999 from 51.4% in 1998. The decrease in the gross profit percentage in 1999 from 1998 was due primarily to a change in the sales mix of products sold by mail order and catalogs, or direct to the consumer, versus products sold at wholesale prices through retail distribution and electronic retailing. In 1999, 18.9% of the Company's sales were directly to the consumer through mail order and catalogs, versus 44.1% in 1998. Mail order and catalog sales, as opposed to wholesale, business to business sales, generate higher margins to the Company as the products are sold at retail prices to individual consumers. Therefore, the Company's gross profit percentage will vary depending on the relationship of direct response sales to total sales for the Company during the year. The Company expects to further decrease the mail order and catalog sales in the future.

Advertising Expense

Advertising expense decreased to $2,630,000 for the year ended December 31, 1999 from $14,196,000 for the year ended December 31, 1998, due primarily to the Company's planned reduction in its mail order and catalog advertising campaigns. The Company is in the process of repositioning distribution of its products away from mail order and catalog distribution which require significant advertising spending to generate sales. Included in advertising expense are advertisement printing costs, catalog printing costs, media space in magazines, and advertisement creative and development costs.

Selling Expense

Selling expense increased to $7,219,000 for the year ended December 31, 1999 from $7,029,000 for the year ended December 31, 1998, an increase of $190,000, or 2.7%. As a percentage of net sales, selling expense increased from 11.6% in 1998 to 17.1% in 1999. The increase in selling expense is due primarily to increases in celebrity royalty expense based upon higher sales in 1999 from celebrity and designer-driven collectible and fashion jewelry products. Selling expenses include royalty expense, commission expense, trade show expenses, and other sales promotion expenses.

General and Administrative Expense

General and administrative expense decreased to $15,577,000 for the year ended December 31, 1999 from $27,196,000 for the year ended December 31, 1998, a decrease of $11,619,000, or 42.7%. The percentage of revenues represented by these expenses decreased from 45.0% in 1998 to 36.9% in 1999. The decrease in general and administrative expenses was due primarily to the consolidation of operating facilities and overhead in the collectibles division which began in 1998 and concluded in early 1999.

Loss on Equity Method Investments

Loss on equity method investments decreased to $0 for the year ended December 31, 1999 from $1,347,000 for the year ended December 31, 1998. The major components of the 1998 loss from equity method investments stem from the Company's 50% interest in Arkenol Asia, LLC and its interest in Pure Energy Corporation, both development-stage corporations. Under the equity method of accounting, the Company recorded loss on equity method investments equal to the investees' net loss multiplied by the Company's ownership percentage. Effective April 1, 1998, the Company discontinued the application of the equity method to its investment in Pure Energy Corporation due to a reduction in ownership interest during 1998. Additionally, during the year ended December 31, 1998, the Company wrote off its investment in Arkenol Asia LLC due to the inactivity of the joint venture.

Other (Income) Expense

Other expense increased to $235,000 for the year ended December 31, 1999 from income of $47,000 for the year ended December 31, 1998, a change of $282,000. The primary reason for the change from 1998 to 1999 is that the 1998 comparative amount included a net gain of $769,000 from the sale of a portion of the Company's interest in Pure Energy Corporation, offset by a decrease in foreign currency transaction losses related to the Company's Thailand operations, from $333,000 in 1998 to $79,000 in 1999.

Interest Expense

Interest expense decreased to $1,814,000 for the year ended December 31, 1999 from $3,658,000 for the year ended December 31, 1998, a decrease of $1,844,000, or 50.4%. The decrease in interest expense was due primarily to the maturity of $4,600,000 of convertible debentures in January 1999, as well as additional conversions of $6,119,000 of the 1997 and 1998 convertible debentures during 1999. Additionally, the Company's interest expense was lower due to lower average borrowings on its line of credit. Included in interest expense for the years ended December 31, 1999 and 1998, are noncash charges of $993,000 and $2,183,000, respectively, that are classified as interest expense.

Income Tax Expense (Benefit)

Income tax expense decreased to $75,000 for the year ended December 31, 1999 from $3,663,000 for the year ended December 31, 1998, due primarily to a $3,451,000 valuation allowance on deferred tax assets in 1998, due to recurring tax losses and uncertain future taxable income. The remaining amount of income tax expense includes estimated minimum state taxes payable based on factors other than income and foreign taxes related to Thai operations.

Reorganization Items

Costs associated with the Company's Chapter 11 filing amounted to $672,000 for the year ended December 31, 1999, which were comprised primarily of professional fees. The Company anticipates that additional reorganization costs will be incurred throughout the Chapter 11 reorganization.

Net Loss

As a result of the foregoing factors, net loss decreased to $11,212,000 for the year ended December 31, 1999 from net loss of $28,715,000 for the year ended December 31, 1998, a decrease in net loss of $17,503,000

Year ended December 31, 1998 compared to year ended December 31, 1997
---------------------------------------------------------------------

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

Interest Expense

Interest expense decreased to $3,658,000 for the year ended December 31, 1998 from $4,831,000 for the year ended December 31, 1997, a decrease of $1,173,000, or 24.3%. The decrease occurred primarily as a result of a $1,899,000 noncash restructuring charge and noncash conversion discounts incurred in 1997 associated with the Company's 1996 convertible debenture offering, offset by increased interest charges from the issuance of convertible debentures totaling $5,000,000 and $7,000,000 in September 1997 and June 1998, respectively. Included in interest expense for the years ended December 31, 1998 and 1997, are noncash charges of $2,183,000 and $3,099,000, respectively, that are classified as interest expense. The remaining balance of interest expense includes interest on borrowings from working capital lines of credit, mortgages on buildings owned by the Company, and interest paid in cash on the remaining balance of the September 1996 convertible debentures.

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


LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operations was $2,224,000 in 1999 compared to cash used in operations of $6,324,000 in 1998. The $8,548,000 increase in cash flow from operations was due primarily to the decrease in net loss for the year ended December 31, 1999, offset by certain noncash items included in operating loss such as depreciation and amortization, amortization of debt discount associated with convertible debenture financings, a restructuring charge in 1998, and a goodwill impairment charge in 1998. The cash items impacting cash flow from operations were a $6,047,000 decrease in the Company's inventories, offset by a $2,370,000 decrease in accounts payable and accrued expenses, net of $4,454,000 reclassified to liabilities subject to compromise under reorganization proceeding.

Under Chapter 11, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on, events that occurred on or before the Petition Date. The ultimate terms of settlement of these claims will be determined in accordance with a plan of reorganization, which requires the approval of the impaired prepetition creditors and stockholders and confirmation by the Bankruptcy Court. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts, including leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. The ultimate resolution of such liabilities, all of which are subject to compromise, are a part of the plan of reorganization filed with the Bankruptcy Court on March 30, 2000. Until the plan of reorganization is confirmed by the Bankruptcy Court, only such payments on prepetition obligations that are approved by the Bankruptcy Court will be made. There is no assurance that a plan of reorganization will be approved or confirmed by the Bankruptcy Court.

Inherent in a successful plan of reorganization is a capital structure that will enable the Company to generate sufficient cash flow after reorganization to meet its restructured obligations and current obligation. Accordingly, the rights of prepetition creditors and the ultimate payment of their claims may be substantially altered and, in some cases, eliminated under the Bankruptcy Code. It is not possible at this time to predict the ultimate outcome of the Chapter 11 filing or its effects on the Company's business or on the interest of creditors or stockholders.

As described in Note 9 to the consolidated financial statements, through July 16, 1999, the Company had a line of credit that encompassed The L.L. Knickerbocker Co., Inc. (LLK), Georgetown Collection, Inc. (GCI) and Krasner Group, Inc. (TKG). Certain credit limits were established for each company. Borrowing availability was determined by an advance rate on eligible accounts receivable and inventory. At the expiration of the line of credit on July 16, 1999, the Company did not have sufficient funds to pay off the line of credit. The Company entered into a forbearance agreement with the financial institution (the Bank) initially extending the general terms of the line of credit until August 30, 1999 and in the event certain conditions were met, until September 20, 1999. The forbearance agreement limited the Company's use of the credit facility to total borrowings of $6,250,000. As a result of the Chapter 7 filing, the Bank placed the Company's credit facility on an offering basis, effectively reserving the right to discontinue funding the Company at any time. As a result of the Chapter 11 filing, all required repayments of principal on the notes payable under the line of credit for LLK and GCI have been suspended, except for certain principal repayments that have been approved by the Bankruptcy Court. The Bank continues to lend funds on an offering basis to TKG.

At December 31, 1999, the Company had $3,548,000 of cash borrowings outstanding, $2,879,000 of which, representing amounts borrowed under the LLK and GCI sublimits, is classified as subject to compromise in the accompanying consolidated financial statements. Borrowings bear interest at the bank's base rate (8.5% at December 31, 1999) plus 3%. The Company has continued to accrue interest at the contractual rate on these notes, however interest payments were suspended as of the Conversion Date on the LLK and GCI borrowings.

The Company's Thai subsidiaries have available lines of credit aggregating 76,000,000 Thai baht (approximately $2,014,000 at December 31, 1999). Outstanding borrowings of $1,894,000 at December 31, 1999 bear interest at rates ranging from 3.5% to 9.25%. Restricted cash of $312,000 and $310,000 at December 31, 1999 and 1998, respectively, secured one such line of credit.

In connection with the Chapter 11 filing, the Company filed, and the Bankruptcy Court approved, a motion for use of cash collateral. Under the terms of this motion the Company is authorized to use all cash and cash equivalents, which are the cash collateral of the Bank, to pay ordinary and necessary operating expenses in an amount equal to 93% of new accounts receivable.

The Company filed a Plan of Reorganization and Disclosure Statement with the Bankruptcy Court on March 30, 2000. The Plan of Reorganization is subject to confirmation by the Bankruptcy Court. The terms of the Plan of Reorganization include a short-term extension on the line of credit with the Bank until November 30, 2000. The Company is also taking measures to obtain a new secured lender to refinance the existing secured liabilities. The Company believes that its ongoing operating cash flow and proceeds from sale of investments should enable the Company to meet liquidity requirements until substitute financing is obtained. However, notwithstanding all of the events and circumstances described above, there is substantial uncertainty with respect to the Company's liquidity. The Company's ability to meet its obligations as they come due and successfully emerge from Chapter 11 is contingent upon, among other things, its ability to formulate a Plan of Reorganization that will be confirmed by the Bankruptcy Court, to achieve satisfactory levels of profitability and cash flow from operations, and obtain financing sources to meet future obligations.

SEASONALITY AND QUARTERLY RESULTS

The Company's business is subject to seasonal fluctuations. The Magic Attic Club brand of dolls, which was acquired effective October 18, 1996, has historically experienced greater sales in the latter portion of the year. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

INFLATION

The Company does not believe that inflation has had a material effect on the results of operations in the recent past. There can be no assurance that the Company's business will not be affected by inflation in the future.

YEAR 2000 READINESS DISCLOSURE

As described in the Form 10-K for the year ended December 31, 1998, the Company had developed plans to address the possible exposures related to the impact on its computer systems of the Year 2000. Since entering the Year 2000, the Company has not experienced any major disruptions to its business nor is it aware of any significant Year 2000-related disruptions impacting its customers and suppliers. Furthermore, the Company did not experience any material impact on inventories at calendar year end. The Company will continue to monitor its critical systems over the next several months but does not anticipate any significant impacts due to Year 2000 exposures from its internal systems as well as from the activities of its suppliers and customers.

Costs incurred to achieve Year 2000 readiness, which included contractor costs to modify existing systems and costs of internal resources dedicated to achieving Year 2000 compliance, were charged to expense as incurred and were not material in 1999.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," which establishes standards for accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective in the first quarter of the year ending December 31, 2001. The Company is currently analyzing the effect of this standard and does not expect it to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:


Name                                        Age    Position
----                                        ---    --------

    Louis L. Knickerbocker                  59     Chief Executive Officer, President and
                                                   Chairman of the Board

    Anthony P. Shutts                       36     Chief Financial Officer, Secretary and Director

    Gerald A. Margolis                      70     Director

    F. Rene Alvarez                         61     Director

    Marty Schaeffer                         53     Director


All directors hold office until the next meeting of the shareholders of the Company and until their successors are qualified and elected. Executive officers of the Company are appointed by the Board of Directors and serve at the discretion of the Board. All executive officers devote full time to the Company.

MR. LOUIS L. KNICKERBOCKER, CHIEF EXECUTIVE OFFICER, PRESIDENT, AND CHAIRMAN

Mr. Knickerbocker, 59, is the co-founder of the Company. Mr. Knickerbocker has been Chairman, President, and Chief Executive Officer of the Company since founding the Company in 1985. From 1965 through 1974, Mr. Knickerbocker acquired and sold a total of seven restaurants, four of which comprised a chain of Mexican restaurants. Mr. Knickerbocker has been a salesman and sales supervisor at M. Cooper & Son, and purchased and sold several liquor stores. Between 1974 and 1985, he acted as a private investor and businessman, investing in real estate and purchasing and selling small businesses. Mr. Knickerbocker is married to Tamara Knickerbocker, the former Executive Vice President of the Company.

MR. ANTHONY P. SHUTTS, C.P.A., CHIEF FINANCIAL OFFICER, SECRETARY, AND DIRECTOR

Mr. Shutts, 36, was hired as a consultant to the Company on April 1, 1993 and became Chief Financial Officer of the Company on June 30, 1993. Mr. Shutts became a full-time employee of the Company on April 1, 1996. Mr. Shutts has been a director of the Company since June 1994. He is a certified public accountant with over 12 years experience in public accounting, most notably with Deloitte & Touche from 1986 to 1991, specializing in emerging companies. Mr. Shutts holds a Bachelors Degree in Business Administration and a Master's Degree in Taxation, both from the University of Southern California. Currently, Mr. Shutts serves as Chief Financial Officer of the Company, overseeing the financial matters of the Company and performing the general functions of CFO.

MR. GERALD A. MARGOLIS, DIRECTOR

Mr. Margolis, 70, was appointed to the Board of Directors in June 1994, and served as Secretary of the Company from June 1994 until June 1995. He graduated from the U.C.L.A. School of Law in 1954 and has been a licensed attorney in private practice and a member of the California State Bar since 1955. Mr. Margolis was a City Council member of the Culver City Council from 1962 to 1966. Mr. Margolis has advised the Company on general corporate matters since its inception in 1985.

MR. F. RENE ALVAREZ, JR., DIRECTOR

Mr. Alvarez, 60, was appointed to the Board of Directors in May 1997. Mr. Alvarez was the Senior Vice President, Finance of the Pacific Bay Homes subsidiary of Ford Motor Company from 1995 to 1999. He worked as a member of the finance staff for Ford Motor Company from 1969 to 1989, as Director of Internal Audit for the USL Capital subsidiary of Ford Motor Company from 1989 to 1994, and as Audit Manager, Finance Staff, for Ford Financial Services Group from 1994 to 1995. Mr. Alvarez attained the rank of Captain in the United States Army, and was awarded the Bronze Star for service in Vietnam. He received a B.S., Accounting, from Canisius College in 1962 and a Juris Doctor and LLB from State University of New York at Buffalo in 1967. Mr. Alvarez is a licensed attorney and a member of the New York State Bar.

MR. MARTY SCHAEFFER, DIRECTOR

Mr. Schaeffer, 53, was appointed to the Board of Directors in September 1999. Mr. Schaeffer has been the Assistant Vice President of Circuit City Stores since 1992. He worked as store manager for Sears Roebuck & Co. from 1965 to 1979, as Senior Vice President of Triangle Building Centers from 1980 to 1988, as Senior Vice President of Home Base, Inc. from 1989 to 1990, and as Executive Vice President of the Company in 1991. He received a B.A. from Lehigh University in 1968 and an M.B.A. from Rochester Institute of Technology in 1983.

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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended December 31, 1999, its officers, directors, and greater-than-10% stockholders complied with all Section 16(a) filing requirements, with the exception of: (i) Louis L. Knickerbocker, whose Form 5 for 1999 for multiple transactions is in the process of being prepared and filed; (ii) Tamara Knickerbocker, whose Form 5 for multiple transactions is being prepared and filed; and (iii) Anthony P. Shutts, whose Form 5 for one transaction is in the process of being prepared and filed.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information concerning annual, long-term and other compensation received during the last three completed fiscal years and to be received by (i) the Chief Executive Officer of the Company, and (ii) the Company's four most highly compensated executive officers whose annual salary and bonus compensation exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                                                           Long-Term
                                               Annual Compensation        Compensation
                                               -------------------        ------------
                                                                           Securities
Name and Principal               Fiscal                                     underlying                All Other
Position                          Year         Salary         Bonus       options/SARs(1)          Compensation(2)
--------------------------      --------      --------      --------      ----------------         ----------------
Louis L. Knickerbocker,             1999      $304,153           N/A               400,250         $         33,042
  Chairman                          1998      $300,000           N/A               825,000(3)      $         92,733
                                    1997      $300,000      $200,000               500,000                      N/A

Martin Krasner,                     1999      $239,649           N/A                   N/A         $            200
  Acting President and              1998      $235,784           N/A                   N/A         $            200
  Chief Executive Officer           1997      $235,293           N/A                   N/A                      N/A


Anthony P. Shutts                   1999      $130,483           N/A                   250         $            200
  Chief Financial Officer           1998      $130,979           N/A               174,250(4)      $            225
  and Corporate Secretary           1997      $120,000      $ 72,939               205,000                      N/A

Tamara Knickerbocker(6)             1999      $116,962           N/A                   250         $            117
  Executive Vice President          1998      $118,462           N/A               112,604(5)      $            175
                                    1997      $ 80,000           N/A                 2,216                      N/A


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

(4) Consists of options issued as a result of the repricing of previously awarded stock options.

(5) Includes options to purchase 39,578 shares of the Company's common stock, which resulted from the repricing of previously awarded stock options.

(6) Tamara Knickerbocker's employment with the Company ended on December 31,
1999.

COMPENSATION OF DIRECTORS

Directors holding salaried positions with the Company do not receive compensation for their services as a director. All other directors receive a fee of $500 per meeting attended and reasonable travel expenses.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

In 1996, the Company entered into employment agreements with Louis L. Knickerbocker, its Chairman, Chief Executive Officer and President and Anthony
P. Shutts, its Chief Financial Officer and Corporate Secretary. The respective terms of the employment agreements are five years each. The agreements are subject to early termination by the Company under certain conditions, including breach of the agreement, fraud by the employee, and/or breach of fiduciary duty owed to the Company by the employee. The Company has the right to extend the terms of each employment agreement for an additional five years each upon written notice to the respective employee. Under the agreements, each of the employees agrees to devote his or her full time and effort to the business affairs of the Company and to use his or her best efforts to promote the best interests of the Company.

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

During the first year, the employment agreements called for Mr. Knickerbocker to receive an annual base salary of $300,000 and for Mr. Shutts to receive an annual base salary of $120,000. In addition to their respective base salaries, Mr. Knickerbocker and Mr. Shutts are eligible to receive an annual bonus in an amount to be determined by a compensation committee and ratified by the Board of Directors out of a Management Bonus Fund up to a maximum of 10% of the greater of pretax income or operating profits of the Company and are entitled to receive certain stock options from the Company's stock option plans previously adopted by the Company. See "Stock Option Plans."

STOCK OPTION PLANS

THE L.L. KNICKERBOCKER 1995 AMENDED AND RESTATED STOCK OPTION PLAN

The shareholders approved and the Company adopted a Stock Option Plan on September 27, 1994, which was amended and restated on June 15, 1995 as the L.L. Knickerbocker 1995 Amended and Restated Stock Option Plan (the "Stock Option Plan"). The Stock Option Plan is administered by a committee appointed by the Board of Directors and provides that options may be granted at exercise prices determined by the Board of Directors in its sole discretion. The Stock Option Plan is designed as an incentive for employees, non-employee directors and persons providing services of special importance to the Company. Unless otherwise specified, the options expire ten years from the date of grant. The Stock Option Plan covered an aggregate of 400,000 shares when granted, which was increased by the Company's 1994 five-for-one stock split to a total of 2,000,000 shares. As of the date of this Report, 400,000 pre-split options have been granted pursuant to the Plan, which has been increased by the Company's 1994 five-for-one stock split to a total of 2,000,000 options granted.

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

OPTIONS GRANTED

The following table sets forth information concerning the grant of stock options during the fiscal year ended December 31, 1999 to each of the Named Executive Officers.


                        OPTION GRANTS IN LAST FISCAL YEAR


                                               Individual Grants(1)
                               --------------------------------------------------
                                                     Percent of
                                                  Total Options                                             Potential Realizable
                                                     Granted to                                               Value at Assumed
                                                     Employees       Exercise or                               Annual Rates of
                                   Options           in Fiscal        Base Price      Expiration          Stock Price Appreciation
Name                               Granted         Year 1999(2)     (per share)(3)      Date(4)                for Option Term(5)
----                               -------         ------------     --------------    ----------          -------------------------
                                                                                                              5%              10%
                                                                                                              --              ---
Louis L. Knickerbocker              400,250           97.68%            $0.64            2009             $ 161,098       $ 408,253
Anthony P. Shutts                       250            0.06%            $0.05            2009             $      71       $     211
Tamara Knickerbocker                    250            0.06%            $0.25            2009             $      39       $     100


(1)     These options were granted pursuant to the Company's ISO Plan.

(2) In fiscal 1999, 409,750 options were granted to employees pursuant to the Company's ISO Plan. This number was used in calculating the percentages in the above table.

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

                AGGREGATED OPTION/SAR EXERCISES IN LAST
                Fiscal Year and Fiscal Year-End Option/SAR Values



                                                                  Number of securities
                                                                 underlying unexercised          Value of unexercised in-the
                                                             options/SARs at fiscal year-end     money options/SARs at fiscal
                                                                         (#)                            year-end ($)(1)

                             Shares
                           acquired on     Value realized
Name                       exercise(#)         ($)(1)        Exercisable      Unexercisable    Exercisable      Unexercisable
------------------------------------------------------------------------------------------------------------------------------
Louis L. Knickerbocker               -            $ -          1,225,000                250            $ -                $ -
Anthony P. Shutts                    -              -            174,250                250              -                  -
Tamara Knickerbocker                 -              -            112,604                250              -                  -



(1) Market value of the securities underlying the "in-the-money" options at exercise date or year-end, as the case may be, minus the exercise price of such options.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

The following directors served on the Company's Compensation Committee during the year ended December 31, 1999: Louis L. Knickerbocker, Gerald A. Margolis, and F. Rene Alvarez, Jr. Mr. Knickerbocker is the Chairman, Chief Executive Officer and President of the Company and Mr. Margolis and Mr. Alvarez are non-employee directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of April 4, 2000 by (i) each director of the Company, (ii) the CEO of the Company and the four most highly compensated executive officers of the Company whose annual salary and bonus compensation exceeded $100,000, (iii) all directors and executive officers as a group, and
(iv) each person known to the Company to own beneficially more than 5% of the outstanding shares of common stock:



Name and Address of                    Amount and Nature           Percent
Beneficial Owner (1)                 of Beneficial Ownership       of Class
--------------------                 -----------------------       --------
Louis L. Knickerbocker                    4,222,393(2)                8.7%
Tamara Knickerbocker                      3,047,393(3)                6.3%
Anthony P. Shutts                           174,650(4)                  *
Gerald Margolis                             219,500(5)                  *
F. Rene Alvarez, Jr                          30,000(6)                  *
Marty Schaeffer                               1,000
Directors and Executive Officers
    as a Group                            7,694,786(8)               15.9%

--------------------------------------------------------------------------------
*       Less than 1.0% of the outstanding common stock as of April 4, 2000.

(1) The address for all persons listed is c/o The L.L. Knickerbocker Co., Inc., 25800 Commercentre Drive, Lake Forest, CA 92630.
(2) Includes 1,225,000 shares issuable upon the exercise of stock options exercisable within 60 days of April

        4, 2000 under the Company's ISO Plan. Excludes 3,047,393 shares beneficially owned by Tamara Knickerbocker.
(3) Excludes 4,222,393 shares beneficially owned by Louis L. Knickerbocker. Tamara Knickerbocker's employment with the Company ended on December 31, 1999, and stock options outstanding as of that date were cancelled as of March 30, 2000.
(4) Includes 174,250 shares issuable upon the exercise of stock options exercisable within 60 days of April 4, 2000 under the Company's ISO Plan.
(5) Includes 70,000 shares issuable upon the exercise of stock options exercisable within 60 days of April 4, 2000 under the Company's ISO Plan.
(6) Includes 20,000 shares issuable upon the exercise of stock options exercisable within 60 days of April 4, 2000 under the Company's ISO Plan.
(8) Includes 1,488,750 shares issuable upon the exercise of stock options exercisable within 60 days of April 4, 2000 under the Company's ISO Plan.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT

From 1995 to 1998, the Company made loans to its Chairman, Chief Executive Officer, and President, Louis L. Knickerbocker. The largest aggregate amount outstanding (including accrued but unpaid interest) during fiscal 1998 was $1,423,600, and $1,088,000 was outstanding as of April 4, 2000. The loans were evidenced by promissory notes providing for payment of interest at the prime rate plus 1% per annum, and payments in installments of $200,000 on March 31, 2000 and September 30, 2000 with any unpaid principal and interest due on April 11, 2001. At December 31, 1999, due to the uncertainty of collectibility of the note, the Company recorded a reserve of $1,088,000 on the outstanding balance.

During the period February to May 1998, Mr. Knickerbocker made short-term loans to the Company aggregating $2,615,000. These short-term loans were repaid in June 1998.

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

AFFILIATED AND PREDECESSOR COMPANIES

The L.L. Knickerbocker Co., Inc. (the Company) was formed by Louis L. Knickerbocker, Chairman, President, and Chief Executive Officer of the Company, and Tamara Knickerbocker, his wife and the former Executive Vice President of the Company, under the name International Beauty Supply, Ltd., a California corporation (IBS) in 1985. IBS developed a line of cosmetics called "Orchid Premium" that was initially marketed to professional beauty supply houses and subsequently expanded to retail stores.

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

The Knickerbockers next formed Knickerbocker Creations, Ltd., a California corporation (Creations) in 1990 and began developing the products and celebrity endorsement programs that are now part of the Company.

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

On May 24, 1993, the directors and shareholders of IBS approved an amendment of the articles of incorporation of the corporation changing the name of the corporation from "International Beauty Supply, Ltd." to the Company's current name, "The L.L. Knickerbocker Co., Inc." The Company's name was chosen to maximize the retention of the goodwill in the home shopping industry associated with the name "Knickerbocker" by virtue of Creations' business. The Company then consummated an asset purchase whereby the operating assets of Creations, including but not limited to the marketing and distribution rights to the products and programs of Creations, were acquired along with certain liabilities. As of the date hereof, all current active contracts of Creations have been assumed or amended to grant those rights and obligations to the Company.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) See page 32 for a listing of financial statements submitted as part of this report.

(a)(2) Schedule II - Valuation and Qualifying Accounts appears on page 62 of this report. All other schedules have been omitted as they are not applicable, not required or the information is included in the consolidated financial statements or the notes thereto.

(a)(3)  See Exhibit Index on page 63 of this report.

(b)     Reports on Form 8-K
        There were no reports on Form 8-K filed during the fourth quarter of 1999.

(c)     See item 14(a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          The L.L. Knickerbocker Co., Inc.
                                          --------------------------------------
                                          (Registrant)



Date: April 14, 2000                      By:   /S/ Louis L. Knickerbocker
                                             -----------------------------------
                                               Louis L. Knickerbocker
                                               Chairman

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


Signature                                            Title                                             Date
---------                                            -----                                             ----
       /S/   Louis L. Knickerbocker                Chairman                                        April 14, 2000
----------------------------------------           (Principal Executive Officer)
        Louis L. Knickerbocker


     /S/   Anthony P. Shutts                       Chief Financial Officer, Secretary              April 14, 2000
----------------------------------------           and Director
        Anthony P. Shutts                          (Principal Financial and Accounting Officer)



    /S/    Gerald A. Margolis                      Director                                        April 14, 2000
----------------------------------------
        Gerald A. Margolis



   /S/  F. Rene Alvarez, Jr.                       Director                                        April 14, 2000
----------------------------------------
        F. Rene Alvarez, Jr.


  /S/  Marty Schaeffer                             Director                                        April 14, 2000
----------------------------------------
        Marty Schaeffer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       PAGE

Independent Auditors' Report                                             33

Consolidated Balance Sheets as of December 31, 1999 and 1998             34

Consolidated Statements of Operations for the Years Ended
   December 31, 1999, 1998 and 1997                                      35

Consolidated Statements of Comprehensive Income/Loss for the
   Years Ended December 31, 1999, 1998 and 1997                          36

Consolidated Statements of Stockholders' Equity for the
   Years Ended December 31, 1999, 1998 and 1997                          37

Consolidated Statements of Cash Flows for the
   Years Ended December 31, 1999, 1998 and 1997                          38

Notes to Consolidated Financial Statements                               40

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of The L.L. Knickerbocker Co., Inc.:


We have audited the accompanying consolidated balance sheets of The L.L. Knickerbocker Co., Inc. (debtor-in-possession) and subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income/loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The L.L. Knickerbocker Co., Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Company has filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceeding. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in the Company's business.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the uncertainties inherent in the bankruptcy process and the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. The Company is currently operating its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court, and continuation of the Company as a going concern is contingent upon, among other things, its ability to (1) finalize a plan of reorganization that will ultimately be confirmed by the Bankruptcy Court, (2) achieve satisfactory levels of profitability and cash flow from operations, and (3) obtain financing sources to meet future obligations. Management's plans concerning these matters are also discussed in Note 1. The financial statements do not include adjustments that might result from the outcome of these uncertainties.



/s/ DELOITTE & TOUCHE LLP

April 12, 2000
Costa Mesa, California

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1999 AND 1998



ASSETS                                                                                                  1999               1998
                                                                                                ------------       ------------
CURRENT ASSETS:
Cash and cash equivalents                                                                       $  1,510,000       $    199,000
Restricted cash (Notes 2 and 9)                                                                      312,000            310,000
Accounts receivable, less allowance for doubtful accounts of $2,486,000 (1999)
   and $1,127,000 (1998)                                                                           6,654,000          8,365,000
Inventories (Note 5)                                                                               4,655,000         10,989,000
Prepaid expenses and other current assets, including $31,000 (1999)
   and $1,188,000 (1998) of prepaid advertising                                                    1,578,000          2,745,000
Notes receivable (Note 8)                                                                                  -          1,800,000
                                                                                                ------------       ------------
                Total current assets                                                              14,709,000         24,408,000

PROPERTY AND EQUIPMENT, net (Note 6)                                                               4,501,000          4,970,000
RECEIVABLE FROM STOCKHOLDER, net (Note 7)                                                                  -          1,072,000
INVESTMENTS (Note 8)                                                                               3,675,000          3,541,000
GOODWILL, net of accumulated amortization of $1,848,000 (1999) and $1,395,000 (1998)               2,943,000          3,409,000
OTHER ASSETS                                                                                         758,000          1,342,000
                                                                                                ------------       ------------
                                                                                                $ 26,586,000       $ 38,742,000
                                                                                                ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                                $  4,244,000       $  9,461,000
Accrued expenses                                                                                   1,473,000          3,080,000
Notes payable (Note 9)                                                                             2,563,000          4,324,000
Commissions and royalties payable                                                                  1,577,000          1,368,000
Interest payable                                                                                     113,000            595,000
Current portion of long-term debt (Note 14)                                                          176,000            215,000
Income taxes payable                                                                                 164,000            279,000
Due to former shareholders of Krasner Group, Inc. (Note 3)                                                 -            280,000
Deferred gain (Note 8)                                                                                     -          1,642,000
Convertible debentures, net of discount of $491,000  (Note 10)                                             -         10,949,000
                                                                                                ------------       ------------
                Total current liabilities                                                         10,310,000         32,193,000

LONG-TERM DEBT, less current portion (Note 14)                                                       417,000            541,000
CONVERTIBLE DEBENTURES, net of discount of $110,000  (Note 10)                                             -          2,740,000
LIABILITIES SUBJECT TO COMPROMISE UNDER REORGANIZATION PROCEEDING (Note 11)                       13,484,000
                                                                                                ------------       ------------
                Total liabilities                                                                 24,211,000         35,474,000


COMMITMENTS AND CONTINGENCIES (Notes 9, 11 and 13)

STOCKHOLDERS' EQUITY (Note 12):
Preferred Stock, no par value, authorized shares - 10,000,000;
   none issued and outstanding                                                                             -
Common stock, no par value, authorized shares - 100,000,000;
   issued and outstanding shares - 43,727,354 (1999) and 20,659,309 (1998), stated at             41,397,000         30,757,000
Additional paid-in capital                                                                         6,012,000          6,112,000
Accumulated deficit                                                                              (41,157,000)       (29,945,000)
Accumulated other comprehensive loss                                                              (3,877,000)        (3,656,000)
                                                                                                ------------       ------------
                Total stockholders' equity                                                         2,375,000          3,268,000

                                                                                                ------------       ------------
                                                                                                $ 26,586,000       $ 38,742,000
                                                                                                ============       ============

See Independent Auditors' Report and Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                   1999               1998               1997
                                                               ------------       ------------       ------------
Net sales                                                      $ 42,165,000       $ 60,427,000       $ 68,290,000
Cost of sales                                                    25,155,000         29,383,000         30,790,000
                                                               ------------       ------------       ------------

Gross profit                                                     17,010,000         31,044,000         37,500,000
Advertising expense                                               2,630,000         14,196,000         10,926,000
Selling expense                                                   7,219,000          7,029,000          6,488,000
General and administrative expense                               15,577,000         27,196,000         22,128,000
Restructuring charge (Note 4)                                             -          2,991,000                  -
                                                               ------------       ------------       ------------

Operating loss                                                   (8,416,000)       (20,368,000)        (2,042,000)
Loss on equity method investments                                         -          1,347,000          1,857,000
Other expense (income), net                                         235,000            (47,000)        (3,316,000)
Interest expense  (Notes 9 and 10)                                1,814,000          3,658,000          4,831,000
                                                               ------------       ------------       ------------
Loss before reorganization items, minority interest
  and income tax expense (benefit)                              (10,465,000)       (25,326,000)        (5,414,000)
Reorganization items                                                672,000                  -                  -
                                                               ------------       ------------       ------------
Loss before minority interest and
  income tax expense (benefit)                                  (11,137,000)       (25,326,000)        (5,414,000)
Minority interest in income (loss) of subsidiary (Note 2)                 -           (274,000)            10,000
Income tax expense (benefit)                                         75,000          3,663,000         (1,047,000)
                                                               ------------       ------------       ------------

Net loss                                                       $(11,212,000)      $(28,715,000)      $ (4,377,000)
                                                               ============       ============       ============

Net loss per share:
  Basic                                                        $      (0.33)      $      (1.46)      $      (0.24)
                                                               ============       ============       ============
  Diluted                                                      $      (0.33)      $      (1.46)      $      (0.24)
                                                               ============       ============       ============

Shares used in computing net loss per share:
  Basic                                                          34,290,701         19,630,175         18,052,081
                                                               ============       ============       ============
  Diluted                                                        34,290,701         19,630,175         18,052,081
                                                               ============       ============       ============



See Independent Auditors' Report and Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                     1999               1998               1997
                                                ------------       ------------       ------------
Net Loss                                        $(11,212,000)      $(28,715,000)      $ (4,377,000)

Other comprehensive income (loss):
  Foreign currency translation adjustments          (221,000)         1,575,000         (5,247,000)
                                                ------------       ------------       ------------

Comprehensive loss                              $(11,433,000)      $(27,140,000)      $ (9,624,000)
                                                ============       ============       ============


See Independent Auditors' Report and Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                                                                      Retained
                                                                                                  Additional          earnings
                                                                     Common Stock                   paid-in          (Accumulated
                                                             Shares               Amount            capital            deficit)

BALANCE, January 1, 1997                                    15,951,724       $   13,082,000     $    8,018,000      $    3,147,000

Exercise of stock options                                      431,250              513,000
Exercise of stock warrants                                     317,237              280,000
Issuance of common stock in connection with
 Krasner Group, Inc. acquisition (Note 3)                      243,606            1,253,000
Issuance of common stock in connection
 with convertible debentures (Note 10)                       1,620,350           11,262,000
Exchange of stock warrants for
  common stock (Notes 3 and 12)                                190,526              892,000           (892,000)
Cancellation of stock warrants in connection
 with sale of partial interest in
 Pure Energy Corporation (Note 8)                                                                   (1,874,000)
Issuance of stock purchase warrants in connection with
 convertible debenture offering (Note 10)                                                              434,000
Discount on convertible debenture offering (Note 10)                                                (1,782,000)
Foreign currency translation loss
Net loss                                                                                                                (4,377,000)
                                                           -----------------------------------------------------------------------

BALANCE, December 31, 1997                                  18,754,693           27,282,000          3,904,000          (1,230,000)

Cashless exercise of stock options                              72,364                    -
Cancelation of shares received in payment
  of receivable from shareholder                              (200,000)            (150,000)
Issuance of stock options to nonemployee                                                                 5,000
Issuance of common stock in connection with
 Krasner Group, Inc. acquisition (Note 3)                      394,389              620,000
Issuance of common stock in connection with
 Georgetown Collection, Inc. acquisition (Note 3)              250,000              258,000
Issuance of common stock in connection with
 convertible debentures (Note 10)                            1,387,863            2,747,000           (268,000)
Issuance of stock purchase warrants in connection with
 convertible debentures  (Note 10)                                                                     228,000
Discount on convertible
 debenture offering (Note 10)                                                                        1,170,000
Increase as a result of Ontro, Inc.'s sale
 of stock, net of income taxes (Note 8)                                                              1,073,000
Foreign currency translation gain                                                                                      (28,715,000)
Net loss
                                                           -----------------------------------------------------------------------
BALANCE, December 31, 1998                                  20,659,309           30,757,000          6,112,000         (29,945,000)

Issuance of common stock in connection with
 Krasner Group, Inc. acquisition (Note 3)                      441,007              220,000
Issuance of common stock in connection with
 Georgetown Collection, Inc. acquisition (Note 3)              157,996               89,000
Issuance of common stock in connection with
 convertible debentures (Note 10)                           22,469,042           10,331,000           (100,000)
Foreign currency translation loss
Net loss                                                                                                               (11,212,000)
                                                          ------------------------------------------------------------------------
BALANCE, December 31, 1999                                  43,727,354       $   41,397,000     $    6,012,000      $  (41,157,000)
                                                          ========================================================================



                                                            Accumulated
                                                               other
                                                           comprehensive
                                                            income (loss)                Total


BALANCE, January 1, 1997                                    $       16,000       $   24,263,000

Exercise of stock options                                                               513,000
Exercise of stock warrants                                                              280,000
Issuance of common stock in connection with
 Krasner Group, Inc. acquisition (Note 3)                                             1,253,000
Issuance of common stock in connection
 with convertible debentures (Note 10)                                               11,262,000
Exchange of stock warrants for
  common stock (Notes 3 and 12)                                                              --
Cancellation of stock warrants in connection
 with sale of partial interest in
 Pure Energy Corporation (Note 8)                                                    (1,874,000)
Issuance of stock purchase warrants in connection with
 convertible debenture offering (Note 10)                                               434,000
Discount on convertible debenture offering (Note 10)                                 (1,782,000)
Foreign currency translation loss                               (5,247,000)          (5,247,000)
Net loss                                                                             (4,377,000)
                                                            -----------------------------------
BALANCE, December 31, 1997                                      (5,231,000)          24,725,000

Cashless exercise of stock options                                                           --
Cancelation of shares received in payment
  of receivable from shareholder                                                       (150,000)
Issuance of stock options to nonemployee                                                  5,000
Issuance of common stock in connection with
 Krasner Group, Inc. acquisition (Note 3)                                               620,000
Issuance of common stock in connection with
 Georgetown Collection, Inc. acquisition (Note 3)                                       258,000
Issuance of common stock in connection with
 convertible debentures (Note 10)                                                     2,479,000
Issuance of stock purchase warrants in connection with
 convertible debentures  (Note 10)                                                      228,000
Discount on convertible
 debenture offering (Note 10)                                                         1,170,000
Increase as a result of Ontro, Inc.'s sale
 of stock, net of income taxes (Note 8)                                               1,073,000
Foreign currency translation gain                                1,575,000            1,575,000
Net loss                                                                            (28,715,000)
                                                            ----------------------------------

BALANCE, December 31, 1998                                      (3,656,000)           3,268,000

Issuance of common stock in connection with
 Krasner Group, Inc. acquisition (Note 3)                                               220,000
Issuance of common stock in connection with
 Georgetown Collection, Inc. acquisition (Note 3)                                        89,000
Issuance of common stock in connection with
 convertible debentures (Note 10)                                                    10,231,000
Foreign currency translation loss                                 (221,000)            (221,000)
Net loss                                                                            (11,212,000)
                                                            -----------------------------------
BALANCE, December 31, 1999                                  $   (3,877,000)      $    2,375,000
                                                            ===================================



See Independent Auditors' Report and Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                    1999               1998               1997
                                                                                ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $(11,212,000)      $(28,715,000)      $ (4,377,000)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                                    1,875,000          3,056,000          2,727,000
  Expense related to issuance of stock options, warrants and common stock                  -            491,000                  -
  Debenture inducement                                                                     -                  -          1,899,000
  Deferred income taxes                                                                    -          3,451,000         (1,095,000)
  Loss on investment                                                                       -                  -             78,000
  Gain on sale of investment                                                         (31,000)          (769,000)        (1,710,000)
  Loss on equity method investments                                                        -          1,347,000          1,857,000
  Loss on disposition of joint venture                                                     -                  -            302,000
  Loss on disposition of fixed assets                                                232,000            290,000                  -
  Restructuring charge                                                                     -          2,342,000                  -
  Goodwill impairment                                                                      -          1,000,000                  -
  Minority interest                                                                        -           (274,000)            10,000
  Amortization of debt discount                                                      541,000          1,005,000            644,000
  Provision for loss on accounts receivable                                        1,785,000          2,341,000          1,710,000
  Provision for loss on stockholder receivable                                     1,088,000                  -                  -
Changes in operating accounts:
  Accounts receivable                                                                (74,000)        (2,685,000)         3,999,000
  Income tax receivable                                                                    -                  -            733,000
  Inventories                                                                      6,047,000           (384,000)        (2,377,000)
  Prepaid expenses and other current assets                                        1,167,000          4,741,000         (1,823,000)
  Other assets                                                                       177,000            634,000         (1,068,000)
  Accounts payable and accrued expenses                                           (5,699,000)         5,032,000         (3,116,000)
  Commissions and royalties payable                                                  209,000            617,000            (77,000)
  Income taxes payable                                                              (115,000)           156,000            123,000
  Due to former shareholders of Krasner Group, Inc.                                  (60,000)                 -                  -
  Other long-term liabilities                                                              -                  -            (51,000)


  Operating payables subject to compromise under Reorganization Proceeding         6,294,000                  -                  -
                                                                                ------------       ------------       ------------
     Net cash provided by (used in) operating activities                           2,224,000         (6,324,000)        (1,612,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property, plant and equipment                                       (750,000)        (1,429,000)        (2,778,000)
Proceeds from sales of property and equipment                                         96,000             21,000                  -
Receivable from stockholder                                                          (16,000)           161,000           (787,000)
Proceeds from sales of investment                                                     55,000            818,000                  -
Investments/advances to investees                                                          -           (564,000)          (965,000)
                                                                                ------------       ------------       ------------

     Net cash used in investing activities                                          (615,000)          (993,000)        (4,530,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on line of credit                                           12,000            674,000         (3,358,000)
(Increase) decrease in restricted cash                                                (2,000)           (60,000)           250,000
Payments on long-term debt                                                          (173,000)          (347,000)          (226,000)
Proceeds from borrowings on long-term debt                                                 -             45,000            831,000
Proceeds from exercise of stock options and warrants                                       -                  -            793,000
Deferred debt issue costs                                                                  -           (427,000)          (365,000)
Proceeds from issuance of convertible debentures                                           -          7,000,000          5,000,000
Net (payments) borrowings on stockholder loan                                              -           (248,000)           248,000
                                                                                ------------       ------------       ------------
     Net cash (used in) provided by financing activities                            (163,000)         6,637,000          3,173,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             (135,000)           787,000         (3,186,000)
                                                                                ------------       ------------       ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               1,311,000            107,000         (6,155,000)

CASH AND CASH EQUIVALENTS, beginning of year                                         199,000             92,000          6,247,000
                                                                                ------------       ------------       ------------

CASH AND CASH EQUIVALENTS, end of year                                          $  1,510,000       $    199,000       $     92,000
                                                                                ============       ============       ============


See Independent Auditors' Report and Notes to Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-


                                                   1999             1998             1997
                                               -----------      -----------      -----------
Cash paid (refunded) during the year for:

  Interest                                     $   707,000      $ 1,218,000      $ 1,643,000
                                               ===========      ===========      ===========

  Income taxes                                 $   157,000      $    56,000      $  (806,000)
                                               ===========      ===========      ===========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY:

During the years ended December 31, 1999, 1998 and 1997, the Company issued 441,007, 394,389 and 243,606 shares of common stock in payment of $220,000, $620,000 and $1,253,000, respectively, of liability to former Krasner shareholders (Note 3).
During the years ended December 31, 1999, 1998 and 1997, $9,919,000, $2,610,000, and $11,169,000 of convertible debentures and $412,000,
        $137,000, and $93,000 of accrued interest, respectively, were converted to common stock (Note 10).
During the year ended December 31, 1999, the Company issued 157,996 shares of common stock in payment of liability owed to former Georgetown Collection, Inc. shareholders (Note 3).
During the year ended December 31, 1998, the Company acquired property and equipment under capital lease obligations totaling $91,000.
During the year ended December 31, 1998, the Company cancelled 200,000 shares of previously issued common stock in settlement of $150,000 receivable from stockholder.
During the year ended December 31, 1998, the Company recorded a $1,788,000 increase to investments in connection with the initial public offering of Ontro, Inc. (Note 8).
During the year ended December 31, 1997, the Company sold a portion of its investment in Pure Energy Corporation with a carrying value of $164,000 in exchange for 397,500 common stock purchase warrants with an ascribed value of $1,874,000, resulting in a gain of $1,710,000. Also during the year ended December 31, 1997, the Company recorded a deferred gain of $1,642,000 in connection with the sale of a portion of its Pure Energy Corporation investment with a carrying value of $158,000 in exchange for a note receivable of $1,800,000. During the year ended December 31, 1999, the note receivable and deferred gain were reversed upon failure to collect the note receivable (Note 8).
During the year ended December 31, 1997 the Company issued 150,000 warrants with an ascribed value of $434,000 as debt issuance cost in connection with a convertible debenture offering (Note 10).


See Independent Auditors' Report and Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1.      REORGANIZATION AND BASIS OF REPORTING

Description of Business - The L.L. Knickerbocker Co., Inc. (LLK) (debtor-in-possession) and subsidiaries (collectively, the Company) is in the businesses of developing and selling celebrity and non-celebrity products which include collectible items such as porcelain and vinyl dolls, teddy bears, figurines, fine and costume jewelry, and other consumer products. The Company's customers include major networks in the home shopping industry, retail and wholesale distributors, and consumers. The dolls, bears and figurines are manufactured by independent manufacturing facilities to the Company's specifications. The fine and costume jewelry is manufactured by the Company and by independent manufacturing facilities. The Company's distribution includes home shopping channels, catalog mailings, direct mailings from customer lists, retail stores, wholesale distributors, and the Internet.

On August 23, 1999 (the Petition Date), an involuntary petition under Chapter 7 of the United States Bankruptcy Code (the Bankruptcy Code) was filed against LLK by three of its creditors. On December 3, 1999 (the Conversion Date), LLK (unconsolidated) filed an election to convert to reorganization under Chapter 11 of the Bankruptcy Code (Chapter 11). LLK continues to conduct normal business operations as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Central District of California (the Bankruptcy Court). As a debtor-in-possession, LLK may not engage in transactions outside the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court.

Under Chapter 11, actions to enforce claims against LLK are stayed if the claims arose, or are based on events that occurred, on or before the Petition Date, and such claims cannot be paid or restructured prior to the conclusion of the proceedings or approval of the Bankruptcy Court. In addition, under the Bankruptcy Code, LLK may elect to assume or reject certain prepetition leases, employment contracts, service contracts and other unexpired executory prepetition contracts, all subject to Bankruptcy Court approval. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. Liabilities subject to compromise (Note 11) in the accompanying consolidated balance sheet represent the Company's estimate of liabilities as of December 31, 1999, subject to adjustment in the reorganization process. LLK continues to accrue, but not pay, interest on secured debt at the contractual interest rate although principal payments have generally been suspended.

The accompanying consolidated financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's recurring losses from operations, the Chapter 11 filing and circumstances relating to this event, raise substantial doubt about the Company's ability to continue as a going concern. A plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities that may be necessary as a consequence of a plan of reorganization. The Company's ability to continue as a going concern is contingent upon, among other things, its ability to formulate a plan of reorganization that will be confirmed by the Bankruptcy Court, to achieve satisfactory levels of profitability and cash flow from operations, and obtain financing sources to meet future obligations.

The Company filed a Plan of Reorganization and Disclosure Statement with the Bankruptcy Court on March 30, 2000. The Plan of Reorganization is subject to confirmation by the Bankruptcy Court. The terms of the Plan of Reorganization include a short-term extension on the line of credit with the Bank until November 30, 2000. The Company is also taking measures to obtain a new secured lender to refinance the existing secured liabilities. The Company believes that its ongoing operating cash flow and proceeds from sale of investments should enable the Company to meet liquidity requirements until substitute financing is obtained. However, notwithstanding all of the events and circumstances described above, there is substantial uncertainty with respect to the Company's liquidity. The Company's ability to meet its obligations as they come due and successfully emerge from Chapter 11 is contingent upon, among other things, its ability to finalize a Plan of Reorganization that will ultimately be confirmed by the Bankruptcy Court, to achieve satisfactory levels of profitability and cash flow from operations, and obtain financing sources to meet future obligations.

The Company believes it has sufficient resources to cure executory contract defaults and to pay all claims arising in the "Gap" period between the Petition Date and the Conversion Date.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Principles of Consolidation - The financial statements presented herein include the accounts of The L.L. Knickerbocker Co., Inc.; its wholly-owned subsidiaries, Krasner Group, Inc.; Harlyn International Co., Ltd.; S.L.S. Trading Co., Ltd.; L.L. Knickerbocker (Thai) Co., Ltd., and its majority-owned subsidiary Georgetown Collection, Inc. (collectively, the Company). Intercompany accounts and transactions have been eliminated in consolidation.

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

Investments - Investments in the common stock of unconsolidated entities (Note
8) in which the Company's interest is in excess of 20% and in which the Company has an ability to exercise significant influence over the investee company, are accounted for using the equity method of accounting. The Company accounts for its investment in Ontro, Inc. (Note 8) as available-for-sale securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities".

Intangible Asset - Excess of cost over net assets acquired (goodwill), which arose from the acquisition of certain entities (Note 3) is being amortized on a straight-line basis over 10 years. The Company evaluates the recoverability of goodwill at each balance sheet date by comparing the carrying value of the goodwill to the estimated operating income of the related entity on an undiscounted cash flow basis. Any impairment is recorded at the date of determination. During the year ended December 31, 1998, the Company recorded an aggregate impairment charge of $2,433,000 (Notes 3 and 4). Based on its most recent analysis, the Company believes no impairment exists at December 31, 1999.

Long-Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In accordance with SFAS No. 121, long-lived assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. During the year ended December 31, 1998, the Company recorded an impairment charge of $2,342,000 (Note 4) related to long-lived assets. Based on its most recent analysis, the Company believes no impairment exists at December 31, 1999.

Deferred Debt Issuance Costs - Deferred debt issuance costs which are included in other assets, relate to the issuance of Convertible Debentures (Note 10). These costs totaled $1,801,000 at December 31, 1999 and 1998, and are being amortized over the estimated life of the debentures. The related accumulated amortization at December 31, 1999 and 1998, is $1,741,000 and $1,539,000,
respectively. Upon conversion of the Convertible Debentures, any portion of the deferred debt issuance costs not previously amortized is recorded as a decrease to additional paid-in capital on the conversion date.

Revenue Recognition - Revenues from sales of products are recognized when merchandise is shipped to customers. The Company offers credit to its customers and performs ongoing credit evaluations of its customers.

Reorganization Items - Professional fees and expenditures directly related to the Chapter 11 filing are classified as reorganization items and are expensed as incurred. Reorganization items for the year ended December 31, 1999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (CONTINUED)

consisted primarily of professional fees. Cash paid for reorganization items during the year ended December 31, 1999 amounted to $638,000.

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

Net Loss Per Share - The Company computes loss per share pursuant to SFAS No. 128, "Earnings Per Share," which requires the dual presentation of basic and diluted earnings per share. Shares issuable upon the exercise of common stock warrants and options and shares issuable upon the conversion of convertible debentures have been excluded from the per share calculations because their effect is antidilutive.

Stock-Based Compensation - The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25), and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. See Note 12 for the pro forma disclosures required by SFAS No. 123.

Reclassifications - Certain amounts previously reported have been reclassified to conform to the 1999 financial statement presentation.

Foreign Currency - The Company's primary functional currency is the U.S. dollar, while the functional currency of the Company's Thailand subsidiaries is the Thai baht. Assets and liabilities denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Translation gains and losses are included in other comprehensive income in the accompanying financial statements. Gains and losses on foreign currency transactions are recognized as incurred (Note 15).

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

Fair Value of Financial Instruments - SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At December 31, 1999, management believes that the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term debt approximates fair value because of the short maturity of these financial instruments. Management also believes the carrying amount of long-term debt approximates fair value as the underlying interest rates approximate market rates.

New Accounting Pronouncements - SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," was issued in June 1998, and establishes standards for accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective in the first quarter of the year ending December 31, 2001. The Company is currently analyzing the effect of this standard and does not expect it to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Condensed Financial Statements - In accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7), the debtor entity, LLK, is required to present condensed financial statements for the period beginning August 24, 1999 through December 31, 1999 (Note 22).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (CONTINUED)

3.  ACQUISITIONS

The Company completed a number of acquisitions during 1996. The following describes the transactions completed during the year ended December 31, 1996. The funds for the acquisitions were obtained primarily from the proceeds of the convertible debenture offering described in Note 10, and through the issuance of the Company's common stock and common stock purchase warrants (Note
12).

Krasner Group, Inc.

Effective June 18, 1996, the Company acquired all of the outstanding capital stock of Krasner Group, Inc. (TKG), which designs, manufactures, and markets costume jewelry. The aggregate acquisition cost of $4,435,000 included the issuance of 1,164,164 shares of the Company's common stock valued at $2,609,000, the issuance of 250,628 stock purchase warrants with an ascribed value of $1,674,000 (determined utilizing the Black-Scholes option-pricing model) and related acquisition costs. During 1999, the Company paid $60,000 cash in final settlement of amounts due to former shareholders of Krasner Group, Inc. The acquisition was accounted for as a purchase and resulted in the recording of goodwill aggregating $3,339,000 which is being amortized over 10 years. During the year ended December 31, 1997, the Company exchanged 70,000 unexercised stock purchase warrants with an intrinsic value of $240,000 for 50,526 shares of the Company's common stock.

At December 31, 1998, the Company reviewed the carrying value of goodwill and determined that based upon projected undiscounted cash flows of TKG over the remaining amortization period, goodwill aggregating $1,000,000 would not be recoverable. Consequently, in December 1998, the Company recorded an impairment of TKG goodwill of $1,000,000 in the accompanying financial statements.

Grant King International, Ltd.

Effective July 1, 1996, the Company acquired the remaining 51% interest in Grant King International Co., Ltd. (GKI) that the Company did not previously own (Note
12), in exchange for the forgiveness of $414,000 owed by GKI to the Company. This transaction increased the Company's investment to $664,000. The operations and assets of GKI have been merged with S.L.S Trading Co., Ltd., a subsidiary of the Company.

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

Georgetown Collection, Inc.

Effective October 18, 1996, the Company acquired approximately 82% of the outstanding capital stock of Georgetown Collection, Inc. (GCI), which markets collectible dolls through direct response mediums. The aggregate acquisition cost of $3,199,000 includes issuance of 196,377 restricted shares of the Company's common stock with an intrinsic value of $1,679,000 at the acquisition date plus related acquisition costs. In addition, the Company repaid $1,500,000 of GCI's bank debt, concurrent with consummation of the purchase transaction. The purchase agreement also provides

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (CONTINUED)



for future consideration in an amount equal to 15% of GCI's pretax earnings during calendar year 1997 and 4.5% of pretax earnings in each of calendar years 1998 through 2001. Future contingent payments based on pretax earnings, if payable, will be recorded as additional purchase price consideration and will increase goodwill recorded in conjunction with this acquisition. As of December 31, 1998, the Company recorded an increase to goodwill of $8,000 pursuant to contingent payments. The Company guaranteed the value of the 196,377 restricted shares of the Company's common stock issued in conjunction with this acquisition to be $1,679,000 at the first anniversary of the acquisition. In accordance with this guarantee an additional 32,735 shares of the Company's common stock were issuable at December 31, 1997. During 1998, due to a further decrease in the fair market value of the Company's common stock the Company issued 250,000 shares of its common stock in connection with this guarantee, and an additional 157,996 shares were issuable as of December 31, 1998. The additional 157,996 shares were issued during 1999. As a result of the increase in shares to be issued, the Company recorded $347,000 as other expense in 1998, representing the fair value of the incremental shares at date of issuance.

During 1998, the Company acquired for $10,000 cash, 232,335 additional shares of GCI capital stock from a minority shareholder, which increased the Company's ownership to 87%.

During 1999, the Company completed the consolidation of GCI into the Company's California facility. In connection with this consolidation, the Company purchased, at book value, certain assets and assumed certain liabilities of the Georgetown and Magic Attic Club brands effective January 1, 1999 and May 15, 1999, respectively. The consideration for the net assets purchased was the forgiveness of loans made to GCI by LLK aggregating $4,819,000.

Effective October 29, 1999, the Company sold the inventory, trademarks and certain other assets related to the Georgetown brand of collectible dolls for an aggregate sale price of $1.2 million. Net proceeds to the Company after deducting costs associated with the transaction were approximately $1.1 million, $192,000 of which is included in prepaid expenses and other current assets at December 31, 1999. The sale resulted in a net gain to the Company of approximately $182,000, which is included in other income.

Each of the acquisitions was accounted for under the purchase method of accounting and, accordingly the operating results of each of the subsidiaries are included in the Company's consolidated financial statements since the respective acquisition dates.

4.      RESTRUCTURING CHARGE

In the fourth quarter of 1998, the Company recorded a restructuring charge of $2,991,000, related to the consolidation of GCI into the Company's California facility and the outsourcing of fulfillment for these brands. This charge includes $2,342,000 for write-downs of certain long-lived assets, including goodwill; $500,000 for lease termination payments, net of estimated sub-lease income; and $149,000 for employee severance and termination benefits. The work force reductions anticipated under this plan, 13 and 31 of which occurred in 1999 and 1998, respectively, totaled 44 positions in general sales and office administrative functions and warehouse-related areas. The write-down of long-lived assets, resulting from the restructuring of GCI operations, includes the write-down to estimated fair value of fixed assets to be disposed of ($909,000) and elimination of goodwill associated with the GCI acquisition ($1,433,000) due to its nonrecoverability based upon GCI's projected undiscounted cash flows over the remaining amortization period. During the years ended December 31, 1999 and 1998, $68,000 and $81,000, respectively, of the severance and termination benefits were paid. The remaining liability of $329,000 for lease termination costs, is included in liabilities subject to compromise at December 31, 1999.

5.      INVENTORIES

At December 31, 1999 and 1998, inventories, including $533,000 and $246,000, respectively, classified as other long-term assets consist of the following:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (CONTINUED)


                             1999               1998
                        ------------       ------------
Finished goods          $  7,471,000       $ 11,710,000
Work-in-process              494,000            663,000
Raw materials              1,303,000          1,532,000
Inventory reserves        (4,080,000)        (2,670,000)
                        ------------       ------------
                        $  5,188,000       $ 11,235,000
                        ============       ============

6.      PROPERTY AND EQUIPMENT

At December 31, 1999 and 1998, property and equipment consist of the following:


                                             1999              1998
                                         -----------       -----------
 Land, buildings and improvements        $ 2,942,000       $ 2,994,000
 Computer equipment and software             994,000           726,000
 Production models, molds and tools        1,835,000         1,487,000
 Autos                                        71,000           217,000
 Office furniture and equipment              578,000           929,000
 Machinery and equipment                     757,000           807,000
                                         -----------       -----------
                                           7,177,000         7,160,000
Accumulated depreciation                  (2,676,000)       (2,190,000)
                                         -----------       -----------
                                         $ 4,501,000       $ 4,970,000
                                         ===========       ===========


7.      RECEIVABLE FROM STOCKHOLDER

Receivable from stockholder (aggregating $1,088,000 at December 31, 1999) bears interest at the prime rate plus 1% and is payable in installments of $200,000 on March 31, 2000 and September 30, 2000 with any unpaid principal and interest due on April 11, 2001. At December 31, 1999, due to the uncertainty of collectibility of the note, the Company recorded a reserve of $1,088,000 on the outstanding balance.


8.      INVESTMENTS

At December 31, 1999, the Company had the following equity investments:

The Company owns 1,000 shares of Camelot Corporation (Camelot), which were received in exchange for marketing services provided to Camelot. The shares represent an ownership interest of less than 10% and are restricted as to the Company's ability to sell them. During 1999, the Company determined that the shares of Camelot had suffered a permanent diminution in value and the $4,000 carrying value of the shares was reduced to $0. The related $4,000 loss is included in other expense.

During 1995, the Company acquired 400,000 shares of Tracker Corporation (Tracker) in exchange for marketing services provided to Tracker. During 1999, the Company sold the Tracker shares with a carrying value of $20,000 for net proceeds of $55,000. The resulting gain of $35,000 is included in other income.

During 1996, the Company acquired a 38.3% interest in Pure Energy Corporation
(PEC) in exchange for $2 million in cash and the issuance of stock purchase warrants with an ascribed value of $1,875,000 (determined utilizing the Black-Scholes option-pricing model). Additionally, the Company agreed to fund up to $1,000,000 of PEC expenses. Through December 31, 1997 the Company had fulfilled its funding commitment and funded a total of $507,000, which increased the Company's investment to $4,382,000. Effective April 1, 1998, the Company discontinued the application of the equity method of accounting to its investment in Pure Energy Corporation due to the Company's lack of significant

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (CONTINUED)



influence over the operations of PEC. PEC shares are not publicly traded and the Company's carrying value is therefore stated at original cost less equity method losses accumulated through March 31, 1998. As of December 31, 1999, the Company believes that there has been no permanent diminution in value of the PEC shares.

During the year ended December 31, 1997, the Company sold a portion of its investment in PEC with a carrying value of $164,000 in exchange for 397,500 previously issued Company common stock purchase warrants with an ascribed value of $1,874,000 (determined utilizing the Black-Scholes option-pricing model). The sale resulted in a gain to the Company of $1,710,000, which is included in other income. Also during the year ended December 31, 1997, the Company recorded a deferred gain of $1,642,000 in connection with the sale of a portion of its investment in PEC with a carrying value of $158,000 in exchange for a note receivable of $1,800,000. The note receivable was collateralized by the underlying securities sold and accrued interest at 7.5% per annum. The note receivable and accrued interest were due and payable on December 30, 1999. As of December 31, 1999, the note was not repaid and the Company reinstated the $158,000 carrying value of the underlying collateral as an investment and wrote off the note receivable and related deferred gain.

In September 1998, the Company sold a portion of its investment in Pure Energy Corporation with a carrying value of $49,000 for net cash proceeds of $818,000. The sale resulted in a gain to the Company of $769,000, which is included in other income.

In September 1996, the Company purchased an equity interest in Ontro, Inc. (Ontro). The purchase price consisted of $650,000 in cash for 858,673 common shares. The investment provided the Company with a 27.8% common equity interest in Ontro. In May 1998, Ontro successfully completed an initial public offering whereby Ontro received approximately $15 million and issued 3,400,000 shares of its common stock. As a result of the sale of previously unissued shares to the public, the Company's ownership interest in Ontro was reduced to 13.2% and the Company increased the balance of its investment in Ontro to reflect the enhanced value of the Company's equity interest in Ontro. The net increase of $1,073,000 was recorded as a capital transaction, resulting in an increase to the Company's additional paid-in capital account after giving effect to deferred taxes of $715,000. The Company was restricted, until May 1999, from selling its Ontro shares, which had a fair market value at December 31, 1999 of approximately $1,932,000, which approximated its carrying value (see Note 21).

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

9.      LINE OF CREDIT AND NOTES PAYABLE

Through July 16, 1999, the Company had available to use for working capital purposes and to post letters of credit, a line of credit totaling $15,000,000, subject to certain limits. The line of credit encompassed The L.L. Knickerbocker Co., Inc. (LLK), Georgetown Collection, Inc. (GCI) and Krasner Group, Inc.
(TKG). Certain credit limits were established for each company. Borrowing availability was determined by an advance rate on eligible accounts receivable and inventory. At the expiration of the line of credit on July 16, 1999, the Company did not have sufficient funds to pay off the line of credit. The Company entered into a forbearance agreement with the financial institution initially extending the general terms of the line of credit until August 30, 1999 and in the event certain conditions were met, until September 20, 1999. The forbearance agreement limited the Company's use of the credit facility to total borrowings of $6,250,000. As a result of the Chapter 7 filing described in Note 1, the financial institution placed the Company's credit facility on an offering basis, effectively reserving the right to discontinue funding the Company at any time. As a result of the Chapter 11 filing (Note 1), all required repayments of principal on the notes payable under the line of credit for LLK and GCI have been suspended, except for certain principal repayments that have been approved by the Bankruptcy Court. The financial institution continues to lend funds on an offering basis to TKG.

At December 31, 1999, the Company had $3,548,000 of cash borrowings outstanding, $2,879,000 of which, representing amounts borrowed under the LLK and GCI sublimits, is classified as subject to compromise in the accompanying consolidated financial statements (Note 11). Borrowings bear interest at the bank's base rate (8.5% at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (CONTINUED)


December 31, 1999) plus 3%. The Company has continued to accrue interest at the contractual rate on these notes, however interest payments were suspended as of the Conversion Date on the LLK and GCI borrowings.

S.L.S. and Harlyn have available lines of credit aggregating 76,000,000 Thai baht (approximately $2,014,000 at December 31, 1999). Outstanding borrowings of $1,894,000 at December 31, 1999 bear interest at rates ranging from 3.5% to 9.25%. Restricted cash of $312,000 and $310,000 at December 31, 1999 and 1998, respectively, secured one such line of credit.

10.     CONVERTIBLE DEBENTURES

1998 Debentures - In June 1998, the Company issued Convertible Debentures (the 1998 Debentures) with a face value of $7,000,000 in a private placement to institutional investors. This private placement yielded net proceeds to the Company totaling $6,573,000 after deducting costs associated with issuing the 1998 Debentures. The 1998 Debentures accrue interest at the rate of 6% per annum, payable upon conversion of the related debt. The 1998 Debentures are convertible at the option of the holder into shares of the Company's common stock at the lower of $4.02 or a graduated discounted price ranging from 97% to 90% of an average of the 7 lowest trading days of the 30 consecutive trading days prior to conversion. The discounted price of 90% applies if the investor does not convert prior to the two-year anniversary of the closing date. Through December 31, 1999, the Company issued a total of 17,188,362 shares of its common stock in connection with the conversion of $4,279,000 of the principal amount of the Debentures, plus interest accrued through the conversion date of $216,000.

The 1998 Debentures were subject to an agreement whereby after approval by the shareholders of the Company of the issuance of the 1998 Debentures and the creation of a class of Preferred Stock of the Company, the 1998 Debentures would be exchanged for shares of newly created Preferred Stock of the Company, the terms of which would be substantially similar to that of the 1998 Debentures. However, the 1998 Debenture Holders chose not to exchange the 1998 Debentures for Preferred Stock, citing a "material adverse effect," which was the decline in the price of the Company's common stock. Under the terms of the related agreements the 1998 Debentures matured on December 28, 1998. The Company was unable to repay the 1998 Debenture Holders as of December 31, 1998 and 1999 and is in default of the 1998 Debenture Agreement. Under the terms of the 1998 Debentures the face amount of the Debentures, aggregating $2,721,000, is due and payable by the Company. At December 31, 1999, the face amount of the 1998 Debentures, net of discount of $59,000, is classified as subject to compromise in the accompanying consolidated financial statements (Note 11).

The conversion of the securities at a maximum of 90% of the closing price of the Company's common stock resulted in the 1998 Debentures being issued at a discount (the conversion discount). The Company is recognizing the conversion discount as non-cash interest expense over the estimated term of the 1998 Debentures (two years) with a corresponding increase to the original principal amount of the 1998 Debentures. Upon conversion of the 1998 Debentures any portion of the conversion discount not previously recognized is recorded as interest expense on the conversion date. In connection with the issuance of the 1998 Debentures, the Company issued to the investors warrants to purchase 261,194 shares of common stock. The warrants vest as of the grant date with an exercise price of $4.72 per share, which was equivalent to 135% of the fair market value of the Company's common stock at the date of grant and are valid for five years from the date of the grant. The warrants have an ascribed value of $470,000 (determined utilizing the Black-Scholes option-pricing model), which was recorded as debt discount (the warrant discount) and additional paid-in capital. The Company recognized the warrant discount as noncash interest expense over the approximate seven-month term of the securities in 1998. During the years ended December 31, 1999 and 1998, a total of $670,000 and $1,324,000, respectively, of noncash interest expense was recorded relating to the 1998 Debentures, including $240,000 and $12,000, respectively, relating to the additional conversion discount recorded upon conversion and $470,000 related to the warrant discount in 1998.

1997 Debentures - In September 1997, the Company issued Convertible Debentures (the 1997 Debentures) with a face value of $5,000,000 in a private placement to an institutional investor. This private placement yielded net proceeds to the Company totaling $4,675,000 after deducting costs associated with issuing the 1997 Debentures. The 1997 Debentures accrue interest at the rate of 6% per annum, payable upon conversion of the related debt or at debt maturity of September 7, 2000. The 1997 Debentures are convertible at the option of the holder into shares of the Company's common stock at a graduated discounted price ranging from 97% to 90% of an average of the 7 lowest trading days of the 30 consecutive trading days prior to conversion. The discounted price of 90% applies if the investor does not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (CONTINUED)


convert prior to the two-year anniversary of the closing date. As of December 31, 1999, the Company issued a total of 6,044,393 shares of its common stock in connection with the conversion of $3,350,000 of the principal amount of the 1997 Debentures, plus interest accrued through the conversion date of $218,000. At December 31, 1999, the face amount of the 1997 Debentures, aggregating $1,650,000, is classified as subject to compromise in the accompanying consolidated financial statements (Note 11).

The conversion of the notes at a maximum of 90% of the closing price of the Company's common stock resulted in the 1997 Debentures being issued at a discount (the conversion discount). The conversion discount is being recognized by the Company as noncash interest expense over the estimated term of the 1997 Debentures (two years) with a corresponding increase to the original principal amount of the 1997 Debentures. Upon conversion of the 1997 Debentures, any portion of the conversion discount not previously recognized is recorded as interest expense on the conversion date. During the years ended December 31, 1999, 1998 and 1997, a total of $317,000, $786,000 and $188,000, respectively, of noncash interest expense was recorded relating to the 1997 Debentures, including $38,000 and $143,000 in 1999 and 1998, respectively, relating to the additional conversion discount recorded upon conversion (none in 1997).

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

Through December 31, 1998, the Company issued a total of 1,940,674 shares of its common stock in connection with the conversion of $12,799,000 of the original principal amount of the 1996 Debentures, plus interest accrued through the conversion date of $268,000. During 1999, the Company issued 586,650 shares of its common stock in connection with the conversion of the remaining $4,600,000 principal amount of the New Debentures, plus interest accrued through January 31, 1999 of $93,000.

The conversion of the notes at 85% of the closing price of the Company's common stock resulted in the Debentures being issued at a discount (the conversion discount). The conversion discount is being recognized by the Company as non-cash interest expense over the term of the Debentures with a corresponding increase to the original principal amount of the Debentures. Upon conversion of the Debentures any portion of the conversion discount not previously recognized is recorded as interest expense on the conversion date. During the years ended December 31, 1999, 1998 and 1997, a total of $6,000, $73,000, and $644,000, respectively, of noncash interest expense was recorded relating to the Debentures, including $537,000 in 1997, relating to the additional conversion discount recorded upon conversion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (CONTINUED)


11. LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise consist of the following as of December 31, 1999:

Secured liabilities - notes payable to bank (Note 9)      $ 2,879,000

Unsecured liabilities:
       Accounts payable, trade                              4,454,000
       Commissions and royalties payable                      797,000
       Convertible debentures (Note 10)                     4,311,000
       Other payables and accrued expenses                  1,043,000
                                                          -----------

                                                          $13,484,000
                                                          ===========


A plan of reorganization if ultimately approved by the Company's impaired prepetition creditors and stockholders and confirmed by the Bankruptcy Court may materially change the amounts and terms of these prepetition liabilities. Such amounts are estimated as of December 31, 1999, and the company anticipates that claims filed with the Bankruptcy Court by the Company's creditors will require reconciliation to the Company's financial records. The additional liability arising from this reconciliation process, if any, is not subject to reasonable estimation, and accordingly, no provision has been recorded for these possible claims. The termination of other contractual obligations and the settlement of disputed claims may create additional prepetition liabilities. Such amounts, if any, will be recognized in the consolidated balance sheet as they are identified and become subject to reasonable estimation.

12.   STOCKHOLDERS' EQUITY

Warrants - On November 21, 1995, the Company issued warrants to purchase 200,000 shares of common stock to Shamrock Partners, Ltd., in consideration of financial and business consulting services to be provided to the Company. The warrants vested as of the grant date with an exercise price of $5.00 per share, which was equivalent to the fair market value of the Company's common stock at the date of grant and are valid for five years from the date of the grant. As of December 31, 1999, none of the warrants had been exercised.

On November 28, 1995, the Company entered into an agreement to issue warrants to purchase 300,000 shares of common stock to Grant G. King in consideration of the purchase by the Company of 49% of the issued and outstanding capital stock of Grant King International Co., Ltd. The warrants vested as of the grant date with an exercise price of $5.50 per share, which was equivalent to the fair market value of the Company's common stock at the date of grant and are valid for five years from the date of the grant. The warrants have an ascribed value of $250,000 (determined utilizing the Black-Scholes option-pricing model), which was recorded as an investment and additional paid-in capital. During the year ended December 31, 1997, the Company exchanged the 300,000 unexercised warrants for 60,000 shares of the Company's common stock.

On March 13, 1996, the Company entered into an agreement to issue warrants to purchase 200,000 shares each of common stock to two individuals in consideration of the purchase by the Company of 40% of the outstanding capital stock of Pure Energy Corporation. The warrants vested as of April 30, 1996 with an exercise price of $8.50 per share (200,000 warrants) and $12.00 per share (200,000 shares). The warrants are valid through April 30, 2001. The warrants have an ascribed value of $1,875,000, which was recorded as an investment and additional paid-in-capital. As of December 31, 1997, 2,500 of the warrants were exercised. During the year ended December 31, 1997, the remaining 397,500 warrants were canceled in connection with the sale of a portion of the Company's investment in PEC (Note 8).

During the years ended December 31, 1997 and 1996, the Company issued 150,000 and 46,971 warrants as commission in connection with the 1997 and 1996 convertible debenture offerings, respectively (Note 10). The 1997 warrants vested as of the grant date with an exercise price of $5.60, which was equivalent to the fair market value of the Company's common stock at the date of grant and are valid for three years from the date of grant. The 1996

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (CONTINUED)

warrants vested as of the grant date with an exercise price of $11.87, which was equivalent to the fair market value of the Company's common stock at the date of grant and are valid for five years from the date of grant. The 1997 and 1996 warrants have an ascribed value, determined utilizing the Black-Scholes option-pricing model, of $434,000 and $233,000, respectively, which was recorded as deferred debt issue costs and additional paid-in capital. As of December 31, 1999, none of the warrants had been exercised.

In conjunction with the acquisitions described in Note 3 the Company issued stock purchase warrants as part of the consideration paid for these acquisitions. The following table summarizes the warrants issued:



                                                                                  Outstanding
                                Warrants                                          at December      Exercise            Expiration
     Acquisition                 issued        Exercised       Canceled             31,1999          Price                Date
-----------------------------------------------------------------------------------------------------------------------------------
   Krasner Group, Inc.           250,628         62,090          70,000             118,538      $         7.75      April 10, 2004
   S.L.S. Trading Co., Ltd.      108,000              -         108,000                   -      $         7.75      April 10, 2004


During 1997, 70,000 and 108,000 warrants issued in conjunction with the TKG and S.L.S. acquisitions, respectively, were exchanged for shares of the Company's common stock (Note 3). There were no warrants exercised during 1997, 1998, or 1999.

During the year ended December 31, 1998, the Company issued 261,194 warrants in connection with the issuance of the 1998 Debentures (Note 10). The warrants vest as of the grant date with an exercise price of $4.72 per share, which was equivalent to 135% of the fair market value of the Company's common stock at the date of grant and are valid for five years from the date of grant. As of December 31, 1999, none of the warrants had been exercised.

During the year ended December 31, 1998, the Company issued 213,132 warrants in connection with a repurchase agreement with the 1997 Debenture holders. The warrants vest as of the grant date with an exercise price of $3.00 per share, which was equivalent to the fair market value of the Company's common stock at the date of grant and are valid for five years from the date of grant. As of December 31, 1999, none of the warrants had been exercised.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (CONTINUED)


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

Option activity under the plans is as follows:


                                                      WEIGHTED
                                                      AVERAGE
                                    NUMBER OF        PRICE PER
                                     SHARES            SHARE
                                   ----------       ----------

Outstanding, January 1, 1997        1,355,295       $     2.10

Granted                             1,315,617             4.81
Exercised                            (431,250)            1.21
Canceled                                 (250)            7.75
                                   ----------

Outstanding, December 31, 1997      2,239,412             3.86

Granted                             2,423,814             1.29
Exercised                             (72,398)            4.62
Canceled                           (1,594,143)            4.85
                                   ----------

Outstanding, December 31, 1998      2,996,685             1.49

Granted                               409,250             0.61
Canceled                             (587,232)            0.78
                                   ----------

Outstanding, December 31, 1999      2,818,703       $     1.51
                                   ==========




During 1998, as an incentive to employees, key officers and directors, 1,593,643 options were canceled and exchanged for 1,471,456 options at an exercise price of $.64 (120% of fair market value at the date of grant). At December 31, 1999, 1998 and 1997, 2,391,703, 2,215,785, and 1,692,545 options were exercisable at a weighted average exercise price of $1.67, $1.78, and $4.33, respectively. The weighted average fair value of options granted during 1999, 1998 and 1997, was $.52, $.74, and $3.29, respectively.


Additional information regarding options outstanding as of December 31, 1999 is as follows:


                                            OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                ----------------------------------------------   ---------------------------
                                               WEIGHTED AVG.
                                                REMAINING        WEIGHTED AVG.                  WEIGHTED AVG.
    RANGE OF                      NUMBER       CONTRACTUAL        EXERCISE          NUMBER        EXERCISE
 EXERCISE PRICES                OUTSTANDING      LIFE               PRICE         EXERCISABLE       PRICE
-----------------------------------------------------------------------------------------------------------

 $0.05-$1.00                     2,419,040     8.36 years         $     0.67       1,992,040     $     0.67
$3.00-$10.00                       399,663     7.49 years         $     6.65         399,663     $     6.65
                                 --------------------------------------------------------------------------
                                 2,818,703     8.23 years         $     1.51       2,391,703     $     1.67


At December 31, 1999, 5,792,135 shares were available for future grants under the Option plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (CONTINUED)

The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model for the years ended December 31, 1999, 1998 and 1997 assuming risk-free interest rates of 6.0%, 5.5% and 5.5%, respectively, volatility of 112%, 73% and 68%, respectively, zero dividend yield, and expected lives of 10 years for all periods. Forfeitures are recognized as they occur. If compensation expense was determined based on the fair value method as prescribed by SFAS 123, beginning with grants in the year ended December 31, 1996, the Company's net loss and net loss per share would have been reduced to the approximate pro forma amounts indicated below for the years ended December 31:


                                        1999                 1998                 1997
                                   --------------       --------------       --------------
Actual net loss                    $  (11,212,000)      $  (28,715,000)      $   (4,377,000)
Pro forma net loss                 $  (11,589,000)      $  (29,662,000)          (6,657,000)
Actual net loss per share:
  Basic and diluted                $        (0.33)      $        (1.46)      $        (0.24)
Pro forma net loss per share:
  Basic and diluted                $        (0.34)      $        (1.51)      $        (0.37)

13. COMMITMENTS AND CONTINGENCIES

Leases - The Company is committed under operating lease agreements for facilities and equipment. The facility leases contain provisions for annual rental increases and require the Company to pay real estate taxes and certain other expenses. Subject to the approval of the Bankruptcy Court, the Company can reject executory contracts, including leases, under the relevant provisions of the Bankruptcy Code. Rejection of a lease gives the lessor the right to assert a prepetition claim against the Company. However, the amount of the claim may be limited by the Bankruptcy Court. The analysis of lease commitments which follows has not been adjusted to reflect possible future lease rejections.

Minimum annual rental commitments under operating leases are as follows:


               Year ending December 31:
               2000                          $ 745,000
               2001                            664,000
               2002                            619,000
               2003                            393,000
               2004                            379,000
               Thereafter                      947,000
                                            -----------
                                            $3,747,000
                                            ===========

Rent expense, including real estate taxes and insurance, for the years ended December 31, 1999, 1998 and 1997 was $686,000, $1,153,000, and $578,000,
respectively.

Contractual Arrangements - The Company has contractual arrangements with several celebrities and other third parties, including Marie Osmond, Annette Funicello and Richard Simmons. Under the terms of these contracts, the celebrities agree to act as spokesperson for their respective products, promote the product, approve the design and make a minimum number of public appearances. The Company is obligated to manufacture a safe product approved by the celebrity, hold the celebrity harmless from liability, maintain specified levels of liability insurance and pay royalties based on a percentage of net wholesale and retail sales. Each contract has a termination clause in the event certain minimum annual sales are not attained (ranging from $50,000 to $600,000). In certain instances, the celebrity or other third party has the right to terminate the contract if the minimum sales level is not attained for any single year. The contracts generally run from 18 months to 5 years and contain audit clauses, with penalties for errors or omissions. The Company is currently facing a challenge by one of its celebrity spokespersons to terminate the contract. The Company is vigorously defending its position and desires to honor the contract through maturity of the contract. To the extent the Company is not successful in defending its position and the contract is terminated there could be a material adverse impact on the Company's future results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (CONTINUED)


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

Employment Contracts - The Company has entered into four employment agreements with Company officers with five-year terms. The agreements call for aggregate annual compensation of $769,000 and a discretionary bonus of up to 10% of operating income.

Litigation - Plaintiff Michael Elam filed an action in Orange County Superior Court (Case No. 759883) on or about February 16, 1996, against Louis L. Knickerbocker, Tamara Knickerbocker and the Company alleging causes of action for conversion, breach of fiduciary duty, fraud, debitatus assumpsit, intentional interference with contract, constructive trust, breach of oral agreement, specific performance, money had and received, open book account and spoliation of evidence. The plaintiff is seeking money damages and/or shares of stock of the Company ranging between $500,000 and $35,000,000 as a result of prior business affiliations with Mr. Knickerbocker, alleging that the Company is liable as a successor-in-interest for the debts of Mr. Knickerbocker's prior companies, and that Mr. Knickerbocker was obligated to allow the plaintiff to participate in the Company when it was created. The defendants vigorously opposed the lawsuit. A motion for summary judgment filed in August 1998 eliminated those causes of action claiming an interest in the company's predecessor, Knickerbocker Creations, Ltd. The case was set for trial on May 24, 1999. The Company entered into an agreement with the plaintiff to settle the litigation in exchange for shares of Pure Energy Corporation held by the Company with a carrying value of $168,000. This amount is included in liabilities subject to compromise at December 31, 1999. The Company has been unable to deliver the settlement amount due to the bankruptcy proceeding. It is not certain how many, if any, shares in Pure Energy Corporation the Company will be able to deliver in connection with the settlement. The action is stayed pending the bankruptcy proceeding.

The Company brought claims against State Street Bank and Trust Company ("State Street") in federal district court in Boston, Massachusetts (Civil Action No. 97-12573-NO, U.S. District Court, D. MA) for conversion, breach of contract, unjust enrichment, a declaratory judgment and violation of Massachusetts General Laws, c. 93A arising from State Street's wrongful retention of 72,188 shares of the Company's common stock after the Company's obligations to State Street under a Settlement Agreement of the prior indebtedness of Georgetown Collection, Inc., a subsidiary acquired in 1996, had been paid in full. The stock retained by State Street had an original value of $617,000. State Street denies liability and brought a counterclaim against the Company for breach of contract and specific performance seeking $102,000 in damages, plus attorneys fees and costs. Prior to the bankruptcy proceeding, the Company was in negotiations with State Street Bank to settle the above matter. The action is stayed pending the bankruptcy proceeding.

Finance Authority of Maine, Coastal Enterprises, Inc, and the Southern Maine Economic Development District brought claims in federal district court in Portland, Maine (Civil Action No.98-2235-8, U.S. District Court, D. Maine) for breach of contract, indemnification and specific performance arising from the Company's performance under certain settlement documents following the acquisition of the subsidiary, Georgetown Collection, Inc., in 1996. The plaintiffs are seeking an order requiring the Company to purchase 63,030 shares of the Company's stock previously transferred to plaintiffs for $11.50 per share, plus interest and attorneys fees. The Company answered and denied liability on plaintiffs' claims. The plaintiffs moved for summary judgment, and the motion is currently under advisement. The action is stayed pending the bankruptcy proceeding.

A former shareholder of GCI alleges that the Company is liable for a $750,000 note payable to the former shareholder. No accrual for potential loss related to this note has been recorded as of December 31, 1999, as the Company believes that the note payable was settled in connection with the acquisition of GCI and that the Company is not liable for this amount.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (CONTINUED)


14. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt at December 31, 1999 and 1998 consists of:

                                                                     1999            1998
                                                                  ---------       ---------
Building mortgage, interest at 11.0% per annum,
  payable in monthly installments of $7,000, including
  interest, collateralized by real estate                         $ 370,000       $ 423,000

Building mortgage, interest at 14.75% per annum,
  payable in monthly installments of $17,000 including
  interest, collateralized by real estate, repaid in 1999                 -          75,000

Equipment leases, interest ranging from 4.0% to
  24.9% per annum, payable in aggregate monthly
  installments of $9,000, including interest, collateralized
  by equipment                                                      223,000         258,000
                                                                  ---------       ---------
                                                                    593,000         756,000
Less current portion                                               (176,000)       (215,000)
                                                                  ---------       ---------
                                                                  ---------       ---------
                                                                  $ 417,000       $ 541,000
                                                                  =========       =========


Principal payments on long-term debt and capital lease obligations at December 31, 1999 are due approximately as follows:


Year ending December 31:
2000                                         $ 176,000
2001                                            93,000
2002                                            75,000
2003                                            52,000
2004                                            55,000
Thereafter                                     142,000
                                             ----------
                                             $ 593,000
                                             ==========


15. SIGNIFICANT CONCENTRATIONS AND RISKS

Customer Concentration - During the years ended December 31, 1999, 1998 and 1997, the Company conducted business with one customer whose aggregate net sales volume comprised approximately 45%, 25%, and 29% of the Company's revenues, respectively. A reduction in sales to this customer could adversely impact the financial condition and operations of the Company.

Merchandise Risk - The Company's success is largely dependent on its ability to provide to its customers merchandise that satisfies consumer tastes and demand. Any inability to provide appropriate merchandise in sufficient quantities and in a timely manner could have a material adverse effect on the Company's business, operating results, and financial condition.

Foreign Currency - Approximately 17% of the Company's revenues are derived from subsidiaries operating in Thailand. In an attempt to reduce economic risks associated with devaluations of the Thai baht, the Company's Thailand subsidiaries require their customers to remit payment in U.S. dollars. Included in other income for the years ended December 31, 1999, 1998 and 1997 is $79,000, $(333,000) and $1,094,000, respectively, in transaction gains (losses) associated with this strategy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (CONTINUED)


16.  INCOME TAXES

The provision (benefit) for income taxes consists of the following for the years ended December 31:


                                                                               1999               1998               1997
                                                                          ------------       ------------       ------------

Current federal and state income taxes                                    $     40,000       $     99,000       $     37,000
Current foreign taxes                                                           35,000            113,000             11,000
Deferred federal and state income taxes                                     (2,701,000)        (9,137,000)        (3,282,000)
Change in valuation allowance, federal and
   state income taxes                                                        2,701,000         12,588,000          2,187,000
                                                                          ------------       ------------       ------------

Provision (benefit) for income taxes                                      $     75,000       $  3,663,000       $ (1,047,000)
                                                                          ============       ============       ============


A reconciliation of the statutory federal rate and the provision (benefit) for income taxes is as follows:


                                                                              1999               1998               1997
                                                                          ------------       ------------       ------------
Federal tax at statutory rate                                             $ (3,898,000)      $ (8,864,000)      $ (1,895,000)
State taxes                                                                     26,000            505,000            (28,000)
Goodwill amortization                                                           91,000            524,000            125,000
Foreign tax rate differential                                                1,049,000           (140,000)          (883,000)
Valuation allowance                                                          2,377,000         10,520,000            325,000
Non-deductible interest on
     convertible debentures                                                    348,000            764,000          1,219,000
Other                                                                           82,000            354,000             90,000
                                                                          ------------       ------------       ------------

                                                                          $     75,000       $  3,663,000       $ (1,047,000)
                                                                          ============       ============       ============


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (CONTINUED)

Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:


                                                                      1999               1998
                                                                  ------------       ------------
Deferred tax assets
       Bad debt reserve                                           $    993,000       $    277,000
       Difference between book and tax basis of fixed assets
          and goodwill                                                 881,000          1,312,000
       Uniform capitalization                                               --            185,000
       Inventory reserves                                            1,402,000          1,160,000
       Returns and allowances                                          253,000            635,000
       Pre-acquisition net operating loss carryforward               2,370,000          2,370,000
       Post-acquisition net operating loss carryforward             10,356,000          7,719,000
       Difference between book and tax basis of investments          1,007,000          1,108,000
       State income taxes                                               55,000             44,000
       Other                                                           159,000            188,000
       Valuation allowance                                         (17,476,000)       (14,775,000)
                                                                  ------------       ------------

Total deferred tax assets                                                   --            223,000

Deferred tax liabilities
       Prepaids                                                   $         --       $   (223,000)

                                                                  ------------       ------------
                                                                  $         --       $         --
                                                                  ============       ============


The Company has provided a full valuation allowance on the net deferred tax asset at December 31, 1999 and 1998 due to the uncertainty regarding its realization.

At December 31, 1999, the Company has approximately $24,630,000 and $6,280,000 of federal and state net operating loss carryforwards, respectively. Additionally, the Company has an approximate $4,395,000 loss carryforward related to GCI and TKG that can be used to reduce future taxable income. Sections 382 and 383 of the Internal Revenue Code of 1986 place certain limitations on the use of these acquired losses. A maximum of $490,000 of the net operating loss carryforward can be utilized annually in 1999 and subsequent years. Any net operating loss not utilized will begin expiring in 2010.

Since the Company does not have sufficient taxable income or carry back potential to utilize the deductions generated from the exercise of stock options, approximately $5,890,000 of deductions have not been recorded in the accompanying financial statements. As these losses are utilized in future years, the tax benefit will be recorded to equity.

17. BUSINESS SEGMENT INFORMATION

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (CONTINUED)


                                        1999               1998               1997
                                    ------------       ------------       ------------
Net sales
  Collectible brands                $ 24,355,000       $ 39,424,000       $ 46,311,000
  Fashion jewelry brands              10,405,000          9,241,000         11,707,000
  Fine jewelry                         7,405,000         11,762,000         10,272,000
  Corporate                                   --                 --                 --
                                    ------------       ------------       ------------
  Consolidated                      $ 42,165,000       $ 60,427,000       $ 68,290,000

Operating (loss) income
  Collectible brands                $ (4,104,000)      $(14,708,000)      $ (2,271,000)
  Fashion jewelry brands                 819,000         (2,638,000)           416,000
  Fine jewelry                        (3,045,000)           294,000            986,000
  Corporate                           (2,086,000)        (3,316,000)        (1,173,000)
                                    ------------       ------------       ------------
  Consolidated                      $ (8,416,000)      $(20,368,000)      $ (2,042,000)

Interest expense
  Collectible brands                $         --       $         --       $         --
  Fashion jewelry brands                      --                 --                 --
  Fine jewelry                                --                 --                 --
  Corporate                            1,814,000          3,658,000          4,831,000
                                    ------------       ------------       ------------
  Consolidated                      $  1,814,000       $  3,658,000       $  4,831,000

Depreciation and amortization
  Collectible brands                $    430,000       $  1,706,000       $  1,490,000
  Fashion jewelry brands                 859,000            868,000            691,000
  Fine jewelry                           586,000            482,000            546,000
  Corporate                                   --                 --                 --
                                    ------------       ------------       ------------
  Consolidated                      $  1,875,000       $  3,056,000       $  2,727,000

Capital expenditures
  Collectible brands                $     80,000       $    456,000       $  1,307,000
  Fashion jewelry brands                 264,000            413,000            581,000
  Fine jewelry                           406,000            651,000            890,000
  Corporate                                   --                 --                 --
                                    ------------       ------------       ------------
  Consolidated                      $    750,000       $  1,520,000       $  2,778,000

Total assets
  Collectible brands                $  8,955,000       $ 15,702,000       $ 23,130,000
  Fashion jewelry brands               3,045,000          2,787,000          3,948,000
  Fine jewelry                         7,968,000         10,431,000          7,507,000
  Corporate                            6,618,000          9,822,000         16,376,000
                                    ------------       ------------       ------------
  Consolidated                      $ 26,586,000       $ 38,742,000       $ 50,961,000

Geographic areas
  Sales to external customers:
    United States                   $ 34,858,000       $ 50,616,000       $ 59,230,000
    Thailand                           7,307,000          9,811,000          9,060,000
                                    ------------       ------------       ------------
    Consolidated                    $ 42,165,000       $ 60,427,000       $ 68,290,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (CONTINUED)


18.  EARNINGS PER SHARE

Earnings per common share (EPS) data were computed as follows:


1999:                                                            Income (Loss)       Shares    Per-Share Amount
-----                                                            -------------       ------    ----------------


Net Loss                                                         $(11,212,000)
                                                                 ============

Basic EPS:
Loss available to common shareholders                            $(11,212,000)      34,290,701   $     (0.33)
                                                                                                 ===========

Effect of Dilutive Securities                                              --              --

                                                                 ----------------------------
Diluted EPS:
Loss available to common stockholders and assumed conversions    $(11,212,000)      34,290,701   $     (0.33)
                                                                 ===========================================


1998:
-----


Net Loss                                                         $(28,715,000)
                                                                 ============

Basic EPS:
Loss available to common shareholders                            $(28,715,000)      19,630,175   $     (1.46)
                                                                 ===========================================

Effect of Dilutive Securities                                              --               --

                                                                 -----------------------------
Diluted EPS:
Loss available to common stockholders and assumed conversions    $(28,715,000)      19,630,175  $     (1.46)
                                                                 ==========================================

1997:
-----

Net Loss                                                         $ (4,377,000)
                                                                 ============

Basic EPS:
Loss available to common shareholders                            $ (4,377,000)      18,052,081  $     (0.24)
                                                                                                ===========

Effect of Dilutive Securities                                              --               --
                                                                 -----------------------------
Diluted EPS:
Loss available to common stockholders and assumed conversions    $ (4,377,000)      18,052,081  $     (0.24)
                                                                 ==========================================

19. EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution plan (401(K) Plan) covering all U.S. employees of the Company who meet eligibility requirements. Matching Company contributions are made based upon a minimum of 2% of participant contributions. During the years ended December 31, 1999, 1998 and 1997, the Company made contributions of $3,000, $5,000 and $37,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (CONTINUED)



20. QUARTERLY FINANCIAL DATA (UNAUDITED)


                                          First             Second              Third             Fourth
                                         Quarter            Quarter            Quarter            Quarter
                                      ------------       ------------       ------------       ------------
Year ended December 31, 1999:
     Net sales                        $  9,485,000       $ 13,367,000       $  9,344,000       $  9,969,000
     Gross profit                        4,717,000          5,988,000          3,990,000          2,315,000
     Net loss                           (2,277,000)        (1,088,000)        (1,191,000)        (6,656,000)
     Net loss per share, diluted      $      (0.09)      $      (0.04)      $      (0.03)      $      (0.15)

Year ended December 31, 1998:
     Net sales                        $ 11,482,000       $ 13,434,000       $ 15,769,000       $ 19,742,000
     Gross profit                        6,626,000          6,946,000          8,064,000          9,408,000
     Net loss                           (2,576,000)        (2,680,000)        (1,690,000)       (21,769,000)
     Net loss per share, diluted      $      (0.14)      $      (0.14)      $      (0.09)      $      (1.06)


Fourth Quarter Adjustments

1999 - Net loss for the fourth quarter of 1999 includes a $1,823,000 adjustment for estimated excess inventory quantities and obsolescence of inventory related to discontinued product lines. Also included in the fourth quarter of 1999 is a charge of $1,088,000 related to a reserve on a receivable from stockholder (Note
7).

During the fourth quarter of 1999, the Company sold its Georgetown brand of collectible dolls (Note 3). As a result of this sale the Company recorded a $473,000 increase to the allowance for doubtful accounts receivable due from Georgetown brand customers.

1998 - Net loss for the fourth quarter of 1998 includes a $2,991,000 restructuring charge related to the consolidation of GCI into the Company's California facility (Note 4). In connection with the revised marketing strategy for the Company's Georgetown and Magic Attic Club brands, in the fourth quarter of 1998, the Company recorded an approximate $1,643,000 charge to write down prepaid advertising and related costs.

Based on management's year-end evaluation of the carrying value of intangible assets, an impairment charge of $1,000,000 was recorded in the fourth quarter of 1998 to reduce the carrying value of goodwill related to the TKG acquisition to management's estimate of fair value (Note 3).

The fourth quarter of 1998 also includes an $840,000 adjustment for estimated excess inventory quantities and obsolescence of inventory and production models related to discontinued product lines. Also included in the fourth quarter of 1998 is approximately $1,446,000 of expense related to litigation and other legal matters (Note 13).

At December 31, 1998, the Company wrote off $712,000 of unamortized debt discount and deferred debt issuance costs related to the 1998 Debentures, due to the maturity of the debentures prior to exchange of the debentures to preferred stock. This amount is included in interest expense for the year ended December 31, 1998.

The Company also recorded in the fourth quarter of 1998, a $4,683,000 adjustment to increase its valuation allowance for net deferred tax assets due to recurring tax losses (Note 16).

21. SUBSEQUENT EVENT

Subsequent to December 31, 1999, the Company issued 3,260,374 shares of its common stock in connection with the conversion of $219,000 of the principal amount of the 1998 Debentures, plus interest accrued through the conversion date.

In March 2000, the Company sold 228,600 shares of Ontro, Inc. (Note 8) for net proceeds of approximately $486,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (CONTINUED)


22.  CONDENSED FINANCIAL STATEMENTS FOR THE DEBTOR ENTITY

The following are condensed unconsolidated financial statements for LLK:

                        The L.L. Knickerbocker Co., Inc.
                             Condensed Balance Sheet
                             as of December 31, 1999
                                (unconsolidated)

ASSETS:
       Cash and cash equivalents                               $  1,292,000
       Accounts receivable, net of allowance                      3,501,000
       Inventories                                                2,066,000
       Prepaid expenses and other current assets                  1,230,000
                                                               ------------
               Total current assets                               8,089,000
       Investment in subsidiaries                                 5,664,000
       Receivable from subsidiaries                               1,309,000
       Property and equipment, net                                  720,000
       Investments                                                3,675,000
       Other assets                                                 146,000
                                                               ------------
               Total assets                                    $ 19,603,000
                                                               ============

LIABILITIES:
       Accounts payable                                        $  1,713,000
       Other accrued expenses                                     2,031,000
                                                               ------------
               Total current liabilities                          3,744,000
       Liabilities subject to compromise
          under reorganization proceeding                        13,484,000

STOCKHOLDERS' EQUITY
       Common stock                                              41,397,000
       Additional paid-in capital                                 6,012,000
       Accumulated deficit                                      (41,157,000)
       Accumulated other comprehensive loss                      (3,877,000)
                                                               ------------
               Total stockholders' equity                         2,375,000

                                                               ------------
               Total liabilities and stockholders' equity      $ 19,603,000
                                                               ============

                        The L.L. Knickerbocker Co., Inc.
                        Condensed Statement of Operations
                                (unconsolidated)


                                         Year to Date *
                                        ---------------
Net sales                               $    8,970,000
Cost of sales                                6,216,000
                                        --------------
Gross profit                                 2,754,000
Advertising expense                            338,000
Selling expense                              1,550,000
General and administrative expense           3,674,000
Equity in loss of subsidiaries               3,096,000
                                        --------------
Operating loss                              (5,904,000)
Other expense                                   37,000
Interest expense                               331,000
Reorganization items                           495,000
                                        --------------
Net loss                                $   (6,767,000)
                                        ==============



* An involuntary petition under Chapter 7 was filed against the debtor on August 23, 1999. These year-to-date figures represent amounts from August 24, 1999 through December 31, 1999.

                        The L.L. Knickerbocker Co., Inc.
                     Notes to Condensed Financial Statements
                                December 31, 1999
                                (unconsolidated)

1.  BASIS OF PRESENTATION

Generally Accepted Accounting Principles (GAAP) requires that certain entities that meet specific criteria be consolidated with LLK including its wholly-owned and majority-owned subsidiaries (non-debtors). For purposes of this presentation LLK accounts for all subsidiaries using the equity method of accounting.

All entities that LLK would normally consolidate for GAAP purposes are being accounted for under the equity method of accounting. The equity method of accounting consists of recording an original investment in an investee as the amount originally contributed. Subsequently this balance is increased/(decreased) for LLK's share of the investee's income/(losses) and increased for additional contributions a d decreased for distributions received from the investee. LLK's share of the investee's income/(loss) is recognized as "Equity in loss of subsidiaries" on the statement of operations.

In management's opinion, with the exception of those matters discussed above, the financial statements of LLK contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the unconsolidated financial position of LLK as of December 31, 1999, and the unconsolidated results of its operations for the period from August 24, 1999 through December 31, 1999.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                             Balance at         Additions                                Balance at
                                             beginning          charged to                                  end of
                                             of period           expense             Deductions             period
                                           ------------------------------------------------------       --------------
For the year ended December 31, 1997:
    Allowance for doubtful accounts        $    1,092,000      $    1,710,000      $   (2,133,000)      $      669,000
                                           ==============      ==============      ==============       ==============

    Inventory reserve                      $    2,805,000      $    1,633,000      $   (2,289,000)      $    2,149,000
                                           ==============      ==============      ==============       ==============

For the year ended December 31, 1998:
    Allowance for doubtful accounts        $      669,000      $    2,341,000      $   (1,883,000)      $    1,127,000
                                           ==============      ==============      ==============       ==============

    Inventory reserve                      $    2,149,000      $    2,347,000      $   (1,826,000)      $    2,670,000
                                           ==============      ==============      ==============       ==============

For the year ended December 31, 1999:
    Allowance for doubtful accounts        $    1,127,000      $    1,785,000      $     (426,000)      $    2,486,000
                                           ==============      ==============      ==============       ==============

    Inventory reserve
                                           $    2,670,000      $    2,456,000      $   (1,046,000)      $    4,080,000
                                           ==============      ==============      ==============       ==============


                                  EXHIBIT INDEX

Exhibit
Number                Description
------                -----------

3.1 Articles of Incorporation of International Beauty Supply, Ltd. ("IBS") dated July 11, 1985.(1)

3.2     Amendment to Articles of Incorporation of IBS dated May 24, 1993.(1)

3.3 Certificate of Amendment to Articles of Incorporation of The L. L. Knickerbocker Company Inc. (the "Company") dated June 20, 1994.(1)

3.4 Certificate of Amendment to Articles of Incorporation of the Company dated September 27, 1994.(1)

3.5     Bylaws of the Company.(2)

3.6 Certificate of Amendment to Articles of Incorporation of the Company dated March 15, 1999 (13)

4.1* Qualified Stock Option Plan adopted by the Company on September 27, 1994, along with form of Stock Option Agreement.(3)

4.2     Form of Warrant Agreement.(3)

4.3 Form of Representative's Warrant issued to W.B. McKee Securities, Inc. upon consummation of the Company's offering on January 25, 1995.(3)

4.4 Form of Common Stock Purchase Warrant issued to Shoreline Pacific, the Institutional Finance Division of Financial West Group. (6)

4.5     Form of 7% Convertible Debenture.(6)

10.1*   Employment Agreement, dated July 1, 1996, between the Company and Louis
        L. Knickerbocker.(10)

10.2* Employment Agreement, dated July 1, 1996, between the Company and Tamara Knickerbocker.(10)

10.3* Employment Agreement, dated July 1, 1996, between the Company and Anthony P. Shutts.(10)

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

10.23   Form of Registration Rights Agreement.(6)

21.1    Subsidiaries of Registrant.(11)

23.1    Consent of Deloitte & Touche LLP, independent auditors. (13)

27.0    Financial Data Schedule (13)
--------------------------------
(1) Filed as part of Exhibit 3.1 to The L. L. Knickerbocker Co., Inc. Form SB-2 Registration Statement No. 33-85230-LA as filed with the Securities and Exchange Commission on or about October 13, 1994.
(2) Filed as an exhibit to The L. L. Knickerbocker Co., Inc. Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on or about March 29, 1995.
(3) Filed as an Exhibit to The L. L. Knickerbocker Co., Inc. Form SB-2 Registration Statement No. 33-85230-LA as filed with the Securities and Exchange Commission on or about October 13, 1994.
(4) Filed as Exhibit to The L. L. Knickerbocker Co., Inc. report on Form 8-K filed with the Securities and Exchange Commission on or about March 21, 1995.
(5) Filed as an exhibit to The L. L. Knickerbocker Co., Inc. Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on or about April 15, 1996.
(6) Filed as an Exhibit to The L. L. Knickerbocker Co., Inc. Form 10-QSB/A as filed with the Securities & Exchange Commission on or about November 27, 1996.
(7) Filed as Exhibit to The L. L. Knickerbocker Co., Inc. report on Form 8-K filed with the Securities and Exchange Commission on or about July 3, 1996.
(8) Filed as Exhibit to The L. L. Knickerbocker Co., Inc. report on Form 8-K filed with the Securities and Exchange Commission on or about December 5, 1996.

(9) Filed as an exhibit to The L. L. Knickerbocker Co., Inc. Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on or about April 15, 1997.
(10) Filed as an exhibit to The L. L. Knickerbocker Co., Inc. Amended Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on or about August 15, 1997.
(11) Filed as an exhibit to The L.L. Knickerbocker Co., Inc. Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on or about March 31, 1998.
(12) Filed as an exhibit to The L.L. Knickerbocker Co., Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on or about April 15, 1999.

(13)    Filed herewith.

* These exhibits represent management contracts or compensatory plan arrangements.