Form 10-Q
period 2000-03-31
KNICKERBOCKER L L CO INC
filed 2000-05-15
CIK 932136

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

The number of shares outstanding of the registrant's Common Stock, as of May 1, 2000 was 46,987,728.

                                TABLE OF CONTENTS

ITEM                                                                        PAGE
----                                                                        ----

                                     PART I

1. FINANCIAL INFORMATION

         A. Condensed Consolidated Statements of Operations (unaudited) for the three month periods ended March 31, 2000 and March 31, 1999... 3
         B. Condensed Consolidated Statements of Comprehensive Loss
            (unaudited) for the three month periods ended March 31, 2000 and
            March 31, 1999.................................................... 4
         C. Condensed Consolidated Balance Sheets at March 31, 2000
            (unaudited) and December 31, 1999................................. 5
         D. Condensed Consolidated Statements of Cash Flows (unaudited)
            for the three month periods ended March 31, 2000 and
            March 31, 1999.................................................... 6
         E. Notes to Condensed Consolidated Financial Statements.............. 8

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         A. General Business Description..................................... 16
         B. Results of Operations............................................ 16
         C. Liquidity and Capital Resources.................................. 18

                                     PART II

1. LEGAL PROCEEDINGS ........................................................ 20

2. CHANGES IN SECURITIES AND USE OF PROCEEDS................................. 21

6. EXHIBITS AND REPORTS ON FORM 8-K.......................................... 21

   SIGNATURE ................................................................ 21

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE L.L. KNICKERBOCKER CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)


                                                    Three months ended
                                                         March 31,
                                                   2000            1999
                                               ------------    ------------
Sales, net of returns                          $  7,194,000    $  9,485,000
Cost of sales                                     4,216,000       4,768,000
                                               ------------    ------------
Gross profit                                      2,978,000       4,717,000
Advertising expense                                  90,000       1,122,000
Selling expense                                     911,000       1,663,000
General and administrative expense                2,946,000       3,673,000
                                               ------------    ------------
Operating loss                                     (969,000)     (1,741,000)
Other income, net                                  (104,000)       (118,000)
Interest expense (Notes 6 and 7)                    284,000         633,000
                                               ------------    ------------
Loss before reorganization items and
 income tax expense                              (1,149,000)     (2,256,000)
Reorganization items (Note 3)                       266,000              --
                                               ------------    ------------
Loss before income tax expense                   (1,415,000)     (2,256,000)
Income tax expense                                    6,000          21,000
                                               ------------    ------------
Net loss                                       $ (1,421,000)   $ (2,277,000)
                                               ============    ============

Net loss per share:
     Basic and diluted                         $      (0.03)   $      (0.09)
                                               ============    ============

Shares used in computing net loss per share:
     Basic and diluted                           45,819,983      26,138,494
                                               ============    ============


See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE  LOSS
(unaudited)

                                                 Three months ended March 31,

                                                    2000                1999
                                                -----------         -----------
Net Loss                                        $(1,421,000)        $(2,277,000)
Other comprehensive loss:
  Foreign currency translation adjustments          (54,000)           (204,000)
                                                -----------         -----------
Comprehensive loss                              $(1,475,000)        $(2,481,000)
                                                ===========         ===========

See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)


                                                                  March 31,        December 31,
                                                                    2000               1999
                                                                ------------       ------------
ASSETS

Cash and cash equivalents                                       $  2,546,000       $  1,510,000
Restricted cash (Note 6)                                             311,000            312,000
Accounts receivable, net                                           5,296,000          6,654,000
Inventories (Note 4)                                               4,186,000          4,655,000
Prepaid expenses and other current assets                            981,000          1,578,000
                                                                ------------       ------------
   Total current assets                                           13,320,000         14,709,000

Property and equipment, net                                        4,464,000          4,501,000
Investments (Note 5)                                               3,199,000          3,675,000
Other assets                                                         676,000            758,000
Goodwill, net of accumulated amortization of $1,961,000 at
    March 31, 2000 and $1,848,000 at December 31, 1999             2,827,000          2,943,000
                                                                ------------       ------------
                                                                $ 24,486,000       $ 26,586,000
                                                                ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                $  3,460,000       $  4,244,000
Accrued expenses                                                   1,142,000          1,473,000
Notes payable (Note 6)                                             2,820,000          2,563,000
Commissions and royalties payable                                  1,337,000          1,577,000
Interest payable                                                     253,000            113,000
Income taxes payable                                                 164,000            164,000
Current portion of long-term debt                                    208,000            176,000
                                                                ------------       ------------
  Total current liabilities                                        9,384,000         10,310,000

Long-term debt, less current portion                                 479,000            417,000
Liabilities subject to compromise under
  reorganization proceeding (Note 8)                              13,482,000         13,484,000
                                                                ------------       ------------
  Total liabilities                                               23,345,000         24,211,000

Stockholders' equity:
Preferred stock                                                           --                 --
Common stock                                                      41,638,000         41,397,000
Additional paid-in capital                                         6,012,000          6,012,000
Accumulated deficit                                              (42,578,000)       (41,157,000)
Accumulated other comprehensive loss                              (3,931,000)        (3,877,000)
                                                                ------------       ------------
  Total stockholders' equity                                       1,141,000          2,375,000
                                                                ------------       ------------
                                                                $ 24,486,000       $ 26,586,000
                                                                ============       ============

See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)


                                                           March 31,         March 31,
                                                             2000              1999
                                                          -----------       -----------
Cash flows from operating activities:
Net loss                                                  $(1,421,000)      $(2,277,000)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                               358,000           341,000
  Gain on sale of investments                                 (10,000)               --
  Gain on disposition of fixed assets                              --            (9,000)
  Amortization of debt discount                                36,000           255,000
  Changes in operating accounts:
       Accounts receivable, net                             1,358,000           104,000
       Inventories                                            473,000          (677,000)
       Prepaid expenses and other current assets              597,000           308,000
       Other assets                                            56,000           (39,000)
       Accounts payable and accrued expenses                 (969,000)          907,000
       Commissions and royalties payable                     (240,000)           32,000
       Income taxes payable                                        --          (122,000)
       Operating payables subject to compromise
          under reorganization proceeding                     247,000                --
                                                          -----------       -----------
Net cash provided by (used in) operating activities           485,000        (1,177,000)

Cash flows from investing activities:
  Acquisitions of property and equipment                      (95,000)         (143,000)
  Proceeds from sales of property and equipment                    --             9,000
  Proceeds from sales of investments                          486,000
  Receivable from stockholder                                      --            (9,000)
                                                          -----------       -----------
Net cash provided by (used in) investing activities           391,000          (143,000)

Cash flows from financing activities:
  Net borrowings on line of credit                            207,000         1,505,000
  Payments on long-term debt                                  (17,000)          (94,000)
  Borrowings on long-term debt                                  6,000                --
                                                          -----------       -----------
 Net cash provided by financing activities                    196,000         1,411,000

Effect of exchange rate changes on cash                       (36,000)         (109,000)
                                                          -----------       -----------
Net increase (decrease) in cash and cash equivalents        1,036,000           (18,000)
Cash and cash equivalents, beginning of period              1,510,000           199,000
                                                          -----------       -----------
Cash and cash equivalents, end of period                  $ 2,546,000       $   181,000
                                                          ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                    $    79,000       $   215,000
                                                          ===========       ===========
Cash paid for income taxes                                $     6,000       $   105,000
                                                          ===========       ===========


See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY:

During the three months ended March 31, 2000 and 1999, $219,000 and $7,350,000 of convertible debentures and $22,000 and $240,000 of accrued interest, respectively, was converted to common stock.

During the three months ended March 31, 2000, the Company financed the acquisition of property and equipment through borrowings on long-term debt of $106,000.

During the three months ended March 31, 1999, the Company issued 151,220 shares of common stock in payment of $77,000 of liability to former shareholders of Krasner Group, Inc.

During the three months ended March 31, 1999, the Company issued 157,996 shares of common stock in payment of liability owed to former Georgetown Collection, Inc. shareholders.

See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 1: REORGANIZATION AND BASIS OF REPORTING

Description of Business - The L.L. Knickerbocker Co., Inc. (LLK) (debtor-in possession) and subsidiaries (collectively, the Company) is in the businesses of developing and marketing branded products which include collectible and toy dolls and teddy bears, fine and fashion jewelry, and other consumer products. The Company's customers include the leading network in the home shopping industry, retail stores, wholesale distributors, and consumers. The collectible and toy products are manufactured by independent manufacturing facilities to the Company's specifications. The fine and fashion jewelry is manufactured by the Company and by independent manufacturing facilities. The Company's distribution includes home shopping channels, catalog mailings, direct mailings from customer lists, retail stores, wholesale distributors, and the Internet.

Reorganization - On August 23, 1999 (the Petition Date), an involuntary petition under Chapter 7 of the United States Bankruptcy Code (the Bankruptcy Code) was filed against LLK by three of its creditors. On December 3, 1999 (the Conversion
Date), LLK (unconsolidated) filed an election to convert to reorganization under Chapter 11 of the Bankruptcy Code (Chapter 11). LLK continues to conduct normal business operations as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Central District of California (the Bankruptcy Court). As a debtor-in-possession, LLK may not engage in transactions outside the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court.

Under Chapter 11, actions to enforce claims against LLK are stayed if the claims arose, or are based on events that occurred, on or before the Petition Date, and such claims cannot be paid or restructured prior to the conclusion of the proceedings or approval of the Bankruptcy Court. In addition, under the Bankruptcy Code, LLK may elect to assume or reject certain prepetition leases, employment contracts, service contracts and other unexpired executory prepetition contracts, all subject to Bankruptcy Court approval. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. Liabilities subject to compromise (Note 8) in the accompanying consolidated balance sheet represent the Company's estimate of liabilities as of March 31, 2000 and December 31, 1999, subject to adjustment in the reorganization process. LLK continues to accrue, but not pay, interest on secured debt at the contractual interest rate although principal payments have generally been suspended.

The Company filed a Plan of Reorganization and Disclosure Statement with the Bankruptcy Court on March 30, 2000. The Plan of Reorganization is subject to confirmation by the Bankruptcy Court. The terms of the Plan of Reorganization include a short-term extension on the line of credit with the Bank until November 30, 2000. The Company is also taking measures to obtain a new secured lender to refinance the existing secured liabilities. The Company believes that its ongoing operating cash flow and proceeds from sale of investments should enable the Company to meet liquidity requirements until substitute financing is obtained. However, notwithstanding all of the events and circumstances described above, there is substantial uncertainty with respect to the Company's liquidity. The Company's ability to meet its obligations as they come due and successfully emerge from Chapter 11 is contingent upon, among other things, its ability to finalize a Plan of Reorganization that will ultimately be confirmed by the Bankruptcy Court, its ability to achieve satisfactory levels of profitability and cash flow from operations, and its ability to obtain financing sources to meet future obligations.

The Company believes it has sufficient resources to cure executory contract defaults and to pay all claims arising in the "Gap" period between the Petition Date and the Conversion Date.

Basis of Reporting - The accompanying consolidated financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's recurring losses from operations, the Chapter 11 filing and circumstances relating to this event, raise substantial doubt about the Company's ability to continue as a going concern. A plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities that may be necessary as a consequence of a plan of reorganization.

The information set forth in these condensed consolidated financial statements is unaudited except for the December 31, 1999 balance sheet. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying condensed consolidated financial statements include the accounts of The L.L. Knickerbocker Co., Inc.; its wholly-owned subsidiaries Krasner Group, Inc., Harlyn International Co., Ltd., L.L. Knickerbocker (Thai) Co., Ltd., and S.L.S. Trading Co., Ltd., and its majority-owned subsidiary Georgetown Collection, Inc. All intercompany accounts and transactions have been eliminated.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

The accompanying consolidated financial statements have been presented in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7).

Certain prior period balances have been reclassified to conform with current presentation.

NOTE 2:  NET LOSS PER SHARE

The Company computes loss per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which requires the dual presentation of basic and diluted earning per share. Shares issuable upon the exercise of common stock warrants and options and shares issuable upon the conversion of convertible debentures have been excluded from the three month periods ended March 31, 2000 and 1999 per share calculations because their effect is antidilutive.

NOTE 3:  REORGANIZATION ITEMS

Professional fees and expenditures directly related to the Chapter 11 filing are classified as reorganization items and are expensed as incurred. Reorganization items for the three months ended March 31, 2000 consisted primarily of professional fees. Cash paid for reorganization items during the three months ended March 31, 2000 amounted to $61,000.

NOTE 4:  INVENTORIES

At March 31, 2000 and December 31, 1999 inventories, including $529,000 and $533,000, respectively, classified as other long-term assets, consist of the following:


                         March 31,        December 31,
                           2000              1999
                        -----------       -----------
Finished goods          $ 6,827,000       $ 7,471,000
Work-in-progress            594,000           494,000
Raw materials             1,243,000         1,303,000
Inventory reserves       (3,949,000)       (4,080,000)
                        -----------       -----------
                        $ 4,715,000       $ 5,188,000
                        ===========       ===========

NOTE 5:  INVESTMENTS

During the three months ended March 31, 2000, the Company sold a portion of its investment in Ontro, Inc. with a carrying value of $476,000, and original cost of $173,000, for net proceeds of $486,000. The sale resulted in a gain to the Company of $10,000, which is included in other income.

NOTE 6:  LINE OF CREDIT AND NOTES PAYABLE

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

At March 31, 2000, the Company had $3,122,000 of cash borrowings outstanding, $2,829,000 of which, representing amounts borrowed under the LLK and GCI sublimits, is classified as subject to compromise in the accompanying consolidated financial statements (Note 8). Borrowings bear interest at the bank's base rate (9.0% at March 31, 2000) plus 3%. The Company has continued to accrue interest at the contractual rate on these notes, however interest payments were suspended as of the Conversion Date on the LLK and GCI borrowings.

S.L.S. and Harlyn have available lines of credit aggregating 96,000,000 Thai baht (approximately $2,532,000 at March 31, 2000). Outstanding borrowings of $2,527,000 at March 31, 2000 bear interest at rates ranging from 3.5% to 9.0%. Restricted cash of $311,000 and $312,000 at March 31, 2000 and December 31, 1999, respectively, secured one such line of credit.

NOTE  7:  CONVERTIBLE DEBENTURES

1998 Debentures - In June 1998, the Company issued Convertible Debentures (the 1998 Debentures) with a face value of $7,000,000 in a private placement to institutional investors. The 1998 Debentures accrue interest at the rate of 6% per annum, payable upon conversion of the related debt to common stock. Through March 31, 2000, the Company issued a total of 17,429,408 shares of its common stock in connection with the conversion of $4,498,000 of the principal amount of the Debentures, plus interest accrued through the conversion date of $238,000.

Under the terms of the 1998 Debentures the face amount of the Debentures, aggregating $2,502,000, is due and payable by the Company. At March 31, 2000, the face amount of the 1998 Debentures, net of discount of $24,000, is classified as subject to compromise in the accompanying consolidated financial statements (Note 8).

During the three months ended March 31, 2000 and 1999, a total of $75,000 and $274,000, respectively, of noncash interest expense was recorded relating to the 1998 Debentures, including $4,000 and $126,000, respectively, relating to the additional conversion discount recorded upon conversion.

1997 Debentures - In September 1997, the Company issued Convertible Debentures (the 1997 Debentures) with a face value of $5,000,000 in a private placement to an institutional investor. The 1997 Debentures accrue interest at the rate of 6% per annum, payable upon conversion of the related debt to common stock or at debt maturity of September 7, 2000. As of March 31, 2000, the Company issued a total of 6,044,393 shares of its common stock in connection with the conversion of $3,350,000 of the principal amount of the 1997 Debentures, plus interest accrued through the conversion date of $218,000. At March 31, 2000, the face amount of the 1997 Debentures, aggregating $1,650,000, is classified as subject to compromise in the accompanying consolidated financial statements (Note 8).

During the three months ended March 31, 2000 and 1999, a total of $47,000 and $123,000, respectively, of noncash interest expense was recorded relating to the 1997 Debentures, including $35,000 in the three months ended March 31, 1999 relating to the additional conversion discount recorded upon conversion (none in 2000).

NOTE 8:  LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise consist of the following at March 31, 2000 and December 31, 1999:


                                                           March 31,       December 31,
                                                             2000              1999
                                                          -----------      -----------
Secured liabilities - notes payable to bank (Note 6)      $ 2,829,000      $ 2,879,000

Unsecured liabilities:
     Accounts payable, trade                                4,401,000        4,454,000
     Commissions and royalties payable                        797,000          797,000
     Convertible debentures (Note 7)                        4,128,000        4,311,000
     Other payables and accrued expenses                    1,327,000        1,043,000
                                                          -----------      -----------
                                                          $13,482,000      $13,484,000
                                                          ===========      ===========


A plan of reorganization, if ultimately approved by the Company's impaired prepetition creditors and stockholders and confirmed by the Bankruptcy Court, may materially change the amounts and terms of these prepetition liabilities. Such amounts were estimated as of March 31, 2000 and December 31, 1999, and the Company anticipates that claims filed with the Bankruptcy Court by the Company's creditors will require reconciliation to the Company's financial records. The additional liability arising from this reconciliation process, if any, is not subject to reasonable estimation, and accordingly, no provision has been recorded for these possible claims. The termination of other contractual obligations and the settlement of disputed claims may create additional prepetition liabilities. Such amounts, if any, will be recognized in the consolidated balance sheet as they are identified and become subject to reasonable estimation.

NOTE 9:  LITIGATION

During the three months ended March 31, 2000, the Company reserved for the estimated cost to settle certain litigation. The amount is included in liabilities subject to compromise at March 31, 2000.

NOTE 10:  BUSINESS SEGMENT INFORMATION

The Company is engaged primarily in the design, manufacture and marketing of branded collectibles and jewelry. The Company has three reportable segments: (1) collectible and toy brands, (2) fashion jewelry brands and (3) fine jewelry. The collectible and toy brands segment encompasses collectible dolls, toys, teddy bears and figurines. The fashion jewelry brands encompass items manufactured by the Company from non-precious metals, for sale primarily to the leading network in the home shopping industry. The fine jewelry segment encompasses jewelry manufactured by the Company with precious metals. Corporate activities including financing transactions are reflected in the tables below as "Corporate". The Company evaluates performance based on profit or loss from operations. The operating segments are managed separately because each segment requires different marketing strategies. The following table details the Company's financial performance by operating segment for the three months ended March 31, 2000 and 1999.

                                                       2000               1999
                                                   ------------       ------------
Net sales
  Collectible and toy brands                       $  2,683,000       $  4,937,000
  Fashion jewelry brands                              2,422,000          2,466,000
  Fine jewelry                                        2,089,000          2,082,000
  Corporate                                                  --                 --
                                                   ------------       ------------
  Consolidated                                     $  7,194,000       $  9,485,000

Operating (loss) income
  Collectible and toy brands                       $   (613,000)      $ (1,609,000)
  Fashion jewelry brands                                120,000            253,000
  Fine jewelry                                          (18,000)           (12,000)
  Corporate                                            (458,000)          (373,000)
                                                   ------------       ------------
  Consolidated                                     $   (969,000)      $ (1,741,000)

Interest expense
  Collectible and toy brands                       $         --       $         --
  Fashion jewelry brands                                     --                 --
  Fine jewelry                                               --                 --
  Corporate                                             284,000            633,000
                                                   ------------       ------------
  Consolidated                                     $    284,000       $    633,000

Depreciation and amortization
  Collectible and toy brands                       $     74,000       $    103,000
  Fashion jewelry brands                                135,000            112,000
  Fine jewelry                                          149,000            126,000
  Corporate                                                  --                 --
                                                   ------------       ------------
  Consolidated                                     $    358,000       $    341,000

Capital expenditures
  Collectible and toy brands                       $     22,000       $      6,000
  Fashion jewelry brands                                 73,000             65,000
  Fine jewelry                                          106,000             72,000
  Corporate                                                  --                 --
                                                   ------------       ------------
  Consolidated                                     $    201,000       $    143,000

Total assets
  Collectible and toy brands                       $  7,196,000       $ 14,204,000
  Fashion jewelry brands                              2,493,000          3,613,000
  Fine jewelry                                        8,771,000         11,130,000
  Corporate                                           6,026,000          9,703,000
                                                   ------------       ------------
  Consolidated                                     $ 24,486,000       $ 38,650,000

Geographic areas
  Sales to external customers:
    United States                                  $  5,105,000       $  7,504,000
    Thailand                                          2,089,000          1,981,000
                                                   ------------       ------------
    Consolidated                                   $  7,194,000       $  9,485,000

  Long-lived assets:
    United States                                  $  2,550,000       $  3,176,000
    Thailand                                          4,741,000          4,952,000
                                                   ------------       ------------
    Consolidated                                   $  7,291,000       $  8,128,000

NOTE 11:  CONDENSED FINANCIAL STATEMENTS FOR THE DEBTOR ENTITY

The following are condensed unconsolidated financial statements for LLK:


                        The L.L. Knickerbocker Co., Inc.
                            Condensed Balance Sheet
                                (unconsolidated)

                                                           March 31,        December 31,
                                                             2000               1999
                                                         ------------       ------------
ASSETS:
    Cash and cash equivalents                            $  2,410,000       $  1,292,000
    Accounts receivable, net of allowance                   1,878,000          3,501,000
    Inventories                                             1,517,000          2,066,000
    Prepaid expenses and other current assets                 615,000          1,230,000
                                                         ------------       ------------
         Total current assets                               6,420,000          8,089,000
    Investment in subsidiaries                              5,728,000          5,664,000
    Receivable from subsidiaries                            1,241,000          1,309,000
    Property and equipment, net                               690,000            720,000
    Investments                                             3,199,000          3,675,000
    Other assets                                               86,000            146,000
                                                         ------------       ------------
         Total assets                                    $ 17,364,000       $ 19,603,000
                                                         ============       ============

LIABILITIES:
    Accounts payable                                     $    858,000       $  1,713,000
    Other accrued expenses                                  1,883,000          2,031,000
                                                         ------------       ------------
         Total current liabilities                          2,741,000          3,744,000
    Liabilities subject to compromise
       under reorganization proceeding                     13,482,000         13,484,000

STOCKHOLDERS' EQUITY
    Common stock                                           41,638,000         41,397,000
    Additional paid-in capital                              6,012,000          6,012,000
    Accumulated deficit                                   (42,578,000)       (41,157,000)
    Accumulated other comprehensive loss                   (3,931,000)        (3,877,000)
                                                         ------------       ------------
         Total stockholders' equity                         1,141,000          2,375,000
                                                         ------------       ------------
         Total liabilities and stockholders' equity      $ 17,364,000       $ 19,603,000
                                                         ============       ============

                       The L.L. Knickerbocker Co., Inc.
                      Condensed Statement of Operations
                               (unconsolidated)

                                     Three months ended
                                         March 31,
                                           2000*
                                     ------------------
Net sales                               $ 2,683,000
Cost of sales                             1,570,000
                                        -----------
Gross profit                              1,113,000
Advertising expense                          57,000
Selling expense                             548,000
General and administrative expense        1,580,000
Equity in income of subsidiaries           (118,000)
                                        -----------
Operating loss                             (954,000)
Other income                                (10,000)
Interest expense                            208,000
Reorganization items                        266,000
Income tax expense                            3,000
                                        -----------
Net loss                                $(1,421,000)
                                        ===========


* An involuntary petition under Chapter 7 was filed against the debtor on August 23, 1999. Therefore, comparable information for the three months ended March 31, 1999 is not presented.

                        The L.L. Knickerbocker Co., Inc.
                     Notes to Condensed Financial Statements
                                 March 31, 2000
                                (unconsolidated)

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

In management's opinion, with the exception of those matters discussed above, the financial statements of LLK contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the unconsolidated financial position of LLK as of March 31, 2000 and December 31, 1999, and the unconsolidated results of its operations for the three months ended March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is in the businesses of developing and marketing branded collectible and toy products, fine and fashion jewelry, and other consumer products. The following discussion explains material changes in the results of operations of The L.L. Knickerbocker Co., Inc. (LLK) and subsidiaries for each of the periods discussed and significant developments affecting financial condition since the end of fiscal 1999.

CHAPTER 11 REORGANIZATION

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

The consolidated financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's recurring losses from operations, the Chapter 11 filing and circumstances relating to this event, raise substantial doubt about the Company's ability to continue as a going concern. A plan of reorganization, if approved, could materially change the amounts reported in the accompanying consolidated financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities that may be necessary as a consequence of a plan of reorganization. The Company's ability to continue as a going concern is contingent upon, among other things, its ability to finalize a plan of reorganization that will be confirmed by the Bankruptcy Court, its ability to achieve satisfactory levels of profitability and cash flow from operations, and its ability to obtain financing sources to meet future obligations.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2000 and 1999

Net Sales

Net sales decreased to $7,194,000 for the three months ended March 31, 2000 from $9,485,000 for the three months ended March 31, 1999, a decrease of $2,291,000 or 24.2%. The $2,291,000 decrease in net sales was comprised of decreases in sales of $1,826,000 in mail order and catalog-driven dolls, $428,000 in wholesale collectible sales, and $44,000 in fashion jewelry sales, partially offset by an increase of $7,000 in fine jewelry net sales. The decrease in mail order and catalog doll sales was primarily attributable to the sale of the Georgetown brand of collectibles dolls in October 1999 and to the continuation of the planned reduction in direct response advertising spending, which began in the second half of 1998. The Company's plan has been to curtail mail order and catalog advertising spending and reposition its base of sales to primarily wholesale sales. The decrease in wholesale collectible sales was due primarily to the discontinuance of two celebrity-diven collectible lines in 2000. The decrease in fashion jewelry sales was due primarily to the timing of shipments to the Company's largest customer in the home shopping industry. The Company continues to assess the potential of sales expansion of existing products through new distribution channels, as well as continuing to develop new product categories.

Gross Profit

Gross profit decreased to $2,978,000 for the three months ended March 31, 2000 from $4,717,000 for the three months ended March 31, 1999, a decrease of $1,739,000, or 36.9%. As a percentage of net sales, gross profit for the quarter decreased to 41.4% in 2000 from 49.7% in 1999. The decrease in the gross profit percentage in 2000 from 1999 was due primarily to a change in the sales mix of products sold at higher margins directly to the consumer via mail order and catalogs, versus products sold at wholesale prices through retail distribution. In 2000, 4.0% of the Company's sales were directly to the consumer through catalogs and print advertisements versus 22.3% in 1999. In the future, the Company does not expect mail order and catalog sales to have a significant impact on gross margins.

Advertising expense

Advertising expense decreased to $90,000 for the three months ended March 31, 2000 from $1,122,000 for the three months ended March 31, 1999, a decrease of $1,032,000, or 92.0%. The large decrease in advertising expense was due primarily to the Company's continuation of its planned reduction in unprofitable direct response advertising spending which began in the second half of 1998. Included in advertising expense are advertisement printing costs, catalog-printing costs, media space in magazines, and advertisement creative and development costs.

Selling expense

Selling expense decreased to $911,000 for the three months ended March 31, 2000 from $1,663,000 for the three months ended March 31, 1999, a decrease of $752,000, or 45.2%. As a percentage of net sales, selling expense decreased from 17.5% in 1999 to 12.7% in 2000. The decrease in selling expense was due primarily to lower variable royalty expense attributable to lower net sales in 2000 for the Company's collectible doll and fashion jewelry programs, and a reduction in fulfillment expenses due to the sale of the Georgetown brand of collectible dolls in October 1999. Selling expense includes royalty expense, commission expense, trade show expenses, and other sales promotion expenses.

General and administrative expense

General and administrative expense decreased to $2,946,000 for the three months ended March 31, 2000 from $3,673,000 for the three months ended March 31, 1999, a decrease of $727,000, or 19.8%. The percentage of net sales represented by these expenses increased from 38.7% in 1999 to 41.0% in 2000. The dollar decrease in general and administrative expenses was due primarily to the Company's aggressive consolidation efforts which began in the fourth quarter of 1998 combined with the Company's continued focus on lowering operating costs.

Other (income) expense

Other income increased to $104,000 for the three months ended March 31, 2000 from $118,000 for the three months ended March 31, 1999, a change of $14,000. Other income consists primarily of foreign currency gains from transactions of the Company's Thailand operations, due to fluctuations in the Thai baht.

Interest expense

Interest expense decreased to $284,000 for the three months ended March 31, 2000 from $633,000 for the three months ended March 31, 1999. The decrease in interest expense relates primarily to the conversion to common stock of $5,538,000 aggregate face value of the 1998 and 1997 Debentures during 1999 and the first quarter of 2000. Included in interest expense for the three months ended March 31, 2000 and 1999, is noncash interest related to convertible debentures of $122,000 and $403,000, respectively. The remaining balance of interest expense includes interest on borrowings from working capital lines of credit and mortgages on buildings owned by the Company.

Reorganization items

Costs associated with the Company's Chapter 11 filing amounted to $266,000 for the three months ended March 31, 2000, which were comprised primarily of professional fees. The Company anticipates that additional reorganization costs will be incurred throughout the Chapter 11 reorganization.

Net loss

As a result of the foregoing factors, net loss decreased to $1,421,000 for the three months ended March 31, 2000 from net loss of $2,277,000 for the three months ended March 31, 1999, a decrease in net loss of $856,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operations was $485,000 for the three months ended March 31, 2000 compared to cash used in operations of $1,177,000 in the comparable 1999 period. The $1,662,000 increase in cash flow from operations was due primarily to the decrease in net loss for the quarter ended March 31, 2000. The cash items impacting cash flow from operations were a $1,358,000 decrease in accounts receivable, offset by a $969,000 decrease in accounts payable and accrued expenses.

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

As described in Note 6 to the consolidated financial statements, through July 16, 1999, the Company had a line of credit that encompassed The L.L. Knickerbocker Co., Inc. (LLK), Georgetown Collection, Inc. (GCI) and Krasner Group, Inc. (TKG). Certain credit limits were established for each company. Borrowing availability was determined by an advance rate on eligible accounts receivable and inventory. At the expiration of the line of credit on July 16, 1999, the Company did not have sufficient funds to pay off the line of credit. The Company entered into a forbearance agreement with the financial institution (the Bank) initially extending the general terms of the line of credit until August 30, 1999 and in the event certain conditions were met, until September 20, 1999. The forbearance agreement limited the Company's use of the credit facility to total borrowings of $6,250,000. As a result of the Chapter 7 filing, the Bank placed the Company's credit facility on an offering basis, effectively reserving the right to discontinue funding the Company at any time. As a result of the Chapter 11 filing, all required repayments of principal on the notes payable under the line of credit for LLK and GCI have been suspended, except for certain principal repayments that have been approved by the Bankruptcy Court. The Bank continues to lend funds on an offering basis to TKG.

At March 31, 2000, the Company had $3,122,000 of cash borrowings outstanding, $2,829,000 of which, representing amounts borrowed under the LLK and GCI sublimits, is classified as subject to compromise in the accompanying consolidated financial statements. Borrowings bear interest at the bank's base rate (9.0% at March 31, 2000) plus 3%. The Company has continued to accrue interest at the contractual rate on these notes, however interest payments were suspended as of the Conversion Date on the LLK and GCI borrowings.

The Company's Thai subsidiaries have available lines of credit aggregating 96,000,000 Thai baht (approximately $2,532,000 at March 31, 2000). Outstanding borrowings of $2,527,000 at March 31, 2000 bear interest at rates ranging from 3.5% to 9.0%. Restricted cash of $311,000 and $312,000 at March 31, 2000 and
December 31,1999, respectively, secured one such line of credit.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

BANKRUPTCY PROCEEDING

On August 23, 1999 (the Petition Date), an involuntary petition under Chapter 7 of the United States Bankruptcy Code (the Bankruptcy Code) was filed against LLK by three of it's creditors. On December 3, 1999 (the Conversion Date), LLK (unconsolidated) filed an election to convert to reorganization under Chapter 11 of the Bankruptcy Code (Chapter 11). LLK continues to conduct normal business operations as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Central District of California (the Bankruptcy Court). As a debtor-in-possession, Knickerbocker may not engage in transactions outside the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court.

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

On March 30, 2000, the Company filed a Plan of Reorganization and Disclosure Statement with the United States Bankruptcy Court, pursuant to which LLK would emerge from Chapter 11 bankruptcy proceedings. The Bankruptcy Court scheduled a hearing on the Disclosure Statement for May 17, 2000.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2000, the Company issued 3,260,374 shares of its common stock in connection with the conversion of $219,000 of the principal amount of the 1998 Debentures, plus interest accrued through the conversion date. The issuance of such shares of common stock was deemed to be exempt from registration under the Act by virtue of Section 4(2) of the Act and Regulation D promulgated thereunder because the issuance did not involve a public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:
         27.0 Financial Data Schedule

(b)      Reports on Form 8-K:
         There were no reports on Form 8-K filed during the quarter for which this report is filed.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     THE L.L. KNICKERBOCKER CO., INC.


Date: May 12, 2000                   By: /s/ Anthony P. Shutts
                                         ---------------------------------------
                                             Anthony P. Shutts
                                             Chief Financial Officer
                                             (Principal financial and accounting
                                             officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------

 27.0                           Financial Data Schedule