Form 10-Q
period 2000-06-30
KNICKERBOCKER L L CO INC
filed 2000-08-11
CIK 932136

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                                 -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-25488

                        THE L.L. KNICKERBOCKER CO., INC.
             (Exact name of registrant as specified in its charter)

                CALIFORNIA                                    33-0230641
        (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                    Identification No.)

        25800 COMMERCENTRE DRIVE                                92630
        LAKE FOREST, CALIFORNIA                               (Zip Code)
        (Address of principal executive offices)

        ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 595 - 7900

         Indicate by mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

The number of shares outstanding of the registrant's Common Stock, as of August 4, 2000 was 46,987,728.

                                TABLE OF CONTENTS

ITEM                                                                                 PAGE
----                                                                                 ----
                                     PART I

1. FINANCIAL INFORMATION

   A.  Condensed Consolidated Statements of Operations (unaudited) for the three month periods ended June 30, 2000 and June 30, 1999...........................  1

   B.  Condensed Consolidated Statements of Operations (unaudited) for the six month periods ended June 30, 2000 and June 30, 1999...........................  2

   C.  Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and six month periods ended June 30, 2000 and June 30, 1999.........  3

   D.  Condensed Consolidated Balance Sheets at June 30, 2000 (unaudited) and
       December 31, 1999.............................................................  4

   E.  Condensed Consolidated Statements of Cash Flows (unaudited) for the six month periods ended June 30, 2000 and June 30, 1999...........................  5

   F.  Notes to Condensed Consolidated Financial Statements..........................  7

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
   OPERATIONS

   A.  General Business Description.................................................  15

   B.  Results of Operations......................................................... 15

   C.  Liquidity and Capital Resources............................................... 19


                                     PART II

1. LEGAL PROCEEDINGS................................................................. 21

3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................ 23

6. EXHIBITS AND REPORTS ON FORM 8-K.................................................. 23

   SIGNATURE......................................................................... 23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE L.L. KNICKERBOCKER CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2000 AND 1999
(unaudited)


                                                       2000               1999
                                                   ------------       ------------
Sales, net of returns                              $  8,765,000       $ 13,367,000
Cost of sales                                         4,939,000          7,379,000
                                                   ------------       ------------
Gross profit                                          3,826,000          5,988,000
Advertising expense                                     158,000            926,000
Selling expense                                       1,028,000          1,983,000
General and administrative expense                    2,489,000          3,660,000
                                                   ------------       ------------
Operating income (loss)                                 151,000           (581,000)
Other income, net                                       (59,000)           (49,000)
Interest expense                                        148,000            503,000
                                                   ------------       ------------
Income (loss) before reorganization items and
     income tax expense                                  62,000         (1,035,000)
Reorganization items                                    712,000                 --
                                                   ------------       ------------
Loss before income tax expense                         (650,000)        (1,035,000)
Income tax expense                                       21,000             53,000
                                                   ------------       ------------
Net loss                                           $   (671,000)      $ (1,088,000)
                                                   ============       ============

Net loss per share:
     Basic and diluted                             $      (0.01)      $      (0.04)
                                                   ============       ============

Shares used in computing net loss per share:
     Basic and diluted                               46,987,728         29,638,455
                                                   ============       ============

See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(unaudited)


                                                      2000               1999
                                                  ------------       ------------
Sales, net of returns                             $ 15,959,000       $ 22,852,000
Cost of sales                                        9,155,000         12,147,000
                                                  ------------       ------------
Gross profit                                         6,804,000         10,705,000
Advertising expense                                    248,000          2,048,000
Selling expense                                      1,939,000          3,752,000
General and administrative expense                   5,435,000          7,227,000
                                                  ------------       ------------
Operating loss                                        (818,000)        (2,322,000)
Other income, net                                     (163,000)          (167,000)
Interest expense                                       432,000          1,136,000
                                                  ------------       ------------
Loss before reorganization items and
     income tax expense                             (1,087,000)        (3,291,000)
Reorganization items                                   978,000                 --
                                                  ------------       ------------
Loss before income tax expense                      (2,065,000)        (3,291,000)
Income tax expense                                      27,000             74,000
                                                  ------------       ------------
Net loss                                          $ (2,092,000)      $ (3,365,000)
                                                  ============       ============

Net loss per share:
     Basic and diluted                            $      (0.05)      $      (0.12)
                                                  ============       ============

Shares used in computing net loss per share:
     Basic and diluted                              46,403,856         27,883,713
                                                  ============       ============


See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)


                                                  Three months ended June 30,         Six months ended June 30,
                                                  ---------------------------       -----------------------------
                                                    2000              1999              2000              1999
                                                  ---------       -----------       -----------       -----------
Net loss                                          $(671,000)      $(1,088,000)      $(2,092,000)      $(3,365,000)
Other comprehensive income (loss):
    Foreign currency translation adjustments       (121,000)           81,000          (175,000)         (123,000)
                                                  ---------       -----------       -----------       -----------
Comprehensive loss                                $(792,000)      $(1,007,000)      $(2,267,000)      $(3,488,000)
                                                  =========       ===========       ===========       ===========


See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)


                                                                  June 30,         December 31,
                                                                    2000               1999
                                                                ------------       ------------
ASSETS

Cash and cash equivalents                                       $  2,450,000       $  1,510,000
Restricted cash                                                      300,000            312,000
Accounts receivable, net                                           5,373,000          6,654,000
Inventories                                                        3,656,000          4,655,000
Prepaid expenses and other current assets                            859,000          1,578,000
                                                                ------------       ------------
   Total current assets                                           12,638,000         14,709,000

Property and equipment, net                                        3,997,000          4,501,000
Investments                                                        3,199,000          3,675,000
Other assets                                                         658,000            758,000
Goodwill, net of accumulated amortization of $2,074,000 at
    June 30, 2000 and $1,848,000 at December 31, 1999              2,695,000          2,943,000
                                                                ------------       ------------
                                                                $ 23,187,000       $ 26,586,000
                                                                ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                $  3,409,000       $  4,244,000
Accrued expenses                                                   1,246,000          1,473,000
Notes payable                                                      2,129,000          2,563,000
Commissions and royalties payable                                  1,363,000          1,577,000
Interest payable                                                     278,000            113,000
Income taxes payable                                                 134,000            164,000
Current portion of long-term debt                                    280,000            176,000
                                                                ------------       ------------
  Total current liabilities                                        8,839,000         10,310,000

Long-term debt, less current portion                                 493,000            417,000
Liabilities subject to compromise under
  reorganization proceeding                                       13,506,000         13,484,000
                                                                ------------       ------------
  Total liabilities                                               22,838,000         24,211,000

Stockholders' equity:
Preferred stock                                                           --                 --
Common stock                                                      41,638,000         41,397,000
Additional paid-in capital                                         6,012,000          6,012,000
Accumulated deficit                                              (43,249,000)       (41,157,000)
Accumulated other comprehensive loss                              (4,052,000)        (3,877,000)
                                                                ------------       ------------
  Total stockholders' equity                                         349,000          2,375,000
                                                                ------------       ------------
                                                                $ 23,187,000       $ 26,586,000
                                                                ============       ============


See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(unaudited)


                                                                 2000              1999
                                                              -----------       -----------
Cash flows from operating activities:
Net loss                                                      $(2,092,000)      $(3,365,000)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                   717,000           654,000
  Gain on sale of investments                                     (10,000)               --
  Gain on disposition of fixed assets                              (1,000)           (2,000)
  Amortization of debt discount                                    60,000           419,000
  Property impairment charge                                      400,000                --
  Changes in operating accounts:
       Accounts receivable, net                                 1,281,000        (2,226,000)
       Inventories                                              1,013,000         1,343,000
       Prepaid expenses and other current assets                  719,000           707,000
       Other assets                                                42,000            26,000
       Accounts payable and accrued expenses                     (891,000)          598,000
       Commissions and royalties payable                         (214,000)          587,000
       Income taxes payable                                       (30,000)         (141,000)
       Due to former shareholders of Krasner Group, Inc.               --           (60,000)
       Operating payables subject to compromise
          under reorganization proceeding                         247,000                --
                                                              -----------       -----------
Net cash provided by (used in) operating activities             1,241,000        (1,460,000)

Cash flows from investing activities:
  Acquisitions of property and equipment                         (413,000)         (286,000)
  Proceeds from sales of property and equipment                     8,000            19,000
  Proceeds from sales of investments                              486,000                --
  Receivable from stockholder                                          --           (34,000)
                                                              -----------       -----------
Net cash provided by (used in) investing activities                81,000          (301,000)

Cash flows from financing activities:
  Net (repayments) borrowings on line of credit                  (484,000)        2,221,000
  Payments on long-term debt                                      (45,000)         (143,000)
  Borrowings on long-term debt                                    189,000                --
                                                              -----------       -----------
 Net cash (used in) provided by financing activities             (340,000)        2,078,000

Effect of exchange rate changes on cash                           (42,000)          (91,000)
                                                              -----------       -----------

Net increase in cash and cash equivalents                         940,000           226,000
Cash and cash equivalents, beginning of period                  1,510,000           199,000
                                                              -----------       -----------
Cash and cash equivalents, end of period                      $ 2,450,000       $   425,000
                                                              ===========       ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                        $   158,000       $   412,000
                                                              ===========       ===========

Cash paid for income taxes                                    $    57,000       $   105,000
                                                              ===========       ===========


See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY:

During the six months ended June 30, 2000 and 1999, $219,000 and $9,000,000 of convertible debentures and $22,000 and $342,000 of accrued interest, respectively, was converted to common stock.

During the six months ended June 30, 2000, the Company financed the acquisition of property and equipment through borrowings on long-term debt of $51,000.

During the six months ended June 30, 1999, the Company issued 441,007 shares of common stock in payment of $220,000 of liability to former shareholders of Krasner Group, Inc.

During the six months ended June 30, 1999, the Company issued 157,996 shares of common stock in payment of liability owed to former Georgetown Collection, Inc. shareholders.


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

Under Chapter 11, actions to enforce claims against LLK are stayed if the claims arose, or are based on events that occurred, on or before the Petition Date, and such claims cannot be paid or restructured prior to the conclusion of the proceedings or approval of the Bankruptcy Court. In addition, under the Bankruptcy Code, LLK may elect to assume or reject certain prepetition leases, employment contracts, service contracts and other unexpired executory prepetition contracts, all subject to Bankruptcy Court approval. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. Liabilities subject to compromise (Note 8) in the accompanying consolidated balance sheet represent the Company's estimate of liabilities as of June 30, 2000 and December 31, 1999, subject to adjustment in the reorganization process. LLK continues to accrue, but not pay, interest on secured debt at the contractual interest rate although principal payments have generally been suspended.

The Company filed a Plan of Reorganization (the Plan) and Disclosure Statement with the Bankruptcy Court in March 2000, which was amended in June 2000. The Plan contemplates the sale of certain assets to provide the cash that along with funds generated by the Company's business will allow the Company to fund the Plan. The Company is also taking measures to obtain a new secured lender to refinance the existing secured liabilities. The Plan is dependent on the successful sale of certain assets and resolution of certain contingencies detailed in the disclosure statement filed with the Bankruptcy Court in June 2000. Adoption of the Plan requires approval of all impaired classes of creditors and affirmation by the Bankruptcy Court. There can be no assurance that the Plan will be confirmed in its present form, and the Company is exploring various alternatives that could ultimately result in a revision to the Plan.

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

The accompanying consolidated financial statements have been presented in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7).

Certain prior period balances have been reclassified to conform with current presentation.

NOTE 2:  NET LOSS PER SHARE

The Company computes loss per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which requires the dual presentation of basic and diluted earning per share. Shares issuable upon the exercise of common stock warrants and options and shares issuable upon the conversion of convertible debentures have been excluded from the three and six month periods ended June 30, 2000 and 1999 per share calculations because their effect is antidilutive.

NOTE 3:  REORGANIZATION ITEMS

Professional fees and expenditures directly related to the Chapter 11 filing are classified as reorganization items and are expensed as incurred. Reorganization items for the three and six months ended June 30, 2000 consisted primarily of professional fees and a $400,000 property impairment charge recorded in the three months ended June 30, 2000, related to a building in Thailand owned by the Company. Cash paid for reorganization items during the three and six months periods ended June 30, 2000 amounted to $228,000 and $289,000, respectively.

NOTE 4:  INVENTORIES

At June 30, 2000 and December 31, 1999 inventories, including $519,000 and $533,000, respectively, classified as other long-term assets, consist of the following:

                       June 30, 2000   December 31, 1999
                       -------------   -----------------
Finished goods          $ 5,892,000       $ 7,471,000
Work-in-progress            411,000           494,000
Raw materials             1,093,000         1,303,000
Inventory reserves       (3,221,000)       (4,080,000)
                        -----------       -----------
                        $ 4,175,000       $ 5,188,000
                        ===========       ===========


NOTE 5:  INVESTMENTS

During the six months ended June 30, 2000, the Company sold a portion of its investment in Ontro, Inc. with a carrying value of $476,000, and original cost of $173,000, for net proceeds of $486,000. The sale resulted in a gain to the Company of $10,000, which is included in other income.

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

At June 30, 2000, the Company had $2,829,000 of cash borrowings outstanding, representing amounts borrowed under the LLK and GCI sublimits, which is classified as subject to compromise in the accompanying consolidated financial statements (Note 8). Borrowings bear interest at the bank's base rate (9.5% at June 30, 2000) plus 3%. The Company has continued to accrue interest at the contractual rate on these notes, however interest payments were suspended as of the Conversion Date on the LLK and GCI borrowings.

S.L.S. and Harlyn have available lines of credit aggregating 96,000,000 Thai baht (approximately $2,445,000 at June 30, 2000). Outstanding borrowings of $2,129,000 at June 30, 2000 bear interest at rates ranging from 3.5% to 9.0%. Restricted cash of $300,000 and $312,000 at June 30, 2000 and December 31, 1999, respectively, secured one such line of credit.

NOTE  7:  CONVERTIBLE DEBENTURES

1998 Debentures - In June 1998, the Company issued Convertible Debentures (the 1998 Debentures) with a face value of $7,000,000 in a private placement to institutional investors. The 1998 Debentures accrued interest at the rate of 6% per annum through the Conversion Date, payable upon conversion of the related debt to common stock. Through June 30, 2000, the Company issued a total of 17,429,408 shares of its common stock in connection with the conversion of $4,498,000 of the principal amount of the Debentures, plus interest accrued through the conversion date of $238,000.

Under the terms of the 1998 Debentures the face amount of the Debentures, aggregating $2,502,000, is due and payable by the Company. At June 30, 2000, the face amount of the 1998 Debentures is classified as subject to compromise in the accompanying consolidated financial statements (Note 8).

During the six months ended June 30, 2000 and 1999, a total of $59,000 and $480,000, respectively, of noncash interest expense was recorded relating to the 1998 Debentures, including $4,000 and $207,000, respectively, relating to the additional conversion discount recorded upon conversion.

1997 Debentures - In September 1997, the Company issued Convertible Debentures (the 1997 Debentures) with a face value of $5,000,000 in a private placement to an institutional investor. The 1997 Debentures accrued interest at the rate of 6% per annum through the Conversion Date, payable upon conversion of the related debt to common stock or at debt maturity of September 7, 2000. As of June 30, 2000, the Company issued a total of 6,044,393 shares of its common stock in connection with the conversion of $3,350,000 of the principal amount of the 1997 Debentures, plus interest accrued through the conversion date of $218,000. At June 30, 2000, the face amount of the 1997 Debentures, aggregating $1,650,000, is classified as subject to compromise in the accompanying consolidated financial statements (Note 8).

During the six months ended June 30, 2000 and 1999, a total of $44,000 and $202,000, respectively, of noncash interest expense was recorded relating to the 1997 Debentures, including $37,000 in the three months ended June 30, 1999 relating to the additional conversion discount recorded upon conversion (none in 2000).

NOTE 8:  LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise consist of the following at June 30, 2000 and December 31, 1999:


                                                         June 30, 2000   December 31, 1999
                                                         -------------   -----------------
Secured liabilities - notes payable to bank (Note 6)      $ 2,829,000      $ 2,879,000

Unsecured liabilities:
     Accounts payable, trade                                4,401,000        4,454,000
     Commissions and royalties payable                        797,000          797,000
     Convertible debentures (Note 7)                        4,152,000        4,311,000
     Other payables and accrued expenses                    1,327,000        1,043,000
                                                          -----------      -----------
                                                          $13,506,000      $13,484,000
                                                          ===========      ===========


A plan of reorganization, if ultimately approved by the Company's impaired prepetition creditors and stockholders and confirmed by the Bankruptcy Court, may materially change the amounts and terms of these prepetition liabilities. Such amounts were estimated as of June 30, 2000 and December 31, 1999, and the Company anticipates that claims filed with the Bankruptcy Court by the Company's creditors will require reconciliation to the Company's financial records. The additional liability arising from this reconciliation process, if any, is not subject to reasonable estimation, and accordingly, no provision has been recorded for these possible claims. The termination of other contractual obligations and the settlement of disputed claims may create additional prepetition liabilities. Such amounts, if any, will be recognized in the consolidated balance sheet as they are identified and become subject to reasonable estimation.

NOTE 9:  LITIGATION

During the six months ended June 30, 2000, the Company reserved for the estimated cost to settle certain litigation. The amount is included in liabilities subject to compromise at June 30, 2000.

NOTE 10:  BUSINESS SEGMENT INFORMATION

The Company is engaged primarily in the design, manufacture and marketing of branded collectibles and jewelry. The Company has three reportable segments: (1) collectible and toy brands, (2) fashion jewelry brands and (3) fine jewelry. The collectible and toy brands segment encompasses collectible dolls, toys, teddy bears and figurines. The fashion jewelry brands encompass items manufactured by the Company from non-precious metals, for sale primarily to the leading network in the home shopping industry. The fine jewelry segment encompasses jewelry manufactured by the Company with precious metals. Corporate activities including financing transactions are reflected in the tables below as "Corporate". The Company evaluates performance based on profit or loss from operations. The operating segments are managed separately because each segment requires different marketing strategies. The following table details the Company's financial performance by operating segment for the three and six months ended June 30, 2000 and 1999.


                                    Three months ended June 30,            Six months ended June 30,
                                   ------------------------------       -------------------------------
                                      2000               1999               2000               1999
                                   -----------       ------------       ------------       ------------
Net sales
---------
  Collectible and toy brands       $ 3,553,000       $  7,777,000       $  6,236,000       $ 12,714,000
  Fashion jewelry brands             3,097,000          3,501,000          5,519,000          5,967,000
  Fine jewelry                       2,115,000          2,089,000          4,204,000          4,171,000
  Corporate                                 --                 --                 --                 --
                                   -----------       ------------       ------------       ------------
  Consolidated                     $ 8,765,000       $ 13,367,000       $ 15,959,000       $ 22,852,000

Operating income (loss)
-----------------------
  Collectible and toy brands       $     6,000       $   (399,000)      $   (607,000)      $ (2,008,000)
  Fashion jewelry brands               432,000            504,000            552,000            757,000
  Fine jewelry                        (110,000)          (296,000)          (128,000)          (308,000)
  Corporate                           (177,000)          (390,000)          (635,000)          (763,000)
                                   -----------       ------------       ------------       ------------
  Consolidated                     $   151,000       $   (581,000)      $   (818,000)      $ (2,322,000)

Interest expense
----------------
  Collectible and toy brands       $        --       $         --       $         --       $         --
  Fashion jewelry brands                    --                 --                 --                 --
  Fine jewelry                              --                 --                 --                 --
  Corporate                            148,000            503,000            432,000          1,136,000
                                   -----------       ------------       ------------       ------------
  Consolidated                     $   148,000       $    503,000       $    432,000       $  1,136,000

Depreciation and amortization
-----------------------------
  Collectible and toy brands       $    73,000       $     76,000       $    147,000       $    179,000
  Fashion jewelry brands               133,000            111,000            268,000            223,000
  Fine jewelry                         153,000            126,000            302,000            252,000
  Corporate                                 --                 --                 --                 --
                                   -----------       ------------       ------------       ------------
  Consolidated                     $   359,000       $    313,000       $    717,000       $    654,000

Capital expenditures
--------------------
  Collectible and toy brands       $     8,000       $     21,000       $     30,000       $     27,000
  Fashion jewelry brands               116,000             68,000            189,000            133,000
  Fine jewelry                         139,000             54,000            245,000            126,000
  Corporate                                 --                 --                 --                 --
                                   -----------       ------------       ------------       ------------
  Consolidated                     $   263,000       $    143,000       $    464,000       $    286,000

                                   Three months ended June 30,        Six months ended June 30,
                                  ----------------------------      ----------------------------
                                      2000             1999             2000             1999
                                  -----------      -----------      -----------      -----------
Total assets
------------
  Collectible and toy brands      $ 7,083,000      $13,918,000      $ 7,083,000      $13,918,000
  Fashion jewelry brands            2,279,000        4,166,000        2,279,000        4,166,000
  Fine jewelry                      7,932,000       10,931,000        7,932,000       10,931,000
  Corporate                         5,893,000        9,628,000        5,893,000        9,628,000
                                  -----------      -----------      -----------      -----------
  Consolidated                    $23,187,000      $38,643,000      $23,187,000      $38,643,000

Geographic areas
----------------
  Sales to external customers:
    United States                 $ 6,650,000      $11,274,000      $11,755,000      $18,778,000
    Thailand                        2,115,000        2,093,000        4,204,000        4,074,000
                                  -----------      -----------      -----------      -----------
    Consolidated                  $ 8,765,000      $13,367,000      $15,959,000      $22,852,000

  Long-lived assets:
    United States                 $ 2,490,000      $ 3,103,000      $ 2,490,000      $ 3,103,000
    Thailand                        4,202,000        4,943,000        4,202,000        4,943,000
                                  -----------      -----------      -----------      -----------
    Consolidated                  $ 6,692,000      $ 8,046,000      $ 6,692,000      $ 8,046,000

NOTE 11:  CONDENSED FINANCIAL STATEMENTS FOR THE DEBTOR ENTITY

The following are condensed unconsolidated financial statements for LLK:

                        The L.L. Knickerbocker Co., Inc.
                            Condensed Balance Sheets
                                (unconsolidated)

                                                             June 30, 2000     December 31, 1999
                                                             -------------     -----------------
     ASSETS:
         Cash and cash equivalents                            $  1,663,000       $  1,292,000
         Accounts receivable, net of allowance                   2,470,000          3,501,000
         Inventories                                             1,583,000          2,066,000
         Prepaid expenses and other current assets                 638,000          1,230,000
                                                              ------------       ------------
              Total current assets                               6,354,000          8,089,000
         Investment in subsidiaries                              5,491,000          5,664,000
         Receivable from subsidiaries                            1,260,000          1,309,000
         Property and equipment, net                               647,000            720,000
         Investments                                             3,199,000          3,675,000
         Other assets                                               82,000            146,000
                                                              ------------       ------------
              Total assets                                    $ 17,033,000       $ 19,603,000
                                                              ============       ============

     LIABILITIES:
         Accounts payable                                     $  1,377,000       $  1,713,000
         Other accrued expenses                                  1,801,000          2,031,000
                                                              ------------       ------------
              Total current liabilities                          3,178,000          3,744,000
         Liabilities subject to compromise
            under reorganization proceeding                     13,506,000         13,484,000

     STOCKHOLDERS' EQUITY:
         Common stock                                           41,638,000         41,397,000
         Additional paid-in capital                              6,012,000          6,012,000
         Accumulated deficit                                   (43,249,000)       (41,157,000)
         Accumulated other comprehensive loss                   (4,052,000)        (3,877,000)
                                                              ------------       ------------
              Total stockholders' equity                           349,000          2,375,000
                                                              ------------       ------------
              Total liabilities and stockholders' equity      $ 17,033,000       $ 19,603,000
                                                              ============       ============

                        The L.L. Knickerbocker Co., Inc.
                       Condensed Statements of Operations
                                (unconsolidated)

                                                  Three months        Six months
                                                  ended June 30,     ended June 30,
                                                      2000*               2000*
                                                  --------------     --------------
      Net sales                                    $ 3,553,000        $ 6,236,000
      Cost of sales                                  1,908,000          3,478,000
                                                   -----------        -----------
      Gross profit                                   1,645,000          2,758,000
      Advertising expense                              147,000            204,000
      Selling expense                                  563,000          1,111,000
      General and administrative expense             1,104,000          2,684,000
      Equity in loss (income) of subsidiaries          117,000             (1,000)
                                                   -----------        -----------
      Operating loss                                  (286,000)        (1,240,000)
      Other income                                          --            (10,000)
      Interest expense                                  73,000            281,000
      Reorganization items                             312,000            578,000
      Income tax expense                                    --              3,000
                                                   -----------        -----------
      Net loss                                     $  (671,000)       $(2,092,000)
                                                   ===========        ===========


* An involuntary petition under Chapter 7 was filed against the debtor on August 23, 1999. Therefore, comparable information for the three and six months ended June 30, 1999 is not presented.

                        The L.L. Knickerbocker Co., Inc.
                     Notes to Condensed Financial Statements
                                  June 30, 2000
                                (unconsolidated)

1.  BASIS OF PRESENTATION

Generally Accepted Accounting Principles (GAAP) requires that certain entities that meet specific criteria be consolidated with LLK including its wholly-owned and majority-owned subsidiaries (non-debtors). For purposes of this presentation LLK accounts for all subsidiaries using the equity method of accounting.

All entities that LLK would normally consolidate for GAAP purposes are being accounted for under the equity method of accounting. The equity method of accounting consists of recording an original investment in an investee as the amount originally contributed. Subsequently this balance is increased/(decreased) for LLK's share of the investee's income/(losses) and increased for additional contributions and decreased for distributions received from the investee. LLK's share of the investee's income/(loss) is recognized as "Equity in income of subsidiaries" on the statements of operations.

In management's opinion, with the exception of those matters discussed above, the unconsolidated financial statements of LLK contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the unconsolidated financial position of LLK as of June 30, 2000 and December 31, 1999, and the unconsolidated results of its operations for the three and six months ended June 30, 2000.

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

The Company filed a Plan of Reorganization and Disclosure Statement with the Bankruptcy Court in March 2000, which was amended in June 2000. The Plan of Reorganization is subject to confirmation by the Bankruptcy Court. The Company is also taking measures to obtain a new secured lender to refinance the existing secured liabilities. The Company believes that its ongoing operating cash flow and proceeds from sale of investments should enable the Company to meet liquidity requirements until substitute financing is obtained. However, notwithstanding all of the events and circumstances described above, there is substantial uncertainty with respect to the Company's liquidity.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

NET SALES

Net sales decreased to $8,765,000 for the three months ended June 30, 2000 from $13,367,000 for the three months ended June 30, 1999, a decrease of $4,602,000 or 34.4%. The $4,602,000 decrease in net sales was comprised of decreases in sales of $1,661,000 in mail order and catalog-driven dolls, $2,563,000 in wholesale collectible sales, and $404,000 in fashion jewelry sales, partially offset by an increase of $26,000 in fine jewelry net sales. The comparative decrease in mail order and catalog doll sales was primarily attributable to the sale of the Georgetown brand of collectibles dolls in October 1999. The Company's plan has been to reposition its base of sales to primarily wholesale sales. The decrease in wholesale collectible sales was due primarily to the discontinuance of two celebrity-driven collectible lines in 2000. The decrease in fashion jewelry sales was due primarily to the timing of shipments to the Company's largest customer in the home shopping industry. The Company continues to assess the potential of sales expansion of existing products through new distribution channels, as well as continuing to develop new product categories.

GROSS PROFIT

Gross profit decreased to $3,826,000 for the three months ended June 30, 2000 from $5,988,000 for the three months ended June 30, 1999, a decrease of $2,162,000, or 36.1%. As a percentage of net sales, gross profit for the quarter decreased to 43.7% in 2000 from 44.8% in 1999. The decrease in the gross profit percentage in 2000 from 1999 was due primarily to a change in the mix of products sold at higher margins directly to the consumer via mail order and catalogs, versus products sold at wholesale prices through retail distribution. In 2000, 5.1% of the Company's sales were directly to the consumer through catalogs and print advertisements versus 14.6% in 1999. In the future, the Company does not expect mail order and catalog sales to have a significant impact on gross margins.

ADVERTISING EXPENSE

Advertising expense decreased to $158,000 for the three months ended June 30, 2000 from $926,000 for the three months ended June 30, 1999, a decrease of $768,000, or 82.9%. The large decrease in advertising expense was due primarily to the sale in October 1999 of the Georgetown brand of collectible dolls, which were sold primarily through mail order. Included in advertising expense are advertisement printing costs, catalog-printing costs, media space in magazines, and advertisement creative and development costs.

SELLING EXPENSE

Selling expense decreased to $1,028,000 for the three months ended June 30, 2000 from $1,983,000 for the three months ended June 30, 1999, a decrease of $955,000, or 48.2%. As a percentage of net sales, selling expense decreased from 14.8% in 1999 to 11.7% in 2000. The decrease in selling expense was due primarily to lower variable royalty expense attributable to lower net sales in 2000 for the Company's collectible doll and fashion jewelry programs, and a comparative reduction in fulfillment expenses due to the Company's sale of its mail order collectible doll brand in October 1999. Selling expense includes royalty expense, commission expense, trade show expenses, and other sales promotion expenses.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense decreased to $2,489,000 for the three months ended June 30, 2000 from $3,660,000 for the three months ended June 30, 1999, a decrease of $1,171,000, or 32.0%. The percentage of net sales represented by these expenses increased from 27.4% in 1999 to 28.4% in 2000, due primarily to a lower sales base in 2000. The dollar decrease in general and administrative expense was due primarily to the Company's aggressive consolidation efforts which began in the fourth quarter of 1998 combined with the Company's continued focus on lowering operating costs.

OTHER (INCOME) EXPENSE

Other income increased to $59,000 for the three months ended June 30, 2000 from $49,000 for the three months ended June 30, 1999, a change of $10,000. Other income consists primarily of foreign currency gains from transactions of the Company's Thailand operations due to fluctuations in the Thai baht.

INTEREST EXPENSE

Interest expense decreased to $148,000 for the three months ended June 30, 2000 from $503,000 for the three months ended June 30, 1999. The decrease in interest expense relates primarily to the conversion to common stock of $5,319,000 aggregate face value of the 1998 and 1997 Debentures during 1999, and to the discontinuance of face value interest accrual on the remaining debentures subsequent to the Conversion Date. Included in interest expense for the three months ended June 30, 2000 and 1999, is noncash interest related to convertible debentures of ($19,000) and $284,000, respectively. Noncash interest in 2000 relates to amortization of debt discount and of debt issuance costs. In the three months ended June 30, 2000, the Company reversed $64,000 of noncash face value accrued interest recorded in the first three months of 2000. The remaining balance of interest expense includes interest on borrowings from working capital lines of credit and mortgages on buildings owned by the Company.

REORGANIZATION ITEMS

Costs associated with the Company's Chapter 11 filing amounted to $712,000 for the three months ended June 30, 2000, which were comprised primarily of professional fees and a $400,000 property impairment charge recorded in the three months ended June 30, 2000, related to a building in Thailand owned by the Company. The Company anticipates that additional reorganization costs will be incurred throughout the Chapter 11 reorganization.

NET LOSS

As a result of the foregoing factors, net loss decreased to $671,000 for the three months ended June 30, 2000 from net loss of $1,088,000 for the three months ended June 30, 1999, a decrease in net loss of $417,000.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

NET SALES

Net sales decreased to $15,959,000 for the six months ended June 30, 2000 from $22,852,000 for the six months ended June 30, 1999, a decrease of $6,893,000 or 30.2%. The $6,893,000 decrease in net sales was comprised of decreases in sales of $3,488,000 in mail order and catalog-driven dolls, $2,990,000 in wholesale collectible sales, and $448,000 in fashion jewelry sales, partially offset by an increase of $33,000 in fine jewelry net sales. The comparative decrease in mail order and catalog doll sales was primarily attributable to the sale of the Georgetown brand of collectibles dolls in October 1999, as well as a decrease in the number of catalogs mailed to consumers in 2000. The Company's plan has been to reposition its base of sales to primarily wholesale sales. The decrease in wholesale collectible sales was due primarily to the discontinuance of two celebrity-driven collectible lines in 2000. The decrease in fashion jewelry sales was due primarily to the timing of shipments to the Company's largest customer in the home shopping industry. The Company continues to assess the potential of sales expansion of existing products through new distribution channels, as well as continuing to develop new product categories.

GROSS PROFIT

Gross profit decreased to $6,804,000 for the six months ended June 30, 2000 from $10,705,000 for the six months ended June 30, 1999, a decrease of $3,901,000, or 36.4%. As a percentage of net sales, gross profit for the six months decreased to 42.6% in 2000 from 46.8% in 1999. The decrease in the gross profit percentage in 2000 from 1999 was due primarily to a change in the mix of products sold at higher margins directly to the consumer via mail order and catalogs, versus products sold at wholesale prices through retail distribution. In 2000, 4.6% of the Company's sales were directly to the consumer through catalogs and print advertisements versus 17.8% in 1999. In the future, the Company does not expect mail order and catalog sales to have a significant impact on gross margins.

ADVERTISING EXPENSE

Advertising expense decreased to $248,000 for the six months ended June 30, 2000 from $2,048,000 for the six months ended June 30, 1999, a decrease of $1,800,000, or 87.9%. The large decrease in advertising expense in 2000 was due primarily to the Company's sale of its mail order collectible doll brand in October 1999, and a reduction in catalogs mailed to consumers in 2000. Included in advertising expense are advertisement printing costs, catalog-printing costs, media space in magazines, and advertisement creative and development costs.

SELLING EXPENSE

Selling expense decreased to $1,939,000 for the six months ended June 30, 2000 from $3,752,000 for the six months ended June 30, 1999, a decrease of $1,813,000, or 48.3%. As a percentage of net sales, selling expense decreased from 16.4% in 1999 to 12.1% in 2000. The decrease in selling expense was due primarily to lower variable royalty expense attributable to lower net sales in 2000 for the Company's collectible doll and fashion jewelry programs, and a reduction in fulfillment expenses due to the

Company's sale of its mail order collectible doll brand in October 1999. Selling expense includes royalty expense, commission expense, trade show expenses, and other sales promotion expenses.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense decreased to $5,435,000 for the six months ended June 30, 2000 from $7,227,000 for the six months ended June 30, 1999, a decrease of $1,792,000, or 24.8%. The percentage of net sales represented by these expenses increased from 31.6% in 1999 to 34.1% in 2000, due primarily to a lower sales base in 2000. The dollar decrease in general and administrative expense was due primarily to the Company's aggressive consolidation efforts which began in the fourth quarter of 1998 combined with the Company's continued focus on lowering operating costs.

OTHER (INCOME) EXPENSE

Other income decreased to $163,000 for the six months ended June 30, 2000 from $167,000 for the six months ended June 30, 1999, a change of $4,000. Other income consists primarily of foreign currency gains from transactions of the Company's Thailand operations due to fluctuations in the Thai baht.

INTEREST EXPENSE

Interest expense decreased to $432,000 for the six months ended June 30, 2000 from $1,136,000 for the six months ended June 30, 1999. The decrease in interest expense relates primarily to the conversion to common stock of $5,319,000 aggregate face value of the 1998 and 1997 Debentures during 1999, and to the discontinuance of face value interest accrual on the remaining debentures subsequent to the Conversion Date Included in interest expense for the three months ended June 30, 2000 and 1999, is noncash interest related to convertible debentures of $103,000 and $688,000, respectively. Noncash interest in 2000 relates to amortization of debt discount and of debt issuance costs. The remaining balance of interest expense includes interest on borrowings from working capital lines of credit and mortgages on buildings owned by the Company.

REORGANIZATION ITEMS

Costs associated with the Company's Chapter 11 filing amounted to $978,000 for the six months ended June 30, 2000, which were comprised primarily of professional fees and a $400,000 property impairment charge recorded in the three months ended June 30, 2000, related to a building in Thailand owned by the Company. The Company anticipates that additional reorganization costs will be incurred throughout the Chapter 11 reorganization.

NET LOSS

As a result of the foregoing factors, net loss decreased to $2,092,000 for the six months ended June 30, 2000 from net loss of $3,365,000 for the six months ended June 30, 1999, a decrease in net loss of $1,273,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operations was $1,241,000 for the six months ended June 30, 2000 compared to cash used in operations of $1,460,000 in the comparable 1999 period. The $2,701,000 increase in cash flow from operations was due primarily to the $1,368,000 decrease in net loss and noncash expenses during the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The cash items impacting cash flow from operations were a $1,281,000 decrease in accounts receivable and a $1,013,000 decrease in inventories, offset by a $891,000 decrease in accounts payable and accrued expenses.

Under Chapter 11, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on, events that occurred on or before the Petition Date. The ultimate terms of settlement of these claims will be determined in accordance with a plan of reorganization, which requires the approval of the impaired prepetition creditors and stockholders and confirmation by the Bankruptcy Court. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts, including leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. The ultimate resolution of such liabilities, all of which are subject to compromise, is a part of the plan of reorganization filed with the Bankruptcy Court on March 30, 2000, and amended in June 2000. Until the plan of reorganization is confirmed by the Bankruptcy Court, only such payments on prepetition obligations that are approved by the Bankruptcy Court will be made. There is no assurance that a plan of reorganization will be approved or confirmed by the Bankruptcy Court.

Inherent in a successful plan of reorganization is a capital structure that will enable the Company to generate sufficient cash flow after reorganization to meet its restructured obligations and current obligations. Accordingly, the rights of prepetition creditors and the ultimate payment of their claims may be substantially altered and, in some cases, eliminated under the Bankruptcy Code. It is not possible at this time to predict the ultimate outcome of the Chapter 11 filing or its effects on the Company's business or on the interest of creditors or stockholders.

As described in Note 6 to the consolidated financial statements, through July 16, 1999, the Company had a line of credit that encompassed The L.L. Knickerbocker Co., Inc. (LLK), Georgetown Collection, Inc. (GCI) and Krasner Group, Inc. (TKG). Certain credit limits were established for each company. Borrowing availability was determined by an advance rate on eligible accounts receivable and inventory. At the expiration of the line of credit on July 16, 1999, the Company did not have sufficient funds to pay off the line of credit. The Company entered into a forbearance agreement with the financial institution (the Bank), which limited the Company's use of the credit facility to total borrowings of $6,250,000. As a result of the Chapter 7 filing, the Bank placed the Company's credit facility on an offering basis, effectively reserving the right to discontinue funding the Company at any time. As a result of the Chapter 11 filing, all required repayments of principal on the notes payable under the line of credit for LLK and GCI have been suspended, except for certain principal repayments that have been approved by the Bankruptcy Court. The Bank continues to lend funds on an offering basis to TKG.

At June 30, 2000, the Company had $2,829,000 of cash borrowings outstanding, representing amounts borrowed under the LLK and GCI sublimits, which is classified as subject to compromise in the accompanying consolidated financial statements. Borrowings bear interest at the bank's base rate (9.5% at June 30, 2000) plus 3%. The Company has continued to accrue interest at the contractual rate on these notes, however interest payments were suspended as of the Conversion Date on the LLK and GCI borrowings.

The Company's Thai subsidiaries have available lines of credit aggregating 96,000,000 Thai baht (approximately $2,445,000 at June 30, 2000). Outstanding borrowings of $2,129,000 at June 30, 2000 bear interest at rates ranging from 3.5% to 9.0%. Restricted cash of $300,000 and $312,000 at June 30, 2000 and December 31,1999, respectively, secured one such line of credit.

In connection with the Chapter 11 filing, the Company filed, and the Bankruptcy Court approved, a motion for use of cash collateral. Under the terms of this motion the Company is authorized to use all cash and cash equivalents, which are the cash collateral of the Bank, to pay ordinary and necessary operating expenses in an amount equal to 93% of new accounts receivable.

The Company filed a Plan of Reorganization (the Plan) and Disclosure Statement with the Bankruptcy Court in March 2000, which was amended in June 2000. The Plan contemplates the sale of certain assets to provide the cash that along with funds generated by the Company's business will allow the Company to fund the Plan. The Company is also taking measures to obtain a new secured lender to refinance the existing secured liabilities. The Plan is dependent on the successful sale of certain assets and resolution of certain contingencies detailed in the disclosure statement filed with the Bankruptcy Court in June 2000. Adoption of the Plan requires approval of all impaired classes of creditors and affirmation by the Bankruptcy Court. There can be no assurance that the Plan will be confirmed in its present form, and the Company is exploring various alternatives that could ultimately result in a revision to the Plan.

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

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. Implementation of SAB 101, which was delayed by the issuance of SAB 101A on March 27, 2000 and SAB 101B on June 26, 2000, is required by the fourth quarter of 2000. The Company does not expect the application of SAB 101 to have a material impact on its consolidated financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation." The Company will be required to adopt FIN 44 effective July 1, 2000 with respect to certain provisions applicable to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after that date. FIN 44 addresses practice issues related to the application of Accounting Practice Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees." The Company does not expect the application of FIN 44 to have a material impact on its consolidated financial position or results of operations.

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

On June 7, 2000, the Company filed an Amended Plan of Reorganization and Disclosure Statement with the United States Bankruptcy Court. The Bankruptcy Court scheduled a hearing on the Disclosure Statement for August 11, 2000.

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

Foreign Currency - The Company has subsidiary operations in Thailand, and accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. The Company uses the local currency (Thai baht) as the functional currency for its Thai subsidiaries. Translation adjustments resulting from the process of translating foreign currency financial statements into U.S. dollars were not significant in fiscal 1999 and in the six month period ended June 30, 2000 due to the fact that the exchange rate remained relatively constant throughout the period. Under the current circumstances, the Company believes that the foreign currency market risk is not material. The Company actively monitors its foreign exchange exposure and evaluates possible strategies to reduce its risk. Should circumstances change, the Company intends to implement appropriate strategies at such time that it determines that the benefits outweigh the associated costs. There can be no assurance that management's efforts to reduce foreign exchange exposure will be successful.

Interest Rates - The Company's bank line of credit bears interest based on the lending bank's prime rate. The interest rate on the balance of $2.9 million outstanding at June 30, 2000 was 12.5%. The Company believes that if interest rates were to increase by as much as 10%, the impact on the Company's financial statements would not be material.

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

                                       THE L.L. KNICKERBOCKER CO., INC.


Date:   August 11, 2000                By: /s/ Anthony P. Shutts
                                           -------------------------------------
                                           Anthony P. Shutts
                                           Chief Financial Officer
                                           (Principal financial and accounting
                                           officer)