Form 10-Q
period 2000-09-30
KNICKERBOCKER L L CO INC
filed 2000-11-14
CIK 932136

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

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

         Indicate by mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's Common Stock, as of November 7, 2000 was 47,187,728.

                                TABLE OF CONTENTS


ITEM                                                                                                 PAGE
                                     PART I

1.       FINANCIAL INFORMATION

         A.       Condensed Consolidated Statements of Operations (unaudited)
                  for the three month periods ended September 30, 2000
                  and September 30, 1999 .........................................................     1

         B.       Condensed Consolidated Statements of Operations (unaudited)
                  for the nine month periods ended September 30, 2000
                  and September 30, 1999 .........................................................     2

         C.       Condensed Consolidated Statements of Comprehensive Income/Loss
                  (unaudited) for the three and nine month periods ended
                  September 30, 2000 and September 30, 1999 ......................................     3

         D.       Condensed Consolidated Balance Sheets at September 30, 2000
                  (unaudited) and December 31, 1999 ..............................................     4

         E.       Condensed Consolidated Statements of Cash Flows (unaudited)
                  for the nine month periods ended September 30, 2000
                  and September 30, 1999 .........................................................     5

         F.       Notes to Condensed Consolidated Financial Statements ...........................     7

2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         A.       General Business Description ...................................................    16

         B.       Results of Operations ..........................................................    16

         C.       Liquidity and Capital Resources ................................................    20

                                     PART II

1.       LEGAL PROCEEDINGS .......................................................................    22

3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............................    24

6.       EXHIBITS AND REPORTS ON FORM 8-K ........................................................    24

         SIGNATURE ...............................................................................    24

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE L.L. KNICKERBOCKER CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(unaudited)

                                                                2000                1999
                                                            ------------        ------------
Sales, net of returns                                       $  6,310,000        $  9,344,000
Cost of sales                                                  3,820,000           5,354,000
                                                            ------------        ------------
Gross profit                                                   2,490,000           3,990,000
Advertising expense                                              108,000             375,000
Selling expense                                                  755,000           1,308,000
General and administrative expense                             2,329,000           2,871,000
                                                            ------------        ------------
Operating loss                                                  (702,000)           (564,000)
Other income, net                                              3,358,000              76,000
Interest expense                                                 167,000             366,000
                                                            ------------        ------------
Income (loss) before reorganization items and
     income tax expense (benefit)                              2,489,000            (854,000)
Reorganization items                                             220,000             409,000
                                                            ------------        ------------
Income (loss) before income tax expense (benefit)              2,269,000          (1,263,000)
Income tax expense (benefit)                                       2,000             (72,000)
                                                            ------------        ------------
Net income (loss)                                           $  2,267,000        $ (1,191,000)
                                                            ============        ============

Net income (loss) per share:
     Basic                                                  $       0.05        $      (0.03)
                                                            ============        ============
     Diluted                                                $       0.05        $      (0.03)
                                                            ============        ============

Shares used in computing net income (loss) per share:
     Basic                                                    46,987,728          38,145,602
                                                            ============        ============
     Diluted                                                  46,991,399          38,145,602
                                                            ============        ============


See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(unaudited)

                                                                 2000                1999
                                                            ------------        ------------
Sales, net of returns                                       $ 22,269,000        $ 32,196,000
Cost of sales                                                 12,975,000          17,501,000
                                                            ------------        ------------
Gross profit                                                   9,294,000          14,695,000
Advertising expense                                              356,000           2,423,000
Selling expense                                                2,694,000           5,060,000
General and administrative expense                             7,764,000          10,098,000
                                                            ------------        ------------
Operating loss                                                (1,520,000)         (2,886,000)
Other income, net                                              3,521,000             243,000
Interest expense                                                 599,000           1,502,000
                                                            ------------        ------------
Income (loss) before reorganization items and
     income tax expense                                        1,402,000          (4,145,000)
Reorganization items                                           1,198,000             409,000
                                                            ------------        ------------
Income (loss) before income tax expense                          204,000          (4,554,000)
Income tax expense                                                29,000               2,000
                                                            ------------        ------------
Net income (loss)                                           $    175,000        $ (4,556,000)
                                                            ============        ============

Net income (loss) per share:
     Basic                                                  $       0.00        $      (0.15)
                                                            ============        ============
     Diluted                                                $       0.00        $      (0.15)
                                                            ============        ============

Shares used in computing net income (loss) per share:
     Basic                                                    46,599,900          31,341,932
                                                            ============        ============
     Diluted                                                  46,602,981          31,341,932
                                                            ============        ============


See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE  INCOME/LOSS
(unaudited)

                                                      Three months ended                   Nine months ended
                                                         September 30,                       September 30,
                                                ------------------------------        -------------------------------
                                                    2000               1999               2000               1999
                                                -----------        -----------        -----------        -----------
Net income (loss)                               $ 2,267,000        $(1,191,000)       $   175,000        $(4,556,000)
Other comprehensive income (loss):
 Foreign currency translation adjustments          (240,000)          (541,000)          (415,000)          (664,000)
                                                -----------        -----------        -----------        -----------
Comprehensive income (loss)                     $ 2,027,000        $(1,732,000)       $  (240,000)       $(5,220,000)
                                                ===========        ===========        ===========        ===========


See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                                 September 30,       December 31,
                                                                     2000                1999
                                                                 ------------        ------------
ASSETS

Cash and cash equivalents                                        $  3,125,000        $  1,510,000
Restricted cash                                                       280,000             312,000
Accounts receivable, net                                            3,671,000           6,654,000
Inventories                                                         3,632,000           4,655,000
Prepaid expenses and other current assets                           1,203,000           1,578,000
                                                                 ------------        ------------
   Total current assets                                            11,911,000          14,709,000

Property and equipment, net                                         3,725,000           4,501,000
Investments                                                         2,341,000           3,675,000
Other assets                                                          787,000             758,000
Goodwill, net of accumulated amortization of $2,185,000 at
    September 30, 2000 and $1,848,000 at December 31, 1999          2,546,000           2,943,000
                                                                 ------------        ------------
                                                                 $ 21,310,000        $ 26,586,000
                                                                 ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                 $  3,330,000        $  4,244,000
Accrued expenses                                                    1,211,000           1,473,000
Notes payable                                                       2,573,000           2,563,000
Commissions and royalties payable                                   1,270,000           1,577,000
Interest payable                                                      288,000             113,000
Income taxes payable                                                  134,000             164,000
Current portion of long-term debt                                     282,000             176,000
                                                                 ------------        ------------
  Total current liabilities                                         9,088,000          10,310,000

Long-term debt, less current portion                                  419,000             417,000
Liabilities subject to compromise under
  reorganization proceeding                                         9,427,000          13,484,000
                                                                 ------------        ------------
  Total liabilities                                                18,934,000          24,211,000

Stockholders' equity:
Preferred stock                                                          --                  --
Common stock                                                       41,638,000          41,397,000
Additional paid-in capital                                          6,012,000           6,012,000
Accumulated deficit                                               (40,982,000)        (41,157,000)
Accumulated other comprehensive loss                               (4,292,000)         (3,877,000)
                                                                 ------------        ------------
  Total stockholders' equity                                        2,376,000           2,375,000
                                                                 ------------        ------------
                                                                 $ 21,310,000        $ 26,586,000
                                                                 ============        ============


See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(unaudited)

                                                                   2000               1999
                                                               -----------        -----------
Cash flows from operating activities:
Net income (loss)                                              $   175,000        $(4,556,000)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                                  1,062,000            978,000
  Gain on disposition of investments                            (3,360,000)              --
  Loss (gain) on disposition of fixed assets                         8,000             (2,000)
  Amortization of debt discount                                     60,000            505,000
  Property impairment charge                                       400,000               --
  Changes in operating accounts:
       Accounts receivable, net                                  2,983,000         (1,424,000)
       Inventories                                                 924,000          3,032,000
       Prepaid expenses and other current assets                   375,000          1,019,000
       Other assets                                                 10,000            153,000
       Accounts payable and accrued expenses                      (918,000)            53,000
       Commissions and royalties payable                          (307,000)           512,000
       Income taxes payable                                        (30,000)          (142,000)
       Due to former shareholders of Krasner Group, Inc.              --              (60,000)
       Operating payables subject to compromise
          under reorganization proceeding                          247,000               --
                                                               -----------        -----------
Net cash provided by operating activities                        1,629,000             68,000

Cash flows from investing activities:
  Acquisitions of property and equipment                          (588,000)          (514,000)
  Proceeds from sales of property and equipment                     28,000             89,000
  Proceeds from sales of investments                               538,000               --
  Receivable from stockholder                                         --              (18,000)
                                                               -----------        -----------
Net cash used in investing activities                              (22,000)          (443,000)

Cash flows from financing activities:
  Net (repayments) borrowings on line of credit                    (40,000)           690,000
  Payments on long-term debt                                       (75,000)          (154,000)
  Borrowings on long-term debt                                     183,000               --
                                                               -----------        -----------
 Net cash provided by financing activities                          68,000            536,000

Effect of exchange rate changes on cash                            (60,000)          (245,000)
                                                               -----------        -----------

Net increase (decrease) in cash and cash equivalents             1,615,000            (84,000)
Cash and cash equivalents, beginning of period                   1,510,000            199,000
                                                               -----------        -----------
Cash and cash equivalents, end of period                       $ 3,125,000        $   115,000
                                                               ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                         $   185,000        $   529,000
                                                               ===========        ===========
Cash paid for income taxes                                     $    59,000        $    56,000
                                                               ===========        ===========


See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY:

During the nine months ended September 30, 2000, the Company exchanged a portion of its investment in Pure Energy Corporation with a carrying value of $801,000 in settlement of $3,692,000 principal amount of convertible debentures plus accrued interest of $464,000.

During the nine months ended September 30, 2000 and 1999, $219,000 and $9,850,000 of convertible debentures and $22,000 and $406,000 of accrued interest, respectively, was converted to common stock.

During the nine months ended September 30, 2000, the Company financed the acquisition of property and equipment through borrowings on long-term debt of $51,000.

During the nine months ended September 30, 1999, the Company issued 441,007 shares of common stock in payment of $220,000 of liability to former shareholders of Krasner Group, Inc.

During the nine months ended September 30, 1999, the Company issued 157,996 shares of common stock in payment of liability owed to former Georgetown Collection, Inc. shareholders.


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

Under Chapter 11, actions to enforce claims against LLK are stayed if the claims arose, or are based on events that occurred, on or before the Petition Date, and such claims cannot be paid or restructured prior to the conclusion of the proceedings or approval of the Bankruptcy Court. In addition, under the Bankruptcy Code, LLK may elect to assume or reject certain prepetition leases, employment contracts, service contracts and other unexpired executory prepetition contracts, all subject to Bankruptcy Court approval. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. Liabilities subject to compromise (Note 8) in the accompanying consolidated balance sheet represent the Company's estimate of liabilities as of September 30, 2000 and December 31, 1999, subject to adjustment in the reorganization process. LLK continues to accrue, but not pay, interest on secured debt at the contractual interest rate although principal payments have generally been suspended.

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

The accompanying consolidated financial statements have been presented in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7).

Certain prior period balances have been reclassified to conform with current presentation.

NOTE 2:  EARNINGS PER SHARE

The Company computes income (loss) per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which requires the dual presentation of basic and diluted earning per share. Shares issuable upon the exercise of common stock warrants and options have been included from the three and nine month periods ended September 30, 1999 per share calculations. The following table summarizes the computation of earnings per share for the three and nine month periods ended September 30, 2000:

                                                   Three months ended        Nine months ended
                                                   September 30, 2000       September 30, 2000
                                                   ------------------       ------------------
Net income                                             $ 2,267,000              $   175,000
                                                       ===========              ===========

Weighted average number of common shares:
     Basic                                              46,987,728               46,599,900
     Effect of dilutive securities:
        Stock options                                        3,671                    3,081
        Convertible debentures                                --                       --
                                                       -----------              -----------
     Diluted                                            46,991,399               46,602,981

Net income per share:
     Basic                                             $      0.05              $      0.00
     Effect of dilutive securities:
        Stock options                                         --                       --
        Convertible debentures                                --                       --
                                                       -----------              -----------
     Diluted                                           $      0.05              $      0.00

NOTE 3:  REORGANIZATION ITEMS

Professional fees and expenditures directly related to the Chapter 11 filing are classified as reorganization items and are expensed as incurred. Reorganization items for the three and nine months ended September 30, 2000 and 1999 consisted primarily of professional fees and, in the case of the nine months ended September 30, 2000, a $400,000 property impairment charge recorded in the quarter ended June 30, 2000, related to a building in Thailand owned by the Company. Cash paid for reorganization items during the three and nine months periods ended September 30, 2000 amounted to $243,000 and $332,000, respectively.

NOTE 4:  INVENTORIES

At September 30, 2000 and December 31, 1999 inventories, including $632,000 and $533,000, respectively, classified as other long-term assets, consist of the following:

                               June 30, 2000            December 31, 1999
                               -------------            -----------------
Finished goods                  $ 5,936,000               $ 7,471,000
Work-in-progress                    440,000                   494,000
Raw materials                     1,054,000                 1,303,000
Inventory reserves               (3,166,000)               (4,080,000)
                                -----------               -----------
                                $ 4,264,000               $ 5,188,000
                                ===========               ===========

NOTE 5:  INVESTMENTS

During the nine months ended September 30, 2000, the Company sold a portion of its investment in Ontro, Inc. with a carrying value of $532,000, and original cost of $193,000, for net proceeds of $538,000. The sale resulted in a gain to the Company of $6,000, which is included in other income.

During the three months ended September 30, 2000, the Company transferred ownership of a portion of its investment in Pure Energy Corporation to the holders of convertible debentures (Note 7) in exchange for settlement of $3,692,000 principal amount of convertible debentures plus accrued interest of $464,000. This transaction resulted in a gain to the Company of $3,355,000, which is included in other income.

NOTE 6:  LINE OF CREDIT AND NOTES PAYABLE

Through July 16, 1999, the Company had available to use for working capital purposes and to post letters of credit, a line of credit totaling $15,000,000, subject to certain limits. The line of credit encompassed The L.L. Knickerbocker Co., Inc. (LLK), Georgetown Collection, Inc. (GCI) and Krasner Group, Inc.
(TKG). Certain credit limits were established for each company. At the expiration of the line of credit on July 16, 1999, the Company did not have sufficient funds to pay off the line of credit. As a result of the Chapter 7 filing described in Note 1, the financial institution placed the Company's credit facility on an offering basis, effectively reserving the right to discontinue funding the Company at any time. As a result of the Chapter 11 filing (Note 1), all required repayments of principal on the notes payable under the line of credit for LLK, TKG and GCI have been suspended, except for certain principal repayments that have been approved by the Bankruptcy Court.

At September 30, 2000, the Company had $3,276,000 of cash borrowings outstanding, $2,829,000 of which represents amounts borrowed under the LLK and GCI sublimits, which is classified as subject to compromise in the accompanying consolidated financial statements (Note 8). Borrowings bear interest at the bank's base rate (9.5% at September 30, 2000) plus 3%. The Company has continued to accrue interest at the contractual rate on these notes, however interest payments were suspended as of the Conversion Date on the LLK and GCI borrowings.

S.L.S. and Harlyn have available lines of credit aggregating 96,000,000 Thai baht (approximately $2,219,000 at September 30, 2000). Outstanding borrowings of $2,126,000 at September 30, 2000 bear interest at rates ranging from 3.5% to 9.0%. Restricted cash of $280,000 and $312,000 at September 30, 2000 and December 31, 1999, respectively, secured one such line of credit.

NOTE  7:  CONVERTIBLE DEBENTURES

1998 Debentures - In June 1998, the Company issued Convertible Debentures (the 1998 Debentures) with a face value of $7,000,000 in a private placement to institutional investors. The 1998 Debentures accrued interest at the rate of 6% per annum through the Conversion Date, payable upon conversion of the related debt to common stock. Through September 30, 2000, the Company issued a total of 17,429,408 shares of its common stock in connection with the conversion of $4,498,000 of the principal amount of the Debentures, plus interest accrued through the conversion date of $238,000.

During the three months ended September 30, 2000, the Company entered into a settlement agreement with the 1998 Debenture Holders whereby the Company transferred ownership of a portion of its investment in Pure Energy Corporation to the Debenture Holders in settlement of a portion of the principal amount of the 1998 Debentures plus accrued interest. At September 30, 2000, the remaining face amount of the 1998 Debentures is classified as subject to compromise in the accompanying consolidated financial statements (Note 8).

During the nine months ended September 30, 2000 and 1999, a total of $59,000 and $592,000, respectively, of noncash interest expense was recorded relating to the 1998 Debentures, including $4,000 and $238,000, respectively, relating to the additional conversion discount recorded upon conversion.

1997 Debentures - In September 1997, the Company issued Convertible Debentures (the 1997 Debentures) with a face value of $5,000,000 in a private placement to an institutional investor. The 1997 Debentures accrued interest at the rate of 6% per annum through the Conversion Date, payable upon conversion of the related debt to common stock or at debt maturity of September 7, 2000. As of September 30, 2000, the

Company issued a total of 6,044,393 shares of its common stock in connection with the conversion of $3,350,000 of the principal amount of the 1997 Debentures, plus interest accrued through the conversion date of $218,000.

During the three months ended September 30, 2000, the Company entered into a settlement agreement with the 1997 Debenture Holders whereby the Company transferred ownership of a portion of its investment in Pure Energy Corporation to the Debenture Holders in settlement of a portion of the principal amount of the 1997 Debentures plus accrued interest. At September 30, 2000, the remaining face amount of the 1997 Debentures is classified as subject to compromise in the accompanying consolidated financial statements (Note 8).

During the nine months ended September 30, 2000 and 1999, a total of $61,000 and $270,000, respectively, of noncash interest expense was recorded relating to the 1997 Debentures, including $38,000 in the three months ended September 30, 1999 relating to the additional conversion discount recorded upon conversion (none in 2000).

NOTE 8:  LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise consist of the following at September 30, 2000 and December 31, 1999:

                                                                June 30, 2000          December 31, 1999
                                                                -------------          -----------------
Secured liabilities - notes payable to bank (Note 6)              $ 2,829,000              $ 2,879,000

Unsecured liabilities:
     Accounts payable, trade                                        4,401,000                4,454,000
     Commissions and royalties payable                                797,000                  797,000
     Convertible debentures (Note 7)                                  460,000                4,311,000
     Other payables and accrued expenses                              940,000                1,043,000
                                                                  -----------              -----------
                                                                  $ 9,427,000              $13,484,000
                                                                  ===========              ===========

A plan of reorganization, if ultimately approved by the Company's impaired prepetition creditors and stockholders and confirmed by the Bankruptcy Court, may materially change the amounts and terms of these prepetition liabilities. Such amounts were estimated as of September 30, 2000 and December 31, 1999, and the Company anticipates that claims filed with the Bankruptcy Court by the Company's creditors will require reconciliation to the Company's financial records. The additional liability arising from this reconciliation process, if any, is not subject to reasonable estimation, and accordingly, no provision has been recorded for these possible claims. The termination of other contractual obligations and the settlement of disputed claims may create additional prepetition liabilities. Such amounts, if any, will be recognized in the consolidated balance sheet as they are identified and become subject to reasonable estimation.

NOTE 9:  LITIGATION

During the nine months ended September 30, 2000, the Company reserved for the estimated cost to settle certain litigation. The amount is included in liabilities subject to compromise at September 30, 2000.

NOTE 10:  BUSINESS SEGMENT INFORMATION

The Company is engaged primarily in the design, manufacture and marketing of branded collectibles and jewelry. The Company has three reportable segments: (1) collectible and toy brands, (2) fashion jewelry brands and (3) fine jewelry. The collectible and toy brands segment encompasses collectible dolls, toys, teddy bears and figurines. The fashion jewelry brands encompass items manufactured by the Company from non-precious metals, for sale primarily to the leading network in the home shopping industry. The fine jewelry segment encompasses jewelry manufactured by the Company with precious metals. Corporate activities including financing transactions are reflected in the tables below as "Corporate". The Company evaluates performance based on profit or loss from operations. The operating segments are managed separately because each segment requires different marketing strategies. The following table details the Company's financial performance by operating segment for the three and nine months ended September 30, 2000 and 1999.

                                            Three months ended                    Nine months ended
                                               September 30,                         September 30,
                                         2000                1999                2000                1999
                                    ------------        ------------        ------------        ------------
Net sales
  Collectible and toy brands        $  1,881,000        $  5,021,000        $  8,117,000        $ 17,735,000
  Fashion jewelry brands               2,413,000           2,617,000           7,932,000           8,584,000
  Fine jewelry                         2,016,000           1,706,000           6,220,000           5,877,000
  Corporate                                 --                  --                  --                  --
                                    ------------        ------------        ------------        ------------
  Consolidated                      $  6,310,000        $  9,344,000        $ 22,269,000        $ 32,196,000

Operating income (loss)
  Collectible and toy brands        $   (578,000)       $   (239,000)       $ (1,185,000)       $ (2,247,000)
  Fashion jewelry brands                 163,000             158,000             715,000             915,000
  Fine jewelry                           (90,000)           (160,000)           (218,000)           (468,000)
  Corporate                             (197,000)           (323,000)           (832,000)         (1,086,000)
                                    ------------        ------------        ------------        ------------
  Consolidated                      $   (702,000)       $   (564,000)       $ (1,520,000)       $ (2,886,000)

Interest expense
  Collectible and toy brands        $       --          $       --          $       --          $       --
  Fashion jewelry brands                    --                  --                  --                  --
  Fine jewelry                              --                  --                  --                  --
  Corporate                              167,000             366,000             599,000           1,502,000
                                    ------------        ------------        ------------        ------------
  Consolidated                      $    167,000        $    366,000        $    599,000        $  1,502,000

Depreciation and amortization
  Collectible and toy brands        $     66,000        $     90,000        $    213,000        $    269,000
  Fashion jewelry brands                 135,000             112,000             403,000             335,000
  Fine jewelry                           144,000             122,000             446,000             374,000
  Corporate                                 --                  --                  --                  --
                                    ------------        ------------        ------------        ------------
  Consolidated                      $    345,000        $    324,000        $  1,062,000        $    978,000

Capital expenditures
  Collectible and toy brands        $      4,000        $     34,000        $     34,000        $     61,000
  Fashion jewelry brands                 128,000              66,000             317,000             199,000
  Fine jewelry                            43,000             127,000             288,000             253,000
  Corporate                                 --                  --                  --                  --
                                    ------------        ------------        ------------        ------------
  Consolidated                      $    175,000        $    227,000        $    639,000        $    513,000

                                           Three months ended                 Nine months ended
                                              September 30,                      September 30,
                                         2000              1999              2000              1999
                                     -----------       -----------       -----------       -----------
Total assets
  Collectible and toy brands         $ 5,759,000       $11,956,000       $ 5,759,000       $11,956,000
  Fashion jewelry brands               3,144,000         3,344,000         3,144,000         3,344,000
  Fine jewelry                         7,520,000        10,041,000         7,520,000        10,041,000
  Corporate                            4,887,000         9,436,000         4,887,000         9,436,000
                                     -----------       -----------       -----------       -----------
  Consolidated                       $21,310,000       $34,777,000       $21,310,000       $34,777,000

Geographic areas
  Sales to external customers:
    United States                    $ 4,294,000       $ 7,639,000       $16,049,000       $26,417,000
    Thailand                           2,016,000         1,705,000         6,220,000         5,779,000
                                     -----------       -----------       -----------       -----------
    Consolidated                     $ 6,310,000       $ 9,344,000       $22,269,000       $32,196,000

  Long-lived assets:
    United States                    $ 2,438,000       $ 3,020,000       $ 2,438,000       $ 3,020,000
    Thailand                           3,833,000         4,475,000         3,833,000         4,475,000
                                     -----------       -----------       -----------       -----------
    Consolidated                     $ 6,271,000       $ 7,495,000       $ 6,271,000       $ 7,495,000

                The L.L. Knickerbocker Co., Inc.
                    Condensed Balance Sheets
                        (unconsolidated)

                                                       September 30, 2000   December 31, 1999
                                                       ------------------   -----------------
ASSETS:
    Cash and cash equivalents                             $  1,209,000        $  1,292,000
    Accounts receivable, net of allowance                      768,000           3,501,000
    Inventories                                              2,077,000           2,066,000
    Prepaid expenses and other current assets                1,009,000           1,230,000
                                                          ------------        ------------
         Total current assets                                5,063,000           8,089,000
    Investment in subsidiaries                               5,289,000           5,664,000
    Receivable from subsidiaries                             1,235,000           1,309,000
    Property and equipment, net                                601,000             720,000
    Investments                                              2,341,000           3,675,000
    Other assets                                                95,000             146,000
                                                          ------------        ------------
         Total assets                                     $ 14,624,000        $ 19,603,000
                                                          ============        ============

LIABILITIES:
    Accounts payable                                      $  1,105,000        $  1,713,000
    Other accrued expenses                                   1,716,000           2,031,000
                                                          ------------        ------------
         Total current liabilities                           2,821,000           3,744,000
    Liabilities subject to compromise
       under reorganization proceeding                       9,427,000          13,484,000

STOCKHOLDERS' EQUITY:
    Common stock                                            41,638,000          41,397,000
    Additional paid-in capital                               6,012,000           6,012,000
    Accumulated deficit                                    (40,982,000)        (41,157,000)
    Accumulated other comprehensive loss                    (4,292,000)         (3,877,000)
                                                          ------------        ------------
         Total stockholders' equity                          2,376,000           2,375,000
                                                          ------------        ------------
         Total liabilities and stockholders' equity       $ 14,624,000        $ 19,603,000
                                                          ============        ============

                        The L.L. Knickerbocker Co., Inc.
                       Condensed Statements of Operations
                                (unconsolidated)

                                         Three months      Nine months
                                            ended             ended           Year to date
                                         September 30,     September 30,      September 30,
                                             2000               2000             1999 *
                                         -----------        -----------        -----------
Net sales                                $ 1,881,000        $ 8,117,000        $ 2,350,000
Cost of sales                              1,158,000          4,636,000          1,415,000
                                         -----------        -----------        -----------
Gross profit                                 723,000          3,481,000            935,000
Advertising expense                           94,000            298,000            159,000
Selling expense                              447,000          1,558,000            350,000
General and administrative expense           957,000          3,641,000            576,000
Equity in income of subsidiaries             (22,000)           (23,000)              --
                                         -----------        -----------        -----------
Operating loss                              (753,000)        (1,993,000)          (150,000)
Other income                               3,358,000          3,368,000             10,000
Interest expense                             117,000            398,000            107,000
Reorganization items                         221,000            799,000            232,000
Income tax expense                              --                3,000               --
                                         -----------        -----------        -----------
Net income (loss)                        $ 2,267,000        $   175,000        $  (479,000)
                                         ===========        ===========        ===========

* An involuntary petition under Chapter 7 was filed against the debtor on August 23, 1999. These year-to-date figures represent amounts from August 24, 1999 through September 30, 1999.

                        The L.L. Knickerbocker Co., Inc.
                     Notes to Condensed Financial Statements
                               September 30, 2000
                                (unconsolidated)

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

In management's opinion, with the exception of those matters discussed above, the unconsolidated financial statements of LLK contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the unconsolidated financial position of LLK as of September 30, 2000 and December 31, 1999, and the unconsolidated results of its operations for the three and nine months ended September 30, 2000.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

NET SALES

Net sales decreased to $6,310,000 for the three months ended September 30, 2000 from $9,344,000 for the three months ended September 30, 1999, a decrease of $3,034,000 or 32.5%. The $3,034,000 decrease in net sales was comprised of decreases in sales of $1,215,000 in mail order and catalog-driven dolls, $1,759,000 in wholesale collectible sales, $204,000 in fashion jewelry sales, partially offset by an increase of $144,000 in fine jewelry net sales. The comparative decrease in mail order and catalog doll sales was primarily attributable to the sale of the Georgetown brand of collectibles dolls in October 1999. The Company's plan has been to reposition its base of sales to primarily wholesale sales and to focus its attention on brands the Company believes will generate the highest level of profits. The $1,759,000 decrease in wholesale collectible sales is comprised of $1,116,000 related to the discontinuance of two celebrity brands and $643,000 in net decreases in sales from its continuing collectible brands. The decrease in fashion jewelry sales was due primarily to a reduction in orders from the Company's largest customer in the home shopping industry. The Company continues to assess the potential of sales expansion of existing products through new distribution channels, as well as continuing to develop new product categories.

GROSS PROFIT

Gross profit decreased to $2,490,000 for the three months ended September 30, 2000 from $3,990,000 for the three months ended September 30, 1999, a decrease of $1,550,000, or 37.6%. As a percentage of net sales, gross profit for the quarter decreased to 39.5% in 2000 from 42.7% in 1999. The decrease in the gross profit percentage in 2000 from 1999 was due primarily to a change in the mix of products sold at higher margins directly to the consumer via mail order and catalogs, versus products sold at wholesale prices through retail distribution. In 2000, 6% of the Company's sales were directly to the consumer through catalogs and print advertisements versus 16.1% in 1999. In the future, the Company does not expect mail order and catalog sales to have a significant impact on gross margins.

ADVERTISING EXPENSE

Advertising expense decreased to $108,000 for the three months ended September 30, 2000 from $375,000 for the three months ended September 30, 1999, a decrease of $267,000, or 71.2%. The large decrease in advertising expense was due primarily to the sale in October 1999 of the Georgetown brand of collectible dolls, which were sold primarily through mail order. Included in advertising expense are advertisement printing costs, catalog-printing costs, media space in magazines, and advertisement creative and development costs.

SELLING EXPENSE

Selling expense decreased to $755,000 for the three months ended September 30, 2000 from $1,308,000 for the three months ended September 30, 1999, a decrease of $553,000, or 42.3%. As a percentage of net sales, selling expense decreased from 14.0% in 1999 to 12.0% in 2000. The decrease in selling expense was due primarily to lower variable royalty expense attributable to lower net sales in 2000 for the Company's collectible doll and fashion jewelry programs, and a comparative reduction in fulfillment expenses due to the Company's sale of its mail order collectible doll brand in October 1999. Selling expense includes royalty expense, commission expense, trade show expenses, and other sales promotion expenses.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense decreased to $2,329,000 for the three months ended September 30, 2000 from $2,871,000 for the three months ended September 30, 1999, a decrease of $542,000, or 18.9%. The percentage of net sales represented by these expenses increased from 30.7% in 1999 to 36.9% in 2000 due primarily to a lower sales base in 2000. The dollar decrease in general and administrative expense was due primarily to the Company's aggressive consolidation efforts which began in the fourth quarter of 1998 combined with the Company's continued focus on lowering operating costs.

OTHER (INCOME) EXPENSE

Other income increased to $3,358,000 for the three months ended September 30, 2000 from $76,000 for the three months ended September 30, 1999, a change of $3,282,000. Included in other income for the three months ended September 30, 2000 is a $3,355,000 gain on disposition of a portion of the Company's investment in Pure Energy Corporation (Note 5). Other income in 1999 consists primarily of foreign currency gains from transactions of the Company's Thailand operations due to fluctuations in the Thai Baht.

INTEREST EXPENSE

Interest expense decreased to $167,000 for the three months ended September 30, 2000 from $366,000 for the three months ended September 30, 1999. The decrease in interest expense relates primarily to the conversion to common stock of $5,319,000 aggregate face value of the 1998 and 1997 Debentures during 1999, and to the discontinuance of face value interest accrual on the remaining debentures subsequent to the Conversion Date. Included in interest expense for the three months ended September 30, 2000 and 1999, is noncash interest related to convertible debentures of $17,000 and $180,000, respectively. Noncash interest in 2000 relates to amortization of debt issuance costs. The remaining balance of interest expense includes interest on borrowings from working capital lines of credit and mortgages on buildings owned by the Company.

REORGANIZATION ITEMS

Expenses associated with the Company's Chapter 11 filing amounted to $220,000 and $409,000 for the three months ended September 30, 2000 and 1999, respectively. Reorganization items were comprised primarily of legal and professional fees. The Company anticipates that additional reorganization costs will be incurred throughout the Chapter 11 reorganization.

NET INCOME (LOSS)

As a result of the foregoing factors, net income increased to $2,267,000 for the three months ended September 30, 2000 from net loss of $1,191,000 for the three months ended September 30, 1999, an increase in net income of $3,458,000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

NET SALES

Net sales decreased to $22,269,000 for the nine months ended September 30, 2000 from $32,196,000 for the nine months ended September 30, 1999, a decrease of $9,927,000 or 30.8%. The $9,927,000 decrease in net sales was comprised of decreases in sales of $4,706,000 in mail order and catalog-driven dolls, $5,008,000 in wholesale collectible sales, and $652,000 in fashion jewelry sales, partially offset by an increase of $439,000 in fine jewelry net sales. The $4,706,000 comparative decrease in mail order and catalog doll sales was primarily attributable to the sale of the Georgetown brand of collectibles dolls in October 1999, as well as a decrease in the number of catalogs mailed to consumers in 2000. The Company's plan has been to reposition its base of sales to primarily wholesale sales and to focus on brands the Company believes will generate the highest level of profit. The $5,008,000 decrease in wholesale collectible sales is comprised of $3,833,000 related to the discontinuance of two celebrity brands and $1,176,000 in net decreases in sales from its continuing collectible brands. The decrease in fashion jewelry sales was due primarily to a reduction in orders from the Company's largest customer in the home shopping industry. The Company continues to assess the potential of sales expansion of existing products through new distribution channels, as well as continuing to develop new product categories.

GROSS PROFIT

Gross profit decreased to $9,294,000 for the nine months ended September 30, 2000 from $14,695,000 for the nine months ended September 30, 1999, a decrease of $5,401,000, or 36.8%. As a percentage of net sales, gross profit for the nine months decreased to 41.7% in 2000 from 45.6% in 1999. The decrease in the gross profit percentage in 2000 from 1999 was due primarily to a change in the mix of products sold at higher margins directly to the consumer via mail order and catalogs, versus products sold at wholesale prices through retail distribution. In 2000, 5.0% of the Company's sales were directly to the consumer through catalogs and print advertisements versus 18.0% in 1999. In the future, the Company does not expect mail order and catalog sales to have a significant impact on gross margins.

ADVERTISING EXPENSE

Advertising expense decreased to $356,000 for the nine months ended September 30, 2000 from $2,423,000 for the nine months ended September 30, 1999, a decrease of $2,067,000, or 85.3%. The large decrease in advertising expense in 2000 was due primarily to the Company's sale of its mail order collectible doll brand in October 1999, and a reduction in catalogs mailed to consumers in 2000. Included in advertising expense are advertisement printing costs, catalog-printing costs, media space in magazines, and advertisement creative and development costs.

SELLING EXPENSE

Selling expense decreased to $2,694,000 for the nine months ended September 30, 2000 from $5,060,000 for the nine months ended September 30, 1999, a decrease of $2,366,000, or 46.8%. As a percentage of net sales, selling expense decreased from 15.7% in 1999 to 12.1% in 2000. The decrease in selling expense was due primarily to lower variable royalty expense attributable to lower net sales in 2000 for the Company's collectible doll and fashion jewelry programs, and a reduction in fulfillment expenses due to the Company's sale of its mail order collectible doll brand in October 1999. Selling expense includes royalty expense, commission expense, trade show expenses, and other sales promotion expenses.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense decreased to $7,764,000 for the nine months ended September 30, 2000 from $10,098,000 for the nine months ended September 30, 1999, a decrease of $2,334,000, or 23.1%. The percentage of net sales represented by these expenses increased from 31.4% in 1999 to 34.9% in 2000, due primarily to a lower sales base in 2000. The dollar decrease in general and administrative expense was due primarily to the Company's aggressive consolidation efforts which began in the fourth quarter of 1998 combined with the Company's continued focus on lowering operating costs.

OTHER (INCOME) EXPENSE

Other income increased to $3,521,000 for the nine months ended September 30, 2000 from $243,000 for the nine months ended September 30, 1999, a change of $3,278,000. Included in other income for the three months ended September 30, 2000 is a $3,355,000 gain on disposition of a portion of the Company's investment in Pure Energy Corporation (Note 5). Other income in 1999 consists primarily of foreign currency gains from transactions of the Company's Thailand operations due to fluctuations in the Thai baht.

INTEREST EXPENSE

Interest expense decreased to $599,000 for the nine months ended September 30, 2000 from $1,502,000 for the nine months ended September 30, 1999. The decrease in interest expense relates primarily to the conversion to common stock of $5,319,000 aggregate face value of the 1998 and 1997 Debentures during 1999, and to the discontinuance of face value interest accrual on the remaining debentures subsequent to the Conversion Date Included in interest expense for the three months ended September 30, 2000 and 1999, is noncash interest related to convertible debentures of $120,000 and $868,000, respectively. Noncash interest in 2000 relates to amortization of debt discount and of debt issuance costs. The remaining balance of interest expense includes interest on borrowings from working capital lines of credit and mortgages on buildings owned by the Company.

REORGANIZATION ITEMS

Expenses associated with the Company's Chapter 11 filing amounted to $1,198,000 and $409,000 for the nine months ended September 30, 2000 and 1999, respectively. Reorganization items were comprised primarily of professional fees and a $400,000 property impairment charge recorded in the three months ended June 30, 2000, related to a building in Thailand owned by the Company. The Company anticipates that additional reorganization costs will be incurred throughout the Chapter 11 reorganization.

NET INCOME (LOSS)

As a result of the foregoing factors, net income increased to $175,000 for the nine months ended September 30, 2000 from net loss of $4,556,000 for the nine months ended September 30, 1999, an increase in net income of $4,731,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operations was $1,629,000 for the nine months ended September 30, 2000 compared to $68,000 in the comparable 1999 period. The $1,561,000 increase in cash flow from operations was due primarily to the $1,655,000 decrease in net loss, net of noncash expenses during the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. The cash items impacting cash flow from operations were a $2,983,000 decrease in accounts receivable and a $924,000 decrease in inventories, offset by a $918,000 decrease in accounts payable and accrued expenses.

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

As described in Note 6 to the consolidated financial statements, through July 16, 1999, the Company had a line of credit that encompassed The L.L. Knickerbocker Co., Inc. (LLK), Georgetown Collection, Inc. (GCI) and Krasner Group, Inc. (TKG). Certain credit limits were established for each company. Borrowing availability was determined by an advance rate on eligible accounts receivable and inventory. At the expiration of the line of credit on July 16, 1999, the Company did not have sufficient funds to pay off the line of credit. The Company entered into a forbearance agreement with the financial institution (the Bank), which limited the Company's use of the credit facility to total borrowings of $6,250,000. As a result of the Chapter 7 filing, the Bank placed the Company's credit facility on an offering basis, effectively reserving the right to discontinue funding the Company at any time. As a result of the Chapter 11 filing, all required repayments of principal on the notes payable under the line of credit for LLK, TKG and GCI have been suspended, except for certain principal repayments that have been approved by the Bankruptcy Court.

At September 30, 2000, the Company had $3,276,000 of cash borrowings outstanding, $2,829,000 of which represents amounts borrowed under the LLK and GCI sublimits, which is classified as subject to compromise in the accompanying consolidated financial statements. Borrowings bear interest at the bank's base rate (9.5% at September 30, 2000) plus 3%. The Company has continued to accrue interest at the contractual rate on these notes, however interest payments were suspended as of the Conversion Date on the LLK and GCI borrowings.

The Company's Thai subsidiaries have available lines of credit aggregating 96,000,000 Thai baht (approximately $2,219,000 at September 30, 2000). Outstanding borrowings of $2,126,000 at September 30, 2000 bear interest at rates ranging from 3.5% to 9.0%. Restricted cash of $280,000 and $312,000 at September 30, 2000 and December 31,1999, respectively, secured one such line of credit.

In connection with the Chapter 11 filing, the Company filed, and the Bankruptcy Court approved, a motion for use of cash collateral. Under the terms of this motion the Company is authorized to use all cash and cash equivalents, which are the cash collateral of the Bank, to pay ordinary and necessary operating expenses in an amount equal to 93% of new accounts receivable.

The Company filed a Plan of Reorganization (the Plan) and Disclosure Statement with the Bankruptcy Court in March 2000, which was amended in June 2000. The Plan contemplates the sale of certain assets to provide the cash that along with funds generated by the Company's business will allow the Company to fund the Plan. The Company is also taking measures to obtain a new secured lender to refinance the existing secured liabilities. The Plan is dependent on the successful sale of certain assets and resolution of certain contingencies detailed in the disclosure statement filed with the Bankruptcy Court in September 2000. Adoption of the Plan requires approval of all impaired classes of creditors and affirmation by the Bankruptcy Court. There can be no assurance that the Plan will be confirmed in its present form, and the Company is exploring various alternatives that could ultimately result in a revision to the Plan.

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

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. Implementation of SAB 101, which was delayed by the issuance of SAB 101A on March 27, 2000 and SAB 101B on June 26, 2000, is required by the fourth quarter of 2000. The Company does not expect the application of SAB 101 to have a material impact on its consolidated financial statements.

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

On June 7, 2000, the Company filed an Amended Plan of Reorganization and Disclosure Statement with the United States Bankruptcy Court. The Bankruptcy Court scheduled a hearing on the Disclosure Statement for August 11, 2000 that resulted in a conformation date set for December 8, 2000.

LITIGATION

Plaintiff Michael Elam filed an action in Orange County Superior Court (Case No. 759883) on or about February 16, 1996, against Louis L. Knickerbocker, Tamara Knickerbocker and the Company alleging causes of action for conversion, breach of fiduciary duty, fraud, debitatus assumpsit, intentional interference with contract, constructive trust, breach of oral agreement, specific performance, money had and received, open book account and spoliation of evidence. The plaintiff is seeking money damages and/or shares of stock of the Company ranging between $500,000 and $35,000,000 as a result of prior business affiliations with Mr. Knickerbocker, alleging that the Company is liable as a successor-in-interest for the debts of Mr. Knickerbocker's prior companies, and that Mr. Knickerbocker was obligated to allow the plaintiff to participate in the Company when it was created. The defendants vigorously opposed the lawsuit. A motion for summary judgment filed in August 1998 eliminated those causes of action claiming an interest in the company's predecessor, Knickerbocker Creations, Ltd. The case was set for trial on May 24, 1999. The Company entered into an agreement with the plaintiff to settle the litigation in exchange for shares of Pure Energy Corporation held by the Company with a carrying value of $101,000. In the bankruptcy, the Company asserted that the settlement was fraudulent conveyance. The fraudulent conveyance action was thereafter settled pending court approval.


The Company brought claims against State Street Bank and Trust Company ("State Street") in federal district court in Boston, Massachusetts (Civil Action No. 97-12573-NO, U.S. District Court, D. MA) for conversion, breach of contract, unjust enrichment, a declaratory judgment and violation of Massachusetts General Laws, c. 93A arising from State Street's wrongful retention of 72,188 shares of the Company's common stock after the Company's obligations to State Street under a Settlement Agreement of the prior indebtedness of Georgetown Collection, Inc., a subsidiary acquired in 1996, had been paid in full. The stock retained by State Street had an original value of $617,000. State Street denies liability and brought a counterclaim against the Company for breach of contract and specific performance seeking $102,000 in damages, plus attorneys fees and costs. Prior to the bankruptcy proceeding, the Company was in negotiations with State Street Bank to settle the above matter. The Company has settled with State Street Bank pending court approval.

Finance Authority of Maine, Coastal Enterprises, Inc, and the Southern Maine Economic Development District brought claims in federal district court in Portland, Maine (Civil Action No.98-2235-8, U.S. District Court, D. Maine) for breach of contract, indemnification and specific performance arising from the Company's performance under certain settlement documents following the acquisition of the subsidiary, Georgetown Collection, Inc., in 1996. The plaintiffs are seeking an order requiring the Company to purchase 63,030 shares of the Company's stock previously transferred to plaintiffs for $11.50 per share, plus interest and attorneys fees. The Company answered and denied liability on plaintiffs' claims. The plaintiffs moved for summary judgment, and the motion is currently under advisement. The action is stayed pending the bankruptcy proceeding. The Company has settled with Finance Authority of Maine, and Coastal Enterprises pending court approval.

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

Foreign Currency - The Company has subsidiary operations in Thailand, and accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. The Company uses the local currency (Thai baht) as the functional currency for its Thai subsidiaries. Translation adjustments resulting from the process of translating foreign currency financial statements into U.S. dollars were not significant in fiscal 1999 and in the nine month period ended September 30, 2000 due to the fact that the exchange rate remained relatively constant throughout the period. Under the current circumstances, the Company believes that the foreign currency market risk is not material. The Company actively monitors its foreign exchange exposure and evaluates possible strategies to reduce its risk. Should circumstances change, the Company intends to implement appropriate strategies at such time that it determines that the benefits outweigh the associated costs. There can be no assurance that management's efforts to reduce foreign exchange exposure will be successful.

Interest Rates - The Company's bank line of credit bears interest based on the lending bank's prime rate. The interest rate on the balance of $3.3 million outstanding at September 30, 2000 was 12.5%. The Company believes that if interest rates were to increase by as much as 10%, the impact on the Company's financial statements would not be material.

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

                                  THE L.L. KNICKERBOCKER CO., INC.


Date:   November 14, 2000         By:  /s/Anthony P. Shutts
                                       -----------------------------------
                                  Anthony P. Shutts
                                  Chief Financial Officer
                                  (Principal financial and accounting officer)