Form 10-K
period 2000-12-31
KNICKERBOCKER L L CO INC
filed 2001-04-17
CIK 932136

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2000
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to
        _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on April 4, 2001 was $2,349,386. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's common stock, as of April 4, 2001 was 46,987,728.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                TABLE OF CONTENTS


ITEM                                                                                                    PAGE
----                                                                                                    ----
                                                   PART I

1.   BUSINESS .........................................................................................  3
     A.   History .....................................................................................  3
     B.   General Business ............................................................................  3

2.   PROPERTIES ....................................................................................... 11

3.   LEGAL PROCEEDINGS ................................................................................ 11

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............................................. 12


                                                   PART II

5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ............................ 13

6.   SELECTED FINANCIAL DATA .......................................................................... 14

7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ............ 15

8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...................................................... 21

9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE ............. 21


                                                  PART III

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ............................................... 22

11.  EXECUTIVE COMPENSATION ........................................................................... 24

12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ................................... 28

13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................................................... 29


                                                   PART IV

14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K .................................. 30

SIGNATURES ............................................................................................ 31

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

Knickerbocker markets its branded collectible products through diverse distribution channels including a network of independent gift and collectible retailers, electronic retailing, direct catalog sales, and an international distributor base. The Company strives to deliver genuine value to the consumer through innovative product design and award-winning quality. The Company has developed relationships with a variety of manufacturers that have consistently delivered high-quality products. Most of the manufacturing of collectible items is outsourced to manufacturers in the Far East and Southeast Asia.

Knickerbocker's jewelry operations consist of designing, manufacturing, and marketing fashion and fine jewelry through electronic retailing, primarily QVC, and to an international customer base in 37 foreign countries. The fashion jewelry segment designs, manufactures directly or contracts for the manufacture, and distributes high quality, designer-branded fashion jewelry. The operations of the fine jewelry segment are vertically integrated, with most of the design, stone sourcing, advanced stone cutting, and jewelry manufacturing performed by in-house personnel and facilities.

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

Under Chapter 11, actions to enforce claims against Knickerbocker are stayed if the claims arose, or are based on events that occurred, on or before the Petition Date, and such claims cannot be paid or restructured prior to the conclusion of the proceedings or approval of the Bankruptcy Court. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts, including leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. Substantially all liabilities as of the Petition Date are intended to be dealt with in accordance with a plan of reorganization filed by the Company that must be voted upon by all classes of impaired creditors and approved by the Bankruptcy Court. The Creditor's Committee has been formed and it reviews non-ordinary course of business transactions and is participating in the formulation of the plan of reorganization.

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

On March 30, 2000, the Company filed a Plan of Reorganization and Disclosure Statement with the United States Bankruptcy Court, pursuant to which Knickerbocker would emerge from Chapter 11 bankruptcy proceedings. The Bankruptcy Court scheduled a hearing on the Disclosure Statement for May 5, 2000 and approved the Disclosure Statement. Although the Disclosure Statement was approved, the underlying Plan of Reorganization was withdrawn and the Company is now in the process of formulating and negotiating a revised Plan of Reorganization. The Plan of Reorganization previously filed was withdrawn by the Company when it became apparent that the Company could not raise the capital necessary under the Plan of Reorganization to fulfill the obligation to unsecured creditors.

COLLECTIBLE DOLLS, FIGURINES, TEDDY BEARS AND COLLECTIBLE TOYS

INDUSTRY OVERVIEW

Collectibles are identified as items manufactured and marketed solely for the enjoyment of the collector. Collectibles include figurines, dolls, collector plates, plush and die cast toys, sports/entertainment memorabilia, cottage/village reproductions and other decorative or limited edition items that are intended for collecting. Unity Marketing, a collectible industry market research firm not affiliated with Knickerbocker, estimates that consumer sales of collectibles in the United States in 1999 totaled $10.4 billion and will decline annually by 5% and 2% in 2000 and 2001, respectively, and will grow annually by 2% for the years 2002-2005. Unity Marketing currently estimates that women between the ages of 35 and 64, with a median age of 51, encompass the majority of collectors. This group, which we believe constitutes a substantial portion of our collectors, is projected by the U.S. Census Bureau to grow approximately 12% from 1998 to 2005. Unity Marketing expects that growth in the collectibles industry will be driven by the increased number of middle-aged female collectors and higher spending habits of the baby boom generation.

COLLECTIBLE BRANDS

The Knickerbocker Toy Company. The 77-year-old Knickerbocker name is well recognized in the toy and collectible teddy bear industries and is the Company's "house" brand. The Company began selling collectible Knickerbocker teddy bears in October 1986, and was issued the trademark "Knickerbocker" for toys, dolls, plush stuffed animals and marionettes in January 1996. The collection offers quality collectible products that have primarily been marketed to retail outlets nationwide. The Company intends to extend product categories for the Knickerbocker brand beyond teddy bears in 2001. The Company also plans to introduce several new concepts at price points lower than in the past aimed at penetrating the larger giftware market.

Marie Osmond Fine Porcelain Collector Dolls. This collection consists of a diverse collection of more than 420 different styles of porcelain dolls at retail prices ranging from $20 to $600. Marie Osmond is the celebrity spokesperson and design director for the collection. The Marie Osmond Doll Collection, celebrating its tenth anniversary, is among the top collectible doll lines marketed on QVC. To continue to generate support for her brand, Marie Osmond makes scheduled appearances at retail stores throughout the United States to promote the collection. On occasion, Marie Osmond appears on QVC in the United Kingdom and in Germany. The Company has also teamed Marie Osmond with such names as Warner Brother Studios and The Walt Disney Company to market collectible dolls in the themes of famous television and movie characters.

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

Somers & Field Collection. The Company has the non-exclusive right to manufacture and distribute the line of dolls designed by Laura Meisner and Doug James under the Somers & Field Collection. The collection is vinyl and the concept is based on "mod" British friends, Willow Somers and Daisy Field, whose fathers co-own a fashionable department store. Costumes and accessories highlight fashion trends from the 1960's.

Cotton Trails

The Company is in negotiations to manufacture and distribute a line of giftware items under the Cotton Trails name. The collection consists of picture frames, plush animals such as bunny rabbits and teddy bears, and houseware items.

Terri Lee. The Company has an exclusive license to manufacture and distribute the line of dolls, fashion apparel and accessories with Terri Lee and Associates. The Terri Lee concept is derived from, and is a reproduction of, the original 1940's doll. Terri Lee, in the 1940's, was considered among the top toy dolls of the era. Original molds were used in the reproduction of the doll, and the clothing and accessories are designed with consideration to original designs as well as interpretations of those designs.

JEWELRY PRODUCTS

INDUSTRY OVERVIEW

The Jewelry market consists of two major categories: Fine and Fashion. Fine jewelry is manufactured with precious metals (gold, sterling silver, platinum) with or without gemstones (precious or semiprecious). Natural and cultured pearls are also considered fine jewelry. According to the World Gold Council, in 1999 retail sales of gold jewelry grew by almost 12% on a unit basis to 181 million units and by over 7.7% on a dollar basis to $14.7 billion. Fashion jewelry is manufactured with non-precious metals (often gold plated), with or without imitation stones and pearls. According to Accessories Magazine, 1999 U.S. retail sales of fashion/bridge jewelry was $5.9 billion, up 13% from 1998.

FASHION JEWELRY AND ACCESSORIES BRANDS

Approximately 32.5% of the Company's revenues come from fashion jewelry sales. The Company markets these high-quality, designer fashion jewelry lines and accessories primarily through QVC. Knickerbocker has its own fashion jewelry manufacturing facility in Central Falls, Rhode Island but outsources, to a limited extent, certain non-proprietary manufacturing functions to southeast Asian manufacturers. The Company's fashion jewelry brands are as follows:

Kenneth Jay Lane: Jewelry's Living Legend - 450 different styles of fashion jewelry at retail prices ranging from $17 to $198. Kenneth Jay Lane is the designer and spokesperson for the collection, which celebrated its ninth anniversary on QVC in 2000.

The Nolan Miller Glamour Collection - 400 different styles of fashion jewelry at retail prices ranging from $20 to $280. Nolan Miller is the designer and spokesperson for the collection, which celebrated its eighth anniversary on QVC in 2000.

The Dennis Basso Boutique - 90 different styles of fashion accessories at retail prices ranging from $20 to $220. Dennis Basso is the designer and spokesperson for the collection, which celebrated its seventh anniversary on QVC in 2000.

Phillip Bloch - In 2000, the Company introduced on QVC a line of fashion jewelry with Hollywood stylist Phillip Bloch as spokesperson.

FINE JEWELRY

The Company's fine jewelry operation manufactures and markets gold and sterling silver jewelry with diamonds, emeralds, rubies and semi-precious stones through a sales force with a presence in 37 countries, with a primary geographic focus in Western Europe and South America. In addition, the Company produces an assortment of fine jewelry in sterling silver for the television retailer, QVC.

CONSUMER BRANDS DISCONTINUED

In 2000, the Company discontinued the Annette Funicello and Richard Simmons brands.

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

The diverse channels of distribution of the branded products include, but are not limited to, electronic retailing through the television shopping industry, retail outlets, direct mail, catalogs, Internet, and distributors domestically and internationally. Each brand has its own distribution strategy based on the product; however, where possible, the distribution channels cross over from brand to brand. The wide variety of branded items and distribution channels provides diversification to the Company's risk profile.

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

The Company's expertise in marketing to home shopping channels has been to identify its key product segments, such as jewelry and collectibles, and build brand recognition within those product segments. Television shopping represents approximately 41% of the Company's 2000 Collectible sales and 90% of 2000 Fashion Jewelry and accessories sales. Additionally, sales to QVC accounted for 44%, 45%, and 25% of the Company's consolidated revenues in 2000, 1999 and 1998, respectively.

TRADITIONAL RETAIL AND INTERNATIONAL DISTRIBUTORS

The Company markets to a wide variety of traditional retail outlets and to the less traditional catalog retailers and international distributors. In addition, the Company continues to market to specialty stores and other customers such as Disney via its own internal sales organization and retail support group.

CATALOGS

The Company markets its Magic Attic Club brand by catalog distribution. The catalog offers the consumer a chance to see the many accessories available for a Magic Attic Doll and provides an entertainment element, with imaginative stories and product displays. These catalogs are mailed primarily to previous buyers, but are also mailed to prospective customers.

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

The Thailand jewelry operation manufactures fine jewelry for a diverse group of international distributors and wholesalers, including the television shopping industry. The majority of goods are manufactured in the Company's fully integrated 35,000 square-foot-facility. The Company has moved out of its 3,500 square foot office facility in Bangkok and is currently evaluating whether to sell or lease out the space and has recorded an impairment charge in 2000.

OPERATIONS STRATEGIES (CONSOLIDATION EFFORTS)

The Company has recognized that acquisitions made in 1996 would be better managed if those operations were consolidated to maximize efficiency in their marketing and development strategy. In 1998 the Company embarked on a restructuring plan that would consolidate or restructure the various operating subsidiaries into more streamlined and focused marketing and development divisions.

The Company began its consolidation with the closure of Magic Attic Press's
(MAP) New York Office. The

Company realized that its future in publishing for the Magic Attic Brand line would be better served if the book operations were outsourced. In May 1998, the Company entered into a marketing and distribution agreement with Millbrook Press, Inc. of Brooklyn, New York. Currently, publishing of the existing series of books is handled by a third party arrangement enabling the company to realize cost savings by reducing overhead tied to the MAP division.

In November 1998, the Company decided to restructure its fashion jewelry manufacturing operations by shifting certain non-proprietary manufacturing functions to Southeast Asia and to domestic contractors. The Company's manufacturing facility in Rhode Island has been reorganized to provide product development and proprietary manufacturing functions.

During the first half of 1999, the Company completed the consolidation of its Georgetown and Magic Attic Club brands, which were previously headquartered in Portland, Maine, into the Company's California operations. By completing the consolidation of production and operations in the U. S., the Company closed its overseas Trading Office in China and elected to manage overseas production either factory-direct or through its California sourcing group.

As a result of these consolidation efforts, manpower in the United States over the last three years has been reduced by approximately 65%. In addition to streamlining manpower, the Company has reduced other employee-related costs as well as facilities costs worldwide.

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

Due to the development stage nature of Ontro, Inc., the price of the product has not been established. The product heats the contents of the container only one time and is not renewable. The container heats the beverage to a temperature of 180 degrees. Ontro, Inc. had no sales during 2000.

During 2000, the Company sold 299,923 shares of Ontro, Inc. for net proceeds of approximately $660,000.

SUMMARY OF REVENUE BY PRODUCT LINE

In 2000, the Company's revenue was $30,345,000. The revenue by product line in 2000 was as follows:


Category                                           $000's                   Percent
                                                  -------                   -------
Collectible dolls and bears                       $11,782                      38.8%
Fashion jewelry and accessories                     9,857                      32.5%
Fine jewelry                                        8,706                      28.7%
                                                  -------                   -------
Total                                             $30,345                       100%
                                                  =======                   =======


MATERIAL CONTRACTS

MARIE, INC.

The Company entered into a License Agreement with Marie, Inc. on April 1, 1993 with respect to the services of Marie Osmond. The material terms of the Agreement provide that the Company will design, develop and manufacture dolls, and such other products as the parties shall agree on, with the approval of Marie, Inc. The Company retains all intellectual property rights to the products unless they contain Marie Osmond's name, and the Company is solely responsible for the costs of manufacturing, distribution, advertising and sales. Marie, Inc. is bound to provide the services of Marie Osmond as the spokesperson for the products, subject to Marie, Inc.'s approval of commentary and production, for a minimum of eight personal appearances per year. In June 2000, the Company entered into new license agreement with Marie, Inc. which expires on December 31, 2002. The Agreement calls for certain minimum royalty payments which may not be made during 2001 and, if such payments are not made, give Marie, Inc. the right to terminate the contract. The Company does not expect to meet the minimum royalty payments in 2001 and, thus, the license agreement with Marie Osmond may be subject to termination prior to its expiration date.

TRADEMARKS AND LOGOS

The Company has the right to use the trademark names of the following spokespersons and celebrities currently under contract: Marie Osmond, Nolan Miller, Kenneth Jay Lane, Dennis Basso and Phillip Bloch. The Company has also been issued trademarks under the following names: Somers & Field and Magic Attic Club.

Trademark applications have been filed for: Adorabell, Folkbook Friends, Greeting Card Treasures, Knickerbocker, Pendant Collection, Pendant Press, Storybook Bears by Knickerbocker, and Storybook Dolls by Knickerbocker.

COMPETITION

The collectibles and giftware markets are highly competitive and many of the Company's competitors have substantially greater financial and personnel resources than the Company. The Company believes that its primary competitors in the collectibles and giftware markets are difficult to distinguish because the Company is involved in five types of distribution: Television Shopping, Print Media Advertising, Traditional Retail, Catalogs and Internet. The Company feels, however, that its main competitors are Ashton-Drake, Hamilton Mint, Franklin Mint, Mattel, Boyds Bears, and JMAM, Inc. The Company also competes with a wide variety of wholesalers, retailers and other direct marketers.

EMPLOYEES

The Company employs a total of 357 employees.

The Company had 38 full-time employees at its main office in Lake Forest, California as of March 24, 2001, consisting of 2 executives, 8 product development, 7 sales, 8 administrative, 4 customer service, and 9 warehouse employees.

The Company has 6 full-time employees at its Krasner Group, Inc. office in New York, New York as of March 24, 2001, consisting of 2 executives and 4 general sales and office administrative employees.

The Company has 47 full-time employees at its Charisma Manufacturing Company, Inc. factory in Central Falls, Rhode Island as of March 24, 2001 consisting of 2 executives, 10 general sales and office administrative and 35 product development, warehouse and factory employees.

The Company has 266 full-time employees at its L.L. Knickerbocker (Thai) Co., Ltd., offices and factory in Bangkok, Thailand as of March 24, 2001. The 266 full-time employees are comprised of 3 executives, 36 general sales and office administrative and 227 factory/warehouse employees.

ITEM 2. PROPERTIES

As of March 15, 2001, the Company had eight principal facilities where it leased or owned an aggregate of 124,500 square feet of space. The location, function and general description of the principal properties owned or leased by the Company are set forth in the table below:


                                                                                          SQUARE
LOCATION                         PRINCIPAL FUNCTION                                       FOOTAGE       OWNERSHIP
--------                         ------------------                                       -------       ---------
           CORPORATE
Lake Forest, CA                  Corporate headquarters, finance,
                                 purchasing, service division headquarters                25,000         Leased


           COSTUME JEWELRY
New York, NY                     Administration, product development
                                 and marketing                                            5,000          Leased

Central Falls, RI                Manufacturing                                            26,000         Leased

Pawtucket, RI                    Fulfillment and warehousing                              30,000         Leased


           FINE JEWELRY
Bangkok, Thailand                Showroom and marketing (vacant)                          3,500          Owned

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

Under Chapter 11, actions to enforce claims against Knickerbocker are stayed if the claims arose, or are based on events that occurred, on or before the Petition Date, and such claims cannot be paid or restructured prior to the conclusion of the proceedings or approval of the Bankruptcy Court. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts, including leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. Substantially all liabilities as of the Petition Date are intended to be dealt with in accordance with a plan of reorganization to be filed by the Company that will be voted upon by all classes of impaired creditors and approved by the Bankruptcy Court. The Creditors' Committee has been formed and it reviews non-ordinary course of business transactions and is participating in the formulation of the plan of reorganization.

On March 30, 2000, the Company filed a Plan of Reorganization and Disclosure Statement with the United States Bankruptcy Court, pursuant to which Knickerbocker would emerge from Chapter 11 bankruptcy proceedings. The Bankruptcy Court scheduled a hearing on the Disclosure Statement for May 5, 2000 and approved the Disclosure Statement. Although the Disclosure Statement was approved, the underlying Plan of Reorganization was withdrawn and the Company is now in the process of formulating and negotiating a revised Plan of Reorganization.

LITIGATION

Plaintiff Michael Elam filed an action in Orange County Superior Court (Case No. 759883) on or about February 16, 1996, against Louis L. Knickerbocker, Tamara Knickerbocker and the Company alleging causes of action including, but not limited to, conversion, breach of fiduciary duty, debitatus assumpsit, intentional interference with contract, constructive trust, breach of oral agreement, specific performance, money had and received, open book account and spoliation of evidence. The defendants vigorously opposed the lawsuit. The plaintiff filed a claim in the bankruptcy in the amount of $2,500,000, which was settled by the Company requiring the Company to transfer 1,189 shares of Pure Energy Corporation stock with a carrying value of $101,000 to the plaintiff.

The Company brought claims against State Street Bank and Trust Company ("State Street") in federal district court in Boston, Massachusetts (Civil Action No. 97-12573-NO, U.S. District Court, D. MA) for conversion, breach of contract, unjust enrichment, a declaratory judgment and violation of Massachusetts General Laws, c. 93A arising from State Street's wrongful retention of 72,188 shares of the Company's common stock after the Company's obligations to State Street under a Settlement Agreement of the prior indebtedness of Georgetown Collection, Inc., a subsidiary acquired in 1996, had been paid in full. The stock retained by State Street had an original value of $617,000. State Street denies liability and brought a counterclaim against the Company for breach of contract and specific performance seeking $102,000 in damages, plus attorneys fees and costs. The Company has settled with State Street Bank in the amount of $85,000 and has received court approval for such settlement.

Finance Authority of Maine, Coastal Enterprises, Inc, and the Southern Maine Economic Development District brought claims in federal district court in Portland, Maine (Civil Action No. 98-2235-8, U.S. District Court, D. Maine) for breach of contract, indemnification and specific performance arising from the Company's performance under certain settlement documents following the acquisition of the subsidiary, Georgetown Collection, Inc., in 1996. The plaintiffs were seeking an order requiring the Company to purchase 63,030 shares of the Company's stock previously transferred to plaintiffs for $11.50 per share, plus interest and attorneys fees. The Company answered and denied liability on plaintiffs' claims. The Company has settled with Finance Authority of Maine and Coastal Enterprises in the amounts of $160,000 and $55,000, respectively, and has received court approval for such settlements. The Southern Maine Economic Development District matter is stayed and no settlement has been reached.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2000.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK MARKET AND OTHER INFORMATION

The Company's common stock is listed on the OTC Bulletin Board under the symbol "KNIC.OB". Prior to the Company's listing on the OTC Bulletin Board, the Company was listed on the NASDAQ exchange since January 25, 1995. Prior to January 25, 1995, there was no public trading market for the Company's equity securities.

On April 4, 2001, the common stock bid price closed at $.05 per share. The closing bid price of the Company's stock on December 29, 2000 was $.06 per share. The total volume of shares traded during the year ended December 31, 2000 was 65,380,000 shares. As of April 4, 2001, there were 162 holders of record of the Company's common stock.

The following table presents information on the high and low prices per share for the Company's common stock for each fiscal quarter in 2000 and 1999 as reported by the OTC Bulletin Board and NASDAQ National Market System. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.


                                                  2000                        1999
                                          -------------------         ---------------------
                                          High $        Low $         High $          Low $
                                          ------        -----         ------          -----
               First Quarter               .33           .09           1.19           .44
               Second Quarter              .23           .08            .59           .19
               Third Quarter               .16           .11            .22           .05
               Fourth Quarter              .16           .05            .11           .05

DIVIDENDS

The Company has never paid any dividends on its common stock. The Company does not expect to pay a dividend on its common stock in the future. Any payment of cash dividends in the future on the common stock will be dependent on the Company's financial condition, results of operations, the outcome of its Chapter 11 reorganization, current and anticipated cash requirements, plans for expansion, restrictions, if any, under debt obligations, as well as other factors that the Board of Directors deems relevant. The Company's line of credit agreement prohibits the payment of dividends without the prior written consent of the lender.

TRANSFER AGENT AND REGISTRAR

Computershare, Inc. has been appointed and serves as transfer agent and registrar of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data regarding the Company, which is qualified by reference to, and should be read in conjunction with, the consolidated financial statements and notes thereto (see "Index to Consolidated Financial Statements" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations"). The statement of operations and balance sheet data presented below has been derived from the Company's consolidated financial statements. The Company's consolidated financial statements as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 have been audited by Deloitte & Touche LLP, the Company's independent auditors, as indicated in their report, which contains an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern, included elsewhere herein.


                                                                             YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------------------------------------
                                                     2000            1999            1998             1997            1996
                                                   --------        --------        --------        --------        --------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales                                          $ 30,345        $ 42,165        $ 60,427        $ 68,290        $ 42,095
Cost of sales                                        17,429          25,155          29,383          30,790          21,451
                                                   --------        --------        --------        --------        --------
Gross profit                                         12,916          17,010          31,044          37,500          20,644
Operating expenses                                   15,484          25,426          51,412          39,542          16,794
Write-down of assets                                  2,437
                                                   --------        --------        --------        --------        --------
Operating (loss) income                              (5,005)         (8,416)        (20,368)         (2,042)          3,850
Loss on equity method investments                                                     1,347           1,857             629
Other income (expense)                                  111            (235)             47           3,316             (62)
Interest expense                                        745           1,814           3,658           4,831           1,205
                                                   --------        --------        --------        --------        --------
(Loss) income before reorganization items,
  minority interest, income tax expense and
  extraordinary items                                (5,639)        (10,465)        (25,326)         (5,414)          1,954
Reorganization items                                  1,080             672
                                                   --------        --------        --------        --------        --------
(Loss) income before minority interest,
  income taxes, and extraordinary item               (6,719)        (11,137)        (25,326)         (5,414)          1,954
Minority interest in loss (income)
  of subsidiary                                                                        (274)             10             132
Income tax expense (benefit)                             30              75           3,663          (1,047)            450
                                                   --------        --------        --------        --------        --------
Loss before extraordinary item                       (6,749)        (11,212)        (28,715)         (4,377)          1,372
 Extraordinary item                                   3,355
                                                   --------        --------        --------        --------        --------
Net (loss) income                                  $ (3,394)       $(11,212)       $(28,715)       $ (4,377)       $  1,372
                                                   ========        ========        ========        ========        ========
Basic (loss) income per common share:

Net (loss) income per share before
  extraordinary item                               $   (.14)       $   (.33)       $  (1.46)       $   (.24)       $    .09
Extraordinary item per share                            .07
                                                   --------        --------        --------        --------        --------
Net (loss) income per share, basic                 $   (.07)       $   (.33)       $  (1.46)       $   (.24)       $    .09
                                                   ========        ========        ========        ========        ========
Diluted (loss) income per common share:
Net (loss) income per share
  before extraordinary item                        $   (.14)       $   (.33)       $  (1.46)       $   (.24)       $    .08
Extraordinary item per share                            .07
                                                   --------        --------        --------        --------        --------
Net (loss) income per share, diluted               $   (.07)       $   (.33)       $  (1.46)       $   (.24)       $    .08
                                                   ========        ========        ========        ========        ========
Weighted average shares outstanding, basic           46,697          34,291          19,630          18,052          14,714
Weighted average shares outstanding, diluted         46,697          34,291          19,630          18,052          16,471

BALANCE SHEET DATA:
Working capital (deficit)                          $  1,368        $  4,399        $ (7,785)       $ 12,496        $ 15,702
Total assets                                         18,142          26,586          38,742          50,961          57,572
Long term debt                                        9,432          13,901           3,281          10,116          14,541
Stockholders' equity (deficit)                       (1,502)          2,375           3,268          24,725          24,263


(1) The Company's consolidated financial statements include the results of operations of Krasner Group, Inc.; S.L.S. Trading Co., Ltd. and Harlyn International Co., Ltd.; and Georgetown Collection, Inc. since June 18, 1996; July 1, 1996; and October 18, 1996, respectively.

(2) During the year ended December 31, 2000, the Company transferred to debenture holders 9,000 shares of Pure Energy Corporation stock in settlement of $3,693,000 face amount of the 1997 and 1998 convertible debentures plus accrued interest of $464,000. The transaction resulted in an extraordinary gain of $3,355,000, as shown in the statement of operations for the year ended December 31, 2000.

(3) The write-down of assets consists of impairment charges related to goodwill and property and equipment of $1,255,000 and $1,182,000, respectively.

(4) As of December 31, 2000 and 1999, long term debt includes liabilities subject to compromise under reorganization proceedings of $9,074,000 and $13,484,000, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Form 10-K.

RESULTS OF OPERATIONS

                                                      Year ended December 31,
                                                 ----------------------------------
                                                  2000          1999          1998
                                                 -----         -----         ------
            Net Sales                            100.0%        100.0%        100.0%
            Cost of sales                         57.4%         59.7%         48.6%
            Gross profit                          42.6%         40.3%         51.4%
            Operating expenses                    51.0%         60.3%         78.5%
            Write-down of assets
               and restructuring charges           8.0%                        6.6%
            Operating loss                       (16.4)%       (20.0)%       (33.7)%
            Other (income) expense                 2.0%          4.9%          8.2%
            Net loss                             (11.2)%       (26.6)%       (47.5)%

Year Ended December 31, 2000 compared to year ended December 31, 1999

Net Sales

Net sales decreased to $30,345,000 for the year ended December 31, 2000 from $42,165,000 for the year ended December 31, 1999, a decrease of $11,820,000 or 28.0%. The $11,820,000 decrease in net sales was comprised of decreases in sales of $5,031,000 in mail order and catalog-driven dolls, $7,640,000 in wholesale collectible sales, and $548,000 in fashion jewelry sales, partially offset by an increase of $1,399,000 in fine jewelry net sales. The $5,031,000 decrease in mail order and catalog-driven doll sales was primarily attributable to the sale of the Georgetown brand of collectibles dolls in October 1999, as well as a decrease in the number of catalogs mailed to consumers in 2000. The Company's plan has been to reposition its base of sales to primarily wholesale sales and to focus on brands the Company believes will generate the highest level of profit. The $7,640,000 decrease in wholesale collectible sales is comprised of $4,531,000 related to the discontinuance of two celebrity brands and $3,109,000 in net decreases in sales from its continuing collectible brands. The decrease in fashion jewelry sales was due primarily to a reduction in orders from the Company's largest customer in the home shopping industry. The Company continues to assess the potential of sales expansion of existing products through new distribution channels, as well as continuing to develop new product categories.

Gross Profit

Gross profit decreased to $12,916,000 for the year ended December 31, 2000 from $17,010,000 for the year ended December 31, 1999, a decrease of $4,094,000, or 24.1%. As a percentage of net sales, gross profit for the year increased to 42.6% in 2000 from 40.3% in 1999. The general gross margin increases are due to the Company's focus on marketing higher gross margin products while lowering sourcing and distribution costs. The Company has lowered distribution costs by consolidating overhead and reducing headcount in its warehousing and fulfillment operations.

Advertising expense

Advertising expense decreased to $846,000 for the year ended December 31, 2000 from $2,630,000 for the year ended December 31, 1999, a decrease of $1,784,000, or 67.8%. The large decrease in advertising expense in 2000 was due primarily to the Company's sale of its mail order collectible doll brand in October 1999, and a reduction in catalog printing and mailing costs due to a lower number of catalogs mailed to consumers in 2000.

Included in advertising expense are advertisement printing costs, catalog-printing costs, media space in magazines, and advertisement creative and development costs.

Selling expense

Selling expense decreased to $3,858,000 for the year ended December 31, 2000 from $7,219,000 for the year ended December 31, 1999, a decrease of $3,361,000, or 46.6%. As a percentage of net sales, selling expense decreased to 12.7% in 2000 from 17.1% in 1999. The decrease in selling expense was due primarily to lower variable royalty expense attributable to lower net sales in 2000 for the Company's collectible doll and fashion jewelry programs, and a reduction in fulfillment expenses due to the Company's sale of its mail order collectible doll brand in October 1999. Selling expense includes royalty expense, commission expense, trade show expenses, and other sales promotion expenses.

General and administrative expense

General and administrative expense decreased to $10,780,000 for the year ended December 31, 2000 from $15,577,000 for the year ended December 31, 1999, a decrease of $4,797,000, or 30.8%. The percentage of net sales represented by these expenses decreased to 35.5% in 2000 from 36.9% in 1999, due primarily to aggressive cost cutting and by the impact of a lower sales base in 2000. The decrease in general and administrative expense was also due to the Company's consolidation efforts which began in the fourth quarter of 1998, combined with the Company's continued focus on lowering operating costs.

Impairment losses

Impairment losses of $2,437,000 was recorded during the year ended December 31, 2000 to write-down the Company's assets in its fine jewelry segment. The $2,437,000 is comprised of write-downs of $1,255,000 and $1,182,000 related to goodwill and fixed assets, respectively. The Company evaluates the recoverability of goodwill at each balance sheet date by comparing the carrying value of the goodwill to the estimated operating income of the related entity on an undiscounted cash flow basis. Any impairment is recorded at the date of determination.

Other (income) expense

Other income, net increased to $111,000 for the year ended December 31, 2000 from a net expense of $235,000 for the year ended December 31, 1999, a change of $346,000. Other income in 2000 consists primarily of foreign currency gains from transactions of the Company's Thailand operations due to fluctuations in the Thai baht.

Interest expense

Interest expense decreased to $745,000 for the year ended December 31, 2000 from $1,814,000 for the year ended December 31, 1999. The decrease in interest expense relates primarily to the conversion to common stock of $5,319,000 aggregate face value of the 1998 and 1997 Debentures during 1999, the discontinuance of interest expense on the remaining debentures subsequent to the Conversion Date, and to the settlement of a portion of the remaining balance of debentures in 2000 by using the shares in the Company's Pure Energy Stock as payment (Note 5). Included in interest expense for the year ended December 31, 2000 is the amortization of debt discount and of debt issuance costs related to the Company's debenture financings and interest expense on borrowings from working capital lines of credit and mortgages on buildings owned by the Company.

Reorganization Items

Expenses associated with the Company's Chapter 11 filing amounted to $1,080,000 and $672,000 for the years ended December 31, 2000 and 1999, respectively. Reorganization items were comprised primarily of professional fees. The Company anticipates that additional reorganization costs will be incurred throughout the Chapter 11 reorganization.

Extraordinary item

During the year ended December 31, 2000, the Company recognized an extraordinary gain of $3,355,000 in conjunction with its extinguishment of convertible debentures with a face value of $3,692,000 and related accrued interest of $464,000. To satisfy the obligation, the Company transferred 9,000 shares of its investment in the stock of Pure Energy Corporation with a carrying value of $801,000 to debenture holders.

Net loss

As a result of the foregoing factors, net loss decreased to $3,394,000 for the year ended December 31, 2000 from net loss of $11,212,000 for the year ended December 31, 1999, a decrease in net loss of $7,818,000, or 69.7%.

Year ended December 31, 1999 compared to year ended December 31, 1998

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

General and Administrative Expense

General and administrative expense decreased to $15,577,000 for the year ended December 31, 1999 from $26,196,000 for the year ended December 31, 1998, a decrease of $10,619,000, or 39.0%. The percentage of revenues represented by these expenses decreased from 43.4% in 1998 to 36.9% in 1999. The decrease in general and administrative expenses was due primarily to the consolidation of operating facilities and overhead in the collectibles division which began in 1998 and concluded in early 1999.

Write-down of goodwill

Write-down of goodwill for the year ended December 31, 1998 relates to an impairment of goodwill in the Company's fashion jewelry segment. The Company evaluates the recoverability of goodwill at each balance sheet date by comparing the carrying value of the goodwill to the estimated operating income of the related entity on an undiscounted cash flow basis. Any impairment is recorded at the date of determination.

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

Other (Income) Expense

Other expense, net increased to $235,000 for the year ended December 31, 1999 from a net income, of $47,000 for the year ended December 31, 1998, a change of $282,000. The primary reason for the change from 1998 to 1999 is that the 1998 comparative amount included a net gain of $769,000 from the sale of a portion of the Company's interest in Pure Energy Corporation, offset by a decrease in foreign currency transaction losses related to the Company's Thailand operations, from $333,000 in 1998 to $79,000 in 1999.

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

Net Loss

As a result of the foregoing factors, net loss decreased to $11,212,000 for the year ended December 31, 1999 from net loss of $28,715,000 for the year ended December 31, 1998, a decrease in net loss of $17,503,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operations was $1,049,000 in 2000 compared to cash generated from operations of $2,224,000 in 1999. The major items impacting cash flow from operations were the current year net loss, adjusted for decreases of $1,121,000 and $2,053,000 in inventories and accounts receivable, respectively, partially offset by a $3,355,000 non-cash gain on sale of investment and impairment charges of $2,437,000.

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

As described in Note 9 to the consolidated financial statements, through July 16, 1999, the Company had a line of credit that encompassed The L.L. Knickerbocker Co., Inc. (LLK), Georgetown Collection, Inc. (GCI) and Krasner Group, Inc. (TKG). Certain credit limits were established for each company. Borrowing availability was determined by an advance rate on eligible accounts receivable and inventory. At the expiration of the line of credit on July 16, 1999, the Company did not have sufficient funds to pay off the line of credit. The Company entered into a forbearance agreement with the financial institution (the Bank) initially extending the general terms of the line of credit until August 30, 1999 and in the event certain conditions were met, until September 20, 1999. The forbearance agreement limited the Company's use of the credit facility to total borrowings of $6,250,000. As a result of the Chapter 7 filing, the Bank placed the Company's credit facility on an offering basis, effectively reserving the right to discontinue funding the Company at any time. As a result of the Chapter 11 filing, all required repayments of principal on the notes payable under the line of credit for LLK and GCI have been suspended, except for certain principal repayments that have been approved by the Bankruptcy Court. As of April 1, 2001, TKG had no borrowings outstanding from the Bank.

At December 31, 2000, the Company had $5,069,000 of cash borrowings outstanding under its line of credit facilities, $2,829,000 of which, representing amounts borrowed under the LLK and GCI sublimits, is classified as subject to compromise in the accompanying consolidated financial statements. Borrowings bear interest at 12.5%. The Company has continued to accrue interest at the contractual rate on these notes, however interest payments were suspended as of the Conversion Date through December 31, 2000 on the LLK and GCI borrowings.

The Company's Thai subsidiaries have available lines of credit aggregating 100,000,000 Thai baht (approximately $2,315,000 at December 31, 2000). Outstanding borrowings of $1,793,000 at December 31, 2000 bear interest at rates ranging from 3.5% to 8.25%. Restricted cash of $135,000 and $312,000 at December 31, 2000 and 1999, respectively, secured one such line of credit.

In connection with the Chapter 11 filing, the Company filed, and the Bankruptcy Court approved, a motion for use of cash collateral. Under the terms of this motion the Company is authorized to use all cash and cash equivalents, which are the cash collateral of the Bank, to pay ordinary and necessary operating expenses in an amount equal to 93% of new accounts receivable.

The Company has entered into a forbearance agreement with its Bank which calls for monthly payments of $50,000 through June of 2001. At June 2001, the Company will either need to pay the Bank off in full or make a payment of $650,000 to buy another three month extension until September of 2001. At September 2001, the Company will need to pay the Bank in full. The Company is taking measures to obtain a new secured lender to refinance the existing Bank. The Company believes that its ongoing operating cash flow and proceeds from sale of investments should enable the Company to meet liquidity requirements until substitute financing is obtained. However, notwithstanding all of the events and circumstances described above, there is substantial uncertainty with respect to the Company's liquidity. The Company's ability to meet its obligations as they come due and successfully emerge from Chapter 11 is contingent upon, among other things, its ability to formulate a Plan of Reorganization that will be confirmed by the Bankruptcy Court, to achieve satisfactory levels of profitability and cash flow from operations, and obtain financing sources to meet future obligations.

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

NEW ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board (FASB), which establishes accounting and reporting standards, issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company will implement SFAS No. 133 on January 1, 2001 and believes implementation will not be material to the financial statements.

In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25 (FIN 44) establishes guidance for the accounting for stock option grants or modifications to existing stock option grants made after June 30, 2000. The adoption of the provisions of FIN 44 did not have a material effect on the financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The adoption of SAB 101 did not have a material effect on the Company's financial position or results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To the extent the Company borrows under its credit facilities, the Company would be exposed to market risk related to changes in interest rates. At December 31, 2000, the Company had $2,598,000 outstanding under the Company's credit facilities. See Note 2 to the Company's Consolidated Financial Statements for further discussion of the Company's accounting policies for financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Index to Consolidated Financial Statements" for a listing of the consolidated financial statements submitted as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

Name                     Age      Position
----                     ---      --------
Martin Krasner           59       Acting President, Acting Chief Executive Officer and
                                  Consultant to the Board of Directors

Anthony P. Shutts        37       Chief Financial Officer, Secretary and Director

Gary Ruhlen              38       Chief Operating Officer

Gerald A. Margolis       70       Director

F. Rene Alvarez          61       Director

Marty Schaeffer          53       Director

All directors hold office until the next meeting of the shareholders of the Company and until their successors are qualified and elected. Executive officers of the Company are appointed by the Board of Directors and serve at the discretion of the Board. All executive officers devote full time to the Company.

Mr. Martin Krasner, Acting President and Chief Executive Officer and Consultant to Board of Directors and President and Chief Executive Officer of Krasner Group, Inc.

Mr. Krasner, 59, is the founder, President and CEO of Krasner Group, Inc., a wholly-owned subsidiary of The L.L. Knickerbocker Co., Inc. Previously, he was President of Monet Jewelers, Inc., where he was employed for twenty years. In 1983, Mr. Krasner transferred to Izod, Ltd. (Izod and Monet each were subsidiaries of General Mills, Inc. at the time), where he was appointed President of the Izod Lacoste Accessories Division and subsequently President of the Izod Lacoste Golf and Tennis Division as well. He left Izod in 1985 to start Krasner Group. Krasner Group, Inc. was acquired in 1996 by The L.L. Knickerbocker Co., Inc. Mr. Krasner holds a BA degree in Economics (1963) from Cornell University and an MBA in Business Administrations and Policy (1970) from Bernard Baruch College. He serves on the Board of Directors of both National Mother's Day Committee and National Father's Day Committee.

Mr. Anthony P. Shutts, C.P.A., Chief Financial Officer, Secretary, and Director

Mr. Shutts, 37, was hired as a consultant to the Company on April 1, 1993. Mr. Shutts became a full-time employee of the Company on July 1996. He is a certified public accountant with over 13 years experience in public accounting, most notably with Deloitte & Touche from 1986 to 1991, specializing in emerging companies. Mr. Shutts holds a Bachelors Degree in Business Administration and a Master's Degree in Taxation, both from the University of Southern California. Currently, Mr. Shutts serves as Chief Financial Officer of the Company, overseeing the financial matters of the Company and performing the general functions of CFO.

Mr. Gary Ruhlen, Chief Operating Officer

Mr. Ruhlen, 38, was added to the Company management team in April 2000. He has over 13 years of experience in operations and marketing with both domestic and international companies, 8 of those years in executive management. Mr. Ruhlen holds a Master's degree in business administration with a specialization in finance and marketing and a Bachelor's degree in finance, both from California State University, Long Beach. Mr. Ruhlen is very familiar with the Company as he served as the Executive Vice President from 1992 to 1995. Mr. Ruhlen's responsibilities included most of the operations and financial activities, including spearheading the Company's initial public offering in January 1995. Mr. Ruhlen's recent work experience includes working from 1996 to 2000 with Financial Processing Systems of Santa Ana, California as their Executive Vice President and General Manager. Financial Processing Systems was in the business of software development and Internet services. Mr. Ruhlen managed all operational and sales functions. Prior to his first three years at the Company, Mr. Ruhlen worked as Marketing Representative at Capital Associates Portfolio Company in Long Beach and also the Nippondenso Company in Long Beach where he worked as a Senior Account Manager, managing a Toyota Motor Corporation O.E.M. account.

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

Mr. Marty Schaeffer, Director

Mr. Schaeffer, 54, was appointed to the Board of Directors in September 1999. Mr. Schaeffer was a Regional Vice President of Circuit City Stores from 1992 until 2000. He worked as store manager for Sears Roebuck & Co. from 1965 to 1979, as Senior Vice President of Triangle Building Centers from 1980 to 1988, as Senior Vice President of Home Base, Inc. from 1989 to 1990, and as Executive Vice President of the Company in 1991. He received a B.A. from Lehigh University in 1968 and an M.B.A. from Rochester Institute of Technology in 1983.

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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended December 31, 2000, its officers, directors, and greater-than-10% stockholders complied with all Section 16(a) filing requirements, with the exception of: (i) Louis L. Knickerbocker, whose Form 5 for 1999 for multiple transactions is in the process of being prepared and filed; (ii) Tamara Knickerbocker, whose Form 5 for multiple transactions is being prepared and filed; and (iii) Anthony P. Shutts, whose Form 5 for one transaction is in the process of being prepared and filed.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning annual, long-term and other compensation received during the last three completed fiscal years and to be received by (i) the Chief Executive Officer of the Company, and (ii) the Company's four most highly compensated executive officers whose annual salary and bonus compensation exceeded $100,000:


                           SUMMARY COMPENSATION TABLE


                                                                                         Long-Term
                                                                                        Compensation
                                                        Annual Compensation              Securities
Name and Principal                     Fiscal        ---------------------------          underlying             All Other
Position                                Year          Salary             Bonus          options/SARs (1)       Compensation (2)
                                       ------        ---------         ---------        ----------------       ----------------
Louis L. Knickerbocker,                 2000         $ 236,769               N/A
   Chairman and CEO (5)                 1999         $ 304,153               N/A           400,250(1)(3)         $  33,042
                                        1998         $ 300,000         $ 200,000           825,000               $  92,733

Martin Krasner,                         2000         $ 244,785               N/A                                       N/A
  Acting President and CEO              1999         $ 239,649               N/A               N/A               $     200
   and Consultant to                    1998         $ 235,784               N/A               N/A               $     200
   Board of Directors


Anthony P. Shutts                       2000         $ 136,000               N/A               250               $     200
   Chief Financial Officer              1999         $ 130,483               N/A           174,250(4)            $     225
   and Corporate Secretary              1998         $ 130,979         $  72,939           205,000                     N/A

Gary Ruhlen                             2000         $ 116,962               N/A               250               $     117
  Chief Operating Officer               1999               N/A               N/A               N/A                     N/A
                                        1998               N/A               N/A               N/A                     N/A

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

(5) Mr. Knickerbocker ceased to be Chairman and Chief Executive Officer as of September 2000.

COMPENSATION OF DIRECTORS

Directors holding salaried positions with the Company do not receive compensation for their services as a director. All other directors receive a fee of $500 per meeting attended and reasonable travel expenses.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

In 1996, the Company entered into employment agreements with Louis L. Knickerbocker, its former Chairman, Chief Executive Officer and President and Anthony P. Shutts, its Chief Financial Officer and Corporate Secretary. The respective terms of the employment agreements were five years each. The agreements were subject to early termination by the Company under certain conditions, including breach of the agreement, fraud by the employee, and/or breach of fiduciary duty owed to the Company by the employee. The Company has the right to extend the terms of each employment agreement for an additional five years each upon written notice to the respective employee. Under the agreements, each of the employees agrees to devote his or her full time and effort to the business affairs of the Company and to use his or her best efforts to promote the best interests of the Company. Mr. Knickerbocker tendered his resignation as Chairman, Chief Executive Officer, and President in September of 2000 but remained in a sales and product development capacity with the Company until December 31, 2000.

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

During the first year, the employment agreements called for Mr. Knickerbocker to receive an annual base salary of $300,000 and for Mr. Shutts to receive an annual base salary of $120,000. In addition to their respective base salaries, Mr. Knickerbocker, Mr. Krasner and Mr. Shutts were eligible to receive an annual bonus in an amount to be determined by a compensation committee and ratified by the Board of Directors out of a Management Bonus Fund up to a maximum of 10% of the greater of pretax income or operating profits of the Company and were entitled to receive certain stock options from the Company's stock option plans previously adopted by the Company. See "Stock Option Plans."

Effective June 23, 2000, the Company entered into an agreement with Martin P. Krasner as an addendum to his existing employment agreement with Krasner Group, Inc., a wholly owned subsidiary of the Company. The agreement provides that in addition to Mr. Krasner's duties as Chief Executive Officer of Krasner Group, Inc., he will serve as a consultant to the Company's Board of Directors and as Acting Chief Executive Officer of the Company. It provides that at certain times Mr. Krasner may elect to become President and Chief Executive Officer of the Company for a term of three years with no addition to the salary which is paid by Krasner Group, Inc. The agreement is subject to early termination by the Company.

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


                        OPTION GRANTS IN LAST FISCAL YEAR


                                            Individual Grants(1)
                               --------------------------------------------------
                                                                                                            Potential Realizable
                                                 Percent of                                                   Value at Assumed
                                                Total Options                                                  Annual Rates of
                                                 Granted to                                                      Stock Price
                                                  Employees         Exercise or                                 Appreciation
                               Options            in Fiscal          Base Price         Expiration            for Option Term(5)
Name                           Granted           Year 1999(2)      (per share)(3)         Date(4)               5%           10%
----                           -------          -------------      --------------       ----------          --------      -------
Anthony P. Shutts                250                                  $   0.05             2009                $ 71         $211


(1)     These options were granted pursuant to the Company's ISO Plan.

(2) In fiscal 2000, 11,500 options were granted to employees pursuant to the Company's ISO Plan. This number was used in calculating the percentages in the above table.

(3) All exercise prices are set at 100% of the market value of the Company's stock as of the date of grant.

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

                     AGGREGATED OPTION/SAR EXERCISES IN LAST
                FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES


                                                               Number of securities underlying        Value of unexercised in-the-
                                                                       unexercised                        money options/
                               Shares             Value               options/SARs at                     SARs at fiscal
                           acquired on          realized            fiscal year-end (#)                  year-end ($) (1)
Name                        exercise (#)         ($) (1)      Exercisable        Unexercisable      Exercisable      Unexercisable
----                        ------------         -------      -----------        -------------      -----------      -------------
Anthony P. Shutts                --                --           174,500               250                --                --

(1) Market value of the securities underlying the "in-the-money" options at exercise date or year-end, as the case may be, minus the exercise price of such options.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

The following directors served on the Company's Compensation Committee during the year ended December 31, 2000: Louis L. Knickerbocker, Gerald A. Margolis, and F. Rene Alvarez, Jr. Mr. Knickerbocker was the Chairman, Chief Executive Officer and President of the Company through September of 2000 and Mr. Margolis and Mr. Alvarez are non-employee directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of April 4, 2001 by (i) each director of the Company, (ii) the CEO of the Company and the four most highly compensated executive officers of the Company whose annual salary and bonus compensation exceeded $100,000, (iii) all directors and executive officers as a group, and
(iv) each person known to the Company to own beneficially more than 5% of the outstanding shares of common stock:

Name and Address of                   Amount and Nature            Percent
Beneficial Owner(1)                of Beneficial Ownership         of Class
--------------------               -----------------------         --------
Anthony P. Shutts                         174,650(2)                   *
Gerald Margolis                           219,500(3)                   *
Martin Krasner                            181,527(6)                   *
F. Rene Alvarez, Jr.                       30,000(4)                   *
Marty Schaeffer                             1,000                      *
Directors and Executive
  Officers as a Group                     606,677(5)

*       Less than 1.0% of the outstanding common stock as of April 4, 2001.

(1) The address for all persons listed is c/o The L.L. Knickerbocker Co., Inc., 25800 Commercentre Drive, Lake Forest, CA 92630.

(2) Includes 174,250 shares issuable upon the exercise of stock options exercisable within 60 days of April 4, 2001 under the Company's ISO Plan.

(3) Includes 70,000 shares issuable upon the exercise of stock options exercisable within 60 days of April 4, 2001 under the Company's ISO Plan.

(4) Includes 20,000 shares issuable upon the exercise of stock options exercisable within 60 days of April 4, 2001 under the Company's ISO Plan.

(5) Includes 263,750 shares issuable upon the exercise of stock options exercisable within 60 days of April 4, 2001 under the Company's ISO Plan.

(6) Includes 88,292 shares issuable upon the exercise of stock options exercisable within 60 days of April 4, 2001 under the Company's ISO Plan.

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

During 2000, Mr. Knickerbocker conveyed 500 stock options in Pure Energy Corporation to the Company as a partial payment on the outstanding balance on the loan due the Company. Mr. Knickerbocker was given $250,000 in credit for the payment.

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

(a)(2) Schedule II - Valuation and Qualifying Accounts appears on page 61 of this report. All other schedules have been omitted as they are not applicable, not required or the information is included in the consolidated financial statements or the notes thereto.

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



                                           The L.L. Knickerbocker Co., Inc.
                                           (Registrant)


Date: April 14, 2001 By:                    /S/   Anthony P. Shutts
                                            -----------------------------------
                                            Anthony P. Shutts
                                            Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                                         Title                                       Date
---------                                                         -----                                       ----
  /S/ Anthony P. Shutts                         Chief Financial Officer, Secretary                      April 14, 2001
----------------------------------------        and Director
      Anthony P. Shutts                         (Principal Financial and Accounting Officer)


  /S/  Gerald A. Margolis                       Director                                                 April 14, 2001
----------------------------------------
       Gerald A. Margolis


  /S/  F. Rene Alvarez, Jr.                     Director                                                 April 14, 2001
----------------------------------------
       F. Rene Alvarez, Jr.


  /S/  Marty Schaeffer                          Director                                                 April 14, 2001
----------------------------------------
       Marty Schaeffer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                        PAGE
                                                                                        ----
Independent Auditors' Report                                                             34

Consolidated Balance Sheets as of December 31, 2000 and 1999                             35

Consolidated Statements of Operations for the Years Ended
   December 31, 2000, 1999 and 1998                                                      36

Consolidated Statements of Comprehensive Income/Loss for the
   Years Ended December 31, 2000, 1999 and 1998                                          37

Consolidated Statements of Stockholders' Equity (Deficit) for the
   Years Ended December 31, 2000, 1999 and 1998                                          38

Consolidated Statements of Cash Flows for the
   Years Ended December 31, 2000, 1999 and 1998                                          39

Notes to Consolidated Financial Statements                                               41

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of The L.L. Knickerbocker Co., Inc.:

We have audited the accompanying consolidated balance sheets of The L.L. Knickerbocker Co., Inc. (debtor-in-possession) and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The L.L. Knickerbocker Co., Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

/s/ DELOITTE & TOUCHE LLP

April 12, 2001
Costa Mesa, California

THE L.L. KNICKERBOCKER CO., INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2000 AND 1999


                                                                                 2000                     1999
                                                                             ------------             ------------
ASSETS
CURRENT ASSETS:

Cash and cash equivalents                                                    $  2,488,000             $  1,510,000
Restricted cash                                                                   135,000                  312,000
Accounts receivable, less allowance for
  doubtful accounts of $589,000 (2000)
   and $2,486,000 (1999)                                                        4,501,000                6,654,000
Inventories, net                                                                3,614,000                4,655,000
Prepaid expenses and other current assets                                         842,000                1,578,000
                                                                             ------------             ------------
            Total current assets                                               11,580,000               14,709,000

PROPERTY AND EQUIPMENT, net                                                     2,527,000                4,501,000
INVESTMENTS                                                                     2,048,000                3,675,000
GOODWILL, net of accumulated amortization
  of $1,374,000 (2000) and $1,848,000 (1999)                                    1,171,000                2,943,000
OTHER ASSETS                                                                      816,000                  758,000
                                                                             ------------             ------------
                                                                             $ 18,142,000             $ 26,586,000
                                                                             ============             ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES NOT SUBJECT TO COMPROMISE:

Accounts payable                                                             $  4,737,000             $  4,244,000
Accrued expenses                                                                1,468,000                1,473,000
Notes payable                                                                   2,240,000                2,563,000
Commissions and royalties payable                                                 958,000                1,577,000
Interest payable                                                                  374,000                  113,000
Current portion of long-term debt                                                 302,000                  176,000
Income taxes payable                                                              133,000                  164,000
                                                                             ------------             ------------
            Total current liabilities not subject to compromise                10,212,000               10,310,000

LONG-TERM DEBT NOT SUBJECT TO COMPROMISE, less current portion                    358,000                  417,000
LIABILITIES SUBJECT TO COMPROMISE UNDER REORGANIZATION PROCEEDING               9,074,000               13,484,000
                                                                             ------------             ------------
            Total liabilities                                                  19,644,000               24,211,000


COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY (DEFICIT):

Preferred Stock, no par value, authorized shares - 10,000,000;
   none issued and outstanding                                                         --                       --
Common stock, no par value, authorized shares-100,000,000;
   issued and outstanding shares - 46,987,728 (2000)
   and 43,727,354 (1999)                                                       41,637,000               41,397,000
Additional paid-in capital                                                      6,012,000                6,012,000
Accumulated deficit                                                           (44,551,000)             (41,157,000)
Accumulated other comprehensive loss                                           (4,600,000)              (3,877,000)
                                                                             ------------             ------------
            Total stockholders' equity (deficit)                               (1,502,000)               2,375,000
                                                                             ------------             ------------
                                                                             $ 18,142,000             $ 26,586,000
                                                                             ============             ============



See Independent Auditor's Report and Notes to Consolidated Financial Statements

THE L.L. KNICKERBOCKER CO., INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                               2000                1999                1998
                                                           ------------        ------------        ------------
Net sales                                                  $ 30,345,000        $ 42,165,000        $ 60,427,000
Cost of sales                                                17,429,000          25,155,000          29,383,000
                                                           ------------        ------------        ------------

Gross profit                                                 12,916,000          17,010,000          31,044,000

Advertising expense                                             846,000           2,630,000          14,196,000
Selling expense                                               3,858,000           7,219,000           7,029,000
General and administrative expense                           10,780,000          15,577,000          26,196,000
Write-down of goodwill                                        1,255,000                               1,000,000
Write-down of property and equipment                          1,182,000
Restructuring charge                                                 --                  --           2,991,000
                                                           ------------        ------------        ------------

Operating loss                                               (5,005,000)         (8,416,000)        (20,368,000)

Loss on equity method investments                                    --                  --           1,347,000
Other income (expense), net                                     111,000            (235,000)             47,000
Interest expense                                                745,000           1,814,000           3,658,000
                                                           ------------        ------------        ------------
Loss before reorganization items, minority interest,
  income tax expense, and extraordinary item                 (5,639,000)        (10,465,000)        (25,326,000)
Reorganization items                                          1,080,000             672,000                  --
                                                           ------------        ------------        ------------
Loss before minority interest,  income tax
  expense and extraordinary item                             (6,719,000)        (11,137,000)        (25,326,000)
Minority interest in income of subsidiary                            --                  --            (274,000)
Income tax expense                                               30,000              75,000           3,663,000
                                                           ------------        ------------        ------------

Loss before extraordinary item                               (6,749,000)        (11,212,000)        (28,715,000)

Extraordinary gain on extinguishment of debt                  3,355,000
                                                           ------------        ------------        ------------
Net loss                                                   $ (3,394,000)       $(11,212,000)       $(28,715,000)
                                                           ============        ============        ============

Basic and diluted (loss) income per common share:
  Loss before extraordinary item                           $      (0.14)       $      (0.33)       $      (1.46)
  Extraordinary item                                       $       0.07
                                                           ------------        ------------        ------------
  Net loss                                                 $      (0.07)       $      (0.33)       $      (1.46)
                                                           ============        ============        ============

Weighted-average common shares used in
  computing net loss per share:
  Basic and diluted                                          46,697,387          34,290,701          19,630,175
                                                           ============        ============        ============


See Independent Auditor's Report and Notes to Consolidated Financial Statements

THE L.L. KNICKERBOCKER CO., INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                    2000                 1999                1998
                                                 ------------        ------------        ------------
Net Loss                                         $ (3,394,000)       $(11,212,000)       $(28,715,000)

Other comprehensive income (loss):

  Unrealized loss on investment                  $   (145,000)       $         --        $         --
  Foreign currency translation adjustments           (578,000)           (221,000)          1,575,000
                                                 ------------        ------------        ------------
Comprehensive loss                               $ (4,117,000)       $(11,433,000)       $(27,140,000)
                                                 ============        ============        ============



See Independent Auditors' Report and Notes to Consolidated Financial Statements

THE L.L. KNICKERBOCKER CO., INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                                                                      Accumulated
                                                Common Stock             Additional                      other
                                            -------------------------      paid-in     Accumulated   comprehensive
                                             Shares         Amount         capital        deficit     income (loss)     Total
                                            ----------   ------------   ------------   ------------  --------------  ------------
BALANCE, December 31, 1997                  18,754,693   $ 27,282,000   $  3,904,000   ($ 1,230,000)  ($ 5,231,000)  $ 24,725,000
Cashless exercise of stock options              72,364             --             --             --             --             --
Cancelation of shares received in
  payment of receivable from shareholder      (200,000)      (150,000)            --             --             --       (150,000)
Issuance of stock options to nonemployee            --            --           5,000             --             --          5,000
Issuance of common stock in
  connection with Krasner Group, Inc.
  acquisition                                  394,389        620,000             --             --             --        620,000
Issuance of common stock in
 connection with Georgetown Collection,
 Inc.acquisition                               250,000        258,000             --             --             --        258,000
Issuance of common stock in connection
 with convertible debentures                 1,387,863      2,747,000       (268,000)            --             --      2,479,000
Issuance of stock purchase warrants in
  connection with convertible debentures            --             --        228,000             --             --        228,000
Discount on convertible
 debenture offering                                 --             --      1,170,000             --             --      1,170,000
Increase as a result of Ontro, Inc.'s
 sale of stock, net of income taxes                 --             --      1,073,000             --             --      1,073,000
Foreign currency translation gain                                                                        1,575,000      1,575,000
Net loss                                            --             --             --    (28,715,000)                   (28,715,000)
                                            ----------   ------------   ------------   ------------   ------------   ------------

BALANCE, December 31, 1998                  20,659,309     30,757,000      6,112,000    (29,945,000)    (3,656,000)     3,268,000
Issuance of common stock in connection
 with Krasner Group, Inc. acquisition          441,007        220,000             --             --             --        220,000
Issuance of common stock in connection
 with Georgetown Collection, Inc.
 acquisition                                   157,996         89,000             --             --             --         89,000
Issuance of common stock in connection
 with convertible debentures                22,469,042     10,331,000       (100,000)            --             --     10,231,000
Foreign currency translation loss                                                                         (221,000)      (221,000)
Net loss                                            --             --             --    (11,212,000)                  (11,212,000)
                                            ----------   ------------   ------------   ------------   ------------   ------------

BALANCE, December 31, 1999                  43,727,354     41,397,000      6,012,000    (41,157,000)    (3,877,000)     2,375,000
Issuance of common stock in
 connection with convertible debentures      3,260,374        240,000             --             --             --        240,000
Unrealized loss on investment                       --             --             --             --       (145,000)      (145,000)
Foreign currency translation loss                   --             --             --             --       (578,000)      (578,000)
Net loss                                            --             --             --     (3,394,000)            --     (3,394,000)
                                            ----------   ------------   ------------   ------------   ------------   ------------
BALANCE, December 31, 2000                  46,987,728   $ 41,637,000   $  6,012,000   ($44,551,000)  ($ 4,600,000)  ($ 1,502,000)
                                            ==========   ============   ============   ============   ============   ============

See Independent Auditors' Report and Notes to Consolidated Financial Statements

THE L.L. KNICKERBOCKER CO., INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                 2000            1999           1998
                                                              ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $ (3,394,000)  $(11,212,000)  $(28,715,000)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                  1,386,000      1,875,000      3,056,000
  Expense related to issuance of stock options,
      warrants and common stock                                         --             --        491,000
  Deferred income taxes                                                 --             --      3,451,000
  Gain on sale of equipment                                         12,000             --             --
  Extraordinary gain on extinguishment of debt                  (3,355,000)            --             --
  Write-down of property and equipment                           1,182,000             --             --
  Gain on sale of investment                                        15,000        (31,000)      (769,000)
  Loss on equity method investments                                     --             --      1,347,000
  Loss on disposition of fixed assets                                   --        232,000        290,000
  Restructuring charge                                                  --             --      2,342,000
  Write-down of goodwill                                         1,255,000             --      1,000,000
  Minority interest                                                     --             --       (274,000)
  Amortization of debt discount                                     60,000        541,000      1,005,000
  Provision for loss on accounts receivable                        100,000      1,785,000      2,341,000
  Provision for loss on stockholder receivable                          --      1,088,000             --

Changes in operating accounts:
  Accounts receivable                                            2,053,000        (74,000)    (2,685,000)
  Inventories                                                    1,121,000      6,047,000       (384,000)
  Prepaid expenses and other current assets                        736,000      1,167,000      4,741,000
  Other assets                                                    (198,000)       177,000        634,000
  Accounts payable and accrued expenses                            832,000     (5,699,000)     5,032,000
  Commissions and royalties payable                               (619,000)       209,000        617,000
  Income taxes payable                                             (31,000)      (115,000)       156,000
  Due to former shareholders of Krasner Group, Inc.                               (60,000)            --
  Operating payables subject to compromise under
      Reorganization Proceeding                                   (106,000)     6,294,000             --
                                                              ------------   ------------   ------------
     Net cash provided by (used in) operating activities         1,049,000      2,224,000     (6,324,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property, plant and equipment                     (791,000)      (750,000)    (1,429,000)
Proceeds from sales of property and equipment                      144,000         96,000         21,000
Receivable from stockholder                                             --        (16,000)       161,000
Proceeds from sales of investment                                  666,000         55,000        818,000
Advances to investees                                                   --             --       (564,000)
                                                              ------------   ------------   ------------
     Net cash provided by (used in) investing activities            19,000       (615,000)      (993,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on line of credit                       (373,000)        12,000        674,000
(Increase) decrease in restricted cash                             177,000         (2,000)       (60,000)
Payments on long-term debt                                        (103,000)      (173,000)      (347,000)
Proceeds from borrowings on long-term debt                         177,000             --         45,000
Deferred debt issue costs                                               --             --       (427,000)
Proceeds from issuance of convertible debentures                        --             --      7,000,000
Net (payments) borrowings on stockholder loan                           --             --       (248,000)
                                                              ------------   ------------   ------------
     Net cash (used in) provided by financing activities          (122,000)      (163,000)     6,637,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH                             32,000       (135,000)       787,000
                                                              ------------   ------------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                          978,000      1,311,000        107,000

CASH AND CASH EQUIVALENTS, beginning of year                     1,510,000        199,000         92,000
                                                              ------------   ------------   ------------

CASH AND CASH EQUIVALENTS, end of year                        $  2,488,000   $  1,510,000   $    199,000
                                                              ============   ============   ============


See Independent Auditors' Report and Notes to Consolidated Financial Statements

THE L.L. KNICKERBOCKER CO., INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (CONTINUED)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-


                                        2000             1999             1998
                                     ----------       ----------       ----------
Cash paid during the year for:
  Interest                           $  313,000       $  707,000       $1,218,000
                                     ==========       ==========       ==========
  Income taxes                       $   60,000       $  157,000       $   56,000
                                     ==========       ==========       ==========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY:

During the year ended December 31, 2000, the Company transferred shares of its investment in Pure Energy Corporation, with a carrying value of $801,000 at the time of transfer, to holders of convertible debentures in settlement of $3,692,000 principal amount of convertible debentures plus accrued interest of $464,000. The remaining amount of $459,000 due the holders of convertible debentures is included in liabilities subject to compromise.

During the year ended December 31, 2000 and 1999, $219,000 and $9,850,000 of convertible debentures and $21,000 and $406,000 of accrued interest, respectively, was converted to common stock.

During the year ended December 31, 2000, the Company financed the acquisition of property and equipment through borrowings on long-term debt of $51,000.

During the year ended December 31, 1999, the Company issued 441,007 shares of common stock to satisfy obligations of $220,000 due former shareholders of Krasner Group, Inc.

During the year ended December 30, 1999, the Company issued 157,996 shares of common stock in payment of liability owed to former Georgetown Collection, Inc. shareholders.



See Independent Auditors' Report and Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


1. REORGANIZATION AND BASIS OF REPORTING

Description of Business - The L.L. Knickerbocker Co., Inc. (LLK) (debtor-in possession) and subsidiaries (collectively, the Company) is in the business of developing and selling celebrity and non-celebrity products which include collectible items such as porcelain and vinyl dolls, teddy bears, figurines, fine and costume jewelry, and other consumer products. The Company's customers include major networks in the home shopping industry, retail and wholesale distributors, and consumers. The dolls, bears and figurines are manufactured by independent manufacturing facilities to the Company's specifications. The fine and costume jewelry is manufactured by the Company and by independent manufacturing facilities. The Company's distribution includes home shopping channels, catalog mailings, direct mailings from customer lists, retail stores, wholesale distributors, and the Internet.

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

Under Chapter 11, actions to enforce claims against LLK are stayed if the claims arose, or are based on events that occurred, on or before the Petition Date, and such claims cannot be paid or restructured prior to the conclusion of the proceedings or approval of the Bankruptcy Court. In addition, under the Bankruptcy Code, LLK may elect to assume or reject certain prepetition leases, employment contracts, service contracts and other unexpired executory prepetition contracts, all subject to Bankruptcy Court approval. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. Liabilities subject to compromise (Note 11) in the accompanying consolidated balance sheet represent the Company's estimate of liabilities as of December 31, 2000, subject to adjustment in the reorganization process. At December 31, 2000, LLK continued to accrue, but not pay, interest on secured debt at the contractual interest rate although principal payments were suspended. On January 26, 2001, the Company entered into a forbearance agreement and has begun making principal and interest payments thereunder.

The accompanying consolidated financial statements have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities Under The Bankruptcy Code" (SOP-90-7) and have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's recurring losses from operations, the Chapter 11 filing and circumstances relating to this event, raise substantial doubt about the Company's ability to continue as a going concern. A plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities that may be necessary as a consequence of a plan of reorganization. The Company's ability to continue as a going concern is contingent upon, among other things, its ability to formulate a plan of reorganization that will be confirmed by the Bankruptcy Court, to achieve satisfactory levels of profitability and cash flow from operations, and obtain financing sources to meet future obligations.

The Company filed a Plan of Reorganization and Disclosure Statement with the Bankruptcy Court on March 30, 2000. The Bankruptcy Court scheduled a hearing on the Disclosure Statement for May 5, 2000 and approved the Disclosure Statement. Although the Disclosure Statement was approved, the underlying Plan of Reorganization was withdrawn and the Company is now in the process of formulating and negotiating a revised Plan of Reorganization. The Plan of Reorganization previously filed was withdrawn by the Company when it became apparent that the Company could not raise the capital necessary under the Plan of Reorganization to fulfill the obligation to unsecured creditors. The Plan of Reorganization is subject to confirmation by the Bankruptcy Court and the requisite vote of impaired creditors and stockholders. The Company is also taking measures to obtain a new secured lender to refinance the existing secured liabilities. The Company believes that its ongoing operating cash flow and proceeds from sale of investments should enable the Company to meet liquidity requirements until substitute financing is obtained. However, notwithstanding all of the events and circumstances described above, there is substantial uncertainty with respect to the Company's liquidity. The Company's ability to meet its obligations as they come due and successfully emerge from Chapter 11 is contingent upon, among other things, its ability to finalize a Plan of Reorganization that will ultimately be confirmed by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (CONTINUED)


the Bankruptcy Court, to achieve satisfactory levels of profitability and cash flow from operations, and obtain financing sources to meet future obligations.

The Company believes it has sufficient resources to cure executory contract defaults and to pay all claims arising in the "Gap" period between the Petition Date and the Conversion Date.

Certain subsidiaries were not included in the Chapter 11 filings. Condensed financial statements of the entity in reorganization are presented herein.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications - Certain amounts previously reported have been reclassified to conform to the 2000 financial statement presentation.

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

Basis of Presentation - The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less and with an insignificant interest rate risk to be cash equivalents.

Restricted Cash - Restricted cash represents funds deposited with a financial institution to serve as collateral for a line of credit.

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

Investments - Investments in the common stock of unconsolidated entities (Note
8) in which the investee's stock value is not readily determinable is accounted for using the cost method of accounting. The Company accounts for its investment in Ontro, Inc. (Note 8) as available-for-sale securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities".

Long-Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In accordance with SFAS No. 121, long-lived assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. Pursuant to SFAS No. 121 and concurrent with the Company's development of a Plan of Reorganization, the Company has determined that the estimated future undiscounted cash flows were below the carrying value of long-lived assets in the fine jewelry segment. Accordingly, during the year ended December 31, 2000, the Company wrote down a total of $2,437,000 in long-lived assets, of which $1,255,000 and $1,182,000 related to goodwill and fixed assets, respectively. The estimated future cash flows were based upon the expected course of action pursuant to the Plan of Reorganization. During the year ended December 31, 1998, the Company recorded an aggregate impairment charge related to long-lived assets of $2,433,000 ($1,433,000 relates to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (CONTINUED)


Georgetown Collection, Inc. (Note 4) and $1,000,000 relates to Krasner Group, Inc.), of which $1,524,000 and $909,000 related to goodwill and fixed assets, respectively.

Intangible Asset - Excess of cost over net assets acquired (goodwill), which arose from the acquisition of certain entities is being amortized on a straight-line basis over 10 years.

Deferred Debt Issuance Costs - Deferred debt issuance costs which are included in other assets, relate to the issuance of Convertible Debentures (Note 10). These costs were fully amortized at December 31, 2000 ($60,000, net of $1,741,000 of accumulated amortization, at December 31, 1999). Upon conversion of the Convertible Debentures, any portion of the deferred debt issuance costs not previously amortized was recorded as a decrease to additional paid-in capital on the conversion date.

Revenue Recognition - Revenues from sales of products are recognized when merchandise is shipped to customers. The Company offers credit to its customers and performs ongoing credit evaluations of its customers.

Reorganization Items - Professional fees and expenditures directly related to the Chapter 11 filing are classified as reorganization items and are expensed as incurred. Reorganization items for the years ended December 31, 2000 and 1999 consisted primarily of professional fees, partially offset by interest income earned. Cash paid for reorganization items during the year ended December 31, 2000 and 1999 amounted to $561,000 and $638,000, respectively, net of interest income.

Pursuant to SOP 90-7, interest expense is reported only to the extent that it will be paid during the bankruptcy proceeding or that it is probable that it will be an allowed claim.

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

Fair Value of Financial Instruments - SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (CONTINUED)


instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At December 31, 2000, management believes that the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term debt approximates fair value because of the short maturity of these financial instruments. Management also believes the carrying amount of long-term debt approximates fair value as the underlying interest rates approximate market rates.

Recent Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company will implement SFAS No. 133 on January 1, 2001 and believes the implementation will not have a material effect on the financial statements.

In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25 (FIN 44) establishes guidance for the accounting for stock option grants or modifications to existing stock option grants made after June 30, 2000. The adoption of the provisions of FIN 44 did not have a material effect on the financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The adoption of SAB 101 did not have a material effect on the Company's financial position or results of operations.

Condensed Financial Statements - In accordance with SOP 90-7, the debtor entity, LLK, is required to present condensed financial statements for the year ended December 31, 2000 (Note 20).

3. ACQUISITION

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (CONTINUED)


Effective October 29, 1999, the Company sold the inventory, trademarks and certain other assets related to the Georgetown brand of collectible dolls for an aggregate sale price of $1.2 million. Net proceeds to the Company after deducting costs associated with the transaction were approximately $1.1 million, $192,000 of which was included in prepaid expenses and other current assets at December 31, 1999. The sale resulted in a net gain to the Company of approximately $182,000, which was included in other income in 1999.

4. RESTRUCTURING CHARGE

In the fourth quarter of 1998, the Company recorded a restructuring charge of $2,991,000, related to the consolidation of GCI into the Company's California facility and the outsourcing of fulfillment for these brands. This charge includes $2,342,000 for write-downs of certain long-lived assets, including goodwill; $500,000 for lease termination payments, net of estimated sub-lease income; and $149,000 for employee severance and termination benefits. The work force reductions anticipated under this plan, 13 and 31 of which occurred in 1999 and 1998, respectively, totaled 44 positions in general sales and office administrative functions and warehouse-related areas. The write-down of long-lived assets, resulting from the restructuring of GCI operations, includes the write-down to estimated fair value of fixed assets to be disposed of ($909,000) and elimination of goodwill associated with the GCI acquisition ($1,433,000) due to its nonrecoverability based upon GCI's projected undiscounted cash flows over the remaining amortization period. During the years ended December 31, 1999 and 1998, $68,000 and $81,000, respectively, of the severance and termination benefits were paid. The remaining liability for lease termination costs, is included in liabilities subject to compromise at December 31, 2000.

5. INVENTORIES

At December 31, 2000 and 1999, inventories, including $454,000 and $533,000 of fine jewelry samples, respectively, classified as other long-term assets consist of the following:


                                                         2000               1999
                                                     -----------        -----------
    Finished goods                                   $ 6,030,000        $ 7,471,000
    Work-in-process                                      415,000            494,000
    Raw materials                                      1,085,000          1,303,000
    Reserves for excess and obsolete inventory        (3,462,000)        (4,080,000)
                                                     -----------        -----------
                                                     $ 4,068,000        $ 5,188,000
                                                     ===========        ===========

6. PROPERTY AND EQUIPMENT

        At December 31, 2000 and 1999, property and equipment consist of the following:


                                                  2000               1999
                                              -----------        -----------
     Land, buildings and improvements         $ 1,043,000        $ 2,942,000
     Computer equipment and software            1,039,000            994,000
     Production models, molds and tools         1,463,000          1,835,000
     Autos                                         30,000             71,000
     Office furniture and equipment               525,000            578,000
     Machinery and equipment                      668,000            757,000
                                              -----------        -----------
                                                4,768,000          7,177,000
    Accumulated depreciation                   (2,241,000)        (2,676,000)
                                              -----------        -----------
                                              $ 2,527,000        $ 4,501,000
                                              ===========        ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (CONTINUED)


7. RECEIVABLE FROM STOCKHOLDER

Receivable from stockholder (aggregating $838,000 and $1,088,000 at December 31, 2000 and 1999, respectively) bears interest at the prime rate plus 1% and is payable in installments of $200,000 on March 31, 2000 and September 30, 2000 with any unpaid principal and interest due on April 11, 2001. At December 31, 1999, due to the uncertainty of collectibility of the note, the Company recorded a reserve of $1,088,000 on the outstanding balance. The stockholder did not make any cash payments during 2000 but transferred to the Company 500 options to acquire Pure Energy Corporation stock. The Company agreed to reduce the principal balance of the receivable by $250,000 pending court approval. The value ascribed to the options to acquire Pure Energy Corporation stock was determined to be immaterial and, consequently, no amounts are recorded in the accompanying financial statements for the options.

8. INVESTMENTS

At December 31, 2000 and 1999, the Company had the following equity investments:

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

During 1996, the Company acquired a 38.3% interest in Pure Energy Corporation
(PEC) in exchange for $2 million in cash and the issuance of stock purchase warrants with an ascribed value of $1,875,000 (determined utilizing the Black-Scholes option-pricing model). Additionally, the Company agreed to fund up to $1,000,000 of PEC expenses. Through December 31, 1997 the Company had fulfilled its funding commitment and funded a total of $507,000, which increased the Company's investment to $4,382,000. Effective April 1, 1998, the Company discontinued the application of the equity method of accounting to its investment in Pure Energy Corporation due to the Company's lack of significant influence over the operations of PEC. PEC shares are not publicly traded and the Company's carrying value is therefore stated at original cost less equity method losses accumulated through March 31, 1998. As of December 31, 2000, the Company believes that there has been no permanent diminution in value of the PEC shares.

During the year ended December 31, 1997, the Company recorded a deferred gain of $1,642,000 in connection with the sale of a portion of its investment in PEC with a carrying value of $158,000 in exchange for a note receivable of $1,800,000. The note receivable was collateralized by the underlying securities sold and accrued interest at 7.5% per annum. The note receivable and accrued interest were due and payable on December 30, 1999. As of December 31, 1999, the note was not repaid, and the Company reinstated the $158,000 carrying value of the underlying collateral as an investment and wrote off the note receivable and related deferred gain.

In September 1998, the Company sold a portion of its investment in Pure Energy Corporation with a carrying value of $49,000 for net cash proceeds of $818,000. The sale resulted in a gain to the Company of $769,000, which is included in other income.

During 2000, the Company transferred shares of its investment in Pure Energy Corporation, with a carrying value of $801,000 at the time of transfer, to holders of convertible debentures in settlement of $3,692,000 principal amount of convertible debentures plus accrued interest of $464,000. The transaction resulted in a gain of $3,355,000 which is reflected in the Statement of Operations as an extraordinary item for the year ended December 31, 2000.

In September 1996, the Company purchased an equity interest in Ontro, Inc. (Ontro). The purchase price consisted of $650,000 in cash for 858,673 common shares. The investment provided the Company with a 27.8% common equity interest in Ontro. In May 1998, Ontro successfully completed an initial public offering whereby Ontro received approximately $15 million and issued 3,400,000 shares of its common stock. As a result of the sale of previously unissued shares to the public, the Company's ownership interest in Ontro was reduced to 13.2% and the Company increased the balance of its investment in Ontro to reflect the enhanced value of the Company's equity interest in Ontro. The net increase of $1,073,000 was recorded as a capital transaction, resulting in an increase to the Company's additional paid-in capital account after giving effect to deferred taxes of $715,000. The Company was restricted, until May 1999, from selling its Ontro shares, which had a fair market value at December 31, 1999 of approximately

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (CONTINUED)


$1,932,000, which approximated its carrying value. The Company sold 299,923 shares of its Ontro stock during 2000 resulting in a realized loss of $4,000 included in other income for the year ended December 31, 2000.

During 2000, the Company recorded an unrealized loss on investment of $145,000 related to its Ontro shares, due to a decline in market value of Ontro shares to $824,000 at December 31, 2000.

9. LINE OF CREDIT AND NOTES PAYABLE

Through July 16, 1999, the Company had available to use for working capital purposes and to post letters of credit, a line of credit totaling $15,000,000, subject to certain limits. The line of credit encompassed LLK, GCI, and Krasner Group, Inc. (TKG). Certain credit limits were established for each company. Borrowing availability was determined by an advance rate on eligible accounts receivable and inventory. At the expiration of the line of credit on July 16, 1999, the Company did not have sufficient funds to pay off the line of credit. The Company entered into a forbearance agreement with the financial institution initially extending the general terms of the line of credit until August 30, 1999 and in the event certain conditions were met, until September 20, 1999. The forbearance agreement limited the Company's use of the credit facility to total borrowings of $6,250,000. As a result of the Chapter 7 filing described in Note 1, the financial institution placed the Company's credit facility on an offering basis, effectively reserving the right to discontinue funding the Company at any time. As a result of the Chapter 11 filing (Note 1), all required repayments of principal on the notes payable under the line of credit for LLK and GCI have been suspended, except for certain principal repayments that have been approved by the Bankruptcy Court. As of April 1, 2001, TKG has paid off the balance of their portion of the line of credit debt of $447,000. The Company has entered into an additional forbearance agreement with the Bank that calls for $50,000 monthly payments from January through May of 2001. At June 2001, the Company has the option to pay the Bank $650,000 and extend the due date until September 30, 2001.

At December 31, 2000, the Company had $3,276,000 of cash borrowings outstanding, $2,829,000 of which, representing amounts borrowed under the LLK and GCI sublimits, is classified as subject to compromise in the accompanying consolidated financial statements (Note 11). Borrowings bear interest at the bank's base rate (8.5% at December 31, 2000) plus 4%. The Company has continued to accrue interest at the contractual rate on these notes and in January of 2001 began making the $50,000 payments on the line of credit.

S.L.S. and Harlyn have available lines of credit aggregating 100,000,000 Thai baht (approximately $2,315,000 at December 31, 2000). Outstanding borrowings of $1,793,000 at December 31, 2000 bear interest at rates ranging from 3.5% to 8.25%. Restricted cash of $135,000 and $312,000 at December 31, 2000 and 1999, respectively, secured one such line of credit.

10. CONVERTIBLE DEBENTURES

1998 Debentures - In June 1998, the Company issued Convertible Debentures (the 1998 Debentures) with a face value of $7,000,000 in a private placement to institutional investors. This private placement yielded net proceeds to the Company totaling $6,573,000 after deducting costs associated with issuing the 1998 Debentures. The 1998 Debentures accrue interest at the rate of 6% per annum, payable upon conversion of the related debt. The 1998 Debentures are convertible at the option of the holder into shares of the Company's common stock at the lower of $4.02 or a graduated discounted price ranging from 97% to 90% of an average of the 7 lowest trading days of the 30 consecutive trading days prior to conversion. The discounted price of 90% applies if the investor does not convert prior to the two-year anniversary of the closing date. Through December 31, 2000, the Company issued a total of 20,448,736 shares of its common stock in connection with the conversion of $4,498,000 of the principal amount of the Debentures, plus interest accrued through the conversion date of $238,000.

The 1998 Debentures were subject to an agreement whereby after approval by the shareholders of the Company of the issuance of the 1998 Debentures and the creation of a class of Preferred Stock of the Company, the 1998 Debentures would be exchanged for shares of newly created Preferred Stock of the Company, the terms of which would be substantially similar to that of the 1998 Debentures. However, the 1998 Debenture Holders chose not to exchange the 1998 Debentures for Preferred Stock, citing a "material adverse effect," which was the decline in the price of the Company's common stock. Under the terms of the related agreements the 1998 Debentures matured on December 28, 1998. The Company was unable to repay the 1998 Debenture Holders as of December 31, 2000 and was in default of the 1998 Debenture Agreement. Under the terms of the 1998 Debentures the face amount of the Debentures,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (CONTINUED)


aggregating $2,502,000, was due and payable by the Company. At December 31, 2000 and 1999, the face amount of the 1998 Debentures is classified as liabilities subject to compromise under reorganization proceedings in the accompanying consolidated financial statements (Note 11) after giving effect to the extinguishments as discussed below.

The conversion of the securities at a maximum of 90% of the closing price of the Company's common stock resulted in the 1998 Debentures being issued at a discount (the conversion discount). The Company is recognizing the conversion discount as noncash interest expense over the estimated term of the 1998 Debentures (two years) with a corresponding increase to the original principal amount of the 1998 Debentures. Upon conversion of the 1998 Debentures any portion of the conversion discount not previously recognized is recorded as interest expense on the conversion date. In connection with the issuance of the 1998 Debentures, the Company issued to the investors warrants to purchase 261,194 shares of common stock. The warrants vest as of the grant date with an exercise price of $4.72 per share, which was equivalent to 135% of the fair market value of the Company's common stock at the date of grant and are valid for five years from the date of the grant. The warrants have an ascribed value of $470,000 (determined utilizing the Black-Scholes option-pricing model), which was recorded as debt discount (the warrant discount) and additional paid-in capital. The Company recognized the warrant discount as noncash interest expense over the approximate seven-month term of the securities in 1998. During the years ended December 31, 2000, 1999, and 1998, a total of $60,000, $670,000, and
$2,183,000, respectively, of noncash interest expense was recorded relating to the 1998 Debentures.

1997 Debentures - In September 1997, the Company issued Convertible Debentures (the 1997 Debentures) with a face value of $5,000,000 in a private placement to an institutional investor. This private placement yielded net proceeds to the Company totaling $4,675,000, after deducting costs associated with issuing the 1997 Debentures. The 1997 Debentures accrue interest at the rate of 6% per annum, payable upon conversion of the related debt or at debt maturity of September 7, 2000. The 1997 Debentures are convertible at the option of the holder into shares of the Company's common stock at a graduated discounted price ranging from 97% to 90% of an average of the 7 lowest trading days of the 30 consecutive trading days prior to conversion. The discounted price of 90% applies if the investor does not convert prior to the two-year anniversary of the closing date. As of December 31, 2000, the Company issued a total of 6,044,393 shares of its common stock in connection with the conversion of $3,350,000 of the principal amount of the 1997 Debentures, plus interest accrued through the conversion date of $218,000. At December 31, 2000, the face amount of the 1997 Debentures, aggregating $1,650,000, is classified as subject to compromise in the accompanying consolidated financial statements (Note 11) after giving effect to the extinguishments as discussed below.

The conversion of the notes at a maximum of 90% of the closing price of the Company's common stock resulted in the 1997 Debentures being issued at a discount (the conversion discount). The conversion discount is being recognized by the Company as noncash interest expense over the estimated term of the 1997 Debentures (two years) with a corresponding increase to the original principal amount of the 1997 Debentures. Upon conversion of the 1997 Debentures, any portion of the conversion discount not previously recognized is recorded as interest expense on the conversion date. During the years ended December 31, 2000, 1999 and 1998, a total of $60,439, $317,000 and $786,000, respectively, of noncash interest expense was recorded relating to the 1997 Debentures, including $38,000 in 1999 relating to the additional conversion discount recorded upon conversion.

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

Extinguishment of 1997 and 1998 Debentures - During the year ended December 31, 2000, the Company transferred to debenture holders 9,000 shares of Pure Energy Corporation stock in settlement of $3,693,000 face amount of the 1997 and 1998 convertible debentures, plus accrued interest of $464,000. At December 31, 2000, the aggregate remaining balance due the holders of the 1997 and 1998 Debentures was $459,000. The transaction resulted in an extraordinary gain of $3,355,000, as shown in the statement of operations for the year ended December 31, 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (CONTINUED)


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

The conversion of the notes at 85% of the closing price of the Company's common stock resulted in the Debentures being issued at a discount (the conversion discount). The conversion discount was recognized by the Company as noncash interest expense over the term of the Debentures with a corresponding increase to the original principal amount of the Debentures. Upon conversion of the Debentures any portion of the conversion discount not previously recognized is recorded as interest expense on the conversion date. During the years ended December 31, 1999 and 1998, a total of $6,000 and $73,000, respectively, of noncash interest expense was recorded relating to the Debentures.

11. LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise consist of the following as of December 31, 2000 and 1999:


                                                                   2000              1999
                                                               -----------       -----------
    Secured liabilities - notes payable to bank (Note 9)       $ 2,829,000       $ 2,879,000

    Unsecured liabilities:
         Accounts payable, trade                                 4,402,000         4,454,000
         Commissions and royalties payable                         464,000           797,000
         Convertible debentures (Note 10)                          459,000         4,311,000
         Other payables and accrued expenses                       920,000         1,043,000
                                                               -----------       -----------
                                                               $ 9,074,000       $13,484,000
                                                               ===========       ===========

A plan of reorganization if ultimately approved by the Company's impaired prepetition creditors and stockholders and confirmed by the Bankruptcy Court may materially change the amounts and terms of these prepetition liabilities. Such amounts are estimated as of December 31, 2000, and the company anticipates that claims filed with the Bankruptcy Court by the Company's creditors will require reconciliation to the Company's financial records. The additional liability arising from the finalization of the reconciliation process, if any, is not yet subject to reasonable estimation, and accordingly, no provision has been recorded for these possible claims. The termination of other contractual obligations and the settlement of disputed claims may create additional prepetition liabilities. Such amounts, if any, will be recognized in the consolidated balance sheet as they are identified and become subject to reasonable estimation.

During 2000, the liabilities subject to compromise were decreased due to the extinguishments of convertible debentures, payments made to cure executory contracts, and other miscellaneous court approved payments.

As of December 31, 2000 and 1999, the secured liabilities are classified as liabilities subject to compromise, pending the secured creditor's perfection of UCC filing requirements. Subsequent to December 31, 2000, the secured creditor perfected its security interest and, consequently, subsequent to December 31, 2000, the liabilities were no longer subject to compromise.

12. STOCKHOLDERS' EQUITY

During the year ended December 31, 1996, the Company issued 46,971 warrants as commission in connection with the 1996 convertible debenture offering (Note 10). The warrants vested as of the grant date with an exercise price of $11.87, which was equivalent to the fair market value of the Company's common stock at the date of grant and are valid for five years from the date of grant. The warrants have an ascribed value, determined utilizing the Black-Scholes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (CONTINUED)


option-pricing model of $233,000 which was recorded as deferred debt issue costs and additional paid-in capital. As of December 31, 2000, none of the warrants had been exercised.

In conjunction with an acquisition, the Company issued stock purchase warrants as part of the consideration paid. The following table summarizes the warrants issued and outstanding:


                                                                             Outstanding
                            Warrants                                         at December        Exercise         Expiration
Acquisition                  issued          Exercised         Canceled        31, 2000           Price             Date
-------------------         ---------        ---------         --------      ------------       ---------       --------------
Krasner Group, Inc.          250,628           62,090           70,000          118,538          $   7.75       April 10, 2004

There were no warrants exercised during 1998, 1999, or 2000.

During the year ended December 31, 1998, the Company issued 261,194 warrants in connection with the issuance of the 1998 Debentures (Note 10). The warrants vest as of the grant date with an exercise price of $4.72 per share, which was equivalent to 135% of the fair market value of the Company's common stock at the date of grant and are valid for five years from the date of grant. As of December 31, 2000, none of the warrants had been exercised.

During the year ended December 31, 1998, the Company issued 213,132 warrants in connection with a repurchase agreement with the 1997 Debenture holders. The warrants vest as of the grant date with an exercise price of $3.00 per share, which was equivalent to the fair market value of the Company's common stock at the date of grant and are valid for five years from the date of grant. As of December 31, 2000, none of the warrants had been exercised.

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

The exercise price of any option is established by the Administrator, who is appointed by the Board of Directors, at the time of grant. The exercise price of any NSO's or ISO's granted under the Plan may not be less than 100% of the fair market value of one share of common stock on the date of grant. The exercise price of any ISO granted to an optionee, who owns stock possessing more than 10% of the voting rights of the Company's outstanding shares, must be at least 110% of the fair market value of the shares subject to the option on the date of grant. Options granted under the ISO Plan have a maximum term of 10 years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (CONTINUED)


Option activity under the plans is as follows:


                                                             WEIGHTED-
                                                              AVERAGE
                                        NUMBER OF            PRICE PER
                                         SHARES                SHARE
                                       ----------           ----------
Outstanding, January 1, 1998            2,239,412           $     3.86
Granted                                 2,423,814                 1.29
Exercised                                 (72,398)                4.62
Canceled                               (1,594,143)                4.85
                                      -----------

Outstanding, December 31, 1998          2,996,685           $     1.49
Granted                                   409,250                 0.61
Canceled                                 (587,232)                0.78
                                      -----------

Outstanding, December 31, 1999          2,818,703           $     1.51
Granted                                    11,500                 0.11
Canceled                                 (199,852)                0.64
                                      -----------

Outstanding, December 31, 2000          2,630,351           $     1.57
                                      ===========


At December 31, 2000, 1999 and 1998, 2,618,851, 2,391,703, and 2,215,785 options were exercisable at a weighted average exercise price of $1.58, $1.67, and $1.78, respectively.

Additional information regarding options outstanding as of December 31, 2000 is as follows:


                                            OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
                         ----------------------------------------------------------           ---------------------------------
                                                WEIGHTED AVG.
                                                 REMAINING            WEIGHTED AVG.                               WEIGHTED AVG.
   RANGE OF                 NUMBER              CONTRACTUAL             EXERCISE                NUMBER              EXERCISE
EXERCISE PRICES          OUTSTANDING                LIFE                  PRICE               EXERCISABLE             PRICE
---------------          -----------            -------------         -------------           -----------         -------------
$0.05-$1.00               2,230,688               7.31 years           $     0.67              2,219,188             $   0.67
$3.00-$10.00                399,663               6.49 years           $     6.65                399,663             $   6.65
                          ---------               ----------           ----------              ---------             --------
                          2,630,351               7.19 years           $     1.57              2,618,851             $   1.58

At December 31, 2000, 5,980,487 shares were available for future grants under the Option plans.

The fair value of each option grant was estimated as of the grant date using the Black-Scholes option-pricing model for the years ended December 31, 2000, 1999 and 1998 assuming risk-free interest rates of 5.5%, 6.0% and 5.5%, respectively, volatility of 92%, 112% and 73%, respectively, zero dividend yield, and expected lives of 10 years for all periods. Forfeitures are recognized as they occur. If compensation expense was determined based on the fair value method as prescribed by SFAS 123, beginning with grants in the year ended December 31, 1996, the Company's net loss and net loss per share would have been reduced to the approximate pro forma amounts indicated below for the years ended December 31:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (CONTINUED)



                                           2000                     1999                    1998
                                      --------------          --------------          --------------
Actual net loss                       $   (3,394,000)         $  (11,212,000)         $  (28,715,000)
Pro forma net loss                    $   (3,460,000)         $  (11,589,000)         $  (29,662,000)
Actual net loss per share:
  Basic and diluted                   $        (0.07)         $        (0.33)         $        (1.46)
Pro forma net loss per share:
  Basic and diluted                   $        (0.07)         $        (0.34)         $        (1.51)


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

Minimum annual rental commitments under operating leases are as follows:


            Year ending December 31:
            2001                           $  488,000
            2002                              420,000
            2003                              187,000
            2004                              172,000
            2005                              172,000
            Thereafter                        290,000
                                           ----------
                                           $1,729,000
                                           ==========

Rent expense, including real estate taxes and insurance, for the years ended December 31, 2000, 1999 and 1998 was $643,000, $686,000, and $1,153,000,
respectively.

Contractual Arrangements - The Company has contractual arrangements with several celebrities and other third parties. Under the terms of these contracts, the celebrities and third parties agree to act as spokesperson for their respective products, promote the product, approve the design and make a minimum number of public appearances. The Company is obligated to manufacture a safe product approved by the celebrity, hold the celebrity harmless from liability, maintain specified levels of liability insurance and pay royalties based on a percentage of net wholesale and retail sales. Each contract has a termination clause in the event certain minimum annual sales are not met. In certain instances, the celebrity or other third party has the right to terminate the contract if the minimum sales level is not attained or minimum royalties are not paid for any single year. The contracts generally run from 18 months to 5 years and contain audit clauses, with penalties for errors or omissions.

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

Employment Contracts - The Company has entered into two employment agreements with Company officers with three to five-year terms. The agreements call for aggregate annual compensation of $381,000 and discretionary bonuses of up to 10% of operating income.

Litigation - Plaintiff Michael Elam filed an action in Orange County Superior Court (Case No. 759883) on or about February 16, 1996, against Louis L. Knickerbocker, Tamara Knickerbocker and the Company alleging causes of action for conversion, breach of fiduciary duty, fraud, debitatus assumpsit, intentional interference with contract, constructive

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (CONTINUED)


trust, breach of oral agreement, specific performance, money had and received, open book account and spoliation of evidence. The plaintiff was seeking money damages and/or shares of stock of the Company ranging between $500,000 and $35,000,000 as a result of prior business affiliations with Mr. Knickerbocker, alleging that the Company was liable as a successor-in-interest for the debts of Mr. Knickerbocker's prior companies, and that Mr. Knickerbocker was obligated to allow the plaintiff to participate in the Company when it was created. The defendants vigorously opposed the lawsuit. A motion for summary judgment filed in August 1998 eliminated those causes of action claiming an interest in the company's predecessor, Knickerbocker Creations, Ltd. The case was set for trial on May 24, 1999. The plaintiff ultimately filed a claim in the bankruptcy for $2,500,000. The Company entered into an agreement with the plaintiff to settle the litigation in exchange for shares of Pure Energy Corporation held by the Company with a carrying value of $101,000. The settlement amounts are accrued in the accompanying financial statements as a liability subject to compromise under the reorganization proceeding.

The Company brought claims against State Street Bank and Trust Company ("State Street") in federal district court in Boston, Massachusetts (Civil Action No. 97-12573-NO, U.S. District Court, D. MA) for conversion, breach of contract, unjust enrichment, a declaratory judgment and violation of Massachusetts General Laws, c. 93A arising from State Street's wrongful retention of 72,188 shares of the Company's common stock after the Company's obligations to State Street under a Settlement Agreement of the prior indebtedness of Georgetown Collection, Inc., a subsidiary acquired in 1996, had been paid in full. The stock retained by State Street had an original value of $617,000. State Street denies liability and brought a counterclaim against the Company for breach of contract and specific performance seeking $102,000 in damages, plus attorneys fees and costs. Prior to the bankruptcy proceeding, the Company was in negotiations with State Street to settle the above matter. The Company has settled with State Street and is liable in the amount of $85,000. The Company has received court approval for such settlement. The settlement amounts are accrued in the accompanying financial statements as a liability subject to compromise under the reorganization proceeding.

Finance Authority of Maine, Coastal Enterprises, Inc, and the Southern Maine Economic Development District brought claims in federal district court in Portland, Maine (Civil Action No.98-2235-8, U.S. District Court, D. Maine) for breach of contract, indemnification and specific performance arising from the Company's performance under certain settlement documents following the acquisition of the subsidiary, Georgetown Collection, Inc., in 1996. The plaintiffs are seeking an order requiring the Company to purchase 63,030 shares of the Company's stock previously transferred to plaintiffs for $11.50 per share, plus interest and attorneys fees. The Company answered and denied liability on plaintiffs' claims. The plaintiffs moved for summary judgment. Due to the bankruptcy proceeding, all actions were stayed. The Company has settled with Finance Authority of Maine and Coastal Enterprises in the amounts of $160,000 and $55,000, respectively, and has received court approval for such settlements. The Southern Maine Economic Development District matter is stayed and no settlement has been reached. The settlement amounts are accrued in the accompanying financial statements as a liability subject to compromise under the reorganization proceeding.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (CONTINUED)


14. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt at December 31, 2000 and 1999 consists of:


                                                                       2000                1999
                                                                     ---------          ---------
Building mortgage, interest at 11.0% per annum,
  payable in monthly installments of $7,000, including
  interest, collateralized by real estate                            $ 274,000          $ 370,000

Equipment loan, interest at 7.75% per annum,
  payable in monthly installments of $6,000 including
  interest, collateralized by real estate                              165,000

Automobile leases, interest at 12% per annum,
  payable in monthly installments of $600 including
  interest, collateralized by the automobiles                           19,000

Equipment leases, interest ranging from 4.0% to 24.9%
  per annum, payable in aggregate monthly installments
  of $9,000, including interest, collateralized by equipment         $ 202,000            223,000
                                                                     ---------          ---------
                                                                       660,000            593,000
Less current portion                                                  (302,000)          (176,000)
                                                                     ---------          ---------
                                                                     $ 358,000          $ 417,000
                                                                     =========          =========

Principal payments on long-term debt and capital lease obligations at December 31, 2000 are due approximately as follows:


            Year ending December 31:
            2001                           $302,000
            2002                            143,000
            2003                             86,000
            2004                             45,000
            2005                             44,000
            Thereafter                       40,000
                                           --------
                                           $660,000
                                           ========


15. SIGNIFICANT CONCENTRATIONS AND RISKS

Customer Concentration - During the years ended December 31, 2000, 1999 and 1998, the Company conducted business with one customer whose aggregate net sales volume comprised approximately 44%, 45%, and 25% of the Company's revenues, respectively. A reduction in sales to this customer could adversely impact the financial condition and operations of the Company.

Merchandise Risk - The Company's success is largely dependent on its ability to provide to its customers merchandise that satisfies consumer tastes and demand. Any inability to provide appropriate merchandise in sufficient quantities and in a timely manner could have a material adverse effect on the Company's business, operating results, and financial condition.

Foreign Currency - Approximately 17% of the Company's revenues are derived from subsidiaries operating in Thailand. In an attempt to reduce economic risks associated with devaluations of the Thai baht, the Company's Thailand subsidiaries require their customers to remit payment in U.S. dollars. Included in other income for the years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (CONTINUED)


ended December 31, 2000, 1999 and 1998 is $283,000, $79,000 and $(333,000),
respectively, in transaction gains (losses) associated with this strategy.

16. INCOME TAXES

The provision for income taxes consists of the following for the years ended December 31:


                                                        2000                  1999                  1998
                                                   ------------          ------------          ------------
Current federal and state income taxes             $     30,000          $     40,000          $     99,000
Current foreign taxes                                                          35,000               113,000
Deferred federal and state income taxes                 112,000            (2,701,000)           (9,137,000)
Change in valuation allowance, federal and
   state income taxes                                  (112,000)            2,701,000            12,588,000
                                                   ------------          ------------          ------------
Provision for income taxes                         $     30,000          $     75,000          $  3,663,000
                                                   ============          ============          ============

A reconciliation of the statutory federal rate and the provision for income taxes is as follows:


                                           2000                  1999                  1998
                                      ------------          ------------          ------------
Federal tax at statutory rate         $ (1,178,000)         $ (3,898,000)         $ (8,864,000)
State taxes                                 20,000                26,000               505,000
Goodwill amortization                       74,000                91,000               524,000
Foreign NOL - no benefit                 1,053,000             1,049,000
Foreign tax rate differential                                                         (140,000)
Valuation allowance                          8,000             2,377,000            10,520,000
Non-deductible interest on
     convertible debentures                 42,000               348,000               764,000
Other                                       11,000                82,000               354,000
                                      ------------          ------------          ------------
                                      $     30,000          $     75,000          $  3,663,000
                                      ============          ============          ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (CONTINUED)


Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:


                                                                        2000                  1999
                                                                   ------------          ------------
Deferred tax assets
     Bad debt reserve                                              $    781,000          $    993,000
     Difference between book and tax basis of
        fixed assets and goodwill                                       689,000               881,000
     Uniform capitalization
     Inventory reserves                                                 846,000             1,402,000
     Returns and allowances                                             299,000               253,000
     Pre-acquisition net operating loss carryforward                    876,000             2,370,000
     Post-acquisition net operating loss carryforward                13,009,000            10,356,000
     Difference between book and tax basis of investments               755,000             1,007,000
     State income taxes                                                  11,000                55,000
     Other                                                               98,000               159,000
     Valuation allowance                                            (17,364,000)          (17,476,000)
                                                                   ------------          ------------

Net deferred tax assets                                            $         --          $         --
                                                                   ============          ============


The Company has provided a full valuation allowance on the deferred tax asset at December 31, 2000 and 1999 due to the uncertainty regarding its realization.

At December 31, 2000, the Company has approximately $28,394,000 and $6,546,000 of federal and state net operating loss carryforwards, respectively. Sections 382 and 383 of the Internal Revenue Code of 1986 place certain limitations on the use of these acquired losses. Any net operating loss not utilized will begin expiring in 2010.

Since the Company does not have sufficient taxable income or carry back potential to utilize the deductions generated from the exercise of stock options, approximately $5,889,000 of deductions have not been recorded in the accompanying financial statements. As these losses are utilized in future years, the tax benefit will be recorded to equity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (CONTINUED)


                                          2000                  1999                  1998
                                      ------------          ------------          ------------
Net sales

  Collectible brands                  $ 11,782,000          $ 24,355,000          $ 39,424,000
  Fashion jewelry brands                 9,857,000            10,405,000             9,241,000
  Fine jewelry                           8,706,000             7,405,000            11,762,000
  Corporate                                     --                    --                    --
                                      ------------          ------------          ------------
  Consolidated                        $ 30,345,000          $ 42,165,000          $ 60,427,000

Operating income (loss)
  Collectible brands                  $ (1,434,000)         $ (4,104,000)         $(14,708,000)
  Fashion jewelry brands                   468,000               819,000            (2,638,000)
  Fine jewelry                          (3,067,000)           (3,045,000)              294,000
  Corporate                               (972,000)           (2,086,000)           (3,316,000)
                                      ------------          ------------          ------------
  Consolidated                        $ (5,005,000)         $ (8,416,000)         $(20,368,000)

Interest expense
  Collectible brands                  $         --          $         --          $         --
  Fashion jewelry brands                        --                    --                    --
  Fine jewelry                                  --                    --                    --
  Corporate                                745,000             1,814,000             3,658,000
                                      ------------          ------------          ------------
  Consolidated                        $    745,000          $  1,814,000          $  3,658,000

Depreciation and amortization
  Collectible brands                  $    262,000          $    430,000          $  1,706,000
  Fashion jewelry brands                   548,000               859,000               868,000
  Fine jewelry                             427,000               586,000               482,000
  Corporate                                149,000                    --                    --
                                      ------------          ------------          ------------
  Consolidated                        $  1,386,000          $  1,875,000          $  3,056,000

Capital expenditures
  Collectible brands                  $     37,000          $     80,000          $    456,000
  Fashion jewelry brands                   399,000               264,000               413,000
  Fine jewelry                             355,000               406,000               560,000
  Corporate                                     --                    --                    --
                                      ------------          ------------          ------------
  Consolidated                        $    791,000          $    750,000          $  1,429,000

Total assets
  Collectible brands                  $  5,330,000          $  8,955,000          $ 15,702,000
  Fashion jewelry brands                 3,605,000             3,045,000             2,787,000
  Fine jewelry                           5,990,000             7,968,000            10,431,000
  Corporate                              3,217,000             6,618,000             9,822,000
                                      ------------          ------------          ------------
  Consolidated                        $ 18,142,000          $ 26,586,000          $ 38,742,000

Geographic areas
  Sales to external customers:
    United States                     $ 21,639,000          $ 34,858,000          $ 50,616,000
    Thailand                             8,706,000             7,307,000             9,811,000
                                      ------------          ------------          ------------
    Consolidated                      $ 30,345,000          $ 42,165,000          $ 60,427,000

  Long-lived assets:
    United States                        2,329,000             2,643,000             3,272,000
    Thailand                             1,369,000             4,801,000             5,107,000
                                      ------------          ------------          ------------
    Consolidated                      $  3,698,000          $  7,444,000          $  8,379,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (CONTINUED)


18. EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution plan (401(K) Plan) covering all U.S. employees of the Company who meet eligibility requirements. Matching Company contributions are made based upon a minimum of 2% of participant contributions. During the years ended December 31, 2000, 1999 and 1998, the Company made contributions of $1,600, $3,000 and $5,000, respectively.

19. QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                   First                Second              Third              Fourth
                                                  Quarter              Quarter             Quarter             Quarter
                                                ------------        ------------        ------------        ------------
Year ended December 31, 2000:
     Net sales                                  $  7,194,000        $  8,765,000        $  6,310,000        $  8,076,000
     Gross profit                                  2,978,000           3,826,000           2,490,000           3,622,000
     Net income (loss)                            (1,421,000)           (671,000)          2,267,000          (3,569,000)
     Net income (loss) per share, diluted       $      (0.03)       $      (0.01)       $       0.05        $      (0.08)

Year ended December 31, 1999:
     Net sales                                  $  9,485,000        $ 13,367,000        $  9,344,000        $  9,969,000
     Gross profit                                  4,717,000           5,988,000           3,990,000           2,315,000
     Net loss                                     (2,277,000)         (1,088,000)         (1,191,000)         (6,656,000)
     Net loss per share, diluted                $      (0.09)       $      (0.04)       $      (0.03)       $      (0.15)


Fourth Quarter Adjustments

2000 - Net loss for the fourth quarter of 2000 includes a $2,437,000 impairment loss related to the Company's Thailand-based fine jewelry operations. The $2,437,000 impairment loss is comprised of write-downs of $1,255,000 and $1,182,000 related to goodwill and fixed assets, respectively.

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

20. CONDENSED FINANCIAL STATEMENTS FOR THE DEBTOR ENTITY

The following are condensed unconsolidated financial statements for LLK:


                        The L.L. Knickerbocker Co., Inc.
                             Condensed Balance Sheet
                             as of December 31, 2000

                                (unconsolidated)



   ASSETS:

       Cash and cash equivalents                               $  1,005,000
       Accounts receivable, net of allowance                      1,134,000
       Inventories                                                1,811,000
       Prepaid expenses and other current assets                    726,000
                                                               ------------
             Total current assets                                 4,676,000
       Investment in subsidiaries                                 2,346,000
       Receivable from subsidiaries                               1,260,000
       Property and equipment, net                                  555,000
       Investments                                                2,048,000
       Other assets                                                  99,000
                                                               ------------
             Total assets                                      $ 10,984,000
                                                               ============

   LIABILITIES:
       Accounts payable                                        $  2,216,000
       Other accrued expenses                                     1,196,000
                                                               ------------
             Total current liabilities                            3,412,000
       Liabilities subject to compromise
          under reorganization proceeding                         9,074,000

   STOCKHOLDERS' DEFICIT
       Common stock                                              41,637,000
       Additional paid-in capital                                 6,012,000
       Accumulated deficit                                      (44,551,000)
       Accumulated other comprehensive loss                      (4,600,000)
                                                               ------------
             Total stockholders' deficit                         (1,502,000)
                                                               ------------
             Total liabilities and stockholders' deficit       $ 10,984,000
                                                               ============

                        The L.L. Knickerbocker Co., Inc.
                        Condensed Statement of Operations

                                (unconsolidated)



                                                          Year to Date*
                                                          -------------
    Net sales                                              $ 11,782,000
    Cost of sales                                             6,803,000
                                                           ------------
    Gross profit                                              4,979,000
    Advertising expense                                         764,000
    Selling expense                                           2,024,000
    General and administrative expense                        4,598,000
    Equity in loss of subsidiaries                           (2,756,000)
                                                           ------------
    Operating loss                                           (5,163,000)
    Interest expense                                            503,000
                                                           ------------
    Loss before reorganization items,
      income tax expense and
      extraordinary item                                     (5,666,000)
    Reorganization items                                      1,080,000
                                                           ------------
    Loss before income tax expense and
      extraordinary item                                     (6,746,000)
    Income tax expense                                            3,000
                                                           ------------
    Loss before extraordinary item                           (6,749,000)
    Extraordinary item                                        3,355,000
                                                           ------------
    Net loss                                               $ (3,394,000)
                                                           ============


* An involuntary petition under Chapter 7 was filed against the debtor on August 23, 1999. These year-to-date figures represent amounts from August 24, 1999 through December 31, 1999.

                        The L.L. Knickerbocker Co., Inc.
                     Notes to Condensed Financial Statements
                                December 31, 2000
                                (unconsolidated)


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

In management's opinion, with the exception of those matters discussed above, the financial statements of LLK contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the unconsolidated financial position of LLK as of December 31, 2000.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                            Balance at         Additions
                                            beginning of        charged                          Balance at end
                                              period           to expense       Deductions          of period
                                            -----------       -----------       -----------      --------------
For the year ended December 31, 1998:
   Allowance for doubtful accounts          $   669,000       $ 2,341,000       $(1,883,000)       $ 1,127,000
                                            ===========       ===========       ===========        ===========
   Inventory reserve                        $ 2,149,000       $ 2,347,000       $(1,826,000)       $ 2,670,000
                                            ===========       ===========       ===========        ===========
For the year ended December 31, 1999:
   Allowance for doubtful accounts          $ 1,127,000       $ 1,785,000       $  (426,000)       $ 2,486,000
                                            ===========       ===========       ===========        ===========
   Inventory reserve                        $ 2,670,000       $ 2,456,000       $(1,046,000)       $ 4,080,000
                                            ===========       ===========       ===========        ===========
For year ended December 31, 2000:
   Allowance for doubtful accounts          $ 2,486,000       $   100,000       $(1,997,000)       $   589,000
                                            ===========       ===========       ===========        ===========
   Inventory reserve                        $ 4,080,000       $   593,000       $(1,211,000)       $ 3,462,000
                                            ===========       ===========       ===========        ===========

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
3.1            Articles of Incorporation of International Beauty Supply, Ltd.
               ("IBS") dated July 11, 1985.(1)

3.2            Amendment to Articles of Incorporation of IBS dated May 24,
               1993.(1)

3.3            Certificate of Amendment to Articles of Incorporation of
               The L. L. Knickerbocker Company Inc. (the "Company") dated
               June 20, 1994.(1)

3.4 Certificate of Amendment to Articles of Incorporation of the Company dated September 27, 1994.(1)

3.5            Bylaws of the Company.(2)

3.6 Certificate of Amendment to Articles of Incorporation of the Company dated March 15, 1999. Previously filed.

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

10.9           Agreement between the Company and Grant King International Co.,
               Ltd., dated November 28, 1995 re the acquisition of 49% of the issued and outstanding stock of Grant King International Co., Ltd.(5)

10.10 Agreement between the Company and Grant King Design Co., Ltd., dated November 27, 1995 re the distribution of the jewelry products of Grant King Design Co., Ltd.(5)

10.11          Agreement of Purchase and Sale of the Capital Stock of Pure
               Energy Corporation between the Company and Pure Energy
               Corporation, dated February 7, 1996 re the acquisition of 40% of the issued and outstanding capital stock of Pure Energy
               Corporation.(5)

10.12          Letter of intent between Pure Energy Corporation and Biofine,
               Inc., dated March 3, 1996 re the licensing of the patents of Biofine, Inc.(5)

10.13 License Agreement between the Company and SIM-GT Licensing Corp., dated May 1, 1995 re the licensing of the name, likeness and trademarks of Richard Simmons.(5)

10.15          Agreement of Purchase and Sale of the Capital Stock of Krasner
               Group, Inc., dated June 15, 1996 re the acquisition of 100% of the issued and outstanding capital stock of Krasner Group,.(7)

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

10.19          Agreement of Purchase and Sale of the Capital Stock of Self
               Heating Container, Inc., dated September 17, 1996 by and between
               Self Heating Container Corporation of California and the
               Company.(10)

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


------------------------

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

* These exhibits represent management contracts or compensatory plan arrangements.