Form 10-Q
period 2001-03-31
KNICKERBOCKER L L CO INC
filed 2001-05-15
CIK 932136

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

The number of shares outstanding of the registrant's Common Stock, as of May 4, 2001 was 46,987,728.

                                TABLE OF CONTENTS


ITEM                                                                                        PAGE
----                                                                                        ----
                                     PART I
1.      FINANCIAL INFORMATION

        A. Condensed Consolidated Statements of Operations (unaudited) for the
             three month periods ended March 31, 2001 and March 31, 2000................      1
        B. Condensed Consolidated Statements of Comprehensive Loss (unaudited)
             for the three month periods ended March 31, 2001 and
             March 31, 2000.............................................................      2
        C. Condensed Consolidated Balance Sheets at March 31, 2001
             (unaudited) and December 31, 2000..........................................      3
        D. Condensed Consolidated Statements of Cash Flows (unaudited)
             for the three month periods ended March 31, 2001 and
             March 31, 2000.............................................................      4
        E. Notes to Condensed Consolidated Financial Statements.........................      6

2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

        A. General Business Description.................................................     14
        B. Results of Operations........................................................     14
        C. Liquidity and Capital Resources..............................................     16



                                     PART II

1.      LEGAL PROCEEDINGS ..............................................................     19

2.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK.....................................................................     20

6.      EXHIBITS AND REPORTS ON FORM 8-K................................................     20

        SIGNATURE.......................................................................     21

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE L.L. KNICKERBOCKER CO., INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)


                                                    Three months ended March 31,
                                                  -------------------------------
                                                      2001                2000
                                                  ------------       ------------
Sales, net of returns                             $  5,359,000       $  7,194,000
Cost of sales                                        3,072,000          4,216,000
                                                  ------------       ------------
Gross profit                                         2,287,000          2,978,000
Advertising expense                                    167,000             90,000
Selling expense                                        909,000            911,000
General and administrative expense                   2,063,000          2,946,000
                                                  ------------       ------------
Operating loss                                        (852,000)          (969,000)
Other income, net                                      (65,000)          (104,000)
Interest expense                                       146,000            284,000
                                                  ------------       ------------
Loss before reorganization items and
 income tax expense                                   (933,000)        (1,149,000)
Reorganization items                                   219,000            266,000
                                                  ------------       ------------
Loss before income tax expense                      (1,152,000)        (1,415,000)
Income tax expense                                       2,000              6,000
                                                  ------------       ------------
Net loss                                          $ (1,154,000)      $ (1,421,000)
                                                  ============       ============
Net loss per share:
    Basic and diluted                             $      (0.02)      $      (0.03)
                                                  ============       ============
Shares used in computing net loss per share:
    Basic and diluted                               46,987,728         45,819,983
                                                  ============       ============


See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)


                                                    Three months ended
                                                         March 31,
                                                 ---------------------------
                                                     2001           2000
                                                 ------------   ------------
Net loss                                         $(1,154,000)   $(1,421,000)
Other comprehensive loss:
   Unrealized loss on investment                    (240,000)
   Foreign currency translation adjustments          (33,000)       (54,000)
                                                 -----------    -----------
Comprehensive loss                               $(1,427,000)   $(1,475,000)
                                                 ===========    ===========



See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)


                                                     March 31,        December 31,
                                                       2001               2000
                                                   ------------       ------------
ASSETS

Cash and cash equivalents                          $  1,259,000       $  2,488,000
Restricted cash                                         126,000            135,000
Accounts receivable, net                              3,133,000          4,501,000
Inventories                                           4,325,000          3,614,000
Prepaid expenses and other current assets               967,000            842,000
                                                   ------------       ------------
   Total current assets                               9,810,000         11,580,000

Property and equipment, net                           2,480,000          2,527,000
Investments                                           1,662,000          2,048,000
Other assets                                            846,000            816,000
Goodwill, net of accumulated amortization of
  $1,427,000 at March 31, 2001 and $1,374,000
  at December 31, 2000                                1,118,000          1,171,000
                                                   ------------       ------------
                                                   $ 15,916,000       $ 18,142,000
                                                   ============       ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable                                   $  4,359,000       $  4,737,000
Accrued expenses                                      1,405,000          1,468,000
Notes payable                                         2,012,000          2,240,000
Commissions and royalties payable                       885,000            958,000
Interest payable                                        363,000            374,000
Current portion of long-term debt                       301,000            302,000
Income taxes payable                                    133,000            133,000
                                                   ------------       ------------
  Total current liabilities not subject
    to compromise                                     9,458,000         10,212,000

Long-term debt not subject to compromise,
  less current portion                                  313,000            358,000
Liabilities subject to compromise under
  reorganization proceeding                           9,074,000          9,074,000
                                                   ------------       ------------
  Total liabilities                                  18,845,000         19,644,000

Stockholders' deficit:
Preferred stock - no par value, authorized
  shares of 10,000,000, no issued and
  outstanding shares                                          -                  -
Common stock - no par value, authorized
  shares of 100,000,000, issued and
  outstanding shares - 46,987,728
  (2001 and 2000                                     41,637,000         41,637,000
Additional paid-in capital                            6,012,000          6,012,000
Accumulated deficit                                 (45,705,000)       (44,551,000)
Accumulated other comprehensive loss                 (4,873,000)        (4,600,000)
                                                   ------------       ------------
  Total stockholders' deficit                        (2,929,000)        (1,502,000)
                                                   ------------       ------------
                                                   $ 15,916,000       $ 18,142,000
                                                   ============       ============



See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)


                                                           March 31,         March 31,
                                                             2001               2000
                                                          -----------       -----------
Cash flows from operating activities:
Net loss                                                  $(1,154,000)      $(1,421,000)
Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
  Depreciation and amortization                               206,000           358,000
  Loss (gain) on sale of investments                           10,000           (10,000)
  Loss on disposition of fixed assets                          26,000                 -
  Amortization of debt discount                                     -            36,000
  Changes in operating accounts:
       Accounts receivable, net                             1,368,000         1,358,000
       Inventories                                           (735,000)          473,000
       Prepaid expenses and other current assets             (111,000)          597,000
       Other assets                                            (6,000)           56,000
       Accounts payable and accrued expenses                 (453,000)         (969,000)
       Commissions and royalties payable                      (73,000)         (240,000)
       Operating payables subject to compromise
          under reorganization proceeding                           -           247,000
                                                          -----------       -----------
Net cash (used in) provided by operating activities          (922,000)          485,000

Cash flows from investing activities:
  Acquisitions of property and equipment                     (128,000)          (95,000)
  Proceeds from sales of investments                          123,000           486,000
                                                          -----------       -----------
Net cash (used in) provided by investing activities            (5,000)          391,000

Cash flows from financing activities:
  Net (repayments) borrowings on line of credit              (228,000)          207,000
  Payments on long-term debt                                  (32,000)          (17,000)
  Borrowings on long-term debt                                      -             6,000
                                                          -----------       -----------
 Net cash (used in) provided by financing activities         (260,000)          196,000

Effect of exchange rate changes on cash                       (42,000)          (36,000)
                                                          -----------       -----------

Net (decrease) increase in cash and cash equivalents       (1,229,000)        1,036,000
Cash and cash equivalents, beginning of period              2,488,000         1,510,000
                                                          -----------       -----------
Cash and cash equivalents, end of period                  $ 1,259,000       $ 2,546,000
                                                          ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                    $   164,000       $    79,000
                                                          ===========       ===========
Cash paid for income taxes                                $     2,000       $     6,000
                                                          ===========       ===========




See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY:

During the three months ended March 31, 2000, $219,000 of convertible debentures and $22,000 of accrued interest, was converted to common stock.

During the three months ended March 31, 2000, the Company financed the acquisition of property and equipment through borrowings on long-term debt of $106,000.
























See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS


NOTE 1: REORGANIZATION AND BASIS OF REPORTING

Description of Business - The L.L. Knickerbocker Co., Inc. (LLK) (debtor-in-possession) and subsidiaries (collectively, the Company) is in the business of developing and selling celebrity and non-celebrity products which include collectible items such as porcelain and vinyl dolls, teddy bears, figurines, fine and costume jewelry, and other consumer products. The Company's customers include major networks in the home shopping industry, retail and wholesale distributors, and consumers. The dolls, bears and figurines are manufactured by independent manufacturing facilities to the Company's specifications. The fine and costume jewelry is manufactured by the Company and by independent manufacturing facilities. The Company's distribution includes home shopping channels, catalog mailings, direct mailings from customer lists, retail stores, wholesale distributors, and the Internet.

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

Under Chapter 11, actions to enforce claims against LLK are stayed if the claims arose, or are based on events that occurred, on or before the Petition Date, and such claims cannot be paid or restructured prior to the conclusion of the proceedings or approval of the Bankruptcy Court. In addition, under the Bankruptcy Code, LLK may elect to assume or reject certain prepetition leases, employment contracts, service contracts and other unexpired executory prepetition contracts, all subject to Bankruptcy Court approval. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. Liabilities subject to compromise (Note 8) in the accompanying consolidated balance sheets represent the Company's estimate of liabilities as of March 31, 2001 and December 31, 2000, subject to adjustment in the reorganization process. At March 31, 2001 and December 31, 2000, LLK continued to accrue, but not pay, interest on secured debt at the contractual interest rate although principal payments were suspended. On January 26, 2001, the Company entered into a forbearance agreement with the Bank and has begun making principal and interest payments thereunder.

Basis of Reporting - The accompanying consolidated financial statements have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities Under The Bankruptcy Code" (SOP 90-7) and have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's recurring losses from operations, the Chapter 11 filing and circumstances relating to this event, raise substantial doubt about the Company's ability to continue as a going concern. A plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities that may be necessary as a consequence of a plan of reorganization. The Company's ability to continue as a going concern is contingent upon, among other things, its ability to formulate a plan of reorganization that will be confirmed by the Bankruptcy Court, to achieve satisfactory levels of profitability and cash flow from operations, and obtain financing sources to meet future obligations.

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

The information set forth in these condensed consolidated financial statements is unaudited except for the December 31, 2000 balance sheet. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying condensed consolidated financial statements include the accounts of The L.L. Knickerbocker Co., Inc.; its wholly-owned subsidiaries Krasner Group, Inc., Harlyn International Co., Ltd., S.L.S. Trading Co., Ltd., and L.L. Knickerbocker (Thai) Co., Ltd., and its majority-owned subsidiary Georgetown Collection, Inc. (collectively the Company). All intercompany accounts and transactions have been eliminated.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board (FASB) which establishes accounting and reporting standards, issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS
No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company implemented SFAS No. 133 on January 1, 2001, which implementation was not material to the financial statements.

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

NOTE 3:  REORGANIZATION ITEMS

Professional fees and expenditures directly related to the Chapter 11 filing are classified as reorganization items and are expensed as incurred. Reorganization items for the three-month periods ended March 31, 2001 and 2000 consisted primarily of professional fees, partially offset by interest income earned. Cash paid for reorganization items during the three months ended March 31, 2001 and 2000 amounted to $365,000 and $61,000, respectively, net of interest income.

Pursuant to SOP 90-7, interest expense is reported only to the extent that it will be paid during the bankruptcy proceeding or that it is probable that it will be an allowed claim.

NOTE 4:  INVENTORIES

At March 31, 2001 and December 31, 2000 inventories, including $477,000 and $454,000 of fine jewelry samples, respectively, classified as other long-term assets, consist of the following:


                        March 31, 2001     December 31, 2000
                        --------------     -----------------
Finished goods           $ 6,380,000         $ 6,030,000
Work-in-progress             565,000             415,000
Raw materials              1,276,000           1,085,000
Inventory reserves        (3,419,000)        (3,462,000)
                         -----------         -----------
                         $ 4,802,000         $ 4,068,000
                         ===========         ===========


NOTE 5:  INVESTMENTS

During the three months ended March 31, 2001, the Company sold a portion of its investment in Ontro, Inc. with a carrying value of $145,000 for net proceeds of $123,000. The sale resulted in a loss to the Company of $10,000, which is included in other income.

NOTE 6:  LINE OF CREDIT AND NOTES PAYABLE

Through July 16, 1999, the Company had available to use for working capital purposes and to post letters of credit, a line of credit totaling $15,000,000, subject to certain limits. The line of credit encompassed LLK, Georgetown Collection, Inc. (GCI) and Krasner Group, Inc. (TKG). Certain credit limits were established for each company. At the expiration of the line of credit on July 16, 1999, the Company did not have sufficient funds to pay off the line of credit. As a result of the Chapter 7 filing described in Note 1, the financial institution placed the Company's credit facility on an offering basis, effectively reserving the right to discontinue funding the Company at any time. As a result of the Chapter 11 filing (Note 1), all required repayments of principal on the notes payable under the line of credit for LLK and GCI have been suspended, except for certain principal repayments that have been approved by the Bankruptcy Court. As of March 31, 2001, TKG had no borrowings outstanding on the line of credit. The Company has entered into an additional forbearance agreement with the bank that calls for $50,000 monthly payments from January through May 2001. At June 2001, the Company has the option to pay the Bank $650,000 and extend the due date until September 30, 2001.

At March 31, 2001, the Company had $2,829,000 of cash borrowings outstanding, representing amounts borrowed under the LLK and GCI sublimits, which is classified as subject to compromise in the accompanying consolidated financial statements (Note 8). Borrowings bear interest at the bank's base rate (11.5% at March 31, 2001) plus 4%. The Company has continued to accrue interest at the contractual rate on these notes and in January 2001 began making the $50,000 payments on the line of credit.

S.L.S. and Harlyn have available lines of credit aggregating 100,000,000 Thai baht (approximately $2,230,000 at March 31, 2001). Outstanding borrowings of $2,012,000 at March 31, 2001 bear interest at rates ranging from 3.5% to 8.25%. Restricted cash of $126,000 and $135,000 at March 31, 2001 and December 31, 2000, respectively, secured one such line of credit.

NOTE  7:  CONVERTIBLE DEBENTURES

1998 Debentures - In June 1998, the Company issued Convertible Debentures (the 1998 Debentures) with a face value of $7,000,000 in a private placement to institutional investors. The 1998 Debentures accrue interest at the rate of 6% per annum, payable upon conversion of the related debt. Through March 31, 2001, the Company issued a total of 20,448,736 shares of its common stock in connection with the conversion of $4,498,000 of the principal amount of the Debentures, plus interest accrued through the conversion date of $238,000.

Under the terms of the 1998 Debentures the face amount of the Debentures, aggregating $2,502,000, was due and payable by the Company. During the year ended December 31, 2000, the Company extinguished 1998 Debentures with a face amount of $1,650,000 by transferring certain shares in an investment owned by the Company to the holders.

During the three months ended March 31, 2000, a total of $75,000 of noncash interest expense was recorded relating to the 1998 Debentures, including $4,000 relating to the additional conversion discount recorded upon conversion (none in 2001).

1997 Debentures - In September 1997, the Company issued Convertible Debentures (the 1997 Debentures) with a face value of $5,000,000 in a private placement to an institutional investor. The 1997 Debentures accrue interest at the rate of 6% per annum, payable upon conversion of the related debt or at debt maturity of September 7, 2000. Through March 31, 2001, the Company has issued a total of 6,044,393 shares of its common stock in connection with the conversion of $3,350,000 of the principal amount of the 1997 Debentures, plus interest accrued through the conversion date of $218,000. During the year ended December 31, 2000, the Company extinguished 1998 Debentures with a face amount of $2,042,000 by transferring certain shares in an investment owned by the Company to the holders. At March 31, 2001, the remaining face amount of the 1997 Debentures is classified as subject to compromise in the accompanying consolidated financial statements (Note 8).

During the three months ended March 31, 2000, a total of $47,000 of noncash interest expense was recorded relating to the 1997 Debentures.

NOTE 8:  LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise consist of the following at March 31, 2001 and December 31, 2000:

                                               March 31, 2001    December 31, 2000
                                               --------------    -----------------
Secured liabilities - notes payable
  to bank (Note 6)                               $2,829,000         $2,829,000

Unsecured liabilities:
     Accounts payable, trade                      4,402,000          4,402,000
     Commissions and royalties payable              464,000            464,000
     Convertible debentures (Note 7)                459,000            459,000
     Other payables and accrued expenses            920,000            920,000
                                                 ----------         ----------
                                                 $9,074,000         $9,074,000
                                                 ==========         ==========

A plan of reorganization, if ultimately approved by the Company's impaired prepetition creditors and stockholders and confirmed by the Bankruptcy Court, may materially change the amounts and terms of these prepetition liabilities. Such amounts were estimated as of March 31, 2001 and December 31, 2000, and the Company anticipates that claims filed with the Bankruptcy Court by the Company's creditors will require reconciliation to the Company's financial records. The additional liability arising from the finalization of the reconciliation process, if any, is not yet subject to reasonable estimation, and accordingly, no provision has been recorded for these possible claims. The termination of other contractual obligations and the settlement of disputed claims may create additional prepetition liabilities. Such amounts, if any, will be recognized in the consolidated balance sheet as they are identified and become subject to reasonable estimation.

NOTE 9:  CONTINGENCIES

The Company is a defendant in cases arising within the normal course of business. Based on information currently available, it is the opinion of management, based upon the advice of counsel, that the ultimate resolution of pending legal proceedings should not have a material adverse effect on the Company's consolidated financial statements. However, based on future developments and as additional information becomes known, it is possible that the ultimate resolution of such matters could have a material adverse effect on the Company's results of operations in a particular future period. The litigation settled at December 31, 2000 is subject to bankruptcy court approval.

NOTE 10: BUSINESS SEGMENT INFORMATION

The Company is engaged primarily in the design, manufacture and marketing of branded collectibles and jewelry. The Company has three reportable segments: (1) collectible and toy brands, (2) fashion jewelry brands and (3) fine jewelry. The collectible and toy brands segment encompasses collectible dolls, toys, teddy bears and figurines. The fashion jewelry brands encompass items manufactured by the Company from non-precious metals, for sale primarily to the leading network in the home shopping industry. The fine jewelry segment encompasses jewelry manufactured by the Company with precious metals. Corporate activities including financing transactions are reflected in the tables below as "Corporate". The Company evaluates performance based on profit or loss from operations. The operating segments are managed separately because each segment requires different marketing strategies. The following table details the Company's financial performance by operating segment for the three months ended and as of March 31, 2001 and 2000.

                                         2001              2000
                                    ------------       ------------
Net sales
  Collectible and toy brands        $  2,257,000       $  2,683,000
  Fashion jewelry brands               1,328,000          2,422,000
  Fine jewelry                         1,774,000          2,089,000
  Corporate                                    -                  -
                                    ------------       ------------
  Consolidated                      $  5,359,000       $  7,194,000

Operating (loss) income
  Collectible and toy brands        $   (510,000)      $   (613,000)
  Fashion jewelry brands                (323,000)           120,000
  Fine jewelry                           129,000            (18,000)
  Corporate                             (148,000)          (458,000)
                                    ------------       ------------
  Consolidated                      $   (852,000)      $   (969,000)

Interest expense
  Collectible and toy brands                 $ -                $ -
  Fashion jewelry brands                       -                  -
  Fine jewelry                                 -                  -
  Corporate                              146,000            284,000
                                    ------------       ------------
  Consolidated                      $    146,000       $    284,000

Depreciation and amortization
  Collectible and toy brands        $     48,000       $     74,000
  Fashion jewelry brands                 140,000            135,000
  Fine jewelry                            18,000            149,000
  Corporate                                    -                  -
                                    ------------       ------------
  Consolidated                      $    206,000       $    358,000

Capital expenditures
  Collectible and toy brands                 $ -       $     22,000
  Fashion jewelry brands                  80,000             73,000
  Fine jewelry                            48,000            106,000
  Corporate                                    -                  -
                                    ------------       ------------
  Consolidated                      $    128,000       $    201,000

Total assets
  Collectible and toy brands        $  4,976,000       $  7,196,000
  Fashion jewelry brands               2,015,000          2,493,000
  Fine jewelry                         6,146,000          8,771,000
  Corporate                            2,779,000          6,026,000
                                    ------------       ------------
  Consolidated                      $ 15,916,000       $ 24,486,000

Geographic areas
  Sales to external customers:
    United States                   $  3,585,000       $  5,105,000
    Thailand                           1,774,000          2,089,000
                                    ------------       ------------
    Consolidated                    $  5,359,000       $  7,194,000

  Long-lived assets:
    United States                   $  2,194,000       $  2,550,000
    Thailand                           1,404,000          4,741,000
                                    ------------       ------------
    Consolidated                    $  3,598,000       $  7,291,000

NOTE 11:  CONDENSED FINANCIAL STATEMENTS FOR THE DEBTOR ENTITY

The following are condensed unconsolidated financial statements for LLK:



             The L.L. Knickerbocker Co., Inc.
                 Condensed Balance Sheet
                     (unconsolidated)


                                                     March 31, 2001    December 31, 2000
                                                     --------------    -----------------
ASSETS:
   Cash and cash equivalents                          $    827,000       $  1,005,000
   Accounts receivable, net of allowance                   510,000          1,134,000
   Inventories                                           2,166,000          1,811,000
   Prepaid expenses and other current assets               886,000            726,000
                                                      ------------       ------------
       Total current assets                              4,389,000          4,676,000
   Investment in subsidiaries                            2,150,000          2,346,000
   Receivable from subsidiaries                            874,000          1,260,000
   Property and equipment, net                             481,000            555,000
   Investments                                           1,662,000          2,048,000
   Other assets                                            104,000             99,000
                                                      ------------       ------------
       Total assets                                   $  9,660,000       $ 10,984,000
                                                      ============       ============
LIABILITIES:
   Accounts payable                                   $  2,233,000       $  2,216,000
   Other accrued expenses                                1,281,000          1,196,000
                                                      ------------       ------------
       Total current liabilities not subject
          to compromise                                  3,514,000          3,412,000
   Liabilities subject to compromise
      under reorganization proceeding                    9,074,000          9,074,000

STOCKHOLDERS' DEFICIT
   Common stock                                         41,637,000         41,637,000
   Additional paid-in capital                            6,012,000          6,012,000
   Accumulated deficit                                 (45,704,000)       (44,551,000)
   Accumulated other comprehensive loss                 (4,873,000)        (4,600,000)
                                                      ------------       ------------
       Total stockholders' deficit                      (2,928,000)        (1,502,000)
                                                      ------------       ------------
Total liabilities and stockholders' deficit           $  9,660,000       $ 10,984,000
                                                      ============       ============

                        The L.L. Knickerbocker Co., Inc.
                              Debtor-In-Possession
                       Condensed Statements of Operations
                                (unconsolidated)


                                            Three months ended   Three months ended
                                              March 31, 2001       March 31, 2000
                                            ------------------   -----------------
  Net sales                                    $ 2,257,000          $ 2,683,000
  Cost of sales                                  1,264,000            1,570,000
                                               -----------          -----------
  Gross profit                                     993,000            1,113,000
  Advertising expense                              166,000               57,000
  Selling expense                                  582,000              548,000
  General and administrative expense               903,000            1,580,000
  Equity in (income) loss of subsidiaries          162,000             (118,000)
                                               -----------          -----------
  Operating loss                                  (820,000)            (954,000)
  Other (income) expense                             8,000              (10,000)
  Interest expense                                 105,000              208,000
  Reorganization items                             219,000              266,000
  Income tax expense                                 2,000                3,000
                                               -----------          -----------
  Net loss                                     $(1,154,000)         $(1,421,000)
                                               ===========          ===========


                        The L.L. Knickerbocker Co., Inc.
                     Notes to Condensed Financial Statements
      As of March 31, 2001 and December 31, 2000 and for the three months ended March 31, 2001 and 2000
                                (unconsolidated)

1.  BASIS OF PRESENTATION

Generally Accepted Accounting Principles (GAAP) requires that certain entities that meet specific criteria be consolidated with LLK including its wholly-owned and majority-owned subsidiaries (non-debtors). For purposes of this presentation LLK accounts for all subsidiaries using the equity method of accounting.

All entities that LLK would normally consolidate for GAAP purposes are being accounted for under the equity method of accounting. The equity method of accounting consists of recording an original investment in an investee as the amount originally contributed. Subsequently this balance is increased/(decreased) for LLK's share of the investee's income/(losses) and increased for additional contributions and decreased for distributions received from the investee. LLK's share of the investee's income/(loss) is recognized as "Equity in (income) loss of subsidiaries" on the statement of operations.

In management's opinion, with the exception of those matters discussed above, the financial statements of LLK contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the unconsolidated financial position of LLK as of March 31, 2001 and December 31, 2000, and the unconsolidated results of its operations for the three-month periods ended March 31, 2001 and 2000.

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

Under Chapter 11, actions to enforce claims against LLK are stayed if the claims arose, or are based on events that occurred, on or before the Petition Date, and such claims cannot be paid or restructured prior to the conclusion of the proceedings or approval of the Bankruptcy Court. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts, including leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. Substantially all liabilities as of the Petition Date are intended to be dealt with in accordance with a plan of reorganization filed by the Company that must be voted upon by all classes of impaired creditors and approved by the Bankruptcy Court. The Creditor's Committee has been formed and it reviews transactions outside the ordinary course of business and is participating in the formulation of the plan of reorganization.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

NET SALES

Net sales decreased to $5,359,000 for the three months ended March 31, 2001 from $7,194,000 for the three months ended March 31, 2000, a decrease of $1,835,000 or 25.5%. The $1,835,000 decrease in net sales was comprised of decreases in net sales of $426,000 in wholesale collectible sales, $1,094,000 in fashion jewelry sales, and $315,000 in fine jewelry net sales. The decrease in wholesale collectible sales was due primarily to the discontinuance of two celebrity-driven collectible lines in 2000. The decreases in fashion and fine jewelry sales were due primarily to the timing of shipments to certain customers. In certain circumstances, large orders to customers, particularly those to home shopping networks, may move from one quarter to another causing large comparative differences between comparable quarters. The Company continues to assess the potential of sales expansion of existing products through new distribution channels, as well as continuing to develop new product categories.

GROSS PROFIT

Gross profit decreased to $2,287,000 for the three months ended March 31, 2001 from $2,978,000 for the three months ended March 31, 2000, a decrease of $691,000, or 23.2%. As a percentage of net sales, gross profit for the quarter increased to 42.7% in 2001 from 41.4% in 2000. The increase in the gross profit percentage in 2001 from 2000 was due primarily to a combination of lowering distribution costs and marketing products that meet certain minimum gross margins.

ADVERTISING EXPENSE

Advertising expense increased to $167,000 for the three months ended March 31, 2001 from $90,000 for the three months ended March 31, 2000, an increase of $77,000, or 85.6%. The increase in advertising expense was due primarily to catalog mailing costs incurred in connection with the Company's remaining direct response brand, the Magic Attic Club. In the comparable 2001 quarter, there were catalog mailing costs, while in the comparable 2000 quarter, there were no such costs. Included in advertising expense are advertisement printing costs, catalog-printing costs, media space in magazines, and advertisement creative and development costs.

SELLING EXPENSE

Selling expense decreased to $909,000 for the three months ended March 31, 2001 from $911,000 for the three months ended March 31, 2000, a decrease of $2,000, or .2%. As a percentage of net sales, selling expense increased from 12.7% in 2000 to 17.0% in 2001. The increase in selling expense as a percentage of net sales was due primarily to a higher variable royalty expense attributable to higher net sales in 2001 for the Company's collectible doll program and higher trade show expenses. Selling expense includes royalty expense, commission expense, trade show expenses, and other sales promotion expenses.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense decreased to $2,063,000 for the three months ended March 31, 2001 from $2,946,000 for the three months ended March 31, 2000, a decrease of $883,000, or 30.0%. The percentage of net sales represented by these expenses decreased from 41.0% in 2000 to 38.5% in 2001. The dollar decrease in general and administrative expenses was due primarily to the Company's aggressive cost cutting efforts and continuous focus on reducing overhead in its operations. Included in the comparable 2000 period was a reserve for legal settlement which increased comparable 2000 general and administrative expenses.

OTHER INCOME

Other income decreased to $65,000 for the three months ended March 31, 2001 from $104,000 for the three months ended March 31, 2000, a decrease of $39,000. Other income consists primarily of foreign currency gains from transactions of the Company's Thailand operations, due to fluctuations in the Thai baht.

INTEREST EXPENSE

Interest expense decreased to $146,000 for the three months ended March 31, 2001 from $284,000 for the three months ended March 31, 2000, a decrease of $138,000, or 48.6%. The decrease in interest expense relates primarily to the extinguishment of $3,692,000 of convertible debentures in 2000 and to lower average borrowings outstanding on the Company's lines of credit. Included in interest expense for the three months ended March 31, 2000, is noncash interest related to convertible debentures of $122,000. The remaining balance of interest expense includes interest on borrowings from working capital lines of credit and mortgages on buildings owned by the Company.

REORGANIZATION ITEMS

Costs associated with the Company's Chapter 11 filing amounted to $219,000 and $266,000 for the three months ended March 31, 2001 and 2000, respectively, which were comprised primarily of professional fees, net of interest income. The Company anticipates that additional reorganization costs will be incurred throughout the Chapter 11 reorganization.

OPERATING (LOSS) INCOME BY SEGMENT

Operating loss for the collectibles and giftware segment decreased to $510,000 for the three months ended March 31, 2001 from $613,000 for the three months ended March 31, 2000, a decrease of $103,000. Operating loss for the fashion jewelry segment increased to $323,000 for the three months ended March 31, 2001 from operating income of $120,000 for the three months ended March 31, 2000, a decrease in operating performance of $443,000. Operating income for the fine jewelry segment increased to $129,000 for the three months ended March 31, 2001 from operating loss of $18,000 for the three months ended March 31, 2000, an increase in operating performance of $147,000. Operating results for each of the three segments are impacted by the changes in sales, gross margin, and expenses as outlined in the above discussion.

NET LOSS

As a result of the foregoing factors, net loss decreased to $1,154,000 for the three months ended March 31, 2001 from net loss of $1,421,000 for the three months ended March 31, 2000, a decrease in net loss of $267,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow used in operations was $922,000 for the three months ended March 31, 2001 compared to cash provided from in operations of $485,000 in the comparable 2000 period. The $1,407,000 decrease in cash flow from operations was due primarily to increases in inventory purchases and prepaid expenses, increased payments on accounts payable and commissions, partially offset by lower net losses.

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

As described in Note 6 to the consolidated financial statements, through July 16, 1999, the Company had a line of credit that encompassed The L.L. Knickerbocker Co., Inc. (LLK), Georgetown Collection, Inc. (GCI) and Krasner Group, Inc. (TKG). Certain credit limits were established for each company. Borrowing availability was determined by an advance rate on eligible accounts receivable and inventory. At the expiration of the line of credit on July 16, 1999, the Company did not have sufficient funds to pay off the line of credit. The Company entered into a forbearance agreement with the financial institution (the Bank) initially extending the general terms of the line of credit until August 30, 1999 and in the event certain conditions were met, until September 20, 1999. The forbearance agreement limited the Company's use of the credit facility to total borrowings of $6,250,000. As a result of the Chapter 7 filing, the Bank placed the Company's credit facility on an offering basis, effectively reserving the right to discontinue funding the Company at any time. As a result of the Chapter 11 filing, all required repayments of principal on the notes payable under the line of credit for LLK and GCI were suspended, except for certain principal repayments that have been approved by the Bankruptcy Court. As of March 31, 2001, TKG had no borrowings outstanding from the Bank. The Company has entered into an additional forbearance agreement with the Bank that calls for $50,000 monthly payments from January through May of 2001. At June 2001, the Company has the option to pay the Bank $650,000 and extend the due date until September 30, 2001.

At March 31, 2001, the Company had $2,829,000 of cash borrowings outstanding, representing amounts borrowed under the LLK and GCI sublimits, which is classified as subject to compromise in the accompanying consolidated financial statements. Borrowings bear interest at the bank's base rate (11.5% at March 31, 2001) plus 4%. The Company has continued to accrue interest at the contractual rate on these notes.

The Company's Thai subsidiaries have available lines of credit aggregating 100,000,000 Thai baht (approximately $2,230,000 at March 31, 2001). Outstanding borrowings of $2,012,000 at March 31, 2001 bear interest at rates ranging from 3.5% to 8.25%. Restricted cash of $126,000 and $135,000 at March 31, 2001 and
December 31, 2000, respectively, secured one such line of credit.

In connection with the Chapter 11 filing, the Company filed, and the Bankruptcy Court approved, a motion for use of cash collateral. Under the terms of this motion the Company is authorized to use all cash and cash equivalents, which are the cash collateral of the Bank, to pay ordinary and necessary operating expenses in an amount equal to 93% of new accounts receivable.

As indicated above, the Company has entered into a forbearance agreement with its Bank, which calls for monthly payments of $50,000 through June of 2001. At June 2001, the Company will either need to pay the Bank in full or make a payment of $650,000 to buy another three month extension until September of 2001. At September 2001, the Company will need to pay the Bank in full. The Company is taking measures to obtain a new secured lender to refinance the existing Bank. The Company believes that its ongoing operating cash flow and proceeds from sale of investments should enable the Company to meet liquidity requirements until substitute financing is obtained. However, notwithstanding all of the events and circumstances described above, there is substantial uncertainty with respect to the Company's liquidity. The Company's ability to meet its obligations as they come due and successfully emerge from Chapter 11 is contingent upon, among other things, its ability to formulate a Plan of Reorganization that will be confirmed by the Bankruptcy Court, to achieve satisfactory levels of profitability and cash flow from operations, and obtain financing sources to meet future obligations.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB), which establishes accounting and reporting standards, issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company implemented SFAS No. 133 on January 1, 2001, which implementation was not material to the financial statements.

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

LITIGATION

Plaintiff Michael Elam filed an action in Orange County Superior Court (Case No. 759883) on or about February 16, 1996, against Louis L. Knickerbocker, Tamara Knickerbocker and the Company alleging causes of action including, but not limited to, conversion, breach of fiduciary duty, debitatus assumpsit, intentional interference with contract, constructive trust, breach of oral agreement, specific performance, money had and received, open book account and spoliation of evidence. The defendants vigorously opposed the lawsuit. The plaintiff filed a claim in the bankruptcy in the amount of $2,500,000, which was settled by the Company during 2000 requiring the Company to transfer 1,189 shares of its investment in Pure Energy Corporation stock with a carrying value of $101,000 to the plaintiff.

The Company brought claims against State Street Bank and Trust Company ("State Street") in federal district court in Boston, Massachusetts (Civil Action No. 97-12573-NO, U.S. District Court, D. MA) for conversion, breach of contract, unjust enrichment, a declaratory judgment and violation of Massachusetts General Laws, c. 93A arising from State Street's wrongful retention of 72,188 shares of the Company's common stock after the Company's obligations to State Street under a Settlement Agreement of the prior indebtedness of Georgetown Collection, Inc., a subsidiary acquired in 1996, had been paid in full. The stock retained by State Street had an original value of $617,000. State Street denies liability and brought a counterclaim against the Company for breach of contract and specific performance seeking $102,000 in damages, plus attorneys fees and costs. During 2000, the Company settled with State Street Bank in the amount of $85,000 and has received court approval for such settlement.

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

Foreign Currency - The Company has subsidiary operations in Thailand, and accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. The Company uses the local currency (Thai baht) as the functional currency for its Thai subsidiaries. Translation adjustments resulting from the process of translating foreign currency financial statements into U.S. dollars were not significant in fiscal 2000 and in the three month period ended March 31, 2001 due to the fact that the exchange rate remained relatively constant throughout the period. Under the current circumstances, the Company believes that the foreign currency market risk is not material. The Company actively monitors its foreign exchange exposure and evaluates possible strategies to reduce its risk. Should circumstances change, the Company intends to implement appropriate strategies at such time that it determines that the benefits outweigh the associated costs. There can be no assurance that management's efforts to reduce foreign exchange exposure will be successful.

Interest Rates - To the extent the Company borrows under its credit facilities, the Company would be exposed to market risk related to changes in interest rates. At March 31, 2001, the Company had $4,841,000 outstanding under the Company's credit facilities, including $2,829,000 which is classified as subject to compromise.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
    None.

(b) Reports on Form 8-K:
    There were no reports on Form 8-K filed during the quarter for which this report is filed.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE L.L. KNICKERBOCKER CO., INC.


Date:   May 15, 2001           By:     /S/Anthony P. Shutts
                                  ---------------------------------------------
                                   Anthony P. Shutts
                                   Chief Financial Officer
                                   (Principal financial and accounting officer)