Form 10-Q
period 2001-06-30
KNICKERBOCKER L L CO INC
filed 2001-08-14
CIK 932136

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

The number of shares outstanding of the registrant's Common Stock, as of July 30, 2001 was 46,987,728.

                                TABLE OF CONTENTS


ITEM                                                                        PAGE
----                                                                        ----

                                     PART I

1.  FINANCIAL INFORMATION

    A. Condensed Consolidated Statements of Operations (unaudited)
         for the three month periods ended June 30, 2001
         and June 30, 2000..............................................      1

    B. Condensed Consolidated Statements of Operations (unaudited)
         for the six month periods ended June 30, 2001
         and June 30, 2000..............................................      2

    C. Condensed Consolidated Statements of Comprehensive Income/Loss (unaudited) for the three and six month periods ended
         June 30, 2001 and June 30, 2000................................      3

    D. Condensed Consolidated Balance Sheets at June 30, 2001
         (unaudited) and December 31, 2000..............................      4

    E. Condensed Consolidated Statements of Cash Flows (unaudited)
         for the six month periods ended June 30, 2001
         and June 30, 2000..............................................      5

    F. Notes to Condensed Consolidated Financial Statements
         (unaudited)....................................................      7

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    A. General Business Description.....................................     16

    B. Results of Operations............................................     17

    C. Liquidity and Capital Resources..................................     20

                                     PART II

1. LEGAL PROCEEDINGS ...................................................     23

3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........     24

6. EXHIBITS AND REPORTS ON FORM 8-K.....................................     25

   SIGNATURE............................................................     25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE L.L. KNICKERBOCKER CO., INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2001 AND 2000
(unaudited)

                                              Three months ended June 30
                                            ------------------------------
                                                2001              2000
                                            ------------      ------------
Sales, net of returns                       $  6,658,000      $  8,765,000
Cost of sales                                  3,748,000         4,939,000
                                            ------------      ------------
Gross profit                                   2,910,000         3,826,000
Advertising expense                              164,000           158,000
Selling expense                                  791,000         1,028,000
General and administrative expense             1,742,000         2,489,000
                                            ------------      ------------
Operating income                                 213,000           151,000
Other income, net                                393,000            59,000
Interest expense                                 119,000           148,000
                                            ------------      ------------
Income before reorganization items and
  income tax expense                             487,000            62,000
Reorganization items                             307,000           712,000
                                            ------------      ------------
Income (loss) before income tax expense          180,000          (650,000)
Income tax expense                                    --            21,000
                                            ------------      ------------
Net income (loss)                           $    180,000      $   (671,000)
                                            ============      ============
Net income (loss) per share:
     Basic and diluted                      $       0.00      $      (0.01)
                                            ============      ============
Shares used in computing net income
  (loss) per share:
     Basic and diluted                        46,987,728        46,987,728
                                            ============      ============

See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(unaudited)

                                                    Six months ended June 30
                                                 ------------------------------
                                                     2001               2000
                                                 ------------      ------------
Sales, net of returns                            $ 12,017,000      $ 15,959,000
Cost of sales                                       6,820,000         9,155,000
                                                 ------------      ------------
Gross profit                                        5,197,000         6,804,000
Advertising expense                                   331,000           248,000
Selling expense                                     1,700,000         1,939,000
General and administrative expense                  3,805,000         5,435,000
                                                 ------------      ------------
Operating loss                                       (639,000)         (818,000)
Other income, net                                     458,000           163,000
Interest expense                                      265,000           432,000
                                                 ------------      ------------
Loss before reorganization items and
  income tax expense                                 (446,000)       (1,087,000)
Reorganization items                                  526,000           978,000
                                                 ------------      ------------
Loss before income tax expense                       (972,000)       (2,065,000)
Income tax expense                                      2,000            27,000
                                                 ------------      ------------
Net loss                                         $   (974,000)     $ (2,092,000)
                                                 ============      ============
Net loss per share:
     Basic and diluted                           $      (0.02)     $      (0.05)
                                                 ============      ============

Shares used in computing net loss per share:
     Basic and diluted                             46,987,728        46,403,856
                                                 ============      ============


See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS
(unaudited)

                                                    Three months ended             Six months ended
                                                         June 30,                       June 30,
                                                 -------------------------     --------------------------
                                                    2001           2000           2001            2000
                                                 ---------      ---------      ---------      -----------
Net income (loss)                                $ 180,000      $(671,000)     $(974,000)     $(2,092,000)
Other comprehensive income (loss):
    Unrealized loss on investment                                               (240,000)
    Reclassification adjustment for amount
      included in net income                       385,000                       385,000
    Foreign currency translation adjustments       (73,000)      (121,000)      (106,000)        (175,000)
                                                 ---------      ---------      ---------      -----------
Comprehensive income (loss)                      $ 492,000      $(792,000)     $(935,000)     $(2,267,000)
                                                 =========      =========      =========      ===========

See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                        June 30,        December 31,
                                                          2001              2000
                                                      ------------      ------------
ASSETS

Cash and cash equivalents                             $    876,000      $  2,488,000
Restricted cash                                            125,000           135,000
Accounts receivable, net                                 3,839,000         4,501,000
Inventories                                              3,556,000         3,614,000
Prepaid expenses and other current assets                  837,000           842,000
                                                      ------------      ------------
   Total current assets                                  9,233,000        11,580,000

Property and equipment, net                              2,414,000         2,527,000
Investments                                                776,000         2,048,000
Other assets                                               793,000           816,000
Goodwill, net of accumulated amortization of
  $1,480,000 at June 30, 2001 and $1,374,000
  at December 31, 2000                                   1,064,000         1,171,000
                                                      ------------      ------------
                                                      $ 14,280,000      $ 18,142,000
                                                      ============      ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable                                      $  3,465,000      $  4,737,000
Accrued expenses                                         1,242,000         1,468,000
Notes payable                                            1,701,000         2,240,000
Commissions and royalties payable                          832,000           958,000
Interest payable                                           338,000           374,000
Income taxes payable                                       133,000           133,000
Current portion of long-term debt not
  subject to compromise                                    311,000           302,000
                                                      ------------      ------------
  Total current liabilities                              8,022,000        10,212,000

Long-term debt, less current portion not
  subject to compromise                                    269,000           358,000
Liabilities subject to compromise under
  reorganization proceeding                              8,426,000         9,074,000
                                                      ------------      ------------
  Total liabilities                                     16,717,000        19,644,000

Commitments and contingencies (Note 1)

Stockholders' deficit:
Preferred stock - no par value, authorized
  shares of 10,000,000, no issued and
  outstanding shares                                            --                --
Common stock - no par value, authorized
  shares of 100,000,000, issued and
  outstanding shares - 46,987,728 (2001 and 2000)       41,637,000        41,637,000

Additional paid-in capital                               6,012,000         6,012,000
Accumulated deficit                                    (45,525,000)      (44,551,000)
Accumulated other comprehensive loss                    (4,561,000)       (4,600,000)
                                                      ------------      ------------
  Total stockholders' deficit                           (2,437,000)       (1,502,000)
                                                      ------------      ------------
                                                      $ 14,280,000      $ 18,142,000
                                                      ============      ============

     See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(unaudited)

                                                                  June 30
                                                         --------------------------
                                                            2001            2000
                                                         -----------    -----------
Cash flows from operating activities:
Net loss                                                 $  (974,000)   $(2,092,000)
Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
  Depreciation and amortization                              415,000        717,000
  Gain on sale of investments                               (325,000)       (10,000)
  Loss (gain) on disposition of fixed assets                  26,000         (1,000)
  Amortization of debt discount                                   --         60,000
  Property impairment charge                                      --        400,000
  Changes in operating accounts:
       Accounts receivable, net                              662,000      1,281,000
       Inventories                                            76,000      1,013,000
       Prepaid expenses and other current assets               5,000        719,000
       Other assets                                            5,000         42,000
       Accounts payable and accrued expenses                (417,000)      (891,000)
       Commissions and royalties payable                    (126,000)      (214,000)
       Income taxes payable                                       --        (30,000)
       Operating payables subject to compromise
          under reorganization proceeding                         --        247,000
                                                         -----------    -----------
Net cash (used in) provided by operating activities         (653,000)     1,241,000

Cash flows from investing activities:
  Acquisitions of property and equipment                    (234,000)      (413,000)
  Proceeds from sales of property and equipment                   --          8,000
  Proceeds from sales of investments                         625,000        486,000
                                                         -----------    -----------
Net cash provided by investing activities                    391,000         81,000

Cash flows from financing activities:
  Net repayments on line of credit                        (1,187,000)      (484,000)
  Payments on long-term debt                                 (61,000)       (45,000)
  Borrowings on long-term debt                                    --        189,000
                                                         -----------    -----------
 Net cash used in financing activities                    (1,248,000)      (340,000)

Effect of exchange rate changes on cash                     (102,000)       (42,000)
                                                         -----------    -----------

Net (decrease) increase in cash and cash equivalents      (1,612,000)       940,000
Cash and cash equivalents, beginning of period             2,488,000      1,510,000
                                                         -----------    -----------
Cash and cash equivalents, end of period                 $   876,000    $ 2,450,000
                                                         ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                   $   309,000    $   158,000
                                                         ===========    ===========
Cash paid for income taxes                               $     2,000    $    57,000
                                                         ===========    ===========

See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY:

During the six months ended June 30, 2001, the Company transferred shares of its investment in Pure Energy Corporation, with a carrying value of $299,000 at the time of transfer, in settlement of trade accounts payable of $1,117,000.

During the six months ended June 30, 2000 $219,000 of convertible debentures and $22,000 of accrued interest was converted to common stock.

During the six months ended June 30, 2000, the Company financed the acquisition of property and equipment through borrowings on long-term debt of $51,000.



See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Under Chapter 11, actions to enforce claims against LLK are stayed if the claims arose, or are based on events that occurred, on or before the Petition Date, and such claims cannot be paid or restructured prior to the conclusion of the proceedings or approval of the Bankruptcy Court. In addition, under the Bankruptcy Code, LLK may elect to assume or reject certain prepetition leases, employment contracts, service contracts and other unexpired executory prepetition contracts, all subject to Bankruptcy Court approval. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. Liabilities subject to compromise (Note 8) in the accompanying consolidated balance sheets represent the Company's estimate of liabilities as of June 30, 2001 and December 31, 2000, subject to adjustment in the reorganization process. On January 26, 2001, the Company entered into a forbearance agreement with the bank and has begun making principal and interest payments thereunder. The forbearance agreement with bank expires on September 30, 2001.

On July 12, 2001, the Company signed a letter of intent ("LOI") with Brian Blosil to sell substantially all of the assets of the Company in exchange for the assumption of certain debts. The bankruptcy process requires that, in order to maximize the value of the estate for creditors, the Company entertain overbid offers. Accordingly, a hearing was scheduled for July 31, 2001 to approve overbid procedures and a topping fee in connection with a proposed sale of substantially all of the company's assets to Mr. Blosil (the "Motion"). In consideration for the purchase of Knickerbocker's assets, the purchaser will assume approximately $4 million of Knickerbocker's debts and liabilities and will issue to the pre-petition unsecured creditors of Knickerbocker redeemable preferred units with an aggregate redemption value of approximately $3 million. The Motion asks the Bankruptcy Court to approve procedures related to the sale of Knickerbocker's assets including the following: (1) the purchase price of competing bids must be at least $6 million in cash plus a topping fee of 3%, (2) competing bidders must provide to Knickerbocker a deposit of $1 million, (3) Brian Blosil will have the opportunity to match any competing bid and (4) if Brian Blosil does not match any competing bid, the assets will be sold to the competing bidder and the 3% topping fee will be paid to Brian Blosil as compensation for his costs and expenses. If the overbidding procedures are approved and no substantial overbid for Knickerbocker's assets is received, it is unlikely that the shareholders of Knickerbocker will receive any proceeds from the sale of assets.

At the hearing, the Court approved the Motion as modified in open court. As a result, there will be a hearing on sale of substantially all of the Company's assets and to consider overbids on September 4, 2001 at 9:30 A.M. The overbid procedures include funding a $480,000 deposit by August 29, 2001, an initial overbid of at least $6,180,000, and subsequent overbids in additional $300,000 increments.

Basis of Reporting - The accompanying consolidated financial statements have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities Under The Bankrupcty Code" (SOP 90-7) and have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's recurring losses from operations, the Chapter 11 filing and circumstances relating to this event, raise substantial doubt about the Company's ability to continue as a going concern. A plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities that may be necessary as a consequence of a plan of reorganization. The Company's ability to continue as a going concern is contingent upon, among other things, its ability to formulate a plan of reorganization that will be confirmed by the Bankruptcy Court, to achieve satisfactory levels of profitability and cash flow from operations, and obtain financing sources to meet future obligations.

The Company filed a Plan of Reorganization and Disclosure Statement with the Bankruptcy Court on March 30, 2000. The Bankruptcy Court scheduled a hearing on the Disclosure Statement for May 5, 2000 and approved the Disclosure Statement. Although the Disclosure Statement was approved, the underlying Plan of Reorganization was withdrawn and the Company is now in the process, as referenced in the preceding section, of selling substantially all its assets in exchange for the assumption of certain debts.

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board (FASB), which establishes accounting and reporting standards, issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company implemented SFAS No. 133 on January 1, 2001, which implementation was not material to the financial statements.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The impact of SFAS No. 141 and SFAS No. 142 on the Company's financial statements has not yet been determined.

NOTE 2: NET LOSS PER SHARE

The Company computes loss per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which requires the dual presentation of basic and diluted earning per share. Shares issuable upon the exercise of common stock warrants and options have been excluded from the per share calculations for the periods because their effect is antidilutive.

NOTE 3: REORGANIZATION ITEMS

Professional fees and expenditures directly related to the Chapter 11 filing are classified as reorganization items and are expensed as incurred. Reorganization items for the three and six months ended June 30, 2001 and 2000 consisted primarily of professional fees and a $400,000 property impairment charge recorded in the three months ended June 30, 2000, related to a building in Thailand owned by the Company, partially offset by interest income earned. Cash paid for reorganization items during the three and six month periods ended June 30, 2001 amounted to $179,000 and $544,000, respectively.

NOTE 4: INVENTORIES

At June 30, 2001 and December 31, 2000 inventories, including $435,000 and $454,000 of fine jewelry samples, respectively, classified as other long-term assets, consist of the following:

                              June 30, 2001     December 31, 2000
                              -------------     -----------------

     Finished goods            $2,333,000          $2,568,000
     Work-in-progress             366,000             415,000
     Raw materials              1,292,000           1,085,000
                               ----------          ----------
                               $3,991,000          $4,068,000
                               ==========          ==========

NOTE 5: INVESTMENTS

During the six months ended June 30, 2001, the Company transferred shares of its investment in Pure Energy Corporation, with a carrying value of $299,000 at the time of transfer, in settlement of trade accounts payable of $1,117,000. The transaction resulted in a gain to the Company of $818,000, which is included in other income, net.

During the six months ended June 30, 2001, the Company sold its investment in Ontro, Inc. with a carrying value of $731,000, net of unrealized loss on investment of $385,000, for net proceeds of $623,000. The sale resulted in a loss to the Company of $493,000, which is included in other income, net. During the six months ended June 30, 2000, the Company sold a portion of its investment in Ontro, Inc. with a carrying value of $476,000, and original cost of $173,000, for net proceeds of $486,000. The sale resulted in a gain to the Company of $10,000, which is included in other income, net.

NOTE 6: LINE OF CREDIT AND NOTES PAYABLE

Through July 16, 1999, the Company had available to use for working capital purposes and to post letters of credit, a line of credit totaling $15,000,000, subject to certain limits. The line of credit encompassed LLK, Georgetown Collection, Inc. (GCI) and Krasner Group, Inc. (TKG). Certain credit limits were established for each company. At the expiration of the line of credit on July 16, 1999, the Company did not have sufficient funds to pay off the line of credit. As a result of the Chapter 7 filing described in Note 1, the financial institution placed the Company's credit facility on an offering basis, effectively reserving the right to discontinue funding the Company at any time. As a result of the Chapter 11 filing (Note 1), all required repayments of principal on the notes payable under the line of credit for LLK and GCI have been suspended, except for certain principal repayments that have been approved by the Bankruptcy Court. As of June 30, 2001, TKG had no borrowings outstanding on the line of credit. The Company entered into an additional forbearance agreement with the bank that called for $50,000 monthly payments from January through May 2001. At June 15, 2001, the Company had the option to pay the Bank $650,000 and extend the due date until September 30, 2001. The Company made the January to May 2001 payments and the June 15, 2001 payment to the bank and at September 30, 2001, the Company is required to repay the loan.

At June 30, 2001, the Company had $2,181,000 of cash borrowings outstanding, representing amounts borrowed under the LLK sublimit, which is classified as subject to compromise in the accompanying consolidated financial statements (Note 8). Borrowings bear interest at the bank's base rate (11.5% at June 30, 2001) plus 4%. The Company has continued to accrue interest at the contractual rate on these notes and in January 2001 began making the $50,000 payments on the line of credit and at September 30, 2001, the Company is require to repay the loan.

The Company's Thai subsidiaries have available lines of credit aggregating 125,000,000 Thai baht (approximately $2,750,000 at June 30, 2001). Outstanding borrowings of $2,103,000 at June 5, 2001 bear interest at rates ranging from 3.5% to 8.25%. Restricted cash of $125,000 and $135,000 at June 30, 2001 and
December 31, 2000, respectively, secured one such line of credit.

NOTE 7: CONVERTIBLE DEBENTURES

1998 Debentures - In June 1998, the Company issued Convertible Debentures (the 1998 Debentures) with a face value of $7,000,000 in a private placement to institutional investors. The 1998 Debentures accrue interest at the rate of 6% per annum, payable upon conversion of the related debt. Through June 30, 2001, the Company issued a total of 20,448,736 shares of its common stock in connection with the conversion of $4,498,000 of the principal amount of the Debentures, plus interest accrued through the conversion date of $238,000.

Under the terms of the 1998 Debentures the face amount of the Debentures, aggregating $2,502,000, was due and payable by the Company. During the year ended December 31, 2000, the Company extinguished 1998 Debentures with a face amount of $1,650,000 by transferring certain shares in an investment owned by the Company to the holders.

During the six months ended June 30, 2000, a total of $59,000 of noncash interest expense was recorded relating to the 1998 Debentures, including $4,000 relating to the additional conversion discount recorded upon conversion (none in 2001).

1997 Debentures - In September 1997, the Company issued Convertible Debentures (the 1997 Debentures) with a face value of $5,000,000 in a private placement to an institutional investor. The 1997 Debentures accrue interest at the rate of 6% per annum, payable upon conversion of the related debt or at debt maturity on September 7, 2000. Through June 30, 2001, the Company has issued a total of 6,044,393 shares of its common stock in connection with the conversion of $3,350,000 of the principal amount of the 1997 Debentures, plus interest accrued through the conversion date of $218,000.

During the year ended December 31, 2000, the Company extinguished 1998 Debentures with a face amount of $2,042,000 by transferring certain shares in an investment owned by the Company to the holders. At June 30, 2001, the remaining face amount of the 1997 Debentures is classified as subject to compromise in the accompanying consolidated financial statements (Note 8).

During the six months ended June 30, 2000, a total of $44,000 of noncash interest expense was recorded relating to the 1997 Debentures.

NOTE 8: LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise consist of the following at June 30, 2001 and December 31, 2000:

                                              June 30, 2001   December 31, 2000
                                              -------------   -----------------
Secured liabilities - notes payable to bank
  (Note 6)                                      $2,181,000        $2,829,000

Unsecured liabilities:
     Accounts payable, trade                     4,402,000         4,402,000
     Commissions and royalties payable             464,000           464,000
     Convertible debentures (Note 7)               459,000           459,000
     Other payables and accrued expenses           920,000           920,000
                                                ----------        ----------
                                                $8,426,000        $9,074,000
                                                ==========        ==========

A plan of reorganization, if ultimately approved by the Company's impaired prepetition creditors and stockholders and confirmed by the Bankruptcy Court, may materially change the amounts and terms of these prepetition liabilities. Such amounts were estimated as of June 30, 2001 and December 31, 2000, and the Company anticipates that claims filed with the Bankruptcy Court by the Company's creditors will require reconciliation to the Company's financial records. The additional liability arising from the finalization of the reconciliation process, if any, is not yet subject to reasonable estimation, and accordingly, no provision has been recorded for these possible claims. The termination of other contractual obligations and the settlement of disputed claims may create additional prepetition liabilities. Such amounts, if any, will be recognized in the consolidated balance sheet as they are identified and become subject to reasonable estimation.

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

NOTE 10: BUSINESS SEGMENT INFORMATION

The Company is engaged primarily in the design, manufacture and marketing of branded collectibles and jewelry. The Company has three reportable segments: (1) collectible and toy brands, (2) fashion jewelry brands and (3) fine jewelry. The collectible and toy brands segment encompasses collectible dolls, toys, teddy bears and figurines. The fashion jewelry brands encompass items manufactured by the Company from non-precious metals, for sale primarily to the leading network in the home shopping industry. The fine jewelry segment encompasses jewelry manufactured by the Company with precious metals. Corporate activities including financing transactions are reflected in the tables below as "Corporate". The Company evaluates performance based on profit or loss from operations. The operating segments are managed separately because each segment requires different marketing strategies. The following table details the Company's financial performance by operating segment for the three and six months ended and as of June 30, 2001 and 2000.

                                  Three months ended June 30,          Six months ended June 30,
                                  ----------------------------      ------------------------------
                                      2001            2000              2001              2000
                                  -----------      -----------      ------------      ------------
Net sales
  Collectible and toy brands      $ 1,509,000      $ 3,553,000      $  3,766,000      $  6,236,000
  Fashion jewelry brands            3,061,000        3,097,000         4,389,000         5,519,000
  Fine jewelry                      2,088,000        2,115,000         3,862,000         4,204,000
  Corporate                                --               --                --                --
                                  -----------      -----------      ------------      ------------
  Consolidated                    $ 6,658,000      $ 8,765,000      $ 12,017,000      $ 15,959,000

Operating income (loss)
  Collectible and toy brands      $  (564,000)     $     6,000      $ (1,074,000)     $   (607,000)
  Fashion jewelry brands              643,000          432,000           320,000           552,000
  Fine jewelry                        282,000         (110,000)          411,000          (128,000)
  Corporate                          (148,000)        (177,000)         (296,000)         (635,000)
                                  -----------      -----------      ------------      ------------
  Consolidated                    $   213,000      $   151,000      $   (639,000)     $   (818,000)

Interest expense
  Collectible and toy brands      $        --      $        --      $         --      $         --
  Fashion jewelry brands                   --               --                --                --
  Fine jewelry                             --               --                --                --
  Corporate                           119,000          148,000           265,000           432,000
                                  -----------      -----------      ------------      ------------
  Consolidated                    $   119,000      $   148,000      $    265,000      $    432,000

Depreciation and amortization
  Collectible and toy brands      $    45,000      $    73,000      $     93,000      $    147,000
  Fashion jewelry brands              146,000          133,000           286,000           268,000
  Fine jewelry                         18,000          153,000            36,000           302,000
  Corporate                                --               --                --                --
                                  -----------      -----------      ------------      ------------
  Consolidated                    $   209,000      $   359,000      $    415,000      $    717,000

Capital expenditures
  Collectible and toy brands      $        --      $     8,000      $         --      $     30,000
  Fashion jewelry brands               94,000          116,000           174,000           189,000
  Fine jewelry                         12,000          139,000            60,000           194,000
  Corporate                                --               --                --                --
                                  -----------      -----------      ------------      ------------
  Consolidated                    $   106,000      $   263,000      $    234,000      $    413,000
                                  ===========      ===========      ============      ============

                                 Three months ended June 30,      Six months ended June 30,
                                 ---------------------------     --------------------------
                                    2001            2000            2001             2000
                                 -----------     -----------     -----------     -----------
Total assets
  Collectible and toy brands     $ 3,851,000     $ 7,083,000     $ 3,851,000     $ 7,083,000
  Fashion jewelry brands           2,806,000       2,279,000       2,806,000       2,279,000
  Fine jewelry                     5,783,000       7,932,000       5,783,000       7,932,000
  Corporate                        1,840,000       5,893,000       1,840,000       5,893,000
                                 -----------     -----------     -----------     -----------
  Consolidated                   $14,280,000     $23,187,000     $14,280,000     $23,187,000

Geographic areas
  Sales to external customers:
    United States                $ 4,570,000     $ 6,650,000     $ 8,155,000     $11,755,000
    Thailand                       2,088,000       2,115,000       3,862,000       4,204,000
                                 -----------     -----------     -----------     -----------
    Consolidated                 $ 6,658,000     $ 8,765,000     $12,017,000     $15,959,000

  Long-lived assets:
    United States                $ 2,097,000     $ 2,490,000     $ 2,097,000     $ 2,490,000
    Thailand                       1,381,000       4,202,000       1,381,000       4,202,000
                                 -----------     -----------     -----------     -----------
    Consolidated                 $ 3,478,000     $ 6,692,000     $ 3,478,000     $ 6,692,000
                                 ===========     ===========     ===========     ===========

NOTE 11: CONDENSED FINANCIAL STATEMENTS FOR THE DEBTOR ENTITY

The following are condensed unconsolidated financial statements for LLK:

                        The L.L. Knickerbocker Co., Inc.
                             (Debtor-in-Possession)
                            Condensed Balance Sheets
                                (unconsolidated)

                                                   June 30, 2001    December 31, 2000
                                                   -------------    -----------------
ASSETS:
  Cash and cash equivalents                         $    624,000      $  1,005,000
  Accounts receivable, net of allowance                  269,000         1,134,000
  Inventories                                          1,673,000         1,811,000
  Prepaid expenses and other current assets              750,000           726,000
                                                    ------------      ------------
    Total current assets                               3,316,000         4,676,000
  Investment in subsidiaries                           3,005,000         2,346,000
  Receivable from subsidiaries                           508,000         1,260,000
  Property and equipment, net                            437,000           555,000
  Investments                                            776,000         2,048,000
  Other assets                                            98,000            99,000
                                                    ------------      ------------
    Total assets                                    $  8,140,000      $ 10,984,000
                                                    ============      ============

LIABILITIES:
  Accounts payable                                  $  1,005,000      $  2,216,000
  Other accrued expenses                               1,146,000         1,196,000
                                                    ------------      ------------
    Total current liabilities                          2,151,000         3,412,000
  Liabilities subject to compromise
    under reorganization proceeding                    8,426,000         9,074,000

STOCKHOLDERS' DEFICIT:
  Common stock                                        41,637,000        41,637,000
  Additional paid-in capital                           6,012,000         6,012,000
  Accumulated deficit                                (45,525,000)      (44,551,000)
  Accumulated other comprehensive loss                (4,561,000)       (4,600,000)
                                                    ------------      ------------
    Total stockholders' deficit                       (2,437,000)       (1,502,000)
                                                    ------------      ------------
    Total liabilities and stockholders' deficit     $  8,140,000      $ 10,984,000
                                                    ============      ============

                       The L.L. Knickerbocker Co., Inc.
                            (Debtor-in-Possession)
                      Condensed Statements of Operations
                               (unconsolidated)

                                                Three months ended                  Six months ended
                                                      June 30,                         June 30,
                                            ----------------------------      ----------------------------
                                                2001             2000            2001             2000
                                            -----------      -----------      -----------      -----------
Net sales                                   $ 1,509,000      $ 3,553,000      $ 3,766,000      $ 6,236,000
Cost of sales                                 1,010,000        1,908,000        2,274,000        3,478,000
                                            -----------      -----------      -----------      -----------
Gross profit                                    499,000        1,645,000        1,492,000        2,758,000
Advertising expense                             155,000          147,000          321,000          204,000
Selling expense                                 352,000          563,000          934,000        1,111,000
General and administrative expense              704,000        1,104,000        1,607,000        2,684,000
Equity in (income) loss of subsidiaries        (928,000)         117,000         (766,000)          (1,000)
                                            -----------      -----------      -----------      -----------
Operating income (loss)                         216,000         (286,000)        (604,000)      (1,240,000)
Other income                                   (353,000)              --         (344,000)         (10,000)
Interest expense                                 82,000           73,000          186,000          281,000
Reorganization items                            307,000          312,000          526,000          578,000
Income tax expense                                   --               --            2,000            3,000
                                            -----------      -----------      -----------      -----------
Net income (loss)                           $   180,000      $  (671,000)     $  (974,000)     $(2,092,000)
                                            ===========      ===========      ===========      ===========

                        The L.L. Knickerbocker Co., Inc.
                     Notes to Condensed Financial Statements
               As of June 30, 2001 and December 31, 2000 and for
                  the six months ended June 30, 2001 and 2000
                                (unconsolidated)

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

In management's opinion, with the exception of those matters discussed above, the financial statements of LLK contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the unconsolidated financial position of LLK as of June 30, 2001 and December 31, 2000, and the unconsolidated results of its operations for the three and six-month periods ended June 30, 2001 and 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is in the businesses of developing and marketing branded collectible and toy products, fine and fashion jewelry, and other consumer products. The following discussion explains material changes in the results of operations of The L.L. Knickerbocker Co., Inc. (LLK) and subsidiaries for each of the periods discussed and significant developments affecting financial condition since the end of fiscal 2000.

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

On July 12, 2001, the Company signed a letter of intent ("LOI") with Brian Blosil to sell substantially all of the assets of the Company in exchange for the assumption of certain debts. The bankruptcy process requires that, in order to maximize the value of the estate for creditors, the Company entertain overbid offers. Accordingly, a hearing was scheduled for July 31, 2001 to approve overbid procedures and a topping fee in connection with a proposed sale of substantially all of the company's assets to Mr. Blosil (the "Motion"). In consideration for the purchase of Knickerbocker's assets, the purchaser will assume approximately $4 million of Knickerbocker's debts and liabilities and will issue to the pre-petition unsecured creditors of Knickerbocker redeemable preferred units with an aggregate redemption value of approximately $3 million. The Motion asks the Bankruptcy Court to approve procedures related to the sale of Knickerbocker's assets including the following: (1) the purchase price of competing bids must be at least $6 million in cash plus a topping fee of 3%, (2) competing bidders must provide to Knickerbocker a deposit of $1 million, (3) Brian Blosil will have the opportunity to match any competing bid and (4) if Brian Blosil does not match any competing bid, the assets will be sold to the competing bidder and the 3% topping fee will be paid to Brian Blosil as compensation for his costs and expenses. If the overbidding procedures are approved and no substantial overbid for Knickerbocker's assets is received, it is unlikely that the shareholders of Knickerbocker will receive any proceeds from the sale of assets.

At the hearing, the Court approved the Motion as modified in open court. As a result, there will be a hearing on sale of substantially all of the Company's assets and to consider overbids on September 4, 2001 at 9:30 A.M. The overbid procedures include funding a $480,000 deposit by August 29, 2001, an initial overbid of at least $6,180,000, and subsequent overbids in additional $300,000 increments.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

NET SALES

Net sales decreased to $6,658,000 for the three months ended June 30, 2001 from $8,765,000 for the three months ended June 30, 2000, a decrease of $2,107,000 or 24.0%. The $2,107,000 decrease in net sales was comprised of decreases in sales of $189,000 in catalog-driven dolls, $1,855,000 in wholesale collectible doll sales, $36,000 in fashion jewelry sales and $27,000 in fine jewelry net sales. The decrease in wholesale collectible sales was due primarily to timing differences in large shipments to the Company's major home shopping network customer and due to the discontinuance of two celebrity-driven collectible lines in 2000. The decreases in fashion and fine jewelry sales were due primarily to the timing of shipments to certain customers. In certain circumstances, large orders to customers, particularly those to home shopping networks, may move from one quarter to another causing large comparative differences between comparable quarters. The Company continues to assess the potential of sales expansion of existing products through new distribution channels, as well as continuing to develop new product categories.

GROSS PROFIT

Gross profit decreased to $2,910,000 for the three months ended June 30, 2001 from $3,826,000 for the three months ended June 30, 2001, a decrease of $916,000, or 23.9%. As a percentage of net sales, gross profit for the quarter was consistent at 43.7% in 2001 and 2000.

ADVERTISING EXPENSE

Advertising expense increased to $164,000 for the three months ended June 30, 2001 from $158,000 for the three months ended June 30, 2000, an increase of $6,000, or 3.8%. Included in advertising expense are advertisement printing costs, catalog-printing costs, media space in magazines, and advertisement creative and development costs.

SELLING EXPENSE

Selling expense decreased to $791,000 for the three months ended June 30, 2001 from $1,028,000 for the three months ended June 30, 2000, a decrease of $237,000, or 23.1%. As a percentage of net sales, selling expense increased from 11.7% in 2000 to 11.9% in 2001. The increase in selling expense as a percentage of net sales was due primarily to comparable tradeshow and advertising expenses compared to a lower sales base in 2001. Selling expense includes royalty expense, commission expense, trade show expenses, and other sales promotion expenses.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense decreased to $1,742,000 for the three months ended June 30, 2001 from $2,489,000 for the three months ended June 30, 2000, a decrease of $747,000, or 30.0%. The percentage of net sales represented by these expenses decreased from 28.4% in 2000 to 26.2% in 2001. The dollar decrease in general and administrative expenses was due primarily to the Company's aggressive cost cutting efforts and continuous focus on reducing overhead in its operations.

OTHER INCOME

Other income increased to $393,000 for the three months ended June 30, 2001 from $59,000 for the three months ended June 30, 2000, a change of $334,000. The increase in other income is primarily attributable to a net gain on sale of investments in the three months ended June 30, 2001 of $349,000. Other income in 2000 consists primarily of foreign currency gains from transactions of the Company's Thailand operations due to fluctuations in the Thai baht.

INTEREST EXPENSE

Interest expense decreased to $119,000 for the three months ended June 30, 2001 from $148,000 for the three months ended June 30, 2000. The decrease in interest expense relates primarily to the extinguishment of $3,692,000 of convertible debentures in 2000 and to lower average borrowings outstanding on the Company's lines of credit. Included in interest expense for the three months ended June 30, 2000 is noncash interest related to convertible debentures of ($19,000). Noncash interest in 2000 relates to amortization of debt discount and of debt issuance costs. In the three months ended June 30, 2000, the Company reversed $64,000 of noncash face value accrued interest recorded in the first three months of 2000. The remaining balance of interest expense includes interest on borrowings from working capital lines of credit and mortgages on buildings owned by the Company.

REORGANIZATION ITEMS

Costs associated with the Company's Chapter 11 filing amounted to $307,000 and $712,000 for the three months ended June 30, 2001 and 2000, respectively, which were comprised primarily of professional fees, net of interest income, and a $400,000 property impairment charge recorded in the three months ended June 30, 2000, related to a building in Thailand owned by the Company. The Company anticipates that additional reorganization costs will be incurred throughout the Chapter 11 reorganization.

NET INCOME (LOSS)

As a result of the foregoing factors, net income increased to $180,000 for the three months ended June 30, 2001 from net loss of $671,000 for the three months ended June 30, 2000, a change of $851,000.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

NET SALES

Net sales decreased to $12,017,000 for the six months ended June 30, 2001 from $15,959,000 for the six months ended June 30, 2000, a decrease of $3,942,000 or 24.7%. The $3,942,000 decrease in net sales was comprised of decreases in sales of $226,000 in catalog-driven dolls, $2,244,000 in wholesale collectible sales, $1,130,000 in fashion jewelry sales, and $342,000 in fine jewelry net sales. The decrease in wholesale collectible sales was due primarily to the discontinuance of two celebrity-driven collectible lines in 2000. The decreases in fashion and fine jewelry sales were due primarily to the timing of shipments to certain customers. In certain circumstances, large orders to customers, particularly those to home shopping networks, may move from one quarter to another causing large comparative differences between comparable quarters. The Company continues to assess the potential of sales expansion of existing products through new distribution channels, as well as continuing to develop new product categories.

GROSS PROFIT

Gross profit decreased to $5,197,000 for the six months ended June 30, 2001 from $6,804,000 for the six months ended June 30, 2000, a decrease of $1,607,000, or 23.6%. As a percentage of net sales, gross profit for the six months increased to 43.2% in 2001 from 42.6% in 2000. The increase in the gross profit percentage in 2001 from 2000 was due primarily to a combination of lowering distribution costs and marketing products that meet certain minimum gross margins.

ADVERTISING EXPENSE

Advertising expense increased to $331,000 for the six months ended June 30, 2001 from $248,000 for the six months ended June 30, 2000, an increase of $83,000, or 33.5%. The increase in advertising expense in 2001 was due primarily to catalog mailing costs incurred in connection with the Company's remaining direct response brand, the Magic Attic Club. In the comparable 2000 period, the Company mailed fewer catalogs and, therefore, incurred lower advertising expense. Included in advertising expense are advertisement printing costs, catalog-printing costs, media space in magazines, and advertisement creative and development costs.

SELLING EXPENSE

Selling expense decreased to $1,700,000 for the six months ended June 30, 2001 from $1,939,000 for the six months ended June 30, 2000, a decrease of $239,000, or 12.3%. As a percentage of net sales, selling expense increased from 12.1% in 2000 to 14.1% in 2001. The increase in selling expense as a percentage of net sales was due primarily to comparable tradeshow and advertising expenses compared to a lower sales base in 2001. Selling expense includes royalty expense, commission expense, trade show expenses, and other sales promotion expenses.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense decreased to $3,805,000 for the six months ended June 30, 2001 from $5,435,000 for the six months ended June 30, 2000, a decrease of $1,630,000, or 30.0%. The percentage of net sales represented by these expenses decreased from 34.1% in 2000 to 31.7% in 2001. The dollar decrease in general and administrative expenses was due primarily to the Company's aggressive cost cutting efforts and continuous focus on reducing overhead in its operations. Included in the comparable 2000 period was a reserve for legal settlement that increased comparable 2000 general and administrative expenses.

OTHER INCOME

Other income increased to $458,000 for the six months ended June 30, 2001 from $163,000 for the six months ended June 30, 2000, a change of $295,000. The increase in other income is primarily attributable to a net gain on sale of investments in the six months ended June 30, 2001 of $325,000. Other income in 2000 consists primarily of foreign currency gains from transactions of the Company's Thailand operations due to fluctuations in the Thai baht.

INTEREST EXPENSE

Interest expense decreased to $265,000 for the six months ended June 30, 2001 from $432,000 for the six months ended June 30, 2000. The decrease in interest expense relates primarily to the extinguishment of $3,692,000 of convertible debentures in 2000 and to lower average borrowings outstanding on the Company's lines of credit. Included in interest expense for the six months ended June 30, 2000 is noncash interest related to convertible debentures of 103,000. Noncash interest in 2000 relates to amortization of debt discount and of debt issuance costs. The remaining balance of interest expense includes interest on borrowings from working capital lines of credit and mortgages on buildings owned by the Company.

REORGANIZATION ITEMS

Costs associated with the Company's Chapter 11 filing amounted to $526,000 and $978,000 for the six months ended June 30, 2001 and 2000, respectively, which were comprised primarily of professional fees, net of interest income, and a $400,000 property impairment charge recorded in the three months ended June 30, 2000, related to a building in Thailand owned by the Company. The Company anticipates that additional reorganization costs will be incurred throughout the Chapter 11 reorganization.

NET LOSS

As a result of the foregoing factors, net loss decreased to $974,000 for the six months ended June 30, 2001 from net loss of $2,092,000 for the six months ended June 30, 2000, a decrease in net loss of $1,118,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow used in operations was $653,000 for the six months ended June 30, 2001 compared to cash provided from operations of $1,241,000 in the comparable 2000 period. The $1,894,000 decrease in cash flow from operations was due primarily to increases in inventory purchases and prepaid expenses, increased payments on accounts payable and commissions, partially offset by lower net losses.

Under Chapter 11, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on, events that occurred on or before the Petition Date. The ultimate terms of settlement of these claims will be determined in accordance with a plan of reorganization, which requires the approval of the impaired prepetition creditors and stockholders and confirmation by the Bankruptcy Court. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts, including leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. The ultimate resolution of such liabilities, all of which are subject to compromise, are parts of the plan of reorganization filed with the Bankruptcy Court on March 30, 2000. On March 30, 2000, the Company filed a Plan of Reorganization and Disclosure Statement with the United States Bankruptcy Court, pursuant to which Knickerbocker would emerge from Chapter 11 bankruptcy proceedings. The Bankruptcy Court scheduled a hearing on the Disclosure Statement for May 5, 2000 and approved the Disclosure Statement. Although the Disclosure Statement was approved, the underlying Plan of Reorganization was withdrawn and the Company is now in the process of formulating and negotiating a revised Plan of Reorganization. Until the plan of reorganization is confirmed by the Bankruptcy Court, only such payments on prepetition obligations that are approved by the Bankruptcy Court will be made. There is no assurance that a plan of reorganization will be approved or confirmed by the Bankruptcy Court.

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

On July 12, 2001, the Company signed a letter of intent ("LOI") with Brian Blosil to sell substantially all of the assets of the Company in exchange for the assumption of certain debts. The bankruptcy process requires that, in order to maximize the value of the estate for creditors, the Company entertain overbid offers. Accordingly, a hearing was scheduled for July 31, 2001 to approve overbid procedures and a topping fee in connection with a proposed sale of substantially all of the company's assets to Mr. Blosil (the "Motion"). In consideration for the purchase of Knickerbocker's assets, the purchaser will assume approximately $4 million of Knickerbocker's debts and liabilities and will issue to the pre-petition unsecured creditors of Knickerbocker redeemable preferred units with an aggregate redemption value of approximately $3 million. The Motion asks the Bankruptcy Court to approve procedures related to the sale of Knickerbocker's assets including the following: (1) the purchase price of competing bids must be at least $6 million in cash plus a topping fee of 3%, (2) competing bidders must provide to Knickerbocker a deposit of $1 million, (3) Brian Blosil will have the opportunity to match any competing bid and (4) if Brian Blosil does not match any competing bid, the assets will be sold to the competing bidder and the 3% topping fee will be paid to Brian Blosil as compensation for his costs and expenses. If the overbidding procedures are approved and no substantial overbid for Knickerbocker's assets is received, it is unlikely that the shareholders of Knickerbocker will receive any proceeds from the sale of assets.

At the hearing, the Court approved the Motion as modified in open court. As a result, there will be a hearing on sale of substantially all of the Company's assets and to consider overbids on September 4, 2001 at 9:30 A.M. The overbid procedures include funding a $480,000 deposit by August 29, 2001, an initial overbid of at least $6,180,000, and subsequent overbids in additional $300,000 increments.

As described in Note 6 to the consolidated financial statements, through July 16, 1999, the Company had a line of credit that encompassed The L.L. Knickerbocker Co., Inc. (LLK), Georgetown Collection, Inc. (GCI) and Krasner Group, Inc. (TKG). Certain credit limits were established for each company. Borrowing availability was determined by an advance rate on eligible accounts receivable and inventory. At the expiration of the line of credit on July 16, 1999, the Company did not have sufficient funds to pay off the line of credit. The Company entered into a forbearance agreement with the financial institution (the Bank) initially extending the general terms of the line of credit until August 30, 1999 and in the event certain conditions were met, until September 20, 1999. The forbearance agreement limited the Company's use of the credit facility to total borrowings of $6,250,000. As a result of the Chapter 7 filing, the Bank placed the Company's credit facility on an offering basis, effectively reserving the right to discontinue funding the Company at any time. As a result of the Chapter 11 filing, all required repayments of principal on the notes payable under the line of credit for LLK and GCI were suspended, except for certain principal repayments that have been approved by the Bankruptcy Court. As of June 30, 2001, TKG had no borrowings outstanding from the Bank. The Company has entered into an additional forbearance agreement with the Bank that called for $50,000 monthly payments from January through May of 2001. At June 2001, the Company had the option to pay the Bank $650,000 and extend the due date until September 30, 2001. The Company made the June 15, 2001 payment to the bank.

At June 30, 2001, the Company had $2,181,000 of cash borrowings outstanding, representing amounts borrowed under the LLK sublimit, which is classified as subject to compromise in the accompanying consolidated financial statements. Borrowings bear interest at the bank's base rate (11.5% at June 30, 2001) plus 4%. The Company has continued to accrue interest at the contractual rate on these notes.

The Company's Thai subsidiaries have available lines of credit aggregating 125,000,000 Thai baht (approximately $2,750,000 at June 30, 2001). Outstanding borrowings of $1,825,000 at June 30, 2001 bear interest at rates ranging from 3.5% to 8.25%. Restricted cash of $125,000 and $135,000 at June 30, 2001 and
December 31, 2000, respectively, secured one such line of credit.

In connection with the Chapter 11 filing, the Company filed, and the Bankruptcy Court approved, a motion for use of cash collateral. Under the terms of this motion the Company is authorized to use all cash and cash equivalents, which are the cash collateral of the Bank, to pay ordinary and necessary operating expenses in an amount equal to 93% of new accounts receivable.

As indicated above, the Company has entered into a forbearance agreement with its Bank, which called for monthly payments of $50,000 through June of 2001. At June 2001, the Company either needed to pay the Bank in full or make a payment of $650,000 to buy another three month extension until September of

2001. The Company made the June 15, 2001 payment to the bank. At September 2001, the Company will need to pay the Bank in full. The Company is taking measures to obtain a new secured lender to refinance the existing Bank. The Company believes that its ongoing operating cash flow and proceeds from sale of investments should enable the Company to meet liquidity requirements until substitute financing is obtained. However, notwithstanding all of the events and circumstances described above, there is substantial uncertainty with respect to the Company's liquidity. The Company's ability to meet its obligations as they come due and successfully emerge from Chapter 11 is contingent upon, among other things, its ability to formulate a Plan of Reorganization that will be confirmed by the Bankruptcy Court, to achieve satisfactory levels of profitability and cash flow from operations, and obtain financing sources to meet future obligations.

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

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The impact of SFAS No. 141 and SFAS No. 142 on the Company's financial statements has not yet been determined.

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

On July 12, 2001, the Company signed a letter of intent ("LOI") with Brian Blosil to sell substantially all of the assets of the Company in exchange for the assumption of certain debts. The bankruptcy process requires that, in order to maximize the value of the estate for creditors, the Company entertain overbid offers. Accordingly, a hearing was scheduled for July 31, 2001 to approve overbid procedures and a topping fee in connection with a proposed sale of substantially all of the company's assets to Mr. Blosil (the "Motion"). In consideration for the purchase of Knickerbocker's assets, the purchaser will assume approximately $4 million of Knickerbocker's debts and liabilities and will issue to the pre-petition unsecured creditors of Knickerbocker redeemable preferred units with an aggregate redemption value of approximately $3 million. The Motion asks the Bankruptcy Court to approve procedures related to the sale of Knickerbocker's assets including the following: (1) the purchase price of competing bids must be at least $6 million in cash plus a topping fee of 3%, (2) competing bidders must provide to Knickerbocker a deposit of $1 million, (3) Brian Blosil will have the opportunity to match any competing bid and (4) if Brian Blosil does not match any competing bid, the assets will be sold to the competing bidder and the 3% topping fee will be paid to Brian Blosil as compensation for his costs and expenses. If the overbidding procedures are approved and no substantial overbid for Knickerbocker's assets is received, it is unlikely that the shareholders of Knickerbocker will receive any proceeds from the sale of assets.

At the hearing, the Court approved the Motion as modified in open court. As a result, there will be a hearing on sale of substantially all of the Company's assets and to consider overbids on September 4, 2001 at 9:30 A.M. The overbid procedures include funding a $480,000 deposit by August 29, 2001, an initial overbid of at least $6,180,000, and subsequent overbids in additional $300,000 increments.

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

Foreign Currency - The Company has subsidiary operations in Thailand, and accordingly, the Company is exposed to transaction gains and losses that could result from changes in foreign currency exchange rates. The Company uses the local currency (Thai baht) as the functional currency for its Thai subsidiaries. Translation adjustments resulting from the process of translating foreign currency financial statements into U.S. dollars were not significant in fiscal 2001 and in the six month period ended June 30, 2001 due to the fact that the exchange rate remained relatively constant throughout the period. Under the current circumstances, the Company believes that the foreign currency market risk is not material. The Company actively monitors its foreign exchange exposure and evaluates possible strategies to reduce its risk. Should circumstances change, the Company intends to implement appropriate strategies at such time that it determines that the benefits outweigh the associated costs. There can be no assurance that management's efforts to reduce foreign exchange exposure will be successful.

Interest Rates - To the extent the Company borrows under its credit facilities, the Company would be exposed to market risk related to changes in interest rates. At June 30, 2001, the Company had $3,882,000 outstanding under the Company's credit facilities, including $2,181,000 which is classified as subject to compromise.

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


                                                THE L.L. KNICKERBOCKER CO., INC.


Date: August 14, 2001                           By: /s/ Anthony P. Shutts
                                                    ----------------------------
                                                        Anthony P. Shutts
                                                        Chief Financial Officer
                                                        (Principal financial and
                                                        accounting officer)