Form 10-Q
period 2001-09-30
KNICKERBOCKER L L CO INC
filed 2001-11-19
CIK 932136

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-25488

                        THE L.L. KNICKERBOCKER CO., INC.
             (Exact name of registrant as specified in its charter)

            CALIFORNIA                                   33-0230641
  -------------------------------                    ------------------
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                     Identification No.)


       25800 COMMERCENTRE DRIVE
        LAKE FOREST, CALIFORNIA                            92630
----------------------------------------            -------------------
  (Address of principal executive offices)               (Zip Code)



        ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 595 - 7900


     Indicate by mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---

     The number of shares outstanding of the registrant's Common Stock, as of November 14, 2001 was 47,187,728.

                                TABLE OF CONTENTS

ITEM                                                                                          PAGE
-----                                                                                         -----
                                     PART I
 1.      FINANCIAL INFORMATION

         A.  Condensed Consolidated Statements of Operations - Liquidation Basis
             (unaudited) for the three month periods ended September 30, 2001
             and September 30, 2000........................................................     1

         B.  Condensed Consolidated Statements of Operations - Liquidation Basis
             (unaudited) for the nine month periods ended September 30, 2001
             and September 30, 2000........................................................     2

         C.  Condensed Consolidated Statements of Comprehensive Income/Loss -
             Liquidation Basis (unaudited) for the three and nine month periods
             ended September 30, 2001 and September 30, 2000...............................     3

         D.  Condensed Consolidated Balance Sheets at September 30, 2001 -
             Liquidation Basis (unaudited) and December 31, 2000...........................     4

         E.  Condensed Consolidated Statements of Cash Flows (unaudited)
             for the nine month periods ended September 30, 2001
             and September 30, 2000........................................................     5

         F.  Notes to Condensed Consolidated Financial Statements..........................     7

 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

         A.  General Business Description..................................................     17

         B.  Results of Operations.........................................................     18

         C.  Liquidity and Capital Resources...............................................     21



                                     PART II

1.       LEGAL PROCEEDINGS.................................................................     22

3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .......................     24

6.       EXHIBITS AND REPORTS ON FORM 8-K..................................................     25

         SIGNATURE.........................................................................     25


PART I.  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

THE L.L. KNICKERBOCKER CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (LIQUIDATION BASIS) THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(unaudited)

                                                                         2001                      2000
                                                                     -----------               -----------
Sales, net of returns                                                $ 8,599,000               $ 6,310,000
Cost of sales                                                          4,875,000                 3,820,000
                                                                     -----------               -----------
Gross profit                                                           3,724,000                 2,490,000
Advertising expense                                                       68,000                   108,000
Selling expense                                                        1,004,000                   755,000
General and administrative expense                                     1,798,000                 2,329,000
                                                                     -----------               -----------
Operating loss                                                           854,000                  (702,000)
Other income, net                                                        117,000                 3,358,000
Interest expense                                                          93,000                   167,000
                                                                     -----------               -----------
Income (loss) before reorganization items and
income tax expense (benefit)                                             878,000                 2,489,000
Reorganization items                                                     282,000                   220,000
                                                                     -----------               -----------
Income (loss) before income tax expense (benefit)                        596,000                 2,269,000
Income tax expense (benefit)                                                                         2,000
                                                                     -----------               -----------
Net income (loss)                                                    $   596,000               $ 2,267,000
                                                                     -----------               ===========
Adjustment to Liquidation Basis                                         (596,000)

Net Assets at September 30, 2001                                     $       --
                                                                     ===========
Net income (loss) per share:
  Basic                                                              $       --                $      0.05
                                                                     ===========               ===========
  Diluted                                                            $       --                $      0.05
                                                                     ===========               ===========

Shares used in computing net income (loss) per share:
  Basic                                                               46,987,728                46,987,728
                                                                     -----------               -----------



See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (LIQUIDATION BASIS) NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(unaudited)



                                                                         2001                      2000
                                                                      -----------               -----------
Sales, net of returns                                                 $20,616,000               $22,269,000
Cost of sales                                                          11,695,000                12,975,000
                                                                      -----------               -----------
Gross profit                                                            8,921,000                 9,294,000
Advertising expense                                                       399,000                   356,000
Selling expense                                                         2,704,000                 2,694,000
General and administrative expense                                      5,603,000                 7,764,000
                                                                      -----------               -----------
Operating loss                                                            215,000                (1,520,000)
Other income, net                                                         575,000                 3,521,000
Interest expense                                                          358,000                   599,000
                                                                      -----------               -----------
Income (loss) before reorganization items and
income tax expense                                                        432,000                 1,402,000
Reorganization items                                                      808,000                 1,198,000
                                                                      -----------               -----------
Income (loss) before income tax expense                                  (376,000)                  204,000
Income tax expense                                                          2,000                    29,000
                                                                      -----------               -----------
Net income (loss)                                                     $  (378,000)              $   175,000
                                                                                                ===========
Adjustment to Liquidation Basis                                           378,000
                                                                      -----------
Net Assets at September 30, 2001                                      $      --
                                                                      ===========


Net income (loss) per share:
  Basic                                                               $      --                 $      0.00
                                                                      ===========               ===========
  Diluted                                                             $      --                 $      0.00
                                                                      ===========               ===========

Shares used in computing net income (loss) per share:
  Basic                                                                46,987,728                46,599,900
                                                                      ===========               ===========
  Diluted                                                              46,987,728                46,602,981
                                                                      ===========               ===========



See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS
(Liquidation Basis)
(unaudited)


                                                      Three months ended                      Nine months ended
                                                         September 30,                           September 30,
                                                 ---------------------------------        -----------------------------
                                                   2001                   2000               2001               2000
                                                 ---------             -----------        ----------         ----------

Net income (loss)                                $ 596,000             $ 2,267,000        $ (378,000)        $  175,000
Other comprehensive income (loss):
  Unrealized loss on investment                                                              385,000
  Foreign currency translation adjustments          28,000                (240,000)         (318,000)          (415,000)
                                                 ---------             -----------        ----------         ----------
Comprehensive income (loss)                      $ 624,000             $ 2,027,000        $ (311,000)        $ (240,000)
                                                                       ===========                           ==========
Adjustment to Liquidation Basis                   (624,000)                                  311,000
                                                 ---------                                ----------
Net Assets at September 30, 2001                 $     --                                 $    --
                                                 =========                                ==========






See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.
CONSOLIDATED STATEMENTS OF NET ASSETS (Liquidation Basis)
(unaudited)

                                                                            September 30,                December 31,
                                                                                2001                         2000
                                                                            -------------                ------------
ASSETS

Cash and cash equivalents                                                    $   942,000                 $ 1,510,000
Restricted cash                                                                  127,000                     312,000
Accounts receivable, net                                                       4,747,000                   6,654,000
Inventories                                                                    3,027,000                   4,655,000
Prepaid expenses and other current assets                                        790,000                   1,578,000
                                                                             -----------                 -----------
  Total current assets                                                         9,633,000                  14,709,000

Property and equipment, net                                                    2,383,000                   4,501,000
Investments                                                                      776,000                   3,675,000
Other assets                                                                     823,000                     758,000
Goodwill, net of accumulated amortization of $1,533,000 at
  September 30, 2000 and $1,374,000 at December 31, 2000                       1,011,000                   2,943,000
                                                                             -----------                 -----------
                                                                             $14,626,000                 $26,586,000
                                                                             ===========                 ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                             $ 3,504,000                 $ 4,244,000
Accrued expenses                                                               1,040,000                   1,473,000
Notes payable                                                                  1,997,000                   2,563,000
Commissions and royalties payable                                                961,000                   1,577,000
Interest payable                                                                 395,000                     113,000
Income taxes payable                                                             133,000                     164,000
Current portion of long-term debt                                                322,000                     176,000
                                                                             -----------                 -----------
  Total current liabilities                                                    8,352,000                  10,310,000

Long-term debt, less current portion                                             236,000                     417,000
Liabilities subject to compromise under
  reorganization proceeding                                                    7,851,000                  13,484,000
                                                                             -----------                 -----------
  Total liabilities                                                           16,439,000                  24,211,000

Stockholders' equity:
Preferred stock                                                                      --                           --
Common stock                                                                  41,637,000                  41,397,000
Additional paid-in capital                                                     6,012,000                   6,012,000
Accumulated deficit                                                          (44,929,000)                (41,157,000)
Accumulated other comprehensive loss                                          (4,533,000)                 (3,877,000)
                                                                             -----------                 -----------
Total stockholders' equity before adjustment to liquidation value             (1,813,000)                  2,375,000
                                                                             -----------                 -----------
                                                                             $14,626,000                 $26,586,000
                                                                             ===========                 ===========
NET ASSETS IN LIQUIDATION                                                    $       --
                                                                             ===========






See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(unaudited)



                                                                                   2001                2000
                                                                                -----------        -----------
Cash flows from operating activities:
Net income (loss)                                                               $  (378,000)       $   175,000
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                                                     628,000          1,062,000
  Gain on disposition of investments                                               (325,000)       $(3,360,000)
  Loss (gain) on disposition of fixed assets                                         26,000              8,000
  Amortization of debt discount                                                                         60,000
  Property impairment charge                                                                           400,000
  Changes in operating accounts:
    Accounts receivable, net                                                       (246,000)       $ 2,983,000
    Inventories                                                                     569,000            924,000
    Prepaid expenses and other current assets                                        52,000            375,000
    Other assets                                                                     11,000             10,000
    Accounts payable and accrued expenses                                          (523,000)          (918,000)
    Commissions and royalties payable                                                 3,000           (307,000)
    Income taxes payable                                                                               (30,000)
    Due to former shareholders of Krasner Group, Inc.                                   --                 --
    Operating payables subject to compromise
      under reorganization proceeding                                                                  247,000
                                                                                -----------        -----------
Net cash provided by operating activities                                          (183,000)         1,629,000
  Cash flows from investing activities:
  Acquisitions of property and equipment                                           (334,000)          (588,000)
  Proceeds from sales of property and equipment                                                         28,000
  Proceeds from sales of investments                                                625,000            538,000
  Receivable from stockholder                                                           --                 --
                                                                                -----------        -----------
Net cash used in investing activities                                               291,000            (22,000)

Cash flows from financing activities:
  Net (repayments) borrowings on line of credit                                 $(1,466,000)           (40,000)
  Payments on long-term debt                                                        (91,000)           (75,000)
  Borrowings on long-term debt                                                                         183,000
                                                                                -----------        -----------
  Net cash provided by financing activities                                      (1,557,000)            68,000
Effect of exchange rate changes on cash                                             (97,000)           (60,000)
                                                                                -----------        -----------
Net increase (decrease) in cash and cash equivalents                             (1,546,000)         1,615,000
Cash and cash equivalents, beginning of period                                    2,488,000          1,510,000
                                                                                -----------        -----------
Cash and cash equivalents, end of period (Before
  Adjustment to Liquidation Basis)                                              $   942,000        $ 3,125,000
                                                                                                   ===========
Adjustment to Liquidation Basis                                                    (942,000)
                                                                                ===========
Cash at end of period on Liquidation Basis                                              --
                                                                                ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                                          $   224,000        $   185,000
                                                                                ===========        ===========
Cash paid for income taxes                                                      $     1,600        $    59,000
                                                                                ===========        ===========












See accompanying notes to condensed consolidated financial statements.

THE L.L. KNICKERBOCKER CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY:

During the nine months ended September 30, 2001, the Company transferred shares of its investment in Pure Energy Corporation, with a carrying value of $299,000 at the time of transfer, in settlement of trade accounts payable of $1,117,000.

During the nine months ended September 30, 2000, $219,000 of convertible debentures and $22,000 of accrued interest was converted to common stock.

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

Liquidation of Assets - On October 9, 2001, substantially all the Company's assets were sold in Bankruptcy Court. Under the terms of the sale of the Company's assets in Bankruptcy Court, substantially all the Company's assets were sold and liabilities were either assumed by the purchaser or compromised in Bankruptcy. As consideration for the Company's assets, the purchaser has agreed to pay the Company's general unsecured creditors of the Company a compromised amount over several years. The Company's common shareholders will not receive money from the sale of assets and, because there are no remaining assets in the Company, will not receive any type of dividend distribution.

On August 23, 1999 (the Petition Date), an involuntary petition under Chapter 7 of the United States Bankruptcy Code (the Bankruptcy Code) was filed against LLK by three of its creditors. On December 3, 1999 (the Conversion Date), LLK (unconsolidated) filed an election to convert to reorganization under Chapter 11 of the Bankruptcy Code (Chapter 11). LLK continued to conduct normal business operations as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Central District of California (the Bankruptcy Court). As a debtor-in-possession, LLK may not engage in transactions outside the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court.

Under Chapter 11, actions to enforce claims against LLK are stayed if the claims arose, or are based on events that occurred, on or before the Petition Date, and such claims cannot be paid or restructured prior to the conclusion of the proceedings or approval of the Bankruptcy Court. In addition, under the Bankruptcy Code, LLK may elect to assume or reject certain prepetition leases, employment contracts, service contracts and other unexpired executory prepetition contracts, all subject to Bankruptcy Court approval. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. Liabilities subject to compromise (Note 8) in the accompanying consolidated balance sheets represent the Company's estimate of liabilities as of September 30, 2001 and December 31, 2000, subject to adjustment in the reorganization process. On January 26, 2001, the Company entered into a forbearance agreement with the bank and has begun making principal and interest payments thereunder. The forbearance agreement with bank expired on September 30, 2001. On October 9, 2001, the bank was paid off upon the sale of assets in Bankruptcy Court.

On July 12, 2001, the Company signed a letter of intent ("LOI") with Brian Blosil to sell substantially all of the assets of the Company in exchange for the assumption of certain debts. The bankruptcy process requires that, in order to maximize the value of the estate for creditors, the Company entertain overbid offers. Accordingly, a hearing was scheduled for July 31, 2001 to approve overbid procedures and a topping fee in connection with a proposed sale of substantially all of the company's assets to Mr. Blosil (the "Motion"). In consideration for the purchase of Knickerbocker's assets, the purchaser was to assume approximately $4 million of Knickerbocker's debts and liabilities and issue to the pre-petition unsecured creditors of Knickerbocker redeemable preferred units with an aggregate redemption value of approximately $3 million. The Motion asked the Bankruptcy Court to approve procedures related to the sale of Knickerbocker's assets including the following: (1) the purchase price of competing bids must be at least $6 million in cash plus a topping fee of 3%, (2) competing bidders must provide to Knickerbocker a deposit of $1 million, (3) Brian Blosil would have the opportunity to match any competing bid and (4) if Brian Blosil does not match any competing bid, the assets would be sold to the competing bidder and the 3% topping fee would be paid to Brian Blosil as compensation for his costs and expenses. If the overbidding procedures were to be approved and no substantial overbid for Knickerbocker's assets was to be received, it was unlikely that the shareholders of Knickerbocker will receive any proceeds from the sale of assets.

At the hearing, the Court approved the Motion as modified in open court. As a result, there was a hearing on the sale of substantially all of the Company's assets and to consider overbids on September 4, 2001 at 9:30 A.M. The overbid procedures include funding a $480,000 deposit by August 29, 2001, an initial overbid of at least $6,180,000, and subsequent overbids in additional $300,000 increments.

There were no overbids at the hearing on September 4, 2001 and, as a result, the sale of the Company's assets to Brian Blosil was approved by the Bankruptcy Court. The sale of assets to Brian Blosil closed on October 9, 2001. To formally conclude the bankruptcy process, the Company has filed a Plan of Liquidation with the Bankruptcy Court.

Financial Information For The Quarter Ended September 30, 2001 Was Not Reviewed By Independent Accountants - The financial information for the quarter ended September 30, 2001 contained herein was not reviewed by an independent CPA firm. The Company's accountants, Deloitte and Touche, resigned as accountants to the Company on November 7, 2001, prior to the filing of this document. Their resignation was not based upon any disagreements or disputes with management, but rather because the Company had sold all of its assets and it was not economically feasible to continue their engagement.

Basis of Reporting - On October 9, 2001, substantially all the Company's assets were sold in Bankruptcy Court. As a result of the sale of assets on October 9, 2001, the Company adopted the liquidation basis of accounting at September 30, 2001. Accordingly, at September 30, 2001, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts. Under the terms of the sale of the Company's assets in Bankruptcy Court, substantially all the Company's assets were sold and liabilites were assumed by the purchaser or compromised in Bankruptcy. Therefore, both assets and liabilities were shown to have a zero value, as they no longer remain with the Company. The Company has filed a Plan of Liquidation under Chapter 11 to conclude the Bankruptcy process.

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended

December 31, 2001. For further information, refer to the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The impact of SFAS No. 141 and SFAS No. 142 on the Company's financial statements has not yet been determined


NOTE 2:  EARNINGS PER SHARE

The Company computes income (loss) per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which requires the dual presentation of basic and diluted earning per share. Shares issuable upon the exercise of common stock warrants and options and shares issuable upon the conversion of convertible debentures have been excluded from the three and nine month periods ended September 30, 2000 per share calculations because their effect is antidilutive. The following table summarizes the computation of earnings per share for the three and nine month periods ended September 30, 2001:

                                                          Three months ended         Nine months ended
                                                          September 30, 2001         September 30, 2001
                                                          ------------------         ------------------
Net income                                                   $   596,000                $  (378,000)
                                                                                        ===========
  Adjustment to Liquidation Value                               (596,000)
                                                             -----------
                                                             $        --
                                                             ===========
Weighted average number of common shares:
  Basic                                                       46,987,728                 46,987,728
  Effect of dilutive securities:
    Stock options & convertible securities
                                                             -----------                -----------
  Diluted                                                     46,987,728                 46,987,728

Net income per share:
  Basic                                                      $        --                $     (0.01)
  Effect of dilutive securities:
    Stock options & convertible securities                             --                         --
                                                             -----------                -----------
  Diluted                                                    $        --                $     (0.01)
                                                             ===========                ===========


NOTE 3:  REORGANIZATION ITEMS

Professional fees and expenditures directly related to the Chapter 11 filing are classified as reorganization items and are expensed as incurred. Reorganization items for the three and nine months ended September 30, 2001 and 2000 consisted primarily of professional fees and a $400,000 property impairment charge recorded in the three months ended June 30, 2000, related to a building in Thailand owned by the Company, partially offset by interest income earned. Cash paid for reorganization items during the three and nine month periods ended September 30, 2001 amounted to $455,000 and $754,000, respectively.


NOTE 4:  INVENTORIES

At September 30, 2001 and December 31, 2000 inventories, including $471,000 and $533,000, respectively, classified as other long-term assets, consist of the following:

                                        September 30, 2001           December 31, 2000
                                        ------------------           -----------------
Finished goods                             $ 4,970,000                   $2,568,000
Work-in-progress                               519,000                      415,000
Raw materials                                1,323,000                    1,085,000
                                                                         ----------
Inventory reserves                          (3,314,000)                  $4,068,000
                                           -----------                   ==========
                                           $ 3,498,000                   $8,136,000
Adjustment to                                                            ==========
  Liquidation Value                         (3,498,000)
                                           -----------
                                                   --
                                           -----------


NOTE 5:  INVESTMENTS

During the nine months ended September 30, 2001, the Company transferred shares of its investment in Pure Energy Corporation, with a carrying value of $299,000 at the time of transfer, in settlement of trade accounts payable of $1,117,000. The transaction resulted in a gain to the Company of $818,000, which is included in other income, net.

During the nine months ended September 30, 2001, the Company sold its investment in Ontro, Inc. with a carrying value of $731,000, net of unrealized loss on investment of $385,000, for net proceeds of $623,000. The sale resulted in a loss to the Company of $493,000, which is included in other income, net. During the nine months ended September 30, 2000, the Company sold a portion of its investment in Ontro, Inc. with a carrying value of $476,000, and original cost of $173,000, for net proceeds of $486,000. The sale resulted in a gain to the Company of $10,000, which is included in other income, net.

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

At September 30, 2001, the Company had $2,181,000 of cash borrowings outstanding, representing amounts borrowed under the LLK sublimit, which is classified as subject to compromise in the accompanying consolidated financial statements (Note 8). Borrowings bear interest at the bank's base rate (11.5% at June 30, 2001) plus 4%. The Company has continued to accrue interest at the contractual rate on these notes and in January 2001 began making the $50,000 payments on the line of credit and at September 30, 2001, the Company is require to repay the loan. The Company received an additional extension of time until October 8, 2001 and the bank loan was repaid through the sale of its assets.

The Company's Thai subsidiaries have available lines of credit aggregating 125,000,000 Thai baht (approximately $2,750,000 at September 30, 2001). Outstanding borrowings of $2,103,000 at September 30, 2001 bear interest at rates ranging from 3.5% to 8.25%. Restricted cash of $127,000 and $135,000 at September 30, 2001 and December 31, 2000, respectively, secured one such line of credit.


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

NOTE 8:  LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise consist of the following at September 30, 2001 and December 31, 2000:



                                                        September 30, 2001     December 31, 2000
                                                        ------------------     -----------------
Secured liabilities - notes payable to bank (Note 6)      $   1,606,000          $  2,829,000

Unsecured liabilities:
  Accounts payable, trade                                     4,402,000             4,402,000
  Commissions and royalties payable                             464,000               464,000
  Convertible debentures (Note 7)                               459,000               459,000
  Other payables and accrued expenses                           920,000               920,000
                                                          -------------          ------------
                                                          $   7,851,000          $  9,074,000
                                                                                 ============
  Adjustment to Liquidation Value                            (7,851,000)
                                                          -------------
                                                                    --
                                                          =============




Liabilities subject to compromise are stated at their liquidation value since such liabilities were settled as part of the sale of assets consummated on October 9, 2001 which was approved by the Bankruptcy Court.

NOTE 9:  LITIGATION

During the nine months ended September 30, 2000, the Company reserved for the estimated cost to settle certain litigation. The amount is included in liabilities subject to compromise at September 30, 2001.

NOTE 10:  BUSINESS SEGMENT INFORMATION

The Company is engaged primarily in the design, manufacture and marketing of branded collectibles and jewelry. The Company has three reportable segments: (1) collectible and toy brands, (2) fashion jewelry brands and (3) fine jewelry. The collectible and toy brands segment encompasses collectible dolls, toys, teddy bears and figurines. The fashion jewelry brands encompass items manufactured by the Company from non-precious metals, for sale primarily to the leading network in the home shopping industry. The fine jewelry segment encompasses jewelry manufactured by the Company with precious metals. Corporate activities including financing transactions are reflected in the tables below as "Corporate". The Company evaluates performance based on profit or loss from operations. The operating segments are managed separately because each segment requires different marketing strategies. The following table details the Company's financial performance by operating segment for the three and nine months ended September 30, 2001 and 2000.



                                                  Three months ended                        Nine months ended
                                                     September 30,                             September 30,
                                              2001                2000                  2001                 2000
                                           ----------          ----------            -----------          -----------
Net sales
  Collectible and toy brands               $3,574,000          $1,881,000            $ 7,340,000          $ 8,117,000
  Fashion jewelry brands                    2,709,000           2,413,000              7,098,000            7,932,000
  Fine jewelry                              2,316,000           2,016,000              6,178,000            6,220,000
  Corporate                                       --                  --                    --                    --
                                           ----------          ----------            -----------          -----------
  Consolidated                             $8,599,000          $6,310,000            $20,616,000          $22,269,000

Operating income (loss)
  Collectible and toy brands               $  103,000          $ (578,000)           $  (971,000)         $(1,185,000)
  Fashion jewelry brands                      502,000             163,000                822,000              715,000
  Fine jewelry                                381,000             (90,000)               792,000             (218,000)
  Corporate                                  (132,000)           (197,000)              (428,000)            (832,000)
                                           ----------          ----------            -----------          -----------
  Consolidated                             $  854,000          $ (702,000)           $   215,000          $(1,520,000)

Interest expense
  Collectible and toy brands               $      --           $      --             $       --           $       --
  Fashion jewelry brands                          --                  --                     --                   --
  Fine jewelry                                    --                  --                     --                   --
  Corporate                                   103,000             167,000                368,000              599,000
                                           ----------          ----------            -----------          -----------
  Consolidated                             $  103,000            $167,000            $   368,000          $   599,000

Depreciation and amortization
  Collectible and toy brands               $   89,000             $66,000               $137,000          $   213,000
  Fashion jewelry brands                      295,000             135,000                435,000              403,000
  Fine jewelry                                 38,000             144,000                 56,000              446,000
  Corporate                                       --                  --                     --                   --
                                           ----------          ----------            -----------          -----------
  Consolidated                             $  422,000          $  345,000            $   628,000          $ 1,062,000

Capital expenditures
  Collectible and toy brands               $      --           $    4,000            $       --           $    34,000
  Fashion jewelry brands                       87,000             128,000                261,000              317,000
  Fine jewelry                                  7,000              43,000                 67,000              288,000
  Corporate                                       --                  --                     --                   --
                                           ----------          ----------            -----------          -----------
  Consolidated                             $   94,000          $  175,000            $   328,000          $   639,000




                                                             Three months ended                      Nine months ended
                                                                September 30,                           September 30,
                                                       ----------------------------------        ----------------------------
                                                           2001                   2000              2001             2000
                                                       -----------            -----------        -----------      -----------
Total assets
  Collectible and toy brands                           $ 4,026,000            $ 5,759,000        $ 4,026,000      $ 5,759,000
  Fashion jewelry brands                                 2,499,000              3,144,000          2,499,000        3,144,000
  Fine jewelry                                           6,314,000              7,520,000          6,314,000        7,520,000
  Corporate                                              1,787,000              4,887,000          1,787,000        4,887,000
                                                       -----------            -----------        -----------      -----------
  Consolidated                                         $14,626,000            $21,310,000        $14,626,000      $21,310,000

Geographic areas
  Sales to external customers:
    United States                                      $ 6,283,000            $ 4,294,000        $14,438,000      $16,049,000
    Thailand                                             2,316,000              2,016,000          6,178,000        6,220,000
                                                       -----------            -----------        -----------      -----------
    Consolidated                                       $ 8,599,000            $ 6,310,000        $20,616,000       22,269,000

  Long-lived assets:
    United States                                      $ 2,414,000            $ 2,438,000        $ 2,414,000      $ 2,438,000
    Thailand                                             1,064,000              3,833,000          1,064,000        3,833,000
                                                       -----------            -----------        -----------      -----------
    Consolidated                                       $ 3,478,000            $ 6,271,000        $ 3,478,000      $ 6,271,000


NOTE 11:  CONDENSED FINANCIAL STATEMENTS FOR THE DEBTOR ENTITY

The following are condensed unconsolidated financial statements for LLK:



                             The L.L. Knickerbocker Co., Inc.
                                Condensed Balance Sheets
                                (unconsolidated)

                                                     September 30, 2001     December 31, 2000
                                                     ------------------     -----------------
ASSETS:
  Cash and cash equivalents                             $    252,000           $ 1,005,000
  Accounts receivable, net of allowance                    1,405,000             1,134,000
  Inventories                                              1,176,000             1,811,000
  Prepaid expenses and other current assets                  705,000               726,000
                                                        ------------           -----------
    Total current assets                                   3,538,000             4,676,000
  Investment in subsidiaries                               3,984,000             2,346,000
  Receivable from subsidiaries                                   --              1,260,000
  Property and equipment, net                                397,000               555,000
  Investments                                                776,000             2,048,000
  Other assets                                                90,000                99,000
                                                        ------------           -----------
    Total assets                                        $  8,785,000           $10,984,000
                                                        ============           ===========

LIABILITIES:
  Accounts payable                                      $  1,033,000           $ 2,216,000
  Other accrued expenses                                   1,714,000             1,196,000
                                                        ------------           -----------
    Total current liabilities                              2,747,000             3,412,000
  Liabilities subject to compromise
    under reorganization proceeding                        7,851,000             9,074,000

STOCKHOLDERS' EQUITY:
 Common stock                                             41,637,000            41,637,000
 Additional paid-in capital                                6,012,000             6,012,000
 Accumulated deficit                                     (44,929,000)          (44,551,000)
 Accumulated other comprehensive loss                     (4,533,000)           (4,600,000)
                                                        ------------           -----------
    Total stockholders' equity                            (1,813,000)           (1,502,000)
                                                        ------------           -----------
    Total liabilities and stockholders' equity          $  8,785,000           $10,984,000
                                                        ============           ===========


                        The L.L. Knickerbocker Co., Inc.
                       Condensed Statements of Operations
                                (unconsolidated)


                                                    Three months             Nine months
                                                       ended                  ended               Year to date
                                                    September 30,           September 30,         September 30,
                                                        2001                    2001                  2000
                                                    -------------           -------------         -------------
Net sales                                             $3,574,000             $ 7,340,000           $ 8,117,000
Cost of sales                                          2,307,000               4,581,000             4,636,000
                                                      ----------             -----------           -----------
Gross profit                                           1,267,000               2,759,000             3,481,000
Advertising expense                                       65,000                 386,000               298,000
Selling expense                                          549,000               1,483,000             1,558,000
General and administrative expense                       682,000               2,289,000             3,641,000
Equity in income of subsidiaries                        (950,000)             (1,716,000)              (23,000)
                                                      ----------             -----------           -----------
Operating loss                                           921,000                 317,000            (1,993,000)
Other income                                              16,000                 360,000             3,368,000
Interest expense                                          58,000                 245,000               398,000
Reorganization items                                     282,000                 808,000               799,000
Income tax expense                                            --                   2,000                 3,000
                                                      ----------             -----------           -----------
Net income (loss)                                     $  597,000             $  (378,000)          $   175,000
                                                      ==========             ===========           ===========




                        The L.L. Knickerbocker Co., Inc.
                     Notes to Condensed Financial Statements
                               September 30, 2001
                                (unconsolidated)

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

In management's opinion, with the exception of those matters discussed above, the unconsolidated financial statements of LLK contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the unconsolidated financial position of LLK as of September 30, 2001 and December 31, 2000, and the unconsolidated results of its operations for the three and nine months ended September 30, 2001. The unconsolidated financial statements of LLK are presented herein without the adjustment to liquidation value from the sale of assets discussed earlier in this filing.

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

CHAPTER 11 LIQUIDATION

On October 9, 2001, substantially all the Company's assets were sold in Bankruptcy Court. Under the terms of the sale of the Company's assets in Bankruptcy Court, substantially all the Company's assets were sold and liabilities were either assumed by the purchaser or compromised in Bankruptcy.

On August 23, 1999 (the Petition Date), an involuntary petition under Chapter 7 of the United States Bankruptcy Code (the Bankruptcy Code) was filed against LLK by three of its creditors. On December 3, 1999 (the Conversion Date), LLK (unconsolidated) filed an election to convert to reorganization under Chapter 11 of the Bankruptcy Code (Chapter 11). LLK continued to conduct normal business operations as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Central District of California (the Bankruptcy Court). As a debtor-in-possession, LLK may not engage in transactions outside the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court.

Under Chapter 11, actions to enforce claims against LLK are stayed if the claims arose, or are based on events that occurred, on or before the Petition Date, and such claims cannot be paid or restructured prior to the conclusion of the proceedings or approval of the Bankruptcy Court. In addition, under the Bankruptcy Code, LLK may elect to assume or reject certain prepetition leases, employment contracts, service contracts and other unexpired executory prepetition contracts, all subject to Bankruptcy Court approval. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. Liabilities subject to compromise (Note 8) in the accompanying consolidated balance sheets represent the Company's estimate of liabilities as of September 30, 2001 and December 31, 2000, subject to adjustment in the reorganization process. On January 26, 2001, the Company entered into a forbearance agreement with the bank and has begun making principal and interest payments thereunder. The forbearance agreement with bank expired on September 30, 2001. On October 9, 2001, the bank was paid off upon the sale of assets in Bankruptcy Court.

On July 12, 2001, the Company signed a letter of intent ("LOI") with Brian Blosil to sell substantially all of the assets of the Company in exchange for the assumption of certain debts. The bankruptcy process requires that, in order to maximize the value of the estate for creditors, the Company entertain overbid offers. Accordingly, a hearing was scheduled for July 31, 2001 to approve overbid procedures and a topping fee in connection with a proposed sale of substantially all of the company's assets to Mr. Blosil (the "Motion"). In consideration for the purchase of Knickerbocker's assets, the purchaser was to assume approximately $4 million of Knickerbocker's debts and liabilities and issue to the pre-petition unsecured creditors of Knickerbocker redeemable preferred units with an aggregate redemption value of approximately $3 million. The Motion asked the Bankruptcy Court to approve procedures related to the sale of Knickerbocker's assets including the following: (1) the purchase price of competing bids must be at least $6 million in cash plus a topping fee of 3%, (2) competing bidders must provide to Knickerbocker a deposit of $1 million, (3) Brian Blosil would have the opportunity to match any competing bid and (4) if Brian Blosil does not match any competing bid, the assets would be sold to the competing bidder and the 3% topping fee would be paid to Brian Blosil as compensation for his costs and expenses. If the overbidding procedures were to be approved and no substantial overbid for Knickerbocker's assets was to be received, it was unlikely that the shareholders of Knickerbocker will receive any proceeds from the sale of assets.

At the hearing, the Court approved the Motion as modified in open court. As a result, there was a hearing on the sale of substantially all of the Company's assets and to consider overbids on September 4, 2001 at 9:30 A.M. The overbid procedures include funding a $480,000 deposit by August 29, 2001, an initial overbid of at least $6,180,000, and subsequent overbids in additional $300,000 increments.

There were no overbids at the hearing on September 4, 2001 and, as a result, the sale of the Company's assets to Brian Blosil was approved by the Bankruptcy Court. The sale of assets to Brian Blosil closed on October 9, 2001. To formally conclude the bankruptcy process, the Company has filed a Plan of Liquidation with the Bankruptcy Court.

As a result of the sale of assets on October 9, 2001, the Company adopted the liquidation basis of accounting at September 30, 2001. Accordingly, at September 30, 2001, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts. Under the terms of the sale of the Company's assets in Bankruptcy Court, substantially all the Company's assets were sold and liabilites were either assumed by the purchaser or compromised in Bankruptcy. Therefore, both assets and liabilities were shown to have a zero value, since they no longer remain with the Company. The Company has filed a Plan of Liquidation under Chapter 11 to conclude the Bankruptcy process.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

NET SALES

Net sales increased to $8,599,000 for the three months ended September 30, 2000 from $6,310,000 for the three months ended September 30, 2000, an increase of $2,289,000 or 36.27%. The $2,289,000 increase in net sales was comprised of increases in sales of $1,693,000 in collectible dolls, $300,000 in fine jewelry sales, and $296,000 in fashion jewelry and accessories sales.
 The increases in sales in the collectible doll and fashion jewelry and accessories were due to the timing of shipments to the Company's large home shopping network customer. The increase in fine jewelry sales was due to increased orders from the Company's international customers. The Company continues to assess the potential of sales expansion of existing products through new distribution channels, as well as continuing to develop new product categories.

GROSS PROFIT

Gross profit increased to $3,724,000 for the three months ended September 30, 2001 from $2,490,000 for the three months ended September 30, 2000, an increase of $1,234,000, or 37.0%. As a percentage of net sales, gross profit for the quarter increased to 43.3% in 2001 from 39.5% in 2000. The increase in gross profit percentage in 2001 from 2000 was due primarily to a change in the sales mix in 2001 that resulted in the sales of higher margin products in 2001.

ADVERTISING EXPENSE

Advertising expense decreased to $68,000 for the three months ended September 30, 2001 from $108,000 for the three months ended September 30, 2000, a decrease of $40,000, or 37.0%. The decrease in advertising expense was due primarily to the Company's efforts to control costs. Included in advertising expense are advertisement printing costs, catalog-printing costs, media space in magazines, and advertisement creative and development costs.

SELLING EXPENSE

Selling expense increased to $1,004,000 for the three months ended September 30, 2001 from $755,000 for the three months ended September 30, 2000, an increase of $249,000, or 33.0%. As a percentage of net sales, selling expense decreased from 12.0% in 2000 to 11.7% in 2001. The increase in overall selling expense dollars was due primarily to higher variable royalty expense attributable to higher net sales in 2001 for the Company's collectible doll and fashion jewelry and accessories programs. Selling expense includes royalty expense, commission expense, trade show expenses, and other sales promotion expenses.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense decreased to $1,798,000 for the three months ended September 30, 2001 from $2,329,000 for the three months ended September 30, 2000, a decrease of $531,000, or 22.8%. The percentage of net sales represented by these expenses decreased from 36.9% in 2000 to 20.9% in 2001 due primarily to a lower sales base in 2000 and cost cutting efforts in 2001. The dollar decrease in general and administrative expense was due primarily to the Company's aggressive consolidation efforts which began in the fourth quarter of 1998 combined with the Company's continued focus on lowering operating costs.

OTHER (INCOME) EXPENSE

Other income decreased to $117,000 for the three months ended September 30, 2001 from $3,358,000 for the three months ended September 30, 2000, a change of $3,241,000. Included in other income for the three months ended September 30, 2000 is a $3,355,000 gain on disposition of a portion of the Company's investment in Pure Energy Corporation (Note 5). Other income in 2001 consists primarily of foreign currency gains from transactions of the Company's Thailand operations due to fluctuations in the Thai Baht.

INTEREST EXPENSE

Interest expense decreased to $93,000 for the three months ended September 30, 2001 from $167,000 for the three months ended September 30, 2000. The decrease in interest expense relates primarily to lower outstanding borrowings on the Company's bank debt in 2001. The balance of interest expense includes interest on borrowings from working capital lines of credit and mortgages on buildings owned by the Company.

REORGANIZATION ITEMS

Expenses associated with the Company's Chapter 11 filing amounted to $282,000 and $220,000 for the three months ended September 30, 2001 and 2000, respectively. Reorganization items were comprised primarily of legal and professional fees. The Company anticipates that additional reorganization costs will be incurred throughout the Chapter 11 reorganization.

NET INCOME (LOSS)

As a result of the foregoing factors, net income before adjustment to liquidation basis decreased to $596,000 for the three months ended September 30, 2001 from $2,267,000 for the three months ended September 30, 2000, a decrease of $1,671,000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

NET SALES

Net sales decreased to $20,616,000 for the nine months ended September 30, 2001 from $22,269,000 for the nine months ended September 30, 2000, a decrease of $1,653,000 or 7.4%. The $1,653,000 decrease in net sales was comprised of decreases in sales of $834,000 in fashion jewelry and accessories, $777,000 in collectible dolls, and $42,000 in fine jewelry. The decrease in collectible sales is comprised of a decrease of $1,076,000 related to the discontinuance of two celebrity doll brands in 2000, partially offset by a 299,000 increase in sales from its continuing collectible doll brands. The decrease in fashion jewelry sales was due primarily to the timing of large orders from the Company's largest customer in the home shopping industry. The Company continues to assess the potential of sales expansion of existing products through new distribution channels, as well as continuing to develop new product categories.

GROSS PROFIT

Gross profit decreased to $8,921,000 for the nine months ended September 30, 2001 from $9,294,000 for the nine months ended September 30, 2000, a decrease of $373,000, or 4.0%. As a percentage of net sales, gross profit for the nine months increased to 43.3% in 2001 from 41.7% in 2000. The increase in gross profit percentage in 2001 from 2000 was due primarily to a change in the sales mix in 2001 that resulted in the sales of higher margin products in 2001.

ADVERTISING EXPENSE

Advertising expense decreased to $399,000 for the nine months ended September 30, 2001 from $356,000 for the nine months ended September 30, 2000, an increase of $43,000, or 12.1%. Included in advertising expense are ad printing costs, catalog printing costs, media space in magazines and advertisement creative and development costs.

SELLING EXPENSE

Selling expense increased to $2,704,000 for the nine months ended September 30, 2001 from $2,694,000 for the nine months ended September 30, 2000, a decrease of $10,000, or .4%. As a percentage of net sales, selling expense increased from 12.1% in 2000 to 13.1% in 2001. The increase in selling expense was due primarily to higher variable royalty expense attributable to higher net sales in 2001 for the Company's celebrity collectible doll program. Selling expense includes royalty expense, commission expense, trade show expenses, and other sales promotion expenses.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense decreased to $5,603,000 for the nine months ended September 30, 2001 from $7,764,000 for the nine months ended September 30, 2000, a decrease of $2,161,000, or 27.8%. The percentage of net sales represented by these expenses decreased from 34.9% in 2000 to 27.2% in 2001, due primarily to lower overhead costs in 2001. The dollar decrease in general and administrative expense was due primarily to the Company's aggressive consolidation efforts which began in the fourth quarter of 1998 combined with the Company's continued focus on lowering operating costs.

OTHER (INCOME) EXPENSE

Other income decreased to $575,000 for the nine months ended September 30, 2001 from $3,521,000 for the nine months ended September 30, 2000, a change of $2,946,000. Included in other income for the three months ended September 30, 2000 is a $3,355,000 gain on disposition of a portion of the Company's investment in Pure Energy Corporation (Note 5). Other income in 2001 consists primarily of activity from the sale of the Company's investment in Ontro, Inc. and foreign currency gains from transactions of the Company's Thailand operations due to fluctuations in the Thai baht.

INTEREST EXPENSE

Interest expense decreased to $358,000 for the nine months ended September 30, 2001 from $599,000 for the nine months ended September 30, 2000. The remaining balance of interest expense includes interest on borrowings from working capital lines of credit and mortgages on buildings owned by the Company.

REORGANIZATION ITEMS

Expenses associated with the Company's Chapter 11 filing amounted to $808,000 and $1,198,000 for the nine months ended September 30, 2001 and 2000, respectively. Reorganization items were comprised primarily of professional fees and a $400,000 property impairment charge recorded in the three months ended June 30, 2000, related to a building in Thailand owned by the Company. The Company anticipates that additional reorganization costs will be incurred throughout the Chapter 11 reorganization.

NET INCOME (LOSS)

As a result of the foregoing factors, net income decreased to $378,000 for the nine months ended September 30, 2001 from net income of $175,000 for the nine months ended September 30, 2000, a difference of $553,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow used in operations was $183,000 for the nine months ended September 30, 2001 compared to $1,629,000 provided by operations in the comparable 2000 period. The $1,812,000 decrease in cash flow from operations was due primarily to a $3,229,000 change in accounts receivable, partially offset by a $3,035,000 difference in gains from sales of investments, the net loss incurred in 2001, a property noncash impairment charge in 2000, lower depreciation in 2001, and large changes in levels of accounts payable and accrued expenses.

On October 9, 2001, substantially all the Company's assets were sold in Bankruptcy Court. Under the terms of the sale of the Company's assets in Bankruptcy Court, substantially all the Company's assets were sold and liabilities were either assumed by the purchaser or compromised in Bankruptcy. As consideration for the Company's assets, the purchaser has agreed to pay the Company's general unsecured creditors of the Company a compromised amount over several years. The Company's common shareholders will not receive money from the sale of assets and, because there are no remaining assets in the Company, will not receive any type of dividend distribution.

As a result of the sale of the Company's assets on October 9, 2001, the Company will have no capital resources beyond the date of the sale.

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


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

BANKRUPTCY PROCEEDING
On October 9, 2001, substantially all the Company's assets were sold in Bankruptcy Court. Under the terms of the sale of the Company's assets in Bankruptcy Court, substantially all the Company's assets were sold and liabilities were either assumed by the purchaser or compromised in Bankruptcy.

On August 23, 1999 (the Petition Date), an involuntary petition under Chapter 7 of the United States Bankruptcy Code (the Bankruptcy Code) was filed against LLK by three of its creditors. On December 3, 1999 (the Conversion Date), LLK (unconsolidated) filed an election to convert to reorganization under Chapter 11 of the Bankruptcy Code (Chapter 11). LLK continued to conduct normal business operations as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Central District of California (the Bankruptcy Court). As a debtor-in-possession, LLK may not engage in transactions outside the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court.

Under Chapter 11, actions to enforce claims against LLK are stayed if the claims arose, or are based on events that occurred, on or before the Petition Date, and such claims cannot be paid or restructured prior to the conclusion of the proceedings or approval of the Bankruptcy Court. In addition, under the Bankruptcy Code, LLK may elect to assume or reject certain prepetition leases, employment contracts, service contracts and other unexpired executory prepetition contracts, all subject to Bankruptcy Court approval. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. Liabilities subject to compromise (Note 8) in the accompanying consolidated balance sheets represent the Company's estimate of liabilities as of September 30, 2001 and December 31, 2000, subject to adjustment in the reorganization process. On January 26, 2001, the Company entered into a forbearance agreement with the bank and has begun making principal and interest payments thereunder. The forbearance agreement with bank expired on September 30, 2001. On October 9, 2001, the bank was paid off upon the sale of assets in Bankruptcy Court.

On July 12, 2001, the Company signed a letter of intent ("LOI") with Brian Blosil to sell substantially all of the assets of the Company in exchange for the assumption of certain debts. The bankruptcy process requires that, in order to maximize the value of the estate for creditors, the Company entertain overbid offers. Accordingly, a hearing was scheduled for July 31, 2001 to approve overbid procedures and a topping fee in connection with a proposed sale of substantially all of the company's assets to Mr. Blosil (the "Motion"). In consideration for the purchase of Knickerbocker's assets, the purchaser was to assume approximately $4 million of Knickerbocker's debts and liabilities and issue to the pre-petition unsecured creditors of Knickerbocker redeemable preferred units with an aggregate redemption value of approximately $3 million. The Motion asked the Bankruptcy Court to approve procedures related to the sale of Knickerbocker's assets including the following: (1) the purchase price of competing bids must be at least $6 million in cash plus a topping fee of 3%, (2) competing bidders must provide to Knickerbocker a deposit of $1 million, (3) Brian Blosil would have the opportunity to match any competing bid and (4) if Brian Blosil does not match any competing bid, the assets would be sold to the competing bidder and the 3% topping fee would be paid to Brian Blosil as compensation for his costs and expenses. If the overbidding procedures were to be approved and no substantial overbid for Knickerbocker's assets was to be received, it was unlikely that the shareholders of Knickerbocker will receive any proceeds from the sale of assets.

At the hearing, the Court approved the Motion as modified in open court. As a result, there was a hearing on the sale of substantially all of the Company's assets and to consider overbids on September 4, 2001 at 9:30 A.M. The overbid procedures include funding a $480,000 deposit by August 29, 2001, an initial overbid of at least $6,180,000, and subsequent overbids in additional $300,000 increments.

There were no overbids at the hearing on September 4, 2001 and, as a result, the sale of the Company's assets to Brian Blosil was approved by the Bankruptcy Court. The sale of assets to Brian Blosil closed on October 9, 2001. To formally conclude the bankruptcy process, the Company has filed a Plan of Liquidation with the Bankruptcy Court.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Reports on Form 8-K:
     There were no reports on Form 8-K filed during the quarter for which this report is filed.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                THE L.L. KNICKERBOCKER CO., INC.


Date:   November 14, 2001       By: /S/Anthony P. Shutts
                                    --------------------------------
                                    Anthony P. Shutts
                                    Chief Financial Officer
                                    (Principal financial and accounting officer)