Form 10KSB
period 2001-12-31
RG GLOBAL LIFESTYLES INC
filed 2004-10-22
CIK 932136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

(Mark One)

 [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

      ACT OF 1934 [FEE REQUIRED] for the fiscal year ended December 31, 2001

OR

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

          ACT OF 1934 [NO FEE REQUIRED] for the transition period from _________to_________

Commission File Number: ___________

RG GLOBAL LIFESTYLES, INC.

(Name of small business issuer in its charter)

California

33-0230641

(State or other jurisdiction of

(I.R.S. Employer Identification No.)

incorporation or organization)

17751 Mitchell Avenue, Irvine, CA                        92614

(Address of principal executive offices)              (Zip Code)

Issuer's telephone number: (949) 486-6666

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  Common Stock, $.01 par value (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ]       No [X]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to

this Form 10-KSB.  [   ]

The issuer's revenues for the most recent fiscal year were $0.

The aggregate market value of the voting stock held by non-affiliates as of October 6, 2004 was $19,965.

The number of shares outstanding of the issuer's Common Stock as of October 6, 2004 was 24,900,000.

Transitional Small Business Disclosure Format (Check One): Yes [   ]     No [X]

FORWARD LOOKING STATEMENTS

Except for historical financial information contained herein, the matters discussed in this annual report may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties; actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: that the information is of a preliminary nature and may be subject to further adjustment, the possible unavailability of financing, risks related to the manufacture and sale of natural food supplements generally, risks inherent in international shipment of goods, fluctuations in the prices of raw materials, start-up risks, general operating risks, the dependence on third parties, risks associated with the business of manufacture, distribution and sale of dietary supplements and health and beauty-aid products, changes in government regulation, the effects of competition, the dependence on senior management, volatility in the Company's stock price, fluctuations in quarterly results and seasonality, and other risks identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission. All forward-looking statements attributable to the Company, or persons acting for the Company, are expressly qualified in their entirety by these cautionary statements.

The Company does not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

R.G. Global Lifestyles, Inc. (the “Company”), was originally incorporated in California on July 12, 1985 as International Beauty Supply Ltd.  The name of the corporation was changed on May 28, 1993 to L.L. Knickerbocker Co., Inc., and thereafter on January 9, 2003 to the present name, R.G. Global Lifestyles, Inc.  Since inception, the Company, through predecessor management teams, has been involved in several businesses and engaged in various consumer, retail and commercial ventures, which ultimately proved unsuccessful.  On August 15, 2002, the Company filed for Chapter 11 “Debtor in Possession” reorganization with the US Bankruptcy Court, Central District of California after an involuntary petition was filed by certain of the Company’s creditors.  Pursuant to the “Plan of Reorganization,” the Company liquidated its assets in full satisfaction of its creditors’ claims and was discharged from the bankruptcy on September 6, 2002.  The Company ceased filing reports with the Securities and Exchange Commission in 2001 and became delinquent in its filing obligations after its September 30, 2001 Quarterly financial report.

THE REVERSE MERGER

Subsequent to the bankruptcy reorganization, the Company has sought alternative business opportunities and worked to develop the Company’s new business plan through merger and consolidation with other entities.   In furtherance of this plan, on July 28, 2004, the "Company entered into an Agreement and Plan of Reorganization, (the "Plan of Reorganization"), among Amerikal International Holding, Inc. ("AIH"), the Company, Horst Geicke, and the shareholders of Amerikal International Holding, Inc. (the "AIH Shareholders").  Pursuant to the Plan of Reorganization, the Company acquired all of the outstanding shares of AIH from the AIH Shareholders in exchange for the issuance by the Company to the AIH Shareholders of an aggregate of 1,900,000 shares of the Company's common stock.  The Plan of

Reorganization also provided for the transfer by an entity controlled by Horst Geicke to the AIH Shareholders of an aggregate of 16,630,607 shares of the Company's common stock held by the entity in exchange for nominal consideration.  Prior to the consummation of the transactions contemplated by the Plan of Reorganization, Horst Geicke beneficially held 90% of the outstanding common stock of the Company.  Immediately following the transactions, the Company had an aggregate of 21,462,000 shares of common stock issued and outstanding.  Immediately following the transactions, the AIH Shareholders held an aggregate of 18,530,607 shares, or 86.34%, of the Company's common stock issued and outstanding.  Thus, at the close of the transactions, the former shareholders of AIH controlled the voting power of a majority of the Company’s common stock.  The common stock issued in the course of the reverse merger transaction was recorded at the net book value of the Company’s assets on the acquisition date.  The Company believes that the transactions will qualify as a tax-free reorganization pursuant to Sections 351 and 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended.

As a result of the reverse merger, the Company caused AIH to be merged with and into the Company pursuant to a Certificate of Ownership filed with the California Secretary of State on August 12, 2004 and Articles of Merger filed with the Nevada Secretary of State on August 17, 2004.  The Company continued as the surviving entity in the reverse merger.  Thus, Amerikal Nutraceutical Corp. (“ANC”), formerly the direct, wholly-owned subsidiary of AIH and the indirect subsidiary of AIH, became the direct, wholly-owned subsidiary of the Company.  ANC and its operations comprise the primary assets of the Company which has no other material operations.  The Company’s financial report contained herein does not reflect the post-merger transactions and financial condition of the Company at the time of filing, in that the reverse merger transaction was entered into and effective on July 28, 2004 and was completed on August 17, 2004, dates subsequent to the reporting period covered by this filing.  The Company will file a separate Amendment to the Current Report on Form 8-K, which was originally filed with the Commission on August 23, 2004, which shall contain the pro forma consolidated financials for the Company and its subsidiary, Amerikal Nutraceutical Corp.

The business of ANC is to manufacture, sell and distribute dietary supplements, health and beauty aid products.  The primary markets for the Company’s products have previously been in South East Asia and Asia, including Singapore, Indonesia, Malaysia, Thailand, Taiwan, Hong Kong and Japan.

THE MARKET

The international market for dietary supplements, health and beauty-aid products is a multi-billion dollar market segment.  There are numerous companies that currently sell proprietary natural dietary supplements, health and beauty-aid products.  We believe that a majority of market share in this industry is held by companies such as Schering-Plough HealthCare Products, Inc., Pfizer, Inc., Aventis Pharmaceuticals, Inc., and GlaxoSmithKline, and others.  Many of these competitors have established histories of operation and greater financial resources than the Company, enabling them to finance acquisitions and development opportunities, to pay higher prices for the same opportunities, and to develop and support their own operations.  In addition, many of these companies have greater name recognition.  These companies might be willing to sacrifice profitability to capture a greater portion of the market for products similar to those manufactured or distributed by the Company, or pay higher prices than the Company would for the same expansion and development opportunities.  Consequently, the Company may encounter significant competition in its efforts to achieve its internal growth objectives.

STRATEGY

The Company intends to continue to operate ANC as a wholly-owned subsidiary, and to further expand its markets for the Company’s products into the existing Asian markets and, in the future, into the United States.  The Company has previously used contract manufacturers, and has also acquired certain rights to distribute products manufactured by others.  The Company intends to expand its sales by use of an aggressive infomercial marketing plan.

GOVERNMENT REGULATION

Government regulation in the United States is a significant factor in the production and marketing of new drugs.  The FDA must approve all new over-the counter and prescription drugs, which includes any new use for a substance even if previously used safely for a different purpose.  In the US, companies are subject to rigorous requirements in order to engage in various types of human testing, a company must comply with mandatory procedures and safety standards established by the FDA and apply to the FDA for consent.  The natural food supplement industry, by contrast, has not been subjected to the same level of FDA regulation.  However, the manufacturing facilities used by the contract manufacturers to produce the Company’s products, are required to maintain their facilities in accordance with certain standards promulgated by the FDA and monitored and inspected through various state agencies.

EMPLOYEES

As of March 31, 2004, the Company employed one unsalaried person and had minimal operations.  Subsequent to the reverse merger transaction that was entered into on July 28, 2004 and completed on August 17, 2004, the Company increased its workforce to six employees, one full time officer and five part time employees.  None of the Company’s employees are covered by collective bargaining agreements, and the Company has never experienced a work stoppage, strike or labor dispute. The Company considers relations with the Company's employees to be good.

INTANGIBLE RIGHTS

The Company has recently entered into agreements with several companies regarding distribution rights in target market areas.  The costs incurred in connection with the acquisition of these distribution rights are capitalized and expensed over the life of the agreements.

The Company has no existing patents, copyrights or trademarks with respect to its dietary supplement and beauty-aid business but may seek to obtain such rights in the future.

ITEM 2.

DESCRIPTION OF FACILITIES

The Company currently occupies approximately 2500 square feet of executive office space in Orange County, California at a monthly rental expense of $2,250 per month.  The Company’s registered office is located at 17751 Mitchell Avenue, Irvine, CA 92614.  Prior to the reverse merger and as reflected in these financial statements, the Company did not pay for office services which were supplied to the Company free of charge by a Director.  The Company will file a separate Amendment to the Current Report on Form 8-K, which was originally filed with the Commission on August 23, 2004, which shall contain the pro forma consolidated financials for the Company and its subsidiary, Amerikal Nutraceutical Corp.

ITEM 3. LEGAL PROCEEDINGS

On August 15, 2002, the Company filed for Chapter 11 – “Debtor in Possession” reorganization with the US Bankruptcy Court, Central District of California after the Company was subjected to an involuntary petition filed by certain of its creditors.  Pursuant to the Chapter 11 “Plan of Reorganization”, the Company liquidated its assets in full satisfaction of its creditors’ claims and was discharged from bankruptcy on September 6, 2002.

Presently, the Company is not a party to any litigation, and is aware of no litigation, either pending or threatened, and has not been the defendant or plaintiff in any litigation, since the discharge from bankruptcy attributable to its predecessor L.L. Knickerbocker Company, Inc.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 8, 2004, a super-majority of the Company’s shares voted in favor of ratifying the Agreement and Plan of Reorganization which was proposed and approved by the Board of Directors of the Company.  The reverse merger was completed on August 17, 2004, resulting in the Company’s present corporate structure.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock previously traded on the OTC-BB.  However, the Company has been delinquent in its reporting obligations since its filing with the Commission for the quarter ended September 30, 2001, which was filed on November 19, 2001.  As a result of this prolonged delinquency, the Company's Common Stock has been suspended from trading on the OTC-BB and there has been an extremely limited or no market for the Company’s shares.  As of the date of this filing, the Company is in the process of bringing its financial reports current with the Commission and reinstating its status as a “fully reporting company”, submitting the information required by Rule 15c2-11 to the NASD to obtain listing and resume trading of the Company’s Common Stock on the NASDAQ OTC-BB.

There were approximately 200 holders of record of the Company's Common Stock as of March 31, 2004.

The Company has not paid any dividends on its Common Stock since emerging from the Chapter 11 bankruptcy proceeding in September 2002, and does not anticipate paying dividends in the foreseeable future.

There are no restrictions on the Company's present ability to pay dividends to shareholders of its Common Stock, other than those prescribed by California law.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the historical financial statements of R.G. Global Lifestyles, Inc. (the “Company”) and its predecessor, the L.L. Knickerbocker Company, Inc., (“predecessor”) and notes thereto, included elsewhere in this Form 10-KSB.

(a)

Plan of Operations.

The Company, through its wholly-owned subsidiary, is in the business of manufacturing, selling and distributing dietary supplements, health and beauty aid products.  The primary markets for the Company’s products have previously been in South East Asia and Asia, including Singapore, Indonesia, Malaysia, Thailand, Taiwan, Hong Kong and Japan.  During the next twelve months, the Company plans to continue its operations in these identified markets and to expand its operations and business into the lucrative domestic market.  The Company intends to continue to operate ANC as a wholly-owned subsidiary, and to further expand its markets for the Company’s products into the existing Asian markets and, in the future, into the United States.  The Company has previously used contract manufacturers, and has also acquired certain rights to distribute products manufactured by others.  The Company intends to expand its sales by use of an aggressive infomercial marketing plan.

In order to fulfill its plan of operations, the Company will need to raise additional working capital over the next twelve month period.  Additional working capital funds may be obtained through various means, including the future sale of the Company’s equity securities in private or public offerings, debt financing, hybrid financing, trade financing, receivables financing, factoring or any combination of credit, equity and/or debt which the Company can obtain on terms deemed favorable to the Company by the Board of Directors.  In the event that the Company is unable to obtain additional working capital funds on favorable terms, the Company may be required to enter into financial arrangements which are unfavorable to the Company and/or its shareholders, and which may result in substantial dilution or increased credit risk to the existing shareholders.

The Company may be required to perform product research and development relating to the production, distribution and marketing of its products, both domestically and abroad, however, the Company has no specific plans to undertake new product research and development at this time.  As a result of its planned growth, the Company anticipates that it will need to purchase additional plant and equipment over the next twelve months, but that such purchases and the amounts are contingent upon the business success of the Company.  Similarly, the Company may need to significantly increase its workforce to respond to growing business needs, but the amounts and timing cannot be ascertained at this time.

(c)  Off-Balance Sheet Arrangements.

The Company does not have any off-balance sheet arrangements, that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7.

FINANCIAL STATEMENTS

Financial statements are audited and included herein.

(a)  Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Independent Auditors Report dated October 12, 2004

Balance Sheet

Statements of Operations

Statement of Changes in Stockholders' Equity

Statements of Cash Flows

Notes to Financial Statements

BECKSTEAD AND WATTS, LLP

Certified Public Accountants

3340 Wynn Road, Ste. B

Las Vegas, Nevada 89102

702.257.1984 tel.

702.362.0540 fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

of R.G. Global Lifestyles, Inc.

(formerly L.L. Knickerbocker Company, Inc.)

Irvine, California

We have audited the accompanying consolidated balance sheets of R.G. Global Lifestyles, Inc. (formerly L.L. Knickerbocker Company, Inc.) as of March 31, 2004, December 31, 2003, 2002, and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the three-month period ended March 31, 2004, and the years ended December 31, 2003, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of R.G. Global Lifestyles, Inc. (formerly L.L. Knickerbocker Company, Inc.) as of March 31, 2004, December 31, 2003, 2002 and 2001, and the results of its operations and its cash flows for the three-month period ended March 31, 2004, and the years ended December 31, 2003, 2002, and 2001 in conformity with U.S. generally accepted accounting principles.

October 12, 2004

Las Vegas, Nevada

F1

R.G. Global Lifestyles, Inc.
(Formerly L.L. Knickerbocker, Inc.)
Balance Sheets

December 31,
2001
Assets

Current assets:	$

Total current assets	-

$-

Liabilities and Stockholder's Equity

Current liabilities:
Liabilities due to discontinued operations	1,746,643

Total current liabilities	1,746,643

Total liabilities	1,746,643

Stockholder's equity:

Preferred stock, no par value, 10,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, no par value, 100,000,000 shares
authorized, 46,987,728 shares issued
and outstanding as of 12/31/01	41,397,000
Additional paid-in capital	6,012,000
Accumulated other comprehensive (loss)	(4,600,000)
Accumulated (deficit)	(44,555,643)
(1,746,643)

$-

The accompanying notes are an integral part of these financial statements.

F2

R.G. Global Lifestyles, Inc.
(Formerly L.L. Knickerbocker, Inc.)
Statements of Operations

For the year ended
December 31,
2001

Cost of sales	-

Gross profit	-

Expenses:

General and administrative expenses	-
Total expenses	-

Discontinued operations
(Loss) from operations of R.G. Global Lifestyles, Inc.
to be disposed, net of tax effects of $ 2,518,634	(4,643)

Net (loss)	(4,643)

Weighted average number of
common shares outstanding - basic and fully diluted	46,987,728

Net (loss) per share - basic & fully diluted	(0.00)

The accompanying notes are an integral part of these financial statements.

R.G. Global Lifestyles, Inc.
(Formerly L.L. Knickerbocker, Inc.)
Statement of Changes in Stockholders' Equity

					Accumulated
	Common Stock		Additional		other	Total
			Paid-in	Accumulated	comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	(losses)	Equity

Balance, December 31, 2000	46,987,728	$41,397,000	$6,012,000	$(44,551,000)	$(4,600,000)	$(1,742,000)

Net (loss)
for the year ended
December 31, 2001	-	-	-	(4,643)	-	(4,643)

Balance, December 31, 2001	46,987,728	$41,397,000	$6,012,000	$(44,555,643)	$(4,600,000)	$(1,746,643)

The accompanying notes are an integral part of these financial statements.

R.G. Global Lifestyles, Inc.
(Formerly L.L. Knickerbocker, Inc.)
Statements of Cash Flows

For the year ended
December 31,
2001
Cash flows from operating activities
Net (loss)	$(4,643)

Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Cummulative effect of accounting change
net loss from discontinued operations	4,643

Net cash (used) by operating activities	-

Net increase in cash	-
Cash - beginning	-
Cash - ending	$-

Supplemental disclosures:
Interest paid	$-
Income taxes paid	$-

The accompanying notes are an integral part of these financial statements.

R.G. Global Lifestyles, Inc.

(formerly L.L. Knickerbocker Company, Inc.)

Notes

Note 1 – Significant accounting policies and procedures

Chapter 11 Bankruptcy

On August 15, 2002, the Company filed for Chapter 11 – “Debtor in Possession” reorganization with the US Bankruptcy Court, Central District of California.  Pursuant to the “Plan of Reorganization”, the Company liquidated its assets in full satisfaction of its creditors’ claims.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  The Company had no dilutive common stock equivalents, such as stock options or warrants as of March 31, 2004, December 31, 2003, 2002, and 2001, respectively.

Advertising Costs

The Company expenses all costs of advertising as incurred.  There were no advertising costs included in selling, general and administrative expenses for the periods ended March 31, 2004, December 31, 2003, 2002, and 2001, respectively.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2004, December 31, 2003, 2002, and 2001, respectively.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 130, “Disclosures About Segments of an Enterprise and Related Information”. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends

The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.

Income taxes

The Company follows Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

R.G. Global Lifestyles, Inc.

(formerly L.L. Knickerbocker Company, Inc.)

Notes

Recent pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company began adoption of the provisions of FIN No. 46 during the first quarter of fiscal 2003.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative instruments and Hedging Activities" ("SFAS No. 149").  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities."  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The adoption of this statement did not have a significant impact on the financial condition or results of operations of the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. FASB No. 150 requires that those instruments entered into or modified after May 31, 2002, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a significant impact on the financial condition or results of operations of the Company.

Note 2 - Going concern

The Company has an accumulated deficit as of March 31, 2004, of $59,548.  As of March 31, 2004, December 31, 2003, 2002, and 2001, respectively, the Company filed chapter 11 bankruptcy and has had no operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations.  Management is seeking additional financing, and is now looking for a merger or acquisition candidate.  The Company intends to acquire interests in various business opportunities, which in the opinion of management, will provide a profit to the Company.  Management  believes  these  efforts will generate  sufficient  cash flows from  future  operations  to pay the  Company's obligations  and  working  capital  needs.  There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

R.G. Global Lifestyles, Inc.

(formerly L.L. Knickerbocker Company, Inc.)

Notes

Note 3 - Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method.   SFAS No.  109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.  Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.  The sources and tax effects of the differences are as follows:

U.S federal statutory rate      (34.0%)

Valuation reserve                    34.0%

Total                                            -%

As of March 31, 2004, December 31, 2003, 2002, and 2001, respectively, the Company has a net operating loss carryforwards of approximately $59,548, $43,929, $20,862 and $49,155,643 respectively, for tax purposes, which will be available to offset future taxable income.  If not used, this carryforward will expire in 2022. The deferred tax asset relating to the operating loss carryforward has been fully reserved at March 31, 2004, December 31, 2003, 2002, and 2001.

Note 4 - Related party transactions

The Company does not lease or rent any property.  Office services are provided without charge by a director.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

Note 5 - Stockholders’ Equity

The Company is authorized to issue 100,000,000 shares of its no par value common stock and 10,000,000 shares of its no par value preferred stock.

During August 2002, the Company issued 19,965,120 shares of its no par value common stock at $0.001 per share to certain creditors for a total value of $19,965 pursuant to its Chapter 11 Bankruptcy Plan of Reorganization dated August 16, 2002.

A shareholder of the Company donated capital of $10,000, $8,000, and $11,169 during the years ended December 31, 2003, 2002 and the period ended March 31, 2004, respectively.

There have been no issuances of common or preferred stock.

Note 6 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

R.G. Global Lifestyles, Inc.

(formerly L.L. Knickerbocker Company, Inc.)

Notes

Note 7 - Discontinued operations

On August 15, 2002, the Company filed for Chapter 11 – “Debtor in Possession” reorganization with the US Bankruptcy Court, Central District of California.

The assets and liabilities of the Company as of December 31, 2001 consisted of the following:

December 31, 2001

Other investments	$85,000

Total assets	85,000

Trade accounts payable	$1,629,122
Other current liabilities	173,141
Long term liabilities	29,380

Total liabilities	1,831,643

Net liabilities to be disposed of	$(1,746,643)

The operating results of this discontinued operation for the year ended December 31, 2001 consisted of:

December 31, 2001

Sales	$6,351,587
Operating expenses	5,297,204
Interest	1,059,026

Net (loss)	$(4,643)

Note 8 - Reverse acquisition with Amerikal International Holding, Inc. (AIH)

On July 8, 2004, the Company entered into an agreement with AIH whereby the Company acquired all of the issued and outstanding common stock of AIH in exchange for 1,900,000 voting shares of the Company's $0.001 par value common stock.  The acquisition closed and the shares were exchanged on July 28, 2004.  The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of the AIH controlled the Company's common stock immediately upon conclusion of the transaction.  Under reverse acquisition accounting, the post-acquisition entity was accounted for as a recapitalization of AIH.  The common stock issued was recorded at the net book value of the Company's assets on the acquisition date.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure during the relevant reporting period.

ITEM 8A. CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)  Change in Internal Control over Financial Reporting

The Company has recently implemented its procedures for internal control over financial reporting during the most recent fiscal quarter and such implementation is expected to materially affect, or is reasonably likely to materially affect, our internal control over financial reporting.  The Company is undertaking to re-establish its “fully reporting status” with the Commission, and as such, has recently engaged counsel to assist the Company in establishing and implementing its internal control program.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person.  The Directors and officers of the Company, all of whose terms will expire at the next annual meeting of shareholders, or at such time as their successors shall be elected and qualified, are as follows:

Name

Position

Term(s) of Office

Louis L. Knickerbocker

Chairman, CEO

August 17, 2004 to the present

Grant King

Director, COO

August 17, 2004 to the present

Horst Geicke

Director

August 17, 2004 to the present

William G. Hitchcock

Treasurer, CFO

August 17, 2004 to the present

Herrie Tantono

Director, officer

August 17, 2004 to the present

Bruce E. Thomsen

Director

August 17, 2004 to the present

Budy Hartono

Director

August 17, 2004 to the present

Family Relationships.  There are no family relationships between any of the officers and directors.

Business Experience. The following is a brief account of the business experience during at the least the last five years of the directors and executive officers, indicating their principal occupations and employment during that period, and the names and principal businesses of the organizations in which such occupations and employment were carried out.

Louis L. Knickerbocker

Mr. Knickerbocker’s career as an Entrepreneur spans more than 35 years. He is experienced in management, sales and marketing, and real estate sales and finance. He founded several companies in the private sector, one of which he successfully took public in 1996. As Chairman and CEO, Mr. Knickerbocker achieved sales of more than $100 million, with 1000 employees, which included a staff of 450 in Thailand.  He successfully raised upwards of $30 million from the capital equity markets.  He has knowledge of fiscal management and understands the importance of shareholder equity. Mr. Knickerbocker is credited with being the first visionary to utilize celebrities and expert spokespersons to build brands and to sell products on TV in the home shopping industry. Many of the programs initiated by him still exist today on QVC and HSN.   Mr. Knickerbocker was born in California, is a graduate of Santa Monica College with a major in Economics, and is currently a licensed broker under the Department of Real Estate.

Grant King

Mr. King was born in 1951 in Aukland, New Zealand.  Since 1990, he has served as General Manager and Managing Director of two major manufacturing and export companies in Bangkok, one of which was a company with 5,000 employees exporting to 140 countries worldwide.  In 1995, he served for 7 years as president and CEO of the division of a U.S. publicly traded company based in Thailand, with annual sales of $12 million and 450 employees. He was responsible for the day-to-day operations that included planning, business development, fiscal controls, and sales and marketing.  During his career in executive management, Mr.King had contact with many internationally based public companies and is well known within the business community of several South East Asian countries.

William C. Hitchcock

Mr. Hitchcock holds an LL.M in taxation and international studies from New York University, his J.D. degree was issued by the University of California at Davis.  Following five years of law practice (1978-1983) he served as Controller and Chief Financial Officer of PRCC Aerospace Corp in Newport Beach, California.  From 1985 to 1999 he owned and operated a full service tax preparation and tax representation business under the name Bottom Line Financial.  He sold this business in 1999.  In addition to serving as Chief Financial Officer of RG Global Lifestyles, Inc. Mr. Hitchcock maintains a tax consultancy practice in Irvine, California.

Horst Geicke

Mr. Geicke studied economics and law at the Hamburg State University in Germany and graduated in 1977 with an MBA.  He was a commodity trader in food in Germany, the UK and Brazil.  He moved to the Far East in 1981 and founded Geicke HK Ltd.  In 1994 he established the Pacific Alliance Group with wide ranging corporate finance and fund management.  He is the President of the German Chamber of Commerce in Hong Kong for the fourth year and is a Director of the Hong Kong –Thailand Business Council as well as the German business association of Hong Kong.  He is also a member of the advisory committee of the Secretary of industry of Hong Kong Government.

Herrie Tantono

Mr. Tantano is a graduate of California State University in Turlock, California with an MBA in Marketing Management and a BA in Management Information Systems.  His business career spans 18 years, most of those years spent in the health supplement industry.  In 1988, he co-founded the Indocare Group of companies located in Jakarta, Indonesia, a holding company in the dietary supplement and multi-level marketing industry and manufacturers of personal care products. For the next ten years, he served as Managing Director and as a member of the Board of Directors of their fully owned subsidiaries.  Recently, from 2002 to 2004, he was President of Amerikal Nutraceutical Corp. in Irvine, California.

Bruce E. Thomsen

Mr. Thomsen serves as a Director.  Commencing in 1963, Mr. Thomsen spent 12 years in management positions with Fortune 50 companies in the USA including E. I. DuPont, Dow Chemical and Food Machinery Chemical (FMC) for which he served as Division Manager of Textile Fibres. Upon leaving FMC he established a marketing and advertising agency with FMC as his first client in 1975.  In 1982 he sold this business and has since that time been involved as a consultant to corporations and government in the United States, Europe, Singapore, Hong Kong and Mainland China.  This has provided him with a broad background of industries including insurance, mining, shipping, airlines, education, health and beauty aid products and investment banking providing the depth of senior management experience in all aspects of business to guide clients to their projected goals.  His international background of business combines both multi-national client companies along with entrepreneurial ventures at the development stage.  In 1997 he was elected by the St. Francis Preparatory School in New York City to the School’s “Hall of Fame” for his entrepreneurial and international business achievements.

Budy Hartono

Mr. Hartono has spent more than 20 years in executive management for a regional-based company in South East Asia. He was responsible for overseeing the operations of their health and beauty business group, where his experience included forecasting, planning and creative marketing.  Mr. Hartono is well known in the business community in several South East Asian countries, and is extremely well versed in the process of health products registration throughout South East Asia.

CONFLICTS OF INTEREST

Most of the Officers and Directors of the Company will devote only a limited portion of their time to the affairs of the Company, estimated to be no more than approximately 5 hours per month.  Only Herrie Tantono works for the Company's subsidiary on a full-time basis.  There will be occasions when the time requirements of the Company's business conflict with the demands of their other business and investment activities.  Such conflicts may require that the Company attempt to employ additional personnel.  There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

There is no procedure in place which would allow the Officers and Directors to resolve potential conflicts in an arms-length fashion.  Accordingly, they will be required to use their discretion to resolve them in a manner which they consider appropriate.

ITEM 10.

EXECUTIVE COMPENSATION

No executive salaries were paid to officers or directors during the fiscal period covered by this Report.  Currently, Herrie Tantono receives monthly compensation of $7,000 per month as the Company’s only full time employee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock of the Company as of the date of this disclosure by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of common stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers as a group.

Name and Address

Number of Shares

Percentage Owned

Louis L. Knickerbocker*

5,160,500

20.72%

17751 Mitchell Ave.

Irvine, CA  92614

Grant King*

520,000

2.1%

17751 Mitchell Ave.

Irvine, CA  92614

Horst Geicke*

1,338,000

5.37%

17751 Mitchell Ave.

Irvine, CA  92614

William G. Hitchcock*

280,000

1.12%

17751 Mitchell Ave.

Irvine, CA  92614

Herrie Tantono*

520,000

2.1%

17751 Mitchell Ave.

Irvine, CA  92614

Bruce E. Thomsen*

120,000

0.48%

17751 Mitchell Ave.

Irvine, CA  92614

Budy Hartono*+

3,041,500

12.61%

17751 Mitchell Ave.

Irvine, CA  92614

All Officers and

Directors as a Group

10,980,000

44.10%

* Denotes Director of the Company

+ includes beneficial ownership interest

There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 8, 2004, certain of the present members of the Board of Directors voted shares held by them to approve the Agreement and Plan of Reorganization, which resulted in the Company’s current corporate structure.  Certain of these parties also executed the Agreement and Plan of Reorganization either on behalf of the Company, Amerikal International Holding, Inc., or as selling shareholders.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

List of Exhibits

The following exhibits are filed with this report.

Financial Statements for the Year Ended December 31, 2001

(b) The Company filed a Report on Form 8-K with the Commission on the following dates: November 20, 2001; January 7, 2004; and August 23, 2004, which have not previously been disclosed by the Company in a quarterly or annual report.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The Company paid its principal accountants, Beckstead & Watts, LLP, aggregate fees of $25,000 in the last two fiscal years for professional services rendered by the principal accountant for the audit and review of financials.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R G Global Lifestyles, Inc.

Dated: October 19, 2004

       /s/ Louis Knickerbocker

By: Louis L. Knickerbocker,

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Louis L. Knickerbocker

Louis L. Knickerbocker

Chairman of the Board, CEO

October 19, 2004

/s/ William C. Hitchcock

William C. Hitchcock

Chief Financial Officer

October 19, 2004