Form 10QSB
period 2002-03-31
RG GLOBAL LIFESTYLES INC
filed 2004-10-22
CIK 932136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002.

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ]       No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ]    No [X]

The number of shares outstanding of the issuer's Common Stock as of October 6, 2004 was 24,900,000.

Transitional Small Business Disclosure Format (Check One): Yes [   ]     No [X]

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Financial statements are reviewed and included herein.

Independent Auditors Report dated October 12, 2004

Balance Sheet

Statements of Operations

Statement of Changes in Stockholders' Equity

Statements of Cash Flows

Notes to Financial Statements

Beckstead and Watts, LLP

Certified Public Accountants

3340 Wynn Road, Suite B

Las Vegas, NV 89102

702.257.1984

702.362.0540 fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

R.G. Global Lifestyles, Inc. (formerly L.L. Knickerbocker Company, Inc.)

We have reviewed the accompanying balance sheets of R.G. Global Lifestyles, Inc. (formerly L.L. Knickerbocker Company, Inc.), Inc. as of March 31, 2002, June 30, 2002, September 30, 2002, March 31, 2003, June 30, 2003, and September 30, 2003 and the related statements of operations and cash flows for the three, six, and nine months then ended. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the balance sheets of R.G. Global Lifestyles, Inc. (formerly L.L. Knickerbocker Company, Inc.), Inc. as of December 31, 2003, 2002, and 2001, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended (not presented herein) and in our reports we expressed an unqualified opinion on those financial statements.

October 12, 2004

Las Vegas, NV

R.G. Global Lifestyles, Inc.
(Formerly L.L. Knickerbocker Company, Inc.)
Balance Sheets
(unaudited)

March 31,
2002
Assets

Current assets:	$

Total current assets	-

$-

Liabilities and Stockholder's Equity

Current liabilities:
Liabilities due to discontinued operations	1,746,643

Total current liabilities	1,746,643

Total liabilities	1,746,643

Stockholder's equity:

Preferred stock, no par value, 10,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, no par value, 100,000,000 shares
authorized, 46,987,728 shares issued
and outstanding as of 03/31/02	41,397,000
Additional paid-in capital	6,012,000

Accumulated (deficit)	(49,155,643)
(1,746,643)

$-

The accompanying notes are an integral part of these financial statements.

R.G. Global Lifestyles, Inc.
(Formerly L.L. Knickerbocker Company, Inc.)
Statements of Operations
(unaudited)

	For the three Months ended
	March 31,
	2002	2001

Sales	$-	$-

Gross profit	-	-

Expenses:
(Loss) from discontinued operations of R.G. Global	-	(1,165,169)

Total expenses	-	(1,165,169)

Net (loss)	$-	$(1,165,169)

Weighted average number of
common shares outstanding - basic and fully diluted	46,987,728	46,987,728

Net (loss) per share - basic & fully diluted	$-	$(0.02)

The accompanying notes are an integral part of these financial statements.

R.G. Global Lifestyles, Inc.
(Formerly L.L. Knickerbocker Company, Inc.)
Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	March 31,
	2002	2001
Cash flows from operating activities
Net (loss)	$-	$(1,165,169)
Donated capital	-	-
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Cummulative effect of accounting change
net loss from discontinued operations	-	1,165,169

Net cash (used) by operating activities	-	-

Net increase in cash	-	-
Cash - beginning	-	-
Cash - ending	$-	$-

The accompanying notes are an integral part of these financial statements.

R.G. Global Lifestyles, Inc.

(Formerly L.L. Knickerbocker Company, Inc.)

Notes

Note 1 - Basis of Presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2001 and notes thereto included in the Company's 10-KSB annual report.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2002, the Company has accumulated operating losses of approximately $49,155,643 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.  Management plans to raise equity capital to finance the operating and capital requirements of the Company.  Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Related party transactions

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the historical financial statements of R.G. Global Lifestyles, Inc. (the “Company”) and its predecessor, the L.L. Knickerbocker Company, Inc., and notes thereto, included elsewhere in this Form 10-KSB.

(a)

Plan of Operations.

The Company, through its subsidiary, is in the business of manufacturing, selling and distributing dietary supplements, health and beauty aid products.  The primary markets for the Company’s products have previously been in South East Asia and Asia, including Singapore, Indonesia, Malaysia, Thailand, Taiwan, Hong Kong and Japan.  During the next twelve months, the Company plans to continue its operations in these identified markets and to expand its operations and business into the lucrative domestic market.  The Company intends to continue to operate ANC as a wholly-owned subsidiary, and to further expand its markets for the Company’s products into the existing Asian markets and, in the future, into the United States.  The Company has previously used contract manufacturers, and has also acquired certain rights to distribute products manufactured by others.  The Company intends to expand its sales by use of an aggressive infomercial marketing plan.

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

(c )  Off-Balance Sheet Arrangements.

The Company does not have any off-balance sheet arrangements, that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Controls and Procedures

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 8, 2004, the "Company entered into an Agreement and Plan of Reorganization, among Amerikal International Holding, Inc. ("AIH"), the Company, Horst Geicke, and the shareholders of Amerikal International Holding, Inc. (the "AIH Shareholders").  Pursuant to the Plan of Reorganization, the Company acquired all of the outstanding shares of AIH from the AIH Shareholders in exchange for the issuance by the Company to the AIH Shareholders of an aggregate of 1,900,000 shares of the Company's common stock.  These shares were issued without registration pursuant to available exemptions from registration under both State and Federal securities laws and are subject to certain restrictions and limitations on transferability.

On August 31, 2004, the Company issued 720,000 Common Shares in recognition of loyalty, for past services (no specific period of services considered), and as an inducement for these persons to continue in support of the Company:

a.

100,000 shares to Herrie Tantono

b.

200,000 shares to Grant King

c.

100,000 shares to William C. Hitchcock

d.

200,000 shares to Dr. Elam

e.

100,000 shares to Fran Daniels

f.

20,000 shares to Kiem Pham

On August 31, 2004, the Company also approved a plan of issuance over three year term, for two groups of persons:

A.  The Directors as a group, 600,000 shares, broken down as follows:

1.

Herrie Tantono 120,000

2.

Grant King 120,000 shares

3.

Bruce Thomsen 120,000 shares

4.

Budy Hartono 120,000 shares

5.

Lou Knickerbocker 120,000 shares

B. The following persons, as compensation for future services over the next three years, a total of 1,680,000 shares, broken down as follows:

1.

Herrie Tantono 300,000 shares

2.

Grant King 200,000 shares

3.

William C. Hitchcock 180,000 shares

4.

Lou Knickerbocker 400,000 shares

5.

Delantera Resources 600,000 shares

The foregoing Common Shares were issued as of August 31, 2004.  Therefore, as of August 31, 2004, the Company has a total of  24,900,000 shares of Common Stock issued and outstanding.

Significant restrictions exist on the shares.  The foregoing stock issuance plan was implemented with conditions and restrictions, summarized as follows:

a. The shares issued in addition/in lieu of salary will be issued now for a three year term but with stop transfer restriction that is removed on a quarterly basis.

b. If employment is terminated, or an individual resigns or dies, the balance of the shares not yet transferred will be cancelled.

c.  Shares for directors are issued currently, with stop restrictions lifted quarterly; there are written agreements with all directors regarding these conditions, executed as of October 19, 2004.

d.  The shares will be subject to normal resale limitations and restrictions for twelve months from date of issuance.

Item 5. Other Information

The Company filed a Report on Form 8-K with the Commission on the following dates: November 20, 2001; January 7, 2004; and August 23, 2004, which have not previously been disclosed by the Company in a quarterly or annual report.

Item 6. Exhibits

The following schedules are filed as part of this report:

List of Exhibits

The following exhibits are filed with this report.

EXHIBIT 31 -  CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

EXHIBIT 32 -  CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION

                     906 OF THE SARBANES-OXLEY ACT OF 2002

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