Form 10QSB
period 2002-06-30
RG GLOBAL LIFESTYLES INC
filed 2004-10-22
CIK 932136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________.

Commission File Number: ___________

RG GLOBAL LIFESTYLES, INC.

(Name of small business issuer in its charter)

California

33-0230641

(State or other jurisdiction of

(I.R.S. Employer Identification No.)

incorporation or organization)

17751 Mitchell Avenue, Irvine, CA                        92614

--------------------------------------------------                  ----------

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

October 12, 2004

Las Vegas, NV

R.G. Global Lifestyles Co., Inc.
(Formerly L.L. Knickerbocker Company, Inc.)
Balance Sheets
(unaudited)

June 30,
2002
Assets

Current assets:	$

Total current assets	-

$-

Liabilities and Stockholder's Equity

Current liabilities:
Liabilities due to discontinued operations	1,746,643

Total current liabilities	1,746,643

Total liabilities	1,746,643

Stockholder's equity:

Preferred stock, no par value, 10,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, no par value, 100,000,000 shares
authorized, 46,987,728 shares issued
and outstanding as of 06/30/02	41,397,000
Additional paid-in capital	6,012,000

Accumulated (deficit)	(49,155,643)
(1,746,643)

$-

The accompanying notes are an integral part of these financial statements.

R.G. Global Lifestyles Co., Inc.
(Formerly L.L. Knickerbocker Company, Inc.)
Statements of Operations
(unaudited)

	For the three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2002	2001	2002		2001

Sales	$-	$-	$		$

Gross profit	-	-

Expenses:
Income (loss) from discontinued operations	-	492,000		-		(935,000)

Total expenses	-	492,000		-		(935,000)

Net (loss)	$-	$492,000		$-		$(935,000)

Weighted average number of
common shares outstanding - basic and fully diluted	46,987,728	46,987,728		46,987,728		46,987,728

Net (loss) per share - basic & fully diluted	$-	$0.01		$-		$(0.02)

The accompanying notes are an integral part of these financial statements.

R.G. Global Lifestyles Co., Inc.
(Formerly L.L. Knickerbocker Company, Inc.)
Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30,
	2002	2001
Cash flows from operating activities
Net (loss)	$-	$492,000
Donated capital	-	-
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Cummulative effect of accounting change
net loss from discontinued operations	-	(492,000)

Net cash (used) by operating activities	-	-

Net increase in cash	-	-
Cash - beginning	-	-
Cash - ending	$-	$-

The accompanying notes are an integral part of these financial statements.

R.G. Global Lifestyles, Inc.

(Formerly L.L. Knickerbocker Company, Inc.)

Notes

Note 1 - Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2001 and notes thereto included in the Company's Form 10-KSB.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of $49,155,643 from inception to June 30, 2002, and had no sales during the six months ended June 30, 2002.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  Management has plans to seek additional capital through private placements and public offerings of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Related party transactions

The Company does not lease or rent any additional property.  Office services are provided without charge by a director.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

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