Form 10QSB
period 2002-09-30
RG GLOBAL LIFESTYLES INC
filed 2004-10-22
CIK 932136

 UNITED STATES

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________.

Commission File Number: ___________

RG GLOBAL LIFESTYLES, INC.

(Name of small business issuer in its charter)

California

33-0230641

(State or other jurisdiction of

(I.R.S. Employer Identification No.)

incorporation or organization)

17751 Mitchell Avenue, Irvine, CA                        92612

--------------------------------------------------                  ----------

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

October 12, 2004

Las Vegas, NV

R.G. Global Lifestyles, Inc.
(Formerly L.L. Knickerbocker Company, Inc.)
Balance Sheets
(unaudited)

September 30,
2002
Assets

Current assets:
Prepaid expenses	$10,000
Total current assets	10,000

$10,000

Liabilities and Stockholder's Equity

Current liabilities:

Accrued liabilities	897
Total current liabilities	897

Total liabilities	897

Stockholder's equity:

Preferred stock, no par value, 10,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, no par value, 100,000,000 shares
authorized, 19,965,120 shares issued
and outstanding as of 09/30/02	19,965
Additional paid-in capital	10,000

Accumulated (deficit)	(20,862)
9,103

$10,000

The accompanying notes are an integral part of these financial statements.

R.G. Global Lifestyles Co., Inc.
(Formerly L.L. Knickerbocker Company, Inc.)
Statements of Operations
(unaudited)

	For the three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2002	2001	2002		2001

Sales	$-	$-	$		$

Gross profit	-	-

Expenses:
(Income) loss from discontinued operations	-	(311,000)		-		624,000
General and administrative expenses	897	-		897
Total expenses	897	(311,000)		897		624,000

Net (loss)	$(897)	$311,000		$(897)		$(624,000)

Weighted average number of
common shares outstanding - basic and fully diluted	19,965,120	46,987,728		19,965,120		46,987,728

Net (loss) per share - basic & fully diluted	$(0.00)	$0.01		$(0.00)		$(0.01)

The accompanying notes are an integral part of these financial statements.

R.G. Global Lifestyles Co., Inc.
(Formerly L.L. Knickerbocker Company, Inc.)
Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30,
	2002	2001
Cash flows from operating activities
Net (loss)	$(897)	$311,000
Donated capital	-	-
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Cummulative effect of accounting change
net loss from discontinued operations	-	(311,000)

Increase in accured expense	897	-
Net cash (used) by operating activities	-	-

Net increase in cash	-	-
Cash - beginning	-	-
Cash - ending	$-	$-

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

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a post-bankruptcy net loss of $20,862 for the nine-months ended September 30, 2002, and had no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  Management has plans to seek additional capital through private placements and public offerings of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Note 4 – Bankruptcy proceedings

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