Form 10KSB
period 2002-12-31
RG GLOBAL LIFESTYLES INC
filed 2004-10-22
CIK 932136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

(Mark One)

 [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

      ACT OF 1934 [FEE REQUIRED] for the fiscal year ended December 31, 2002

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

October 12, 2004

Las Vegas, Nevada

R.G. Global Lifestyles Co., Inc.
(Formerly L.L. Knickerbocker Company, Inc.)
Balance Sheets

	December 31,	December 31,
	2003	2002
Assets

Current assets:
Prepaid expenses	$-	$10,000
Total current assets	-	10,000

	$-	$10,000

Liabilities and Stockholder's Equity

Current liabilities:

Accounts payable	4,229
Accrued liabilities	1,735	897
Total current liabilities	5,964	897

Total liabilities	5,964	897

Stockholder's equity:

Preferred stock, no par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, no par value, 100,000,000 shares
authorized, 24,900,000 and 46,987,728 shares issued
and outstanding as of 12/31/03 and 12/31/02	19,965	19,965
Additional paid-in capital	18,000	10,000

Accumulated (deficit)	(43,929)	(20,862)
	(5,964)	9,103

	$-	$10,000

The accompanying notes are an integral part of these financial statements.

R.G. Global Lifestyles Co., Inc.
(Formerly L.L. Knickerbocker Company, Inc.)
Statements of Operations

	For the years ended
	December 31,
	2003	2002

Sales	$-	$-

Gross profit	-	-

Expenses:

General and administrative expenses	23,067	897
Total expenses	23,067	897

Net (loss)	$(23,067)	$(897)

Weighted average number of
common shares outstanding - basic and fully diluted	19,965,000	19,965,000

Net (loss) per share - basic & fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

R.G. Global Lifestyles Co., Inc.
(Formerly L.L. Knickerbocker Company, Inc.)
Statement of Changes in Stockholders' Equity

					Accumulated
	Common Stock		Additional		other	Total
			Paid-in	Accumulated	comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	(losses)	Equity

Balance, December 31, 2000	46,987,728	$41,397,000	$6,012,000	$(44,551,000)	$(4,600,000)	$(1,742,000)

Net (loss)
for the year ended
December 31, 2001	-	-	-	(4,643)	-	(4,643)

Balance, December 31, 2001	46,987,728	41,397,000	6,012,000	(44,555,643)	(4,600,000)	(1,746,643)

Pursuant to United States Bankruptcy Court
District of California
Plan of liquidation	(46,987,728)	(41,397,000)	(6,012,000)	44,535,678	4,600,000	1,726,678

Donated capital			10,000			10,000

Stock issued for debt cancellation per liquidation	24,900,000	19,965				19,965

Net (loss)
for the year ended
December 31, 2002				(897)		(897)

Balance, December 31, 2002	24,900,000	19,965	10,000	(20,862)	-	9,103

Donated capital			8,000			8,000

Net (loss)
for the year ended
December 31, 2003				(23,067)		(23,067)

Balance, December 31, 2003	24,900,000	19,965	18,000	(43,929)	-	(5,964)

The accompanying notes are an integral part of these financial statements.

R.G. Global Lifestyles Co., Inc.
(Formerly L.L. Knickerbocker Company, Inc.)
Statements of Cash Flows

	For the years ended
	December 31,
	2003	2002
Cash flows from operating activities
Net (loss)	$(23,067)	$(897)
Donated capital	8,000	10,000
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Cummulative effect of accounting change
net loss from discontinued operations	-	-
(Increase) decrease in prepaid expenses	10,000	(10,000)
(Decrease) in liabilities from discontinued operations	-
Increase in accounts payable	4,229	-
Increase in accured expense	838	897
Net cash (used) by operating activities	-	-

Cash flows from financing activities
Issuances of common stock	-	-
Cancelation of debt per liquidation	-
Net cash provided by financing activities	-	-

Net increase in cash	-	-
Cash - beginning	-	-
Cash - ending	$-	$-

The accompanying notes are an integral part of these financial statements.

R.G. Global Lifestyles, Inc.

(formerly L.L. Knickerbocker Company, Inc.)

Notes

Note 1 - Significant accounting policies and procedures

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

Note 6- Warrants and options

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

(a) The Company filed a Report on Form 8-K with the Commission on the following dates: November 20, 2001; January 7, 2004; and August 23, 2004, which have not previously been disclosed by the Company in a quarterly or annual report.

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