Form 10QSB
period 2003-03-31
RG GLOBAL LIFESTYLES INC
filed 2004-10-22
CIK 932136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003.

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

October 12, 2004

Las Vegas, NV

R.G. Global Lifestyles, Inc.
(Formerly L.L. Knickerbocker Company, Inc.)
Balance Sheets
(unaudited)

March 31,
2003
Assets

Current assets:
Prepaid expenses	$10,000
Total current assets	10,000

$10,000

Liabilities and Stockholder's Equity

Current liabilities:

Accrued liabilities	897
Total current liabilities	897

Total liabilities	897

Stockholder's equity:

Preferred stock, no par value, 10,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, no par value, 100,000,000 shares
authorized, 19,965,120 shares issued
and outstanding as of 03/31/03	19,965
Additional paid-in capital	10,000

Accumulated (deficit)	(20,862)
9,103

$10,000

The accompanying notes are an integral part of these financial statements.

R.G. Global Lifestyles, Inc.
(Formerly L.L. Knickerbocker Company, Inc.)
Statements of Operations
(unaudited)

For the three Months ended
March 31,
	2003	2002

Sales	$-	$-

Gross profit	-	-

Expenses:
(Loss) from discontinued operations of R.G. Global	-	-

Total expenses	-	-

Net (loss)	$-	$-

Weighted average number of
common shares outstanding - basic and fully diluted	19,965,120	46,987,728

Net (loss) per share - basic & fully diluted	$-	$-

The accompanying notes are an integral part of these financial statements.

-5

-

R.G. Global Lifestyles, Inc.
(Formerly L.L. Knickerbocker Company, Inc.)
Statements of Cash Flows
(unaudited)

For the Three Months Ended
March 31,
	2003	2002
Cash flows from operating activities
Net (loss)	$-	$-
Donated capital	-	-
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:

Net cash (used) by operating activities	-	-

Net increase in cash	-	-
Cash - beginning	-	-
Cash - ending	$-	$-

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2002 and notes thereto included in the Company's 10-KSB annual report.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2003, the Company has not recognized post-bankruptcy revenue to date and has accumulated post-bankruptcy operating losses of approximately $20,862. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.  Management plans to raise equity capital to finance the operating and capital requirements of the Company.  Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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