Form 10QSB
period 2003-06-30
RG GLOBAL LIFESTYLES INC
filed 2004-10-22
CIK 932136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003.

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

October 12, 2004

Las Vegas, NV

R.G. Global Lifestyles, Inc.
(Formerly L.L. Knickerbocker Company, Inc.)
Balance Sheets
(unaudited)

June 30,
2003
Assets

Current assets:	$

Total current assets	-

$-

Liabilities and Stockholder's Equity

Current liabilities:

Accounts payable	585
Accrued liabilities	897
Total current liabilities	1,482

Total liabilities	1,482

Stockholder's equity:

Preferred stock, no par value, 10,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, no par value, 100,000,000 shares
authorized, 19,965,120 shares issued
and outstanding as of 06/30/03	19,965
Additional paid-in capital	10,000

Accumulated (deficit)	(31,447)
(1,482)

$-

The accompanying notes are an integral part of these financial statements.

R.G. Global Lifestyles, Inc.
(Formerly L.L. Knickerbocker Company, Inc.)
Statements of Operations
(unaudited)

	For the three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2003	2002	2003		2002

Sales	$-	$-	$		$

Gross profit	-	-

Expenses:

General and administrative expenses	10,585	-		10,585
Total expenses	10,585	-		10,585		-

Net (loss)	$(10,585)	$-		$(10,585)		$-

Weighted average number of
common shares outstanding - basic and fully diluted	19,965,120	46,987,728		19,965,120		46,987,728

Net (loss) per share - basic & fully diluted	$(0.00)	$-		$(0.00)		$-

The accompanying notes are an integral part of these financial statements.

R.G. Global Lifestyles, Inc.
(Formerly L.L. Knickerbocker Company, Inc.)
Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30,
	2003	2002
Cash flows from operating activities
Net (loss)	$(10,585)	$-
Donated capital	10,000	-
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:

	-
Increase in accounts payable	585	-
Increase in accured expense	-	-
Net cash (used) by operating activities	-	-

Net increase in cash	-	-
Cash - beginning	-	-
Cash - ending	$-	$-

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

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2003, the Company has not recognized any post-bankruptcy revenue and has accumulated operating losses of approximately $31,447. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.  Management plans to raise equity capital to finance the operating and capital requirements of the Company.  Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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