Form 10KSB
period 2003-12-31
RG GLOBAL LIFESTYLES INC
filed 2004-10-22
CIK 932136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

(Mark One)

 [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

      ACT OF 1934 [FEE REQUIRED] for the fiscal year ended December 31, 2003

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

R.G. Global Lifestyles, Inc. (the "Company"), was originally incorporated in California on July 12, 1985 as International Beauty Supply Ltd.  The name of the corporation was changed on May 28, 1993 to L.L. Knickerbocker Co., Inc., and thereafter on January 9, 2003 to the present name, R.G. Global Lifestyles, Inc.  Since inception, the Company, through predecessor management teams, has been involved in several businesses and engaged in various consumer, retail and commercial ventures, which ultimately proved unsuccessful.  On August 15, 2002, the Company filed for Chapter 11 "Debtor in Possession" reorganization with the US Bankruptcy Court, Central District of California after an involuntary petition was filed by certain of the Company's creditors.  Pursuant to the "Plan of Reorganization," the Company liquidated its assets in full satisfaction of its creditors' claims and was discharged from the bankruptcy on September 6, 2002.  The Company ceased filing reports with the Securities and Exchange Commission in 2001 and became delinquent in its filing obligations after its September 30, 2001 Quarterly financial report.

THE REVERSE MERGER

Subsequent to the bankruptcy reorganization, the Company has sought alternative business opportunities and worked to develop the Company's new business plan through merger and consolidation with other entities.   In furtherance of this plan, on July 28, 2004, the "Company entered into an Agreement and Plan of Reorganization, (the "Plan of Reorganization"), among Amerikal International Holding, Inc. ("AIH"), the Company, Horst Geicke, and the shareholders of Amerikal International Holding, Inc. (the "AIH Shareholders").  Pursuant to the Plan of Reorganization, the Company acquired all of the outstanding shares of AIH from the AIH Shareholders in exchange for the issuance by the Company to the AIH Shareholders of an aggregate of 1,900,000 shares of the Company's common stock.  The Plan of Reorganization also provided for the transfer by an entity controlled by Horst Geicke to the AIH Shareholders of an aggregate of 16,630,607 shares of the Company's common stock held by the entity in exchange for nominal consideration.  Prior to the consummation of the transactions contemplated by the Plan of Reorganization, Horst Geicke beneficially held 90% of the outstanding common stock of the Company.  Immediately following the transactions, the Company had an aggregate of 21,462,000 shares of common stock issued and outstanding.  Immediately following the transactions, the AIH Shareholders held an aggregate of 18,530,607 shares, or 86.34%, of the Company's common stock issued and outstanding.  Thus, at the close of the transactions, the former shareholders of AIH controlled the voting power of a majority of the Company's common stock.  The common stock issued in the course of the reverse merger transaction was recorded at the net book value of the Company's assets on the acquisition date.  The Company believes that the transactions will qualify as a tax-free reorganization pursuant to Sections 351 and 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended.

As a result of the reverse merger, the Company caused AIH to be merged with and into the Company pursuant to a Certificate of Ownership filed with the California Secretary of State on August 12, 2004 and Articles of Merger filed with the Nevada Secretary of State on August 17, 2004.  The Company continued as the surviving entity in the reverse merger.  Thus, Amerikal Nutraceutical Corp. ("ANC"), formerly the direct, wholly-owned subsidiary of AIH and the indirect subsidiary of AIH, became the direct, wholly-owned subsidiary of the Company.  ANC and its operations comprise the primary assets of the Company which has no other material operations.  The Company's financial report contained herein does not reflect the post-merger transactions and financial condition of the Company at the time of filing, in that the reverse merger transaction was entered into and effective on July 28, 2004 and was completed on August 17, 2004, dates subsequent to the reporting period covered by this filing.  The Company will file a separate Amendment to the Current Report on Form 8-K, which was originally filed with the Commission on August 23, 2004, which shall contain the pro forma consolidated financials for the Company and its subsidiary, Amerikal Nutraceutical Corp.

The business of ANC is to manufacture, sell and distribute dietary supplements, health and beauty aid products.  The primary markets for the Company's products have previously been in South East Asia and Asia, including Singapore, Indonesia, Malaysia, Thailand, Taiwan, Hong Kong and Japan.

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

STRATEGY

The Company intends to continue to operate ANC as a wholly-owned subsidiary, and to further expand its markets for the Company's products into the existing Asian markets and, in the future, into the United States.  The Company has previously used contract manufacturers, and has also acquired certain rights to distribute products manufactured by others.  The Company intends to expand its sales by use of an aggressive infomercial marketing plan.

GOVERNMENT REGULATION

Government regulation in the United States is a significant factor in the production and marketing of new drugs.  The FDA must approve all new over-the counter and prescription drugs, which includes any new use for a substance even if previously used safely for a different purpose.  In the US, companies are subject to rigorous requirements in order to engage in various types of human testing, a company must comply with mandatory procedures and safety standards established by the FDA and apply to the FDA for consent.  The natural food supplement industry, by contrast, has not been subjected to the same level of FDA regulation.  However, the manufacturing facilities used by the contract manufacturers to produce the Company's products, are required to maintain their facilities in accordance with certain standards promulgated by the FDA and monitored and inspected through various state agencies.

EMPLOYEES

As of March 31, 2004, the Company employed one unsalaried person and had minimal operations.  Subsequent to the reverse merger transaction that was entered into on July 28, 2004 and completed on August 17, 2004, the Company increased its workforce to six employees, one full time officer and five part time employees.  None of the Company's employees are covered by collective bargaining agreements, and the Company has never experienced a work stoppage, strike or labor dispute. The Company considers relations with the Company's employees to be good.

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

ITEM 2.

DESCRIPTION OF FACILITIES

The Company currently occupies approximately 2500 square feet of executive office space in Orange County, California at a monthly rental expense of $2,250 per month.  The Company's registered office is located at 17751 Mitchell Avenue, Irvine, CA 92614.  Prior to the reverse merger and as reflected in these financial statements, the Company did not pay for office services which were supplied to the Company free of charge by a Director.  The Company will file a separate Amendment to the Current Report on Form 8-K, which was originally filed with the Commission on August 23, 2004, which shall contain the pro forma consolidated financials for the Company and its subsidiary, Amerikal Nutraceutical Corp.

ITEM 3. LEGAL PROCEEDINGS

On August 15, 2002, the Company filed for Chapter 11 – "Debtor in Possession" reorganization with the US Bankruptcy Court, Central District of California after the Company was subjected to an involuntary petition filed by certain of its creditors.  Pursuant to the Chapter 11 "Plan of Reorganization", the Company liquidated its assets in full satisfaction of its creditors' claims and was discharged from bankruptcy on September 6, 2002.

Presently, the Company is not a party to any litigation, and is aware of no litigation, either pending or threatened, and has not been the defendant or plaintiff in any litigation, since the discharge from bankruptcy attributable to its predecessor L.L. Knickerbocker Company, Inc.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 8, 2004, a super-majority of the Company's shares voted in favor of ratifying the Agreement and Plan of Reorganization which was proposed and approved by the Board of Directors of the Company.  The reverse merger was completed on August 17, 2004, resulting in the Company's present corporate structure.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock previously traded on the OTC-BB.  However, the Company has been delinquent in its reporting obligations since its filing with the Commission for the quarter ended September 30, 2001, which was filed on November 19, 2001.  As a result of this prolonged delinquency, the Company's Common Stock has been suspended from trading on the OTC-BB and there has been an extremely limited or no market for the Company's shares.  As of the date of this filing, the Company is in the process of bringing its financial reports current with the Commission and reinstating its status as a "fully reporting company", submitting the information required by Rule 15c2-11 to the NASD to obtain listing and resume trading of the Company's Common Stock on the NASDAQ OTC-BB.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the historical financial statements of R.G. Global Lifestyles, Inc. (the "Company") and its predecessor, the L.L. Knickerbocker Company, Inc., ("predecessor") and notes thereto, included elsewhere in this Form 10-KSB.

(a)

Plan of Operations.

The Company, through its wholly-owned subsidiary, is in the business of manufacturing, selling and distributing dietary supplements, health and beauty aid products.  The primary markets for the Company's products have previously been in South East Asia and Asia, including Singapore, Indonesia, Malaysia, Thailand, Taiwan, Hong Kong and Japan.  During the next twelve months, the Company plans to continue its operations in these identified markets and to expand its operations and business into the lucrative domestic market.  The Company intends to continue to operate ANC as a wholly-owned subsidiary, and to further expand its markets for the Company's products into the existing Asian markets and, in the future, into the United States.  The Company has previously used contract manufacturers, and has also acquired certain rights to distribute products manufactured by others.  The Company intends to expand its sales by use of an aggressive infomercial marketing plan.

In order to fulfill its plan of operations, the Company will need to raise additional working capital over the next twelve month period.  Additional working capital funds may be obtained through various means, including the future sale of the Company's equity securities in private or public offerings, debt financing, hybrid financing, trade financing, receivables financing, factoring or any combination of credit, equity and/or debt which the Company can obtain on terms deemed favorable to the Company by the Board of Directors.  In the event that the Company is unable to obtain additional working capital funds on favorable terms, the Company may be required to enter into financial arrangements which are unfavorable to the Company and/or its shareholders, and which may result in substantial dilution or increased credit risk to the existing shareholders.

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

(c)  Off-Balance Sheet Arrangements.

The Company does not have any off-balance sheet arrangements, that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

October 12, 2004

Las Vegas, Nevada

L.L. Knickerbocker Company, Inc.
Balance Sheets

	March 31,	March 31,
	2004	2003
Assets

Current assets:
Prepaid expenses	$-	$10,000
Total current assets	-	10,000

	$-	$10,000

Liabilities and Stockholder's Equity

Current liabilities:

Accounts payable	7,864
Accrued liabilities	2,550	897
Total current liabilities	10,414	897

Total liabilities	10,414	897

Stockholder's equity:

Preferred stock, no par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, no par value, 100,000,000 shares
authorized, 24,900,000 and 46,987,728 shares issued
and outstanding as of 3/31/03 and 03/31/02	19,960	19,960
Additional paid-in capital	29,169	10,000

Accumulated (deficit)	(35,579)	(44,551,000)
	13,550	(44,521,040)

	$23,964	$(44,520,143)

The accompanying notes are an integral part of these financial statements.

L.L. Knickerbocker Company, Inc.
Balance Sheets

	March 31,	March 31,
	2004	2003
Assets

Current assets:
Prepaid expenses	$-	$10,000
Total current assets	-	10,000

	$-	$10,000

Liabilities and Stockholder's Equity

Current liabilities:

Accounts payable	7,864
Accrued liabilities	2,550	897
Total current liabilities	10,414	897

Total liabilities	10,414	897

Stockholder's equity:

Preferred stock, no par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, no par value, 100,000,000 shares
authorized, 24,900,000 and 46,987,728 shares issued
and outstanding as of 3/31/03 and 03/31/02	19,960	19,960
Additional paid-in capital	29,169	10,000

Accumulated (deficit)	(35,579)	(44,551,000)
	13,550	(44,521,040)

	$23,964	$(44,520,143)

The accompanying notes are an integral part of these financial statements.

L.L. Knickerbocker Company, Inc.
Statement of Changes in Stockholders' Equity

					Accumulated
	Common Stock		Additional		other	Total
			Paid-in	Accumulated	comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	(losses)	Equity

Balance, March 31, 2000	46,987,728	$41,397,000	$6,012,000	$(44,551,000)	$(4,600,000)	$(1,742,000)

Net (loss)
for the year ended
March 31, 2001	-	-	-	(897)	-	(897)

Balance, March 31, 2001	46,987,728	41,397,000	6,012,000	(44,551,897)	(4,600,000)	(1,742,897)

Pursuant to United States Bankruptcy Court
District of California
Plan of liquidation	(46,987,728)	(41,397,000)	(6,012,000)	47,074,227	4,600,000	4,265,227

Donated capital			10,000			10,000

Stock issued for debt cancellation per liquidation	24,900,000	19,965				19,965

Net (loss)
for the year ended
March 31, 2002				(15,619)		(15,619)

Balance, March 31, 2002	24,900,000	19,965	10,000	2,506,711	-	2,536,676

The accompanying notes are an integral part of these financial statements.

L.L. Knickerbocker Company, Inc.
Statements of Cash Flows

	For the years ended
	December 31,
	2003	2002
Cash flows from operating activities
Net (loss)	$(15,619)	$(897)
Donated capital	-
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Cummulative effect of accounting change
net loss from discontinued operations	-	2,523,227
(Increase) decrease in prepaid expenses	10,000	-
(Decrease) in liabilities from discontinued operations	-
Increase in accounts payable	-	-
Increase in accured expense	1,653	897
Net cash (used) by operating activities	(3,966)	2,523,227

Cash flows from financing activities
Issuances of common stock	10,000	-
Cancelation of debt per liquidation	1,742,000
Net cash provided by financing activities	1,752,000	-

Net increase in cash	1,748,034	2,523,227
Cash - beginning	2,523,227	-
Cash - ending	$4,271,261	$2,523,227

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Shares issued for services provided	$-	$-
Number of shares issued for services	-	-

The accompanying notes are an integral part of these financial statements.

R.G. Global Lifestyles, Inc.

(formerly L.L. Knickerbocker Company, Inc.)

Notes

Note 1 - Significant accounting policies and procedures

Chapter 11 Bankruptcy

On August 15, 2002, the Company filed for Chapter 11 - "Debtor in Possession" reorganization with the US Bankruptcy Court, Central District of California.  Pursuant to the "Plan of Reorganization", the Company liquidated its assets in full satisfaction of its creditors' claims.

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

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share".  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  The Company had no dilutive common stock equivalents, such as stock options or warrants as of March 31, 2004, December 31, 2003, 2002, and 2001, respectively.

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

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends

The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.

Income taxes

The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

R.G. Global Lifestyles, Inc.

(formerly L.L. Knickerbocker Company, Inc.)

Notes

Recent pronouncements

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company began adoption of the provisions of FIN No. 46 during the first quarter of fiscal 2003.

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

Note 5 - Stockholders' Equity

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

R.G. Global Lifestyles, Inc.

(formerly L.L. Knickerbocker Company, Inc.)

Notes

Note 7 - Discontinued operations

On August 15, 2002, the Company filed for Chapter 11 - "Debtor in Possession" reorganization with the US Bankruptcy Court, Central District of California.

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

(b)  Change in Internal Control over Financial Reporting

The Company has recently implemented its procedures for internal control over financial reporting during the most recent fiscal quarter and such implementation is expected to materially affect, or is reasonably likely to materially affect, our internal control over financial reporting.  The Company is undertaking to re-establish its "fully reporting status" with the Commission, and as such, has recently engaged counsel to assist the Company in establishing and implementing its internal control program.

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

Louis L. Knickerbocker

Mr. Knickerbocker's career as an Entrepreneur spans more than 35 years. He is experienced in management, sales and marketing, and real estate sales and finance. He founded several companies in the private sector, one of which he successfully took public in 1996. As Chairman and CEO, Mr. Knickerbocker achieved sales of more than $100 million, with 1000 employees, which included a staff of 450 in Thailand.  He successfully raised upwards of $30 million from the capital equity markets.  He has knowledge of fiscal management and understands the importance of shareholder equity. Mr. Knickerbocker is credited with being the first visionary to utilize celebrities and expert spokespersons to build brands and to sell products on TV in the home shopping industry. Many of the programs initiated by him still exist today on QVC and HSN. Mr. Knickerbocker was born in California, is a graduate of Santa Monica College with a major in Economics, and is currently a licensed broker under the Department of Real Estate.

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

Bruce E. Thomsen

Mr. Thomsen serves as a Director.  Commencing in 1963, Mr. Thomsen spent 12 years in management positions with Fortune 50 companies in the USA including E. I. DuPont, Dow Chemical and Food Machinery Chemical (FMC) for which he served as Division Manager of Textile Fibres. Upon leaving FMC he established a marketing and advertising agency with FMC as his first client in 1975.  In 1982 he sold this business and has since that time been involved as a consultant to corporations and government in the United States, Europe, Singapore, Hong Kong and Mainland China.  This has provided him with a broad background of industries including insurance, mining, shipping, airlines, education, health and beauty aid products and investment banking providing the depth of senior management experience in all aspects of business to guide clients to their projected goals.  His international background of business combines both multi-national client companies along with entrepreneurial ventures at the development stage.  In 1997 he was elected by the St. Francis Preparatory School in New York City to the School's "Hall of Fame" for his entrepreneurial and international business achievements.

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

ITEM 10.

EXECUTIVE COMPENSATION

No executive salaries were paid to officers or directors during the fiscal period covered by this Report.  Currently, Herrie Tantono receives monthly compensation of $7,000 per month as the Company's only full time employee.

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

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 8, 2004, certain of the present members of the Board of Directors voted shares held by them to approve the Agreement and Plan of Reorganization, which resulted in the Company's current corporate structure.  Certain of these parties also executed the Agreement and Plan of Reorganization either on behalf of the Company, Amerikal International Holding, Inc., or as selling shareholders.

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