Form 10KSB
period 2004-03-31
RG GLOBAL LIFESTYLES INC
filed 2004-10-22
CIK 932136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

(Mark One)

 [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

      ACT OF 1934 [FEE REQUIRED] for the fiscal year ended March 31, 2003

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

October 12, 2004

Las Vegas, Nevada

R.G. Global Lyfestyles, Inc.
(formerly L.L. Knickerbocker Company, Inc.)
Balance Sheets

March 31,
2004
Assets

Current assets:	$

Total current assets	-

$-

Liabilities and Stockholder's Equity

Current liabilities:

Accounts payable	7,864
Accrued liabilities	2,550
Total current liabilities	10,414

Total liabilities	10,414

Stockholder's equity:

Preferred stock, no par value, 10,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, no par value, 100,000,000 shares
authorized, 24,900,000 shares issued
and outstanding as of 3/31/04	19,965
Additional paid-in capital	29,169

Accumulated (deficit)	(59,548)
(10,414)

$-

The accompanying notes are an integral part of these financial statements.

R.G. Global Lyfestyles, Inc.
(formerly L.L. Knickerbocker Company, Inc.)
Statements of Operations

For the period ended
March 31,
2004

Sales	$-

Gross profit	-

Expenses:
-
General and administrative expenses	15,619
Total expenses	15,619

-

Net (loss)	$(15,619)

Weighted average number of
common shares outstanding - basic and fully diluted	19,965,000

Net (loss) per share - basic & fully diluted	$(0.00)

The accompanying notes are an integral part of these financial statements.

R.G. Global Lyfestyles, Inc.
(formerly L.L. Knickerbocker Company, Inc.)
Statement of Changes in Stockholders' Equity

	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2002	24,900,000	19,965	10,000	(20,862)	9,103

Donated capital			8,000		8,000

Net (loss)
for the year ended
December 31, 2003				(23,067)	(23,067)

	24,900,000	19,965	18,000	(43,929)	(5,964)

Donated capital			11,169		11,169

Net (loss)
for the period ended					-
March 31, 2004				(15,619)	(15,619)

Balance, March 31, 2004	24,900,000	$19,965	$29,169	$(59,548)	(10,414)

The accompanying notes are an integral part of these financial statements.

R.G. Global Lyfestyles, Inc.
(formerly L.L. Knickerbocker Company, Inc.)
Statements of Cash Flows

For the Period ended
March 31,
2004
Cash flows from operating activities
Net (loss)	$(15,619)
Donated capital	11,169
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:

-
-
-
Increase in accounts payable	-
Increase in accured expense	4,450
Net cash (used) by operating activities	-

Net increase in cash	-
Cash - beginning	-
Cash - ending	$-

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

Horst Geicke

Mr. Geicke studied economics and law at the Hamburg State University in Germany and graduated in 1977 with an MBA.  He was a commodity trader in food in Germany, the UK and Brazil.  He moved to the Far East in 1981 and founded Geicke HK Ltd.  In 1994 he established the Pacific Alliance Group with wide ranging corporate finance and fund management.  He is the President of the German Chamber of Commerce in Hong Kong for the fourth year and is a Director of the Hong Kong -Thailand Business Council as well as the German business association of Hong Kong.  He is also a member of the advisory committee of the Secretary of industry of Hong Kong Government.

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