Form 10QSB
period 2004-06-30
RG GLOBAL LIFESTYLES INC
filed 2004-10-28
CIK 932136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

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

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X]    No [  ]

The number of shares outstanding of the issuer's Common Stock as of October 26, 2004 was 24,900,000.

Transitional Small Business Disclosure Format (Check One): Yes [   ]     No [X]

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Beckstead and Watts, LLP

Certified Public Accountants

3340 Wynn Road, Suite B

Las Vegas, NV 89102

702.257.1984

702.362.0540 fax

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

October 26, 2004

Board of Directors

RG Global Lifestyles, Inc.

(formerly L.L. Knickerbocker, Inc.)

Las Vegas, NV

We have reviewed the accompanying balance sheet of RG Global Lifestyles, Inc. (formerly L.L. Knickerbocker, Inc.) as of June 30, 2004 and the related statements of operations for the three and months ended June 30, 2004 and 2003, and statements of cash flows for the period June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Beckstead and Watts, LLP

Las Vegas, NV

R.G. Global Lyfestyles, Inc.
(formerly L.L. Knickerbocker Company, Inc.)
Balance Sheets
(unaudited)

June 30,
2004
Assets

Current assets:	$

Total current assets	-

$-

Liabilities and Stockholder's (Deficit)

Current liabilities:

Accounts payable	2,578
Accrued liabilities	2,550
Total current liabilities	5,128

Total liabilities	5,128

Stockholder's (deficit):

Preferred stock, no par value, 10,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, no par value, 100,000,000 shares
authorized, 19,965,120 shares issued
and outstanding as of 6/30/04	19,965
Additional paid-in capital	36,160

Accumulated (deficit)	(61,253)
(5,128)

$-

The accompanying notes are an integral part of these financial statements.

R.G. Global Lyfestyles, Inc.
(formerly L.L. Knickerbocker Company, Inc.)
Statements of Operations
(unaudited)

	For the Three Months ended
	June 30,
	2004	2003

Sales	$-	$-

Gross profit	-	-

Expenses:

General and administrative expenses	1,705	10,585
Total expenses	1,705	10,585

Net (loss)	$(1,705)	$(10,585)

Weighted average number of
common shares outstanding - basic and fully diluted	19,965,000	19,965,120

Net (loss) per share - basic & fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

R.G. Global Lyfestyles, Inc.
(formerly L.L. Knickerbocker Company, Inc.)
Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	June 30,
	2004	2003
Cash flows from operating activities
Net (loss)	$(1,705)	$(10,585)
Donated capital	6,991	10,000
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:

Increase (decrease) in accounts payable	(5,286)	585
Increase in accured expense	-	-
Net cash (used) by operating activities	-	-

Net increase in cash	-	-
Cash - beginning	-	-
Cash - ending	$-	$-

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

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2004, the Company has not recognized post-bankruptcy revenue and has accumulated post-bankruptcy operating losses of approximately $61,253. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.  Management plans to raise equity capital to finance the operating and capital requirements of the Company.  Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes.  While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Item 5. Other Information

The Company filed a Report on Form 8-K with the Commission on the following dates: November 20, 2001; January 7, 2004; and August 23, 2004, and a Report on Form 8-K/A on October 27, 2004, which have not previously been disclosed by the Company in a quarterly or annual report.

Item 6. Exhibits

The following financial statements and schedules are filed as part of this report:

Independent Auditors Report dated October 26, 2004

Balance Sheet

Statements of Operations

Statement of Changes in Stockholders' Equity

Statements of Cash Flows

Notes to Financial Statements

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R G Global Lifestyles, Inc.

Dated: October 27, 2004

       /s/ Louis Knickerbocker

By: Louis L. Knickerbocker,

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Louis L. Knickerbocker

Louis L. Knickerbocker

Chairman of the Board, CEO

October 27, 2004

/s/ William C. Hitchcock

William C. Hitchcock

Chief Financial Officer

October 27, 2004