Form 10QSB
period 2004-09-30
RG GLOBAL LIFESTYLES INC
filed 2004-11-15
CIK 932136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________.

Commission File Number: 000-25488

RG GLOBAL LIFESTYLES, INC.

(Name of small business issuer in its charter)

            California

33-0230641

(State or other jurisdiction of                                               (I.R.S. Employer Identification No.)

incorporation or organization)

17751 Mitchell Avenue, Irvine, CA                        92614

(Address of principal executive offices)              (Zip Code)

Issuer’s telephone number: (949) 486-6666

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

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X]    No [  ]

The number of shares outstanding of the issuer’s Common Stock as of November 12, 2004 was 24,900,000.

Transitional Small Business Disclosure Format (Check One): Yes [   ]     No [X]

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Beckstead and Watts, LLP

Certified Public Accountants

3340 Wynn Road, Suite B

Las Vegas, NV 89102

702.257.1984

702.362.0540 fax

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

November 11, 2004

Board of Directors

RG Global Lifestyles, Inc.

(formerly L.L. Knickerbocker, Inc.)

Las Vegas, NV

We have reviewed the accompanying balance sheet of RG Global Lifestyles, Inc. (formerly L.L. Knickerbocker, Inc.) as of September 30, 2004 and the related statements of operations for the three and nine-months ended September 30, 2004 and 2003, and statements of cash flows for the period September 30, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations.  This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Beckstead and Watts, LLP

Beckstead and Watts, LLP

Las Vegas, NV

R.G. Global Lifestyles, Inc.
(formerly L.L. Knickerbocker Company, Inc.)
Consolidated Balance Sheet
(unaudited)

September 30,
2004
Assets

Current assets:
Cash and cash equivalents	$377,907
Accounts receivable	432,059
Inventory	90,751
Total current assets	900,717

Fixed assets, net	6,317

Intangible assets, net	275,000
Prepaid consulting	583,333
Prepaid compensation	1,633,333
Deposits held	34,600
Total other assets	2,526,267

$3,433,301

Liabilities and Stockholder’s Equity

Current liabilities:

Accounts payable	155,952
Accrued liabilities	51,741
Income taxes payable	123,771
Total current liabilities	331,464

Total liabilities	331,464

Stockholder’s equity:

Preferred stock, $0.001, 10,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 24,865,00 shares issued
and outstanding as of 9/30/04	24,865
Additional paid-in capital	3,051,398

Accumulated earnings	25,573
3,101,836

$3,433,301

The accompanying notes are an integral part of these financial statements.

R.G. Global Lifestyles, Inc.
(formerly L.L. Knickerbocker Company, Inc.)
Consolidated Statements of Operations
(unaudited)

	For the Six Months ended
	September 30,
	2004	2003

Revenue
Product sales	$3,215,245	$-
Cost of sales	1,478,394	-

Gross profit	1,736,851	-

Expenses:
Advertising and marketing	171,678
Commissions	10,824
Consulting services	37,086
Depreciation and amortization	25,337
General and administrative expenses	112,536
Professional fees	61,760
Salaries and wages	119,261
Stock compensation - consulting services	320,000
Stock compensation - related party	463,333	10,585
Total expenses	1,321,814	10,585

Net income (loss) from operations	415,037	(10,585)

Other income (expense)
Interest income	28	-
Interest expense	(591)	-
Unrealized (loss) on investments	(103,643)	-
Total other (expense)	(104,207)	-

Net income (loss) before income tax	310,830	(10,585.00)

Income tax expense
Current federal	93,774
Current state	29,997
	123,771

Net income (loss)	$187,059	$(10,585)

Weighted average number of
common shares outstanding - basic and fully diluted	24,865,000	19,965,120

Net income (loss) per share - basic & fully diluted	$0.01	$(0.00)

The accompanying notes are an integral part of these financial statements.

R.G. Global Lifestyles, Inc.
(formerly L.L. Knickerbocker Company, Inc.)
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	September 30,
	2004	2003
Cash flows from operating activities
Net income (loss)	$187,059	$(10,585)

Depreciation and amortization	25,337	-
Stock compensation - related party	463,333	-
Stock compensation - consulting services	320,000	-
Unrealized loss on sale	67,409	-
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:

(Increase) in account receivable	(261,965)	-
Decrease in inventory	19,959	-
(Increase) in deposits held	(34,600)	-

Increase (decrease) in accounts payable	(414,586)	585
Increase in income tax payable	123,771	-
Increase in accrued expense	47,799	-
Net cash (used) by operating activities	543,516	(10,000)

Cash flows from investing activities:
Purchase of fixed assets	(6,654)	-
Purchase of intangible assets	(300,000)	-
Net cash used from investing activities	(306,654)	-

Cash flows from financing activities
Payments on notes payable	(40,000)
Donated capital	-	10,000
Net cash provided by financing activities	(40,000)	10,000

Net increase in cash	196,862	-
Cash - beginning	181,045	-
Cash - ending	$377,906	$-

The accompanying notes are an integral part of these financial statements.

R.G. Global Lifestyles, Inc.

(Formerly L.L Knickerbocker Company, Inc.)

Notes to consolidated financial statements

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended March 31, 2004 and notes thereto included in the Company’s 10-KSB annual report.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 – Reverse acquisition agreement with Amerikal International Holding, Inc. (“AIH”)

On July 28, 2004, the Company entered into an agreement with Amerikal International Holding, Inc. (“AIH”) whereby the Company transferred 1,900,000 of its $0.001 par value common stock in exchange for all the outstanding shares of AIH’s $0.001 par value common stock.  The acquisition closed and the shares were exchanged on July 28, 2004.  The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of AIH controlled the Company’s common stock immediately upon conclusion of the transaction.  Under reverse acquisition accounting, the post-acquisition entity was accounted for as a recapitalization of the Company.  The common stock issued was recorded at the net book value of the Company’s assets on the acquisition date.  As a result of the merger, the financial statements for all periods prior to the merger will be those of AIH.

Note 3 – Fixed assets

Fixed assets are recorded at cost and depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The estimated lives of property and equipment are as follows:

Office equipment

5 years

Computer software

3 years

Furniture and fixtures

7 years

During the six-months ending September 30, 2004, the Company purchased $6,654 in office equipment and recorded $377 in depreciation expense.

Note 4 – Distribution agreements

During the period ending September 30, 2004, the Company entered an agreement to distribute products developed by another company. The purchase price paid for the distribution rights was $300,000 in cash, which represents its fair value. The amount was recorded as an intangible asset and is being amortized over the period of its estimated benefit period of three years. At September 30, 2004, accumulated amortization was $25,000.

R.G. Global Lifestyles, Inc.

(Formerly L.L Knickerbocker Company, Inc.)

Notes to consolidated financial statements

Note 5 – Deposits

At September 30, 2004, the Company has a deposit with a vendor totaling $34,600 for the production of future television advertising.

Note 6 – Stockholders’ equity

On April 22, 1999 the Company amended its articles of incorporation to increase the total authorized shares and to designate two classes of stock. Pursuant to this amendment, the Company is authorized to issue 10,000,000 shares of $0.001 par value preferred stock and 100,000,000 shares of $0.001 par value common stock.

On July 28, 2004, the Company issued 1,900,000 shares of its $0.001 par value common stock pursuant to the reverse acquisition agreement with Amerikal International Holding, Inc.

On August 31, 2004, the Company issued 720,000 shares of its $0.001 par value common stock to officers and directors of the Company in exchange for services previously rendered with a fair market value of $720,000.

On August 31, 2004, the Company entered into stock compensation agreements with its officers and directors whereby the Company issued 1,680,000 shares of its $0.001 par value common stock to the related parties. The fair market value of services is $1,680,000 to be issued and amortized over a three-year period. As of September 30, 2004, the Company expensed $46,667 as stock compensation to related parties.

On August 31, 2004, the Company entered into consulting agreements in the amount of $600,000. Per the agreement, the Company issued 600,000 shares of its $0.001 par value common stock in exchange for the consulting services to be amortized over a term of three years. As of September 30, 2004, the Company expensed $16,667 of consulting services per the agreements.

There have been no other issuances of common stock.

Note 7 – New subsidiaries

During the period ending September 30, 2004 the Company formed one wholly owned subsidiary, Aquair, Inc. for the purpose of diversifying its market. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all material intercompany accounts, transactions and profits.

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

Item 3. Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 8, 2004, the "Company entered into an Agreement and Plan of Reorganization, among Amerikal International Holding, Inc. ("AIH"), the Company, Horst Geicke, and the shareholders of Amerikal International Holding, Inc. (the "AIH Shareholders").  Pursuant to the Plan of Reorganization, the Company acquired all of the outstanding shares of AIH from the AIH Shareholders in exchange for the issuance by the Company to the AIH Shareholders of an aggregate of 1,900,000 shares of the Company’s common stock.  These shares were issued without registration pursuant to available exemptions from registration under both State and Federal securities laws and are subject to certain restrictions and limitations on transferability.

As of the effective date of the merger between the Company and Amerikal International Holdings, Inc., on August 17, 2004, there were 21,865,000 shares issued and outstanding, as the result of the 1,900,000 additional shares issued by the Company to AIH shareholders, in connection with the merger transaction.

As of August 31, 2004, there were 24,865,000 shares issued and outstanding, as the result of the issuance by the Company of 3,000,000 shares to related parties and non-related parties.

As of November 8, 2004, there were 24,900,000 shares issued and outstanding as of the result of an additional issuance of 35,000 shares to an unrelated party on August 31, 2004, but the actual share issuance event did not take place until November 8, 2004.

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

Item 6. Exhibits

The following financial statements and schedules are filed as part of this report:

Independent Auditors Report dated November 11, 2004

Balance Sheet

Statements of Operations

Statement of Changes in Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

List of Exhibits

The following exhibits are filed with this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R G Global Lifestyles, Inc.

Dated: November 15, 2004

       /s/ Louis Knickerbocker

By: Louis L. Knickerbocker,

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Louis L. Knickerbocker

Louis L. Knickerbocker

Chairman of the Board, CEO

November 15, 2004

/s/ William C. Hitchcock

William C. Hitchcock

Chief Financial Officer

November 15, 2004