Form 10QSB
period 2004-12-31
RG GLOBAL LIFESTYLES INC
filed 2005-02-15
CIK 932136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004.

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________.

                                                          Commission File Number: 000-254888

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

Securities registered under Section 12(g) of the Act:  Common Stock, $0.001 par value (Title of Class)

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

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X]    No [  ]

The number of shares outstanding of the issuer's Common Stock as of December 31, 2004 was 24,935,000

Transitional Small Business Disclosure Format (Check One): Yes [   ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Beckstead and Watts, LLP

Certified Public Accountants

2425 W. Horizon Ridge Parkway

Henderson, NV 89052

702.257.1984

702.362.0540 fax

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

February 14, 2005

Board of Directors

RG Global Lifestyles, Inc.

(formerly L.L. Knickerbocker, Inc.)

Las Vegas, NV

We have reviewed the accompanying balance sheet of RG Global Lifestyles, Inc. (formerly L.L. Knickerbocker, Inc.) as of December 31, 2004 and the related statements of operations for the three and nine-months ended December 31, 2004 and 2003, and statements of cash flows for the nine-months ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

Beckstead and Watts, LLP

R.G. Global Lyfestyles, Inc.
(formerly L.L. Knickerbocker Company, Inc.)
Balance Sheet
(unaudited)

December 31,
2004
Assets

Current assets:
Cash and cash equivalents	$255,950
Accounts receivable	614,223
Inventory	76,108
Prepaid expenses	4,390
Total current assets	950,671

Fixed assets, net	7,724

Intangible assets, net	250,000
Deposits held	88,980
Total other assets	338,980

$1,297,375

Liabilities and Stockholder's Equity

Current liabilities:

Accounts payable	188,085
Accrued liabilities	68,446

Total current liabilities	256,531

Total liabilities	256,531

Stockholder's equity:

Preferred stock, no par value, 10,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, no par value, 100,000,000 shares
authorized, 24,935,000 shares issued
and outstanding as of 12/31/04	24,935
Additional paid-in capital	3,050,984
Prepaid consulting	(533,333)
Prepaid compensation	(1,493,333)
Accumulated deficit	(8,408)
1,040,844

$1,297,375

The accompanying notes are an integral part of these financial statements.

R.G. Global Lyfestyles, Inc.
(formerly L.L. Knickerbocker Company, Inc.)
Statements of Operations
(unaudited)

	For the Nine Months ended
	December 31,
	2004	2003

Revenue
Product sales	$4,294,260	$-
Cost of sales	1,988,834	-

Gross profit	2,305,425	-

Expenses:
Advertising and marketing	298,766
Commissions	24,671
Consulting services	109,871
Depreciation and amortization	50,753
General and administrative expenses	165,813	12,482
Professional fees	92,970
Salaries and wages	176,390
Stock compensation - consulting services	370,000
Stock compensation - related party	603,379	10,585
Total expenses	1,892,613	23,067

Net income from operations	412,812	(23,067)

Other income (expense)
Interest income	322	-
Interest expense	(591)	-
Unrealized (loss) on investments	(74,346)	-
Total other (expense)	(74,615)	-

Net income before income tax	338,197	(23,067)

Income tax expense
Current federal	155,674	-
Current state	29,445	-
	185,119	-

Net income	$153,077	$(23,067)

Weighted average number of
common shares outstanding - basic and fully diluted	24,935,000	19,965,120

Net income (loss) per share - basic & fully diluted	$0.02	$(0.00)

The accompanying notes are an integral part of these financial statements.

R.G. Global Lyfestyles, Inc.
(formerly L.L. Knickerbocker Company, Inc.)
Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	December 31,
	2004	2003
Cash flows from operating activities
Net income (loss)	$153,077	$(23,067)

Depreciation	50,753
Stock compensation - related party	603,379
Stock compensation - consulting services	370,000
Unrealized loss on sale	74,346
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:

(Increase) in account receivable	(444,129)
(Increase) decrease in inventory	34,602
(Increase) in deposits held	(88,980)
(Increase) decrease in prepaid expenses	(4,390)	10,000
Increase (decrease) in accounts payable	(476,226)	4,229
Increase in accrued expense	150,948	838
Net cash (used) by operating activities	423,381	(8,000)

Cash flows from investing activities:
Purchase of fixed assets	(8,476)
Purchase of intangible assets	(300,000)
Net cash used from investing activities	(308,476)

Cash flows from financing activities
Proceeds from notes payable	-
Payments on notes payable	(40,000)
Donated capital	-	8,000
Net cash provided by financing activities	(40,000)	8,000

Net increase in cash	74,905	-
Cash - beginning	181,045	-
Cash - ending	$255,950	$-

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended March 31, 2004 and notes thereto included in the Company's 10-KSB annual report.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Reverse acquisition agreement with Amerikal International Holding, Inc. (“AIH”)

On July 28, 2004, the Company entered into an agreement with Amerikal International Holding, Inc. (“AIH”) whereby the Company transferred 1,900,000 of its $0.001 par value common stock in exchange for all the outstanding shares of AIH’s $0.001 par value common stock.  The acquisition closed and the shares were exchanged on July 28, 2004.  The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of AIH controlled the Company's common stock immediately upon conclusion of the transaction.  Under reverse acquisition accounting, the post-acquisition entity was accounted for as a recapitalization of the Company.  The common stock issued was recorded at the net book value of the Company's assets on the acquisition date.  As a result of the merger, the financial statements for all periods prior to the merger will be those of AIH.

Note 3 - Fixed assets

Fixed assets are recorded at cost and depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The estimated lives of property and equipment are as follows:

                                                                  Office equipment               5 years

                                                                  Computer software            3 years

                                                                  Furniture and fixtures        7 years

During the nine-months ending December 31, 2004, the Company purchased $6,654 in office equipment and recorded $753 in depreciation expense.

Note 4 - Distribution agreements

During the period ending December 31, 2004, the Company entered an agreement to distribute products developed by another company. The purchase price paid for the distribution rights was $300,000 in cash, which represents its fair value. The amount was recorded as an intangible asset and is being amortized over the period of its estimated benefit period of three years. At December 31, 2004, accumulated amortization was $50,000.

R.G. Global Lifestyles, Inc.

(Formerly L.L Knickerbocker Company, Inc.)

Notes to consolidated financial statements

Note 5 - Deposits

At December 31, 2004, the Company has a deposit with various vendors totaling $88,980 comprised of the following:

December 31, 2004
Deposit future advertising	$34,600
Deposit future inventory purchase	29,380
Deposit equipment purchase	25,000
Total	$88,980

Note 6 - Stockholders’ equity

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

On August 31, 2004, the Company entered into stock compensation agreements with its officers and directors whereby the Company issued 1,680,000 shares of its $0.001 par value common stock to the related parties. The fair market value of services is $1,680,000 recorded as prepaid compensation and amortized over a three-year period. As of December 31, 2004, the Company expensed $46,667 as stock compensation to related parties.

On August 31, 2004, the Company entered into consulting agreements in the amount of $600,000 recorded as prepaid compensation. Per the agreement, the Company issued 600,000 shares of its $0.001 par value common stock in exchange for the consulting services to be amortized over a term of three years. As of December 31, 2004, the Company expensed $16,667 of consulting services per the agreements.

There have been no other issuances of common stock.

Note 7 - related party transactions

During the period ended December 31, 2004, the Company entered into an agreement with a company wholly owned by an officer and director of the Company. The agreement provides for office space as well as administrative services at a fair market rate of $6,000 per month. The agreement is not binding and may be cancelled by either party at any time.

R.G. Global Lifestyles, Inc.

(Formerly L.L Knickerbocker Company, Inc.)

Notes to consolidated financial statements

Note 8 - New subsidiaries

During the period ending December 31, 2004 the Company formed one wholly owned subsidiary, Aquair, Inc. for the purpose of diversifying its market. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all material intercompany accounts, transactions and profits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical financial statements of R.G. Global Lifestyles, Inc., and its predecessor, the L.L. Knickerbocker Company, Inc., and notes thereto, included elsewhere in this Form 10-QSB.

THIS FOLLOWING INFORMATION SPECIFIES CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY.  FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS ARE NOT BASED UPON HISTORICAL FACT.  FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS “MAY”, “SHALL”, “COULD”, “EXPECT”, “ESTIMATE”, “ANTICIPATE”, “PREDICT”, “PROBABLE”, “POSSIBLE”, “SHOULD”, “CONTINUE”, OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS.  THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE.  OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRD FROM THESE FORWARD-LOOKING STATEMENTS.

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES.  AS A RESULT, THE IDENTIFICATION NAD INTERPRETATION OF DATA AND OTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS AND AMONG OTHER REASONABLE ALTERNATIVES REQUIRE THE EXERCISE OF JUDGMENT.  TO THE ETENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM ANTICIPATED OR PROJECTED RESULTS, AND ACCORDINGLY, NO OPINION IS EXPRESSED ON THE ABILITY TO ACHIEVE THE RESULTS OF THSES FORWARD -LOOKING STATEMENTS. NO ASSURANCE CAN BE GIVEN THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION ARE ACCURATE, AND WE ASSUME NO OBLIGAITON TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

OVERVIEW

R.G. Global Lifestyles, Inc. (the “Company”) was originally incorporated in California on July 12, 1985 as International Beauty Supply Ltd.  The name of the corporation was changed on May 28, 1993 to L.L. Knickerbocker co., Inc., and thereafter on January 9, 2003 to R.G. Global Lifestyles, Inc.  On July 28, 2004 the Company entered into an agreement with Amerikal International Holding, Inc. (“AIH”) whereby the Company acquired all of the issued and outstanding common stock of AIH in exchange for 1,900,000 voting common shares of the Company’s common $0.001 par value common stock.  The acquisition closed and the shares were exchanged on July 28, 2004.  At the close of the transaction, the former shareholders of AIH controlled the Company’s common stock.  The common stock issued in the course of the reverse merger transaction was recorded at the net book value of the Company’s assets on the acquisition date. As allowed under SFAS 141, “Business Combinations,” we treated this acquisition as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting.

As a result of the merger, the Company now owns and operates Amerikal Nutraceutical Corporation, a California corporation (“ANC”) as a wholly-owned subsidiary.  ANC’s business is to manufacture, sell and distribute dietary supplements, health and beauty aid products.  The primary geographic markets for our products are in South East Asia and Asia, including Singapore, Indonesia, Malaysia, Thailand, Taiwan, Hong Kong and Japan.

In October, 2004 we formed Aquair, Inc., a California corporation, to diversify the Company’s product-lines.  Through Aquair, Inc., the Company has acquired the rights to market and distribute a patented water generator that precipitates drinking water from the air. The water generating machines have been tested in various locations, however, we have not yet attained income from their sales, and we cannot predict with certainty if or when material sales of the water generators will occur.

During the fiscal quarter ending September 30, 2004, we issued 720,000 shares of our $0.001 par value common stock to officers and directors of the Company in lieu of cash, as compensation for services rendered to the Company.  Also in August 2004, the Company entered into stock compensation agreements with its officers and directors, whereby the Company issued 1,680,000 shares of its $0.001 par value common stock to these related parties.  The fair market value of the services to be rendered over a three-year period is $1,680,000 recorded as prepaid compensation and amortized over a three-year period.  The Company expenses a portion of this prepaid compensation pro-rata over the term of the stock compensation agreements.  On the same date in August, 2004, the Company entered into consulting agreement for services with outside consultants, and issued 600,000 shares of the Company’s $0.001 par value common stock in exchange for consulting services valued at $600,000, which we have recorded as an asset to be amortized over the three-year term of the Agreements.

During the fiscal quarter ending December 31, 2004, we entered into a distribution agreement to distribute products developed by another company.  The purchase price paid for the distribution rights was $300,000 in cash, which represents the fair value of the distribution rights.  We recorded this purchase price as an asset and will amortize the asset over the period of its estimated benefit period of three years.

In January 2005, we received clearance from the NASD for quotation of our $0.001 par value common stock on the OTC Bulletin Board, under the symbol RGBL.

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate that the Company will continue in business as a going concern.  As of the nine (9) months ending December 31, 2004 we had experienced an accumulated deficit of $8,408.  Through our wholly owned subsidiary, Amerikal Nutraceutical Corporation, we have developed a source of revenue from the sale of American-made dietary supplements and health and beauty-aid products in South East Asian and Asian countries.  Through our wholly owned subsidiary Aquair, Inc., we anticipate future sales and revenues from a patented water generator, however, to date no material sales or revenues have been attained from this product-line.  There can be no assurance that the Company as a whole will generate sufficient net income from operations to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These consolidated financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

CRITICAL ACCOUNTING POLICY AND ESTIMATES.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.  On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily stock-based compensation.  The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

Stock-based Compensation.

We record stock-based compensation to our officers, directors, and outside consultants at the fair market value of the services in general and administrative expense.  We have not yet adopted a plan for issuance of stock options to employees or others.  Although management believes its estimate regarding the fair value of the services to be reasonable, there can be no assurance that all of the subjective assumptions will remain constant, and therefore the valuation of the services may not be a reliable measure of the fair value of our prepaid stock compensation or stock based prepaid consulting services.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $255,950 at December 31, 2004.  We also had $614,223 of accounts receivable and $76,108 in inventory and $4,390 of prepaid expenses, making our total current assets at December 31, 2004 equal to $950,671.  We also had the following long-term assets: $7,724 in fixed assets net of depreciation, $250,000 of intangible distribution rights net of amortization, and $88,980 of cash deposits held by others.  Without giving consideration to the value of prepaid stock-based compensation and consulting fees, our total assets as of December 31, 2004 were $1,297,375.

Our total current liabilities were $256,531 as of December 31, 2004, which represented the total liabilities of the Company.  This total consisted of $188,085 in accounts payable and $68,446 in accrued expenses and liabilities.

The Company has financed its operations through cash generated from sales of product through its wholly owned subsidiary Amerikal Nutraceutical Corporation.  During the nine months ended December 31, 2004, we generated $423,381 of cash from operating activities, of which we used $300,000 to purchase intangible assets, $8,476 to purchase fixed assets, and $40,000 to repay debt.  Our total cash used in investing activities was $308,406, and our total cash used in financing activities was $40,000.  For the same period ending December 31, 2003, the Company experienced a net loss of $23,067, generated a net reduction of cash from operating activities in the amount of $8,000.  Also in the period ending December 31, 2003, the Company was sustained by donated capital of $8,000 that represented the entire cash flow from investing activities.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDING DECEMBER 31, 2004 AS COMPARED TO THE THREE MONTHS ENDING DECEMBER 31, 2003

Revenues and Cost of Sales.

During the three months ending December 31, 2004 the Company generated gross profit of $570,348 on product sales of  $1,066,584 and cost of sales totaling $496,236, compared to no revenue or cost of sales during the three months ended December 31, 2003.

Operating Expenses.

Our operating expenses for the three months ended December 31, 2004 were $563,762 compared to $12,482 for the three months ended December 31, 2003.  For both periods, we incurred expenses for general management and legal fees related to continuing operations.  For the three months ended December 31, 2004, the Company expended $145,006 in general and administrative expenses related to the merger and consolidation of R.G. Global Lifestyles, Inc., and its subsidiaries, including auditing and legal expenses.  During the same period, the company’s wholly owned subsidiary, Aquair, Inc., expended $23,539 in general and administrative expenses related to operations and the acquisition of rights to distribute the patented water generator.  The principal operating subsidiary, Amerikal Nutraceutical Corporation, incurred $395,217 of general and administrative expenses during the three months ended December 31, 2004.  These expenses were represented by $105,521 of marketing expenses, $68,000 of professional fees and outside consulting expenses, $58,002 of salaries and wages expenses, and the balance of $163,694 were other operating expenses relating to the distribution of the Company’s nutraceutical products during the fiscal quarter ended December 31, 2004.  During the three months ended December 31, 2003, the company incurred total general and administrative expenses of $12,482, all of which were attributed to professional fees.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AS COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2003.

Revenues and Costs of Sales.

During the nine months ended December 31, 2004 the Company generated gross sales of $4,294,260 with costs of sales of $1,988,834, resulting in a gross profit of $2,305,425, compared to no revenues or costs of sales for the corresponding nine months ending December 31, 2003.

Operating Expenses.

Our operating expenses for the nine months ended December 30, 2004 were $1,892,613, resulting in a net income from operations of $412,812, compared with a net loss from operations of $23,067 for the nine months ended December 31, 2003.  Our net income after provisions for federal and state taxes for the nine months ending December 31, 2004 was $153,077, compared to a net loss of $23,067 for the nine months ended December 31, 2003.  During both periods, the Company incurred legal and professional expenses related to continuing operations.  The primary reason for the increase in operating expenses between the two periods was the cost of operations attributable to the production, marketing and distribution of the company’s nutraceutical products in the Asian market, and the development of the Company’s new operating subsidiary, Aquair, Inc.  During the nine months ending December 31, 2003, the Company incurred only professional fees and transfer agent expenses related to general and administrative costs.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS.

Over the next twelve months, we will continue to market and distribute high quality, American-made dietary supplements and health and beauty-aid products in Asian countries.  The Company intends to continue to operate ANC as a wholly-owned subsidiary, and to further expand its markets for the Company’s products into the existing Asian markets and, in the future, into the United States.  The Company has previously used contract manufacturers, and has also acquired certain rights to distribute products manufactured by others.  The Company intends to expand its sales by use of an aggressive infomercial marketing plan.  We also plan to introduce our new LifeDerma family of products in the United States and Asia.  Through our wholly owned subsidiary Aquair, Inc., we plan to distribute a water generator in the United States and Asia that creates drinking water from the air.

As of December 31, 2004 we had cash and cash equivalents of $255,950, and accounts receivable in the amount of $614,223.  To fully execute our business plan for the next twelve months we may need to raise additional funds to meet increased demand for the manufacture and distribution of our products.  The Company has not yet decided upon the method of raising any additional working capital that may be required to meet its objectives.  Additional working capital funds may be obtained through various means, including the future sale of the Company’s equity securities in private or public offerings, debt financing, hybrid financing, trade financing, receivables financing, factoring or any combination of credit, equity and/or debt which the Company can obtain on terms deemed favorable to the Company by the Board of Directors.  In the event that the Company is unable to obtain additional working capital funds on favorable terms, the Company may be required to enter into financial arrangements which are unfavorable to the Company and/or its shareholders, and which may result in substantial dilution or increased credit risk to the existing shareholders.  There is no guarantee that we will be able to raise additional funds through offerings or other sources.  If we are unable to raise funds, our ability to continue with product development, sales and distribution may be hindered.

In the future, we may be required to perform product research and development relating to the production, distribution and marketing of our products, both domestically and abroad, however, the Company has no specific plans to undertake new product research and development at this time, except for the research and testing related to our new operating subsidiary, Aquair, Inc.   As a result of our planned growth, we anticipate that the Company will need to purchase additional plant and equipment over the next twelve months, but that such purchases and the amounts are contingent upon our business success and overall market conditions.  Similarly, we may need to significantly increase our workforce to respond to growing business needs, but the amounts and timing cannot be ascertained with certainty at this time.

Off-Balance Sheet Arrangements.

There are no off Balance Sheet arrangements that have or are reasonably likely to have a current or future effect upon our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report.  The evaluation was carried out by our Audit Committee under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer.   Based upon this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective.  There were no changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding disclosure.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On August 15, 2002, the Company filed for Chapter 11 - “Debtor in Possession” reorganization with the US Bankruptcy Court, Central District of California after the Company was subjected to an involuntary petition filed by certain of its creditors.  Pursuant to the Chapter 11 “Plan of Reorganization”, the Company liquidated its assets in full satisfaction of its creditors’ claims and was discharged from bankruptcy on September 6, 2002.

Presently, the Company is not a party to any litigation, and is aware of no litigation, either pending or threatened, and has not been the defendant or plaintiff in any litigation, since the discharge from bankruptcy attributable to its predecessor L.L. Knickerbocker Company, Inc.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 8, 2004, the "Company entered into an Agreement and Plan of Reorganization, among Amerikal International Holding, Inc. ("AIH"), the Company, Horst Geicke, and the shareholders of Amerikal International Holding, Inc. (the "AIH Shareholders").  Pursuant to the Plan of Reorganization, the Company acquired all of the outstanding shares of AIH from the AIH Shareholders in exchange for the issuance by the Company to the AIH Shareholders of an aggregate of 1,900,000 shares of the Company's $0.001 par value common stock.  These shares were issued without registration pursuant to available exemptions from registration under both State and Federal securities laws and are subject to certain restrictions and limitations on transferability.

On August 31, 2004, the Company issued 720,000 shares of its $0.001 par value common stock to officers and directors of the Company in exchange for services previously rendered.

On August 31, 2004, the Company entered into stock compensation agreements with its officers and directors whereby the Company issued 1,680,000 shares of its $0.001 par value common stock to the related parties.

On August 31, 2004, the Company entered into consulting agreements and issued 600,000 shares of its $0.001 par value common stock in exchange for the consulting services to be amortized over a term of three years.

Item 5. Other Information

The Company filed a Report on Form 8-K with the Commission on the following dates: November 20, 2001; January 7, 2004; and August 23, 2004, and a Report on Form 8-K/A on October 27, 2004, which have previously been disclosed by the Company in a quarterly or annual report.

Item 6. Exhibits

The following financial statements and schedules are filed as part of this report:

o

Independent Auditors Report dated February 14, 2005

o

Balance Sheet

o

Statements of Operations

o

Statement of Changes in Stockholders' Equity

o

Statements of Cash Flows

o

Notes to Financial Statements

List of Exhibits

The following exhibits are filed with this report:

Ex. 31 -

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

OF 2002

Ex. 32 -

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R G Global Lifestyles, Inc.

Dated: February 14, 2005

       /s/ Louis Knickerbocker

By: Louis L. Knickerbocker,

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Louis L. Knickerbocker

Louis L. Knickerbocker

Chairman of the Board, CEO

February 14, 2005

/s/ William C. Hitchcock

William C. Hitchcock

Chief Financial Officer

February 14, 2005