Form 10KSB
period 2005-03-31
RG GLOBAL LIFESTYLES INC
filed 2005-06-29
CIK 932136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

☒  ANNUAL REPORT PURSUANT TO SECTION13 OR 15(d) OF THE SECURITEIS EXCHANGE ACT OF 1934

for the fiscal year ended MARCH 31, 2005

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

for the transition period from              to

Commission File Number: 000-254888

RG GLOBAL LIFESTYLES, INC.

(Name of small business issuer in its charter)

California

(State or other jurisdiction of incorporation or organization)

33-0230641

(I.R.S. Employer Identification No.)

17751 Mitchell Avenue, Irvine, CA	92614
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (949) 486-6666

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

Common Stock, $.001 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB.  ☐

The issuer’s revenues for the most recent fiscal year were 5,504,036.

The aggregate market value of the voting stock held by non-affiliates as of June 27, 2005 was $27,201,845.

The number of shares outstanding of the issuer’s Common Stock as of March 31, 2005 was 25,150,000.

Transitional Small Business Disclosure Format (Check One): Yes ☐     No ☒

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference herein: (i) L.L. Knickerbocker Co., Inc. Form SB-2 Registration Statement No. 33-85230-LA as filed on October 13, 1994; (ii) L.L. Knickerbocker Co. Inc. Form 10-KSB as filed on March 29, 1995; (iii) to L.L. Knickerbocker Co., Inc. Form 10-K as filed on April 14, 2000; (iv) the Company’s Form 8-K as filed August 23, 2004; and (v) the Company’s Form 8-K as filed June 10, 2005.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Development of Business

Form and Year of Organization

R.G. Global Lifestyles, Inc. (the “Company”), was originally incorporated in California on July 12, 1985 as International Beauty Supply Ltd.  The name of the corporation was changed on May 28, 1993 to L.L. Knickerbocker Co., Inc., and thereafter on January 9, 2003 to the present name, R.G. Global Lifestyles, Inc.

Bankruptcy

Since its inception, the Company, under prior management teams, was involved in several businesses and engaged in various consumer, retail and commercial ventures, which ultimately proved unsuccessful.  On August 15, 2002, the Company’s Chapter 11 Debtor in Possession reorganization plan with the US Bankruptcy Court, Central District of California was approved after an involuntary petition was filed by certain of the Company’s creditors. The Company liquidated its assets in full satisfaction of its creditors’ claims and was discharged from the bankruptcy on September 6, 2002.  The Company ceased filing reports with the Securities and Exchange Commission in 2001 and became delinquent in its filing obligations after its September 30, 2001 quarterly financial report.

Reverse Merger

Subsequent to the bankruptcy reorganization, the Company sought alternative business opportunities and worked to develop the Company’s new business plan through merger and consolidation with other entities.   In furtherance of this plan, in July of 2004, the Company entered into an Agreement and Plan of Reorganization, (the “Plan of Reorganization”), among Amerikal International Holding, Inc. (“AIH”), the Company, Horst Geicke, and the shareholders of Amerikal International Holding, Inc. (the “AIH Shareholders”).  Pursuant to the Plan of Reorganization, the Company acquired all of the outstanding shares of AIH from the AIH Shareholders in exchange for the issuance by the Company to the AIH Shareholders of an aggregate of 1,934,880 shares of the Company’s common stock (“Common Stock”).  The Plan of Reorganization also provided for the transfer by an entity controlled by Horst Geicke to the AIH Shareholders of an aggregate of 16,630,607 shares of the Company’s Common Stock held by the entity in exchange for nominal consideration.  Prior to the consummation of the transactions contemplated by the Plan of Reorganization, Horst Geicke beneficially held 90% of the outstanding Common Stock of the Company.  Immediately following the transactions, the Company had an aggregate of 21,462,000 shares of Common Stock issued and outstanding, and the AIH Shareholders held an aggregate of 18,530,607 shares, or 86.34%, of the Company’s Common Stock issued and outstanding.  Thus, at the close of the transactions, the former shareholders of AIH controlled the voting power of a majority of the Company’s Common Stock.  The Common Stock issued in the course of the reverse merger transaction was recorded at the net book value of the Company’s assets on the acquisition date.

As a result of the reverse merger, the Company caused AIH to be merged with and into the Company pursuant to a Certificate of Ownership filed with the California Secretary of State on August 12, 2004 and Articles of Merger filed with the Nevada Secretary of State on August 17, 2004.  The Company continued as the surviving entity in the reverse merger.  Thus, Amerikal Nutraceutical Corporation (“ANC”), formerly the direct, wholly-owned subsidiary of AIH and the indirect subsidiary of AIH, became the direct, wholly-owned subsidiary of the Company.  ANC and its operations comprise the primary assets of the Company which has no other material operations.

Reinstatement on OTC Bulletin Board

In January 2005, the Company received clearance for quotation of its Common Stock on the over-the counter Bulletin Board (“OTC Bulletin Board”), under the symbol “RGBL.”

Business of Issuer

Amerikal Nutraceutical Corporation

The business of the Company’s wholly owned subsidiary, Amerikal Nutraceutical Corporation (“ANC”), is to manufacture, sell and distribute dietary supplements, health and beauty aid products.  The primary markets for the Company’s products are South East Asia and Asia, including Singapore, Indonesia, Malaysia, Thailand, Taiwan, Hong Kong and Japan. The Company intends to expand its sales by use of an aggressive infomercial marketing plan.

Through ANC, the Company has introduced the LifeDerma (™) cosmetic line in the United States and Asia.  The Lifederma (™) family of products is a collagen gel anti-wrinkle cream developed from a variety of all-natural organic extracts as formulated by Dr. Michael Elam, M.D.  In February 2005, the Company commenced a web-based marketing campaign strategy to introduce LifeDerma to the U.S. market.  In order to further expand its marketing campaign for LifeDerma and other nutraceutical products developed by the Company, the Company entered into advertising agreements with CoolSavings.com and Google.com in March and April of 2005 respectively.

Aquair, Inc.

In October of 2004 the Company formed Aquair, Inc., a California corporation, (“Aquair”) to diversify the Company’s product-lines.   In June 2005, Aquair was named an exclusive distributor, marketer and reseller of atmospheric water generators produced by Munters, Inc., a Swedish corporation (“Munters”).  This agreement grants to Aquair the exclusive right to market and sell the Munters patented water generation equipment to customers in the oil and gas industry (including both drilling and refinery sectors), residential building industry, private and commercial shipping industries, and government agencies.  In addition, Aquair has been granted the exclusive right to sell the water generation equipment to companies that will bottle water for resale.  This agreement is effective for the United States, Europe and most countries in Asia with the exception of Indonesia, Malaysia, Thailand and Singapore. The 16 new models produced by Munters and marketed and distributed through Aquair are industrial and commercial atmospheric water generators which are capable of producing between 85 and 3,500 gallons of water per day. The Company has not yet earned revenue from sales pursuant to its agreement with Munters and the Company cannot predict with certainty if or when material sales will occur.

On Line Surgery, Inc.

On January 13, 2005, the Company entered into an agreement to acquire Onlinesurgery.com in exchange for 200,000 restricted shares of the Company’s Common Stock. The fair market value of this transaction as of January 13, 2005 was $10,000. Onlinesurgery.com features links to medical news, articles and live surgery over the Internet.  The site also hosts auctions of health and beauty aid products and offers contests for free surgeries.  Onlinesurgery.com will function as a portal, search engine and doctor locator service.  The Company’s strategy is to further develop the site as a venue to launch the sales and marketing of its 200 branded products in America, which were previously only sold in Asian countries. On May 02, 2005, the Company incorporated On Line Surgery, Inc. as a wholly owned subsidiary.

Distribution

On July 1, 2004, the Company entered into to a distribution agreement with PT Pacific Image Internasional, a company in Indonesia, (“PT Pacific”) in order to distribute the Company’s products in Indonesia through the use of PT Pacific’s permits. The purchase price paid by the Company for the use of PT Pacific’s permits was $300,000, paid in cash, which sum represents the fair market value of the transaction.

Status of Publicly Announced New Products and Services

During the fiscal quarter ending March 31, 2005, the Company launched its web marketing program for sales of its LifeDerma™ products, by entering into marketing agreements with OptinRealBig.Com, LLC and James Sierra.  The Company initially posted a cash deposit of $7,500 with OptinRealBig.Com, LLC, which was subsequently increased to $25,000 during the course of the marketing campaign.  Between the launch of the web marketing campaign in February, 2005 and June 2005, the Company also entered into marketing agreements with Google.com and CoolSavings.com.  In order to satisfy the demand for shipment of orders generated by the web marketing campaign, the Company also entered into a Fulfillment Agreement with Specialized Marketing Systems (“SMS”) of Irvine, California.  Pursuant to the fulfillment agreement, the Company delivers its finished goods inventory to SMS, which packs and ships the products to customers identified through the web marketing campaign.  As of June 24, 2005, the Company had completed the test phase of its web marketing campaign.  The Company is now compiling and studying data for further implementation of its web marketing strategy.

An additional step in the Company’s web marketing strategy involves the use of its new web portal, Onlinesurgery.com, as a web marketing mechanism.  The Company completed the acquisition of the rights to this web portal in January 2005.  The Company plans to develop this site to market and sell its nutraceutical products as well as to sell advertising. Because this strategy is still in the development phase, there can be no assurance that the web portal will be profitable in the future.

Competition

The international market for dietary supplements, health and beauty-aid products is a multi-billion dollar market segment.  There are numerous companies that currently sell proprietary, natural dietary supplements, health and beauty-aid products.  Companies such as Schering-Plough HealthCare Products, Inc., Pfizer, Inc., Aventis Pharmaceuticals, Inc., Natural Organics, Inc., Blackmores (Australia) and GlaxoSmithKline are just a few of the Company’s competitors.  Many of these competitors have established histories of operation and greater financial resources than the Company, enabling them to finance acquisitions and development opportunities, to pay higher prices for the same opportunities, and to develop and support their own operations.  In addition, many of these companies have greater name recognition.  These companies might be willing to sacrifice profitability to capture a greater portion of the market for products similar to those manufactured or distributed by the Company or pay higher prices than the Company would for the same expansion and development opportunities.  Consequently, the company may encounter significant competition in its efforts to achieve its growth objectives.

Sources and Availability of Raw Material and Principal Suppliers

Through it’s wholly owned subsidiary, Amerikal Nutraceutical Corporation (“ANC”), the Company conducts its operations through the following methods: (1) the Company acquires natural products from various domestic sources in the United States, combines them using formulations created by the Company and produces the final product for shipment to the customer through contract manufacturers who operate facilities that meet the requisite production standards of the United Stated Food and Drug Administration (“FDA”); or  (2) the Company produces products formulated by customers or others pursuant to distribution rights agreements and subsequently sells those products pursuant to the distribution agreements.

The raw materials used by the Company in the foregoing processes are in plentiful supply in the United States and are available at competitive prices.  If a product requires a component not generally available within the United States, the Company may be required to obtain the raw materials from sources in Europe or Asia.  The importation of such raw material may cause significant delays in production due to FDA regulatory procedures regarding imported substances.

The Company periodically reviews its system for the award of contracts and purchase orders to contract manufacturers in order to ensure quality, timeliness of production and competitive pricing.  In addition, the Company requires all contract manufacturers that produce its products to show evidence of compliance with all applicable FDA and state regulatory standards.

Dependence on Major Customers

During the fiscal year ending March 31, 2005, the Company’s principal operating subsidiary, Amerikal Nutraceutical Corporation (“ANC”), sold its products primarily to customers in Asia.  More than eighty percent of total sales of the ANC’s nutraceutical products were shipped to various countries in Asia, either directly to or at the direction of the ANC’s principal customer, LifePharm, Inc., a Singapore corporation.  In order to diversify its customer base, the Company has been developing relationships with other customers and suppliers in Asia, as well as acquiring distribution rights in other countries.  However, the vast majority of sales of ANC’s products shall remain concentrated with this major customer and reliance upon this customer shall continue into the foreseeable future.  There can be no assurance that this customer will continue to purchase ANC’s products either in the same quantities or at the same profit margins in the future.  If LifePharm, Inc. decreases or discontinues its purchase of the ANC’s products or re-negotiates the pricing of products purchased from ANC, the Company will most likely experience a reduction in gross revenue and profit.

In addition to the plan for diversification of its customer base within the nutraceutical product market, the Company has been developing a domestic web marketing strategy to target distribution of its products to customers within the United States through Onlinesurgery.com in order to reduce its reliance upon one major customer.  The Company is also expanding its product lines through Aquair, Inc., the Company’s wholly owned subsidiary, which will market and distribute water generation equipment to customers and industries throughout the world.

Intellectual Property

The technology underlying Aquair, Inc.’s Atmospheric Water Generator is protected by three patent owned by Munters and others pending.  Amerikal Nutraceutical Corporation owns numerous live trademarks including but not limited to the word marks “AQUAIR,” “AMERIKAL” and “LIFEDERMA.”

Government Regulation

Government regulation in the United States is a significant factor in the production and marketing of new drugs.  The FDA must approve all new over-the counter and prescription drugs, including any new uses of substances previously used safely for different purposes.  In the United States., companies are subject to rigorous requirements in order to engage in various types of human testing.  Companies must comply with mandatory procedures and safety standards established by the FDA.  The natural food supplement industry, by contrast, is not subjected to the same level of FDA regulation. However, the manufacturing facilities used by the Company’s contract manufacturers to produce the Company’s products are required to maintain their facilities in accordance with standards promulgated by the FDA and monitored and inspected through various state agencies.

Effect of Any Existing or Proposed Government Regulations

Not applicable, see “Government Regulation” above.

Employees

As of the date hereof, the Company employs six employees comprised of one full time officer and five full or part time employees.  The Company hires consultants on an as needed basis and may need to hire additional employees during the fiscal year ending March 31, 2006.

Research and Development Costs

Not applicable.

Cost and Effects of Compliance with Environmental Laws and Regulations

Not applicable.

ITEM 2. DESCRIPTION OF FACILITIES

On April 28, 2003, Amerikal Nutraceutical Corporation, the Company’s wholly owned subsidiary, entered into a month-to-month rental agreement with Pharmaxx, Inc. for office space located at 17751 Mitchell Avenue, Irvine, CA  92614 for the sum of $2,500 per month.  This agreement is not binding and may be cancelled by either party at any time.

On October 1, 2004, Aquair Inc., the Company’s wholly owned subsidiary, entered into a month-to-month rental agreement with Pinnacle International, Inc, a California Corporation which is wholly owned by Louis Knickerbocker, the Chief Executive Officer and Chairman of the Board of Directors of the Company.  The agreement is for 1000 square feet of office space located at 30021 Tomas, Rancho Santa Margarita, California 92688 and office support services at a fair market rate of $6,000 per month.

ITEM 3.  LEGAL PROCEEDINGS

On August 15, 2002, the Company’s petition for Chapter 11 Debtor in Possession reorganization with the US Bankruptcy Court, Central District of California was approved after the Company was subjected to an involuntary petition filed by certain of its creditors.  Pursuant to the Chapter 11 reorganization, the Company liquidated its assets in full satisfaction of its creditors’ claims and was discharged from bankruptcy on September 6, 2002.

Presently, neither the Company nor its wholly owned subsidiaries are party to any litigation and the Company is not aware of litigation, either pending or threatened.  Neither the Company nor its subsidiaries has been the defendant or plaintiff in any litigation, since the discharge from bankruptcy of the Company attributable to its predecessor L.L. Knickerbocker Company, Inc.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company is in the process of preparing and filing a Form 14a notice to security holders in order to hold an annual meeting, during which matters to be submitted for approval will include the amendment of the Articles of Incorporation to conform the par value of the Company to $.001, as the Articles of Incorporation currently state a par value of zero.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock previously traded on the OTC Bulletin Board. However, the Company was delinquent in its reporting obligations since its filing with the Commission for the quarter ended September 30, 2001, which was filed on November 19, 2001.  As a result of this prolonged delinquency, the Company’s Common Stock was suspended from trading on the OTC Bulletin Board and there was an extremely limited or no market for the Company’s shares.  By bringing its financial reports current with the Commission and submitting the information required by Rule 15c2-11 to the NASD to obtain listing and resume trading of the Company’s Common Stock on the OTC Bulletin Board, the Company was able to obtain reinstatement as a fully reporting company.

In January 2005, the Company received clearance from the NASD for quotation of the Company’s $0.001 par value Common Stock on the OTC Bulletin Board, under the symbol “RGBL.”   The high sales price of the Company’s Common Stock for the quarter ending March 2005 was $3.50; the low, $0.05.

On June 22, 2005, the closing sale price was $4.55.

Holders

There were approximately 3,200 holders of record of the Company’s Common Stock as of March 31, 2005.

Dividends

The Company has not paid any dividends on its Common Stock since emerging from the Chapter 11 bankruptcy proceeding in September 2002 and does not anticipate paying dividends in the foreseeable future.  There are no restrictions on the Company’s present ability to pay dividends to shareholders of its Common Stock, other than those prescribed by California law.

Stock Based Compensation

In August, 2004 the Company issued an aggregate of 3,000,000 restricted shares of its Common Stock to officers, directors and consultants in lieu of cash compensation.  The fair market value of such shares at the time of issuance was $0.05 per share.  During the fiscal year ending March 31, 2005, the Company expensed approximately $104,000 of stock based compensation to officers and directors of the Company and approximately $46,000 in stock based compensation to Consultants. The officer and director recipients of the stock based compensation are further detailed in Item 10 of this report.

Recent Sales of Unregistered Securities

In July of 2004, pursuant to its Plan of Reorganization, the Company acquired all of the outstanding shares of AIH from the AIH Shareholders in exchange for the issuance by the Company to the AIH Shareholders of an aggregate of 1,934,880 shares of the Company’s

Common Stock.  These shares were issued without registration pursuant to available exemptions from registration under both sate and federal securities laws and are subject to certain restrictions and limitations on transferability.

Purchases of Equity Securities

[None.]

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING INFORMATION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS OF OUR MANAGEMENT.  FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACT.  FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS “MAY,” “COULD,” “EXPECT,” “ESTIMATE,” “ANTICIPATE,” “PLAN,” “PREDICT,” “PROBABLE,” “POSSIBLE,” “SHOULD,” “CONTINUE,” OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS.  THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE.  OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

The following discussion should be read in conjunction with the historical financial statements of R.G. Global Lifestyles, Inc. (“the Company”) and notes thereto included elsewhere in this Form 10-KSB.

Plan of Operations

Overview

Through its primary operating subsidiary, ANC, the Company sells nutraceutical products manufactured in the United States primarily to customers in Asia.

The Company’s method of operation involves the formulation and production of natural health, beauty and cosmetic products through FDA-approved contract manufacturing facilities (“Suppliers”).  Historically, the Company has marketed and sold its products to customers in Asia, including Singapore, Malaysia, Indonesia, Thailand, the Philippines, China and Japan.  For the fiscal year ending March 31, 2005, ANC has developed a concentration of over eighty percent (80%) of total sales of its products to or at the direction of one customer, LifePharm Inc., a Singapore corporation.

During the fiscal year ended March 31, 2005, the Company embarked upon a marketing strategy to diversify its product lines and its customer base.  The Company formed a new wholly owned subsidiary, Aquair, Inc., to act as a marketer and re-seller of patented water generation equipment.  In addition, the Company launched a web-based marketing strategy to sell the Company’s natural cosmetic products to customers in the United States through Onlinesurgery.com. These new strategies have only recently been implemented, and there can be no assurance of their profitability or success.

Changes in Plan of Operations

In order to diversify its markets and its customer base, the Company acquired the rights to an internet web portal known as Onlinesurgery.Com In addition to generating advertising revenue form the maintenance and operation of the website, the Company intends to use this web portal in the marketing and distribution of the Company’s nutraceutical products.  The nutraceutical industry, the sale of water generating equipment and web-based marketing, in general, are all industries marked by strong competition.  In order to achieve the Company’s projected financial goals, the Company will most likely be required to procure capital and generate future cash flows from operations. If the Company is unable to obtain such financing, the Company will be forced to reduce operations, which could have an adverse effect on its financial condition and results of operation.  The Company is taking steps that it believes will be sufficient to provide the Company with the ability to continue in existence, and the Company is seeking additional equity or debt financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company.  In the event that the Company is not successful in obtaining the necessary financing, the Company will be required to discontinue some or all of its existing operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	2005	2004
Income Statement Data
Revenue from operations	$5,504,036	$3,743,941
Gross profit (Loss)	$2,790,547	$2,059,990
Income (Loss) from operations	$1,015,846	$(104,603)
Net Income (Loss)	$502,413	$(106,947)
Net Income (Loss) per Share	$.02	$(0.01)
Balance Sheet Data
Total Assets	$1,149,753	$514,483
Total Liabilities	$512,680	$624,894
Stockholders’ Equity (deficit)	$637,073	$(110,411)

Year Ended March 31, 2005 Compared to Year Ended March 31, 2004

The net income for the fiscal year ended March 31, 2005 was $502,413 compared with a Net Loss of ($106,947) for the fiscal year ended March 31, 2004. The primary reason for the increase was that the Company experienced a strong demand for its nutraceutical products in the current fiscal year, as the result of the expenditure of significant advertising and marketing funds in the fiscal year ending March 31, 2004.  The Company generated gross revenues of $5,504,036 during the twelve months ended March 31, 2005 compared with gross revenues of $3,743,941 in the previous fiscal year ended March 31, 2004.

The Company expensed approximately $150,000 in stock based compensation issued to officers, directors, founders and consultants for services rendered.

The Company expended cash of $249,438 for salaries and wages during fiscal year ended March 31, 2005 as compared to $25,623 during the fiscal year ended March 31, 2004.  In addition, the Company paid cash of $218,317 for outside consulting services during the current fiscal year, which represents a significant increase in expense compared to $67,458 spent in this category during the prior fiscal year.  The Company believes that it is likely to continue to hire consultants on an as-needed basis in the future, which trend will likely be reflected in a continued increase in this category of expense.

By contrast to the foregoing, general and administrative expenses decreased to $256,201 in the current fiscal year from $311,658 a year prior. Also, the Company paid $300,000 in cash to acquire the right to distribute the Company’s products in Indonesia, which was the fair value of the rights on the date of purchase. The Company is amortizing the value of this asset over a period of three (3) years, which is the useful life of the distribution agreement.  During the fiscal year ended March 31, 2005, the Company deducted $74,999 of amortization expense in connection with this asset.  The Company also spent approximately $19,777 to acquire office furniture and equipment during the year ended March 31, 2005 and deducted $1,430 in depreciation expense during the fiscal year.

Among other notable trends that may have an effect upon future results, the Company spent less in advertising and marketing in fiscal year ending March 31, 2005, spending only $588,074 on this area of expenditure as compared to $1,217,113 in the previous fiscal year.  While this contributed to the Company’s positive cash flow during the current year, the Company recognizes that the growth in sales experienced during the current fiscal year bears a relationship to the amount of advertising and marketing expenditures in the preceding year.  The Company’s reduction in expenditures for advertising and marketing may therefore have an adverse impact upon future sales growth.

As a result of the net income from operations generated during the fiscal year ending March 31, 2005, the Company has made a provision for federal and state income taxes in the amount of $440,364, as compared to no income tax expense for the previous fiscal year.

The Company experienced a non-recurring loss on investment in the amount of ($70,536) during fiscal year ending March 31, 2005, compared to a zero net loss in the prior year.  Also during the fiscal year ending March 31, 2005, the Company had interest expense of

$3,903 compared to $2,409 in the previous fiscal year.  Interest and Dividend income and other income increased from $65 in the previous fiscal year to $1,370 during the fiscal year ending March 31, 2005.

Liquidity and Capital Resources

At March 31, 2005, the Company had retained earnings of $342,767 as compared to a retained earnings deficit on March 31, 2004 of ($159,646) for the fiscal year ended March 31, 2004.  Net cash provided by operating activities was $328,822 for the fiscal year ended on March 31, 2005, compared to $162,898 of net cash provided by operating activities for the year ended March 31, 2004.

In fiscal year ending March 31, 2005, the Company expended $319,777 to acquire fixed and intangible assets, compared to no such expenditures in the next previous fiscal year. Net cash used by financing activities in the fiscal year ending 3-31-05 was ($30,429) as compared to net cash provided by financing activities of $11,368 in fiscal year ended 3-31-04.  The primary reason for this change was that the Company used net cash generated from operations to repay a $40,000 note during the current fiscal year.

Until the present date, the Company has not borrowed from any source to supplement its cash flow requirements.  However, in view of the demand for the Company’s nutraceutical products, the launch of the web-based marketing programs, and the diversification of the Company’s product lines to include water generating equipment under Aquair, Inc., it is anticipated that the Company will be required to seek out additional sources of financing in the near future.  Again, there can be no assurance that the Company will be successful in locating such alternate sources of financing or that the terms of any such financing will be favorable to the Company.  If the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7.   FINANCIAL STATEMENTS

The financial statements required to be filed pursuant to this Item 7 begin on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining our disclosure controls and procedures.  The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared.  The Certifying Officers have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and believe that our disclosure controls and procedures are effective based on the required evaluation.  During the period covered by this report, there were no changes in internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM  8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers of the Company

NAME	AGE	POSITION	TERM(S) OF OFFICE
Louis L. Knickerbocker	65	Chairman, CEO	August 17, 2004 to the present
Grant King	54	Director, COO	August 17, 2004 to the present
Horst Geicke	49	Director	August 12, 2004 to the present
William C. Hitchcock	55	Treasurer, CFO	August 17, 2004 to the present
Herrie Tantono	44	Director, Secretary	August 17, 2004 to the present
Bruce E. Thomsen	65	Director	August 17, 2004 to the present
Budy Hartono	39	Director	August 17, 2004 to the present

Biographies of Officer and Directors

Louis L. Knickerbocker, Chief Executive Officer and Chairman of the Board, is experienced in management, sales and marketing, and real estate sales and finance. He founded L.L. Knickerbocker Co., Inc. in 1987, the Company’s predecessor which completed Chapter 11 Debtor in Possession reorganization with the US Bankruptcy Court, Central District of California in 2001.  From 2001 to 2002 he served as Chief Financial Officer of American Bankers.  From 2002 to the present Mr. Knickerbocker has served as Chief Executive Officer of Pinnacle International.  Mr. Knickerbocker is a graduate of Santa Monica College with a major in Economics and is currently a licensed realtor and broker.

Grant King, Director and Chief Operations Officer, has served as General Manager and Managing Director of two major manufacturing and export companies in Bangkok since 1990.  From 1997 to July 2003, he served for six years as president and CEO of L.L. Knickerbocker (Thai) Co. Ltd. in Thailand.  He was responsible for the day-to-day operations that included planning, business development, fiscal controls, and sales and marketing.   Mr. King has had contact with many internationally based public companies and is well known within the business community of several South East Asian countries.

William C. Hitchcock, Chief Financial Officer and Director, holds an LL.M in taxation and international studies from New York University, and a J.D. degree from the University of California at Davis.  Mr. Hitchcock served as a director of Amerikal International Holdings from February 2004 to July 2004, when it merged with the Company’s predecessor.  From July 1999 to the present he has owned and operated a full service tax preparation and tax representation business under the name Bottom Line Financial, LLC.  In addition, he has served as a director of Al Barker Insurance since September1999.

Horst Geicke, Director, obtained an MBA from Hamburg State University in Germany in 1977.  He was a commodity trader in food in Germany, the UK and Brazil and then moved to the Far East in 1981.  He founded Geicke HK Ltd. in 1981 and Pacific Alliance Group, which handles corporate finance and fund management, in 1994, and he currently runs these holding companies.  He has served as President of the German Chamber of Commerce in Hong Kong in 1995, 1996, 2003 and 2004 and has been a Director of the Hong Kong –Thailand Business Council as well as the German Business Association of Hong Kong since 2002.  He has also been a member of the Advisory committee of the Secretary of Industry of Hong Kong Government since 2004.

Herrie Tantono, Director and Secretary, obtained an MBA in Marketing Management and a BA in Management Information Systems from California State University at Turlock.  From January 2000 to July 2002, he served as President of Image Lab in northern California.  Most recently, from August 2002 to the present he has served as President of Amerikal Nutraceutical Corporation, now a wholly owned subsidiary of the Company, in Irvine California.

Bruce E. Thomsen, Director, spent 12 years in management positions with Fortune 50 companies in the USA including E. I. DuPont, Dow Badische and Food Machinery Chemical (FMC) for which he served as Division Manager of Textile Fibres. Upon leaving FMC he established a marketing and advertising agency in 1975.  In November 1982 he sold this business and has since been involved as a consultant to corporations and government in the United States, Europe, Singapore, Hong Kong and Mainland China.  Since August 2003, he served as an advisor to Amerikal Nutraceutical Corporation, currently a wholly owned subsidiary of the Company.

Budy Hartono, Director, spent more than 20 years in executive management for a regional-based company in South East Asia, overseeing the operations of their health and beauty business group, where his experience included forecasting, planning and creative marketing.  Since January 2000 he has served as Director of PT Pacific Image Internasional, a marketing company.

Directors serve until the next annual meeting or until their successors are qualified and elected.  Officers serve at the discretion of the Board of Directors.

Legal Proceedings

Neither the Company nor any of its officers and directors is party to current or pending legal proceedings.

Code of Ethics

The Company’s Board of Directors has adopted a Code of Ethics which applies to every officer, director and employee of the Company.  The Code of Ethics, attached hereto as Exhibit 14.0 is also posted on the Company’s website at rgglife.com.

Audit Committee

The Company’s Board of Directors has determined that the Company shall have one audit committee financial expert serving on its audit committee.  The name of this independent audit committee financial expert is David L. Koontz CPA.

Section 16(a) Beneficial Ownership Reporting Compliance.

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the “1934 Act”), as amended the following reports required to be filed pursuant to the 1934 Act with respect to transactions in our Common Stock through March 31, 2005 were untimely:  Form 4 Changes in Beneficial Ownership filings reflecting the acquisition of Common Stock pursuant to Written Consent of the Board of Directors by William C. Hitchcock, Bruce Thomsen, Herrie Tantono, Grant King, Louis L. Knickerbocker and Budy Hartono. These acquisitions were subsequently reported on Form 5 Annual Statements of Beneficial Ownership, which Form 5 filings were untimely filed by all officers and directors previously listed with the addition of Horst Geicke.

ITEM 10.  EXECUTIVE COMPENSATION

Currently, William C. Hitchcock receives monthly compensation of $3,000 per month for part time services as Chief Financial Officer.  Herrie Tantono is the Company’s only full time employee receiving a salary of $5,199 per month.  No other officers or directors of the Company are paid salaries.

		ANNUAL COMPENSATION			LONG TERM COMPENSATION
					Awards			Payouts
	Fiscal Year End O3/31/05	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Awards (Common Stock)		Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compen- sation ($)

Bruce E. Thomsen					120,000 shares	*			$15,000	(1)
Herrie Tantono	2005	43,433			520,000 shares	*
Grant King					520,000shares	*
William C. Hitchcock	2005	9,000			280,000 shares	*
Louis L. Knickerbocker					520,000 shares	*
Budy Hartono					120,000 shares	*

* Fair Market Value at the time of award is the equivalent of $.05 per share.

(1) Payments for consulting services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding our shares of outstanding Common Stock beneficially owned as of the date hereof by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to own beneficially more than 5% of our Common Stock based upon 25,150,000 issued common shares.

NAME AND ADDRESS(1)	NUMBER OF SHARES	PERCENTAGE OWNED
Louis L. Knickerbocker*+	4,480,834	17.8%
Grant King*	520,000	2.1%
Horst Geicke*+	1,338,000	5.3%
William C. Hitchcock	280,000	1.1%
Herrie Tantono*	520,000	2.1%
Bruce E. Thomsen*	120,000	0.5%
Budy Hartono*+	2,887,466	11.5%
All Officers and Directors as a Group	10,146,300	40.3%

(1) C/o the Company’s address, 17751 Mitchell Ave., Irvine, CA 92614, unless otherwise noted.

* Denotes Director of the Company

+ includes 5% beneficial ownership interest

There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 1, 2004, Aquair entered into an agreement with a company wholly owned by Louis Knickerbocker, the Chief Executive Officer and Chairman of the Board of Directors of the Company.  The agreement provides for office space as well as administrative services at a rate of $6,000 per month.  The agreement is non-binding and may be terminated by either party at any time.

Prior to the Reverse Merger wherein ANC became a wholly owned subsidiary of the Company, ANC entered into an agreement with PT Pacific Image Internasional of Indonesia (“PT Pacific”).  Mr. Budy Hartono was not involved with either ANC or the Company at the time of negotiation and finalization of this agreement.  Subsequently, he became a shareholder and director of the Company.   Pursuant to the agreement between ANC and PT Pacific, ANC agreed to pay $300,000 to PT Pacific for the rights to use PT Pacific’s permits for importation of goods into Indonesia for a three-year term.  The value of services received pursuant to this transaction is fair market value.  Mr. Budy Hartono currently serves as a director of PT Pacific in addition to serving as a director of the Company.

ITEM 13.   EXHIBITS

Exhibit Number	Description
2.0	Agreement and Plan of Reorganization dated July 8, 2004.(1)
3.1	Articles of Incorporation of International Beauty Supply Ltd. (“IBS”) filed July 12, 1985.(2)
3.2	Amendment to Articles of Incorporation of IBS filed May 28, 1993.(2)
3.3	Certificate of Amendment to Articles of Incorporation of the L.L. Knickerbocker Company Inc. (“LLK”) filed June 27, 1994.(2)
3.4	Certificate of Amendment to Articles of Incorporation of LLK filed September 29, 1994.(2)
3.5	Certificate of Amendment of the Articles of Incorporation of LLK, filed September 1, 1995, filed herewith.
3.6	Certificate of Amendment of the Articles of Incorporation of LLK, filed June 19, 1996, filed herewith.
3.7	Certificate of Amendment to the Articles of Incorporation of LLK filed April 22, 1999.(3)

(1)  Incorporated by reference to the Company’s report on Form 8-K as filed August 23, 2004.

(2)  Incorporated by reference to the L.L. Knickerbocker Co., Inc. Form SB-2 Registration Statement No. 33-85230-LA as filed on October 13, 1994.

(3)  Incorporated by reference to L.L. Knickerbocker Co., Inc. Form 10-K as filed on April 14, 2000.

3.8	Certificate of Amendment to the Articles of Incorporation of the L.L. Knickerbocker Company Inc. filed January 9, 2003, filed herewith.
3.9	Bylaws of the L.L. Knickerbocker Company Inc.(4)
10.1	Agreement between ANC and Dover Heights Enterprises, Ltd., dated March 10, 2003, filed herewith.
10.2	Agreement to Lease between ANC and Pharmaxx Inc., dated April 28, 2003, filed herewith.
10.3	Distribution Rights Agreement between ANC and PT Pacific Image Internasional, dated July 1, 2004, filed herewith.
10.4	Rental Agreement between Aquair and Pinnacle International, Inc., dated October 1, 2004, filed herewith.
10.5	Marketing Agreement between ANC and Sierra Group Marketing dated November 11, 2004, filed herewith.
10.6	Private Label Agreement between Aquair, Inc. and Ahoy Network Association, Ltd, dated November 20, 2004, filed herewith.
10.7	Advertising Agreement between ANC and OptinRealBig.com, LLC dated December 17, 2004, filed herewith.
10.8	Agreement of Purchase and Sale between the Company and First Strike, Inc., dated January 13, 2005, filed herewith.
10.9	Professional Services Agreement between ANC and Specialized Marketing Services, Inc., dated February 25, 2005, filed herewith.
10.10	Advertising Agreement between ANC and CoolSavings, Inc., dated March 4, 2005, filed herewith.
10.11	Exclusive Sales and Marketing Agreement between Aquair, Inc. and Munters Corporation, dated June 8, 2005, filed herewith.
14.1	Code of Ethics, filed herewith.
21.1	Subsidiaries
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(4)  Incorporated by reference to the L.L. Knickerbocker Co., Inc. Annual Report on Form 10-KSB as filed on March 29, 1995.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Beckstead & Watts, LLP, Certified Public Accountants (“Beckstead”)

Beckstead was our independent auditor and examined our financial statements for the fiscal years ending March 31, 2004 and March 31, 2005.  Beckstead performed the services listed below and was paid the fees listed below for the fiscal years ended March 31, 2004 and March 31, 2005.

Kellogg and Anderson, Certified Public Accountants (“Kellogg”)

Kellogg was our tax advisor for the fiscal year ending March 31, 2005.  Kellogg performed services listed below and was paid the fees listed below for the fiscal year ended March 31, 2005.

Audit Fees

Beckstead was paid aggregate fees of approximately $30,000 for the fiscal year ended March 31, 2004 and approximately $90,000 for the fiscal year ended March 31, 2005 for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during these fiscal years.

Audit Related Fees

Beckstead was not paid additional fees for either of the fiscal years March 31, 2004 or March 31, 2005 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

Kellogg was paid fees of $5,000 for the fiscal year ended March 31, 2005 for professional services rendered for tax compliance, tax advice and tax planning during these fiscal years.

All Other Fees

Neither Beckstead nor Kellogg was paid any other fees for professional services during the fiscal years ended March 31, 2004 and March 31, 2005.

Audit Committee

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the Company constituted an Audit Committee in September 2004. The audit committee consists of six (6) members, including one outside Director, an outside financial expert, the CFO, CEO, COO and the Secretary of the Company.  The Audit Committee functions independently of Management of the Company, pursuant to its Charter, and there is no delegation of audit committee responsibilities to management.

The Audit Committee met twice during the fiscal year 2004-2005, on November 4, 2004 and March 4, 2005.  The Audit Committee has four (4) scheduled meetings for the fiscal year 2005-2006. During Audit Committee meetings, by vote of the majority of members of the Committee, various members were assigned to investigate and report to the Committee regarding different areas of internal controls and accounting oversight matters.  The Internal Controls Memorandum was divided among all members, for review, response, discussion and eventual compilation.  This Internal Controls Memorandum has been reviewed and updated by members of the Audit Committee three (3) times since the inception of the Company.

Among the policies and procedures adopted by the Audit Committee is the requirement that Mr. David Koontz, CPA, outside financial expert to the Audit Committee, is charged with the responsibility for investigation, contact, and negotiation with the independent auditor regarding audit and review fees incurred during the fiscal year.  In accordance with the requirements of paragraph (c) (7) (i) of Rule 2-01 of Reg S-X, Mr. Koontz made all necessary contact, inquiry, and recommendations to the Audit Committee, in order to enable the Committee to approve all (100%) of the independent auditing fees and quarterly review fees, in advance, for the conduct of the audit for fiscal 2004-2005, and for the quarterly reviews for the periods ending June 30, September 30, and December 31, 2006.  Subsequent to the association of Mr. Koontz as the outside Financial Expert, no part of the pre-approval policies and procedures for the foregoing specified services has been delegated to management.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

R G GLOBAL LIFESTYLES, INC.

Dated: June 24, 2005	/s/ Louis L. Knickerbocker
By: Louis L. Knickerbocker,
Chief Executive Officer,
Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis L. Knickerbocker	Chairman of the Board,	June 24, 2005
Louis L. Knickerbocker	Chief Executive Officer

/s/ William C. Hitchcock	Chief Financial Officer	June 24, 2005
William C. Hitchcock

R.G. Global Lifestyles, Inc. and subsidiaries

Consolidated Balance Sheets

as of

March 31, 2005 and 2004

and

Consolidated Statement of Operations,

Stockholders’ Equity, and

Cash Flows

For the years ended

March 31, 2005 and 2004

Beckstead and Watts, LLP

Certified Public Accountants

2425 W Horizon Ridge Parkway

Henderson, NV 89052

702.257.1984 (tel)

702.362.0540 (fax)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of R.G. Global Lifestyles, Inc. and subsidiaries (the “Company”), as of March 31, 2005 and 2004, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of R.G. Global Lifestyles, Inc. and subsidiaries as of March 31, 2005 and 2004, and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Beckstead and Watts, LLP
June 24, 2005

R.G. Global Lifestyles, Inc.

(formerly L.L. Knickerbocker Company, Inc.)

Consolidated Balance Sheets

	March 31,
	2005	2004
Assets

Current assets:
Cash and cash equivalents	$159,661	$181,045
Accounts receivable	506,813	170,094
Inventory	154,865	110,710
Prepaid expenses	7,967	52,634
Total current assets	829,306	514,483

Fixed assets, net	18,347	—

Intangible assets, net	235,000	—
Deposits held	67,100	—
Total other assets	302,100	—

	$1,149,753	$514,483

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	249,462	578,402
Accrued liabilities	263,218	6,492
Total current liabilities	512,680	584,894

Long-term debt	—	40,000

Total liabilities	512,680	624,894

Stockholders’ equity (deficit):

Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 25,150,000 and 19,965,120 shares issued and outstanding as of 3/31/05 and 3/31/04, respectively	25,150	19,965
Additional paid-in capital	269,156	29,270
Retained earnings (deficit)	342,767	(159,646)
	637,073	(110,411)

	$1,149,753	$514,483

The accompanying notes are an integral part of these financial statements.

R.G. Global Lifestyles, Inc.

(formerly L.L. Knickerbocker Company, Inc.)

Consolidated Statements of Operations

	For the years ended
	March 31,
	2005	2004

Revenue
Product sales	$5,504,036	$3,743,941
Cost of sales	2,713,489	1,683,951

Gross profit	2,790,547	2,059,990

Expenses:
Advertising and marketing	588,074	1,217,113
Commissions	24,671	542,741
Consulting services	218,317	67,458
Depreciation and amortization	76,430	—
General and administrative expenses	256,201	311,658
Professional fees	211,570	—
Salaries and wages	249,438	25,623
Stock-based compensation - consulting services	46,000	—
Stock-based compensation - related party	104,000	—
Total expenses	1,774,701	2,164,593

Net income (loss) from operations	1,015,846	(104,603)

Other income (expense)
Interest and dividend income	1,370	65
Interest expense	(3,903)	(2,409)
Unrealized (loss) on investments	(70,536)	—
Total other (expense)	(73,069)	(2,344)

Net income (loss) before income tax	942,777	(106,947)

Income tax expense
Current federal	346,477	—
Current state	93,887	—
	440,364	—

Net income (loss)	$502,413	$(106,947)

Weighted average number of common shares outstanding - basic and fully diluted	23,069,135	19,965,120

Net income (loss) per share - basic and fully diluted	$0.02	$(0.01)

The accompanying notes are an integral part of these financial statements.

R.G. Global Lifestyles, Inc.

(formerly L.L. Knickerbocker Company, Inc.)

Statement of Changes in Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings (Deficit)	Equity (Deficit)

May 1, 2002 Shares issued for cash	1,500	$—	$2	$—	$2

Donated capital			100		100

Net (loss) April 30, 2002 (inception) to March 31, 2003	—	—	—	(8,770)	(8,770)

Balance, March 31, 2003	1,500	—	102	(8,770)	(8,668)

Recapitalization adjustment due to merger	19,963,620	19,965	29,168	(43,929)	5,204

Net (loss) for the year ended March 31, 2004				(106,947)	(106,947)

Balance, March 31, 2004	19,965,120	19,965	29,270	(159,646)	(110,411)

Shares issued pursuant to merger	1,934,880	1,935	7,636		9,571

Shares issued for services	3,000,000	3,000	147,000		150,000

Shares issued for assets	200,000	200	9,800		10,000

Shares issued for legal services	50,000	50	75,450		75,500

Net income for the year ended March 31, 2005				502,413	502,413

Balance, March 31, 2005	25,150,000	$25,150	$269,156	$342,767	$637,073

R.G. Global Lifestyles, Inc.

(formerly L.L. Knickerbocker Company, Inc.)

Consolidated Statements of Cash Flows

	For the years ended
	March 31,
	2005	2004
Cash flows from operating activities
Net income (loss)	$502,413	$(106,947)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation & amortization	76,430	—
Stock compensation - related party	104,000	—
Stock compensation - consulting services	46,000	—
Stock compensation - legal	75,500	—
Changes in operating assets and liabilities:
(Increase) in account receivable	(336,719)	(111,690)
(Increase) in inventory	(44,155)	(76,646)
(Increase) in deposits held	(67,100)	—
(Increase) decrease in prepaid expenses	44,667	(52,634)
Increase (decrease) in accounts payable	(328,940)	507,635
Increase in accrued expense	256,726	3,180
Net cash provided by operating activities	328,822	162,898

Cash flows from investing activities:
Purchase of fixed assets	(19,777)	—
Purchase of intangible assets	(300,000)	—
Net cash (used) by investing activities	(319,777)	—

Cash flows from financing activities
Payments on notes payable	(40,000)	—
Donated capital	9,571	11,368
Net cash provided (used) by financing activities	(30,429)	11,368

Net increase (decrease) in cash	(21,384)	174,266
Cash - beginning	181,045	6,779
Cash - ending	$159,661	$181,045

Supplemental disclosures:
Interest paid	$3,903	$—
Income taxes paid	$184,839	$—

Non-cash investing and financing activities:
Shares issued for services provided - related party	$104,000	$—
Number of shares issued for services - related party	2,080,000	—

Shares issued for consulting services provided	$46,000	$—
Number of shares issued for consulting services	920,000	—

Shares issued for legal services provided	$75,500	$—
Number of shares issued for legal services	50,000	—

The accompanying notes are an integral part of these financial statements.

R.G. Global Lifestyles, Inc.

(Formerly L.L Knickerbocker Company, Inc.)

Notes to consolidated financial statements

Note 1 – Significant accounting policies and procedures

Organization and History

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

The Company through its subsidiary, Amerikal Nutraceutical Corporation, manufactures, sells and distributes dietary supplements, health and beauty aid products.  The primary markets are South East Asia and Asia.

Also, the Company through its subsidiary, Aquair, Inc., distributes, markets and resells atmospheric water generators.

Additionally, the Company through its subsidiary, Magna-1, USA, Inc., manufactures, sells and distributes dietary supplements, health and beauty aid products.  The primary market is the United States of America.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Amerikal Nutraceutical Corporation, Aquair, Inc. and Magna-1 USA, Inc.  All significant inter-company transactions and balances have been eliminated in consolidation.

Chapter 11 Bankruptcy

On August 15, 2002, the Company filed for Chapter 11 — “Debtor in Possession” reorganization with the US Bankruptcy Court, Central District of California.  Pursuant to the “Plan of Reorganization”, the Company liquidated its assets in full satisfaction of its creditors’ claims.

Cash Equivalents

For the purpose of the accompanying financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Inventory

At March 31, 2005 and 2004, the Company had inventory consisting of finished goods in the amount of $154,865 and $110,710 respectively. Inventory is recorded at the lower of cost (first-in, first-out) or net realizable market value.

Fixed Assets

Fixed assets are recorded at cost and depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The estimated lives of property and equipment are as follows:

Office equipment	5 years
Computer software	3 years
Furniture and fixtures	7 years

Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB104”), which superceded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB101”).  SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1)  persuasive evidence of an arrangement exists; (2)  delivery has occurred; (3)  the selling price is fixed and determinable; and (4)  collectibility is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

Advertising Costs

The Company expenses all costs of advertising as incurred.  There were no advertising costs included in selling, general and administrative expenses for the years ended March 31, 2005 and 2004, respectively.

Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  The Company had no dilutive common stock equivalents, such as stock options or warrants as of March 31, 2005, and 2004, respectively.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2005 and 2004, respectively.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Segment Reporting

The Company has adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”) in the years ended December 31, 2001 and subsequent years. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders.  SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance.

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

Recent Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.  . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67” (“SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No.  66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.  This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.  The accounting for those operations and costs is subject to the guidance in SOP 04-2.  This Statement is effective for financial statements for fiscal years beginning after June 15, 2005 with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December  16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”).  SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements.  Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company’s results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (“ SFAS 153”). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss.  SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005.  The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

Year-end

The Company has selected March 31 as its year-end.

Note 2 – Reverse acquisition agreement with Amerikal International Holding, Inc. (“AIH”)

On July 28, 2004, the Company entered into an agreement with Amerikal International Holding, Inc. (“AIH”) whereby the Company transferred 1,934,880 of its $0.001 par value common stock in exchange for all the outstanding shares of AIH’s $0.001 par value common stock.  The acquisition closed and the shares were exchanged on July 28, 2004.  The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of AIH controlled the Company’s common stock immediately upon conclusion of the transaction.  Under reverse acquisition accounting, the post-acquisition entity was accounted for as a recapitalization of the Company.  The common stock issued was recorded at the net book value of the Company’s assets on the acquisition date.  As a result of the merger, the financial statements for all periods prior to the merger will be those of AIH.

Note 3 – Income taxes

For the years ended March 31, 2005 and 2004, the Company incurred net operating income and losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2005, the Company had approximately $342,767 of federal and state net operating income. The net operating loss carryforwards, if not utilized, will begin to expire in 2023.

The components of the Company’s deferred tax asset are as follows:

	As of March 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	-0-	159,646
Total deferred tax assets	-0-	159,646

Net deferred tax assets before valuation allowance	-0-	159,646
Less: Valuation allowance	(-0-)	(159,646)
Net deferred tax assets	$-0-	$-0-

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2005 and 2004.

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	Year Ended March 31,
	2005	2004
Federal and state statutory rate	$ (-0-)	$(53,940)
Change in valuation allowance on deferred tax assets	-0-	53,940

As of March 31, 2005, the federal and state income tax payable was $203,103 and $53,879, respectively.  During the year ended March 31, 2005, the total federal and state income taxes paid was $141,724 and $41,431, respectively.

Note 4 – Fixed assets

Fixed assets as of March 31, 2005 and 2004 consisted of the following:

	2005	2004
Office Equipment	$19,776	$—
Accumulated depreciation	(1,430)	(—)
	$18,346	$—

During the years ended March 31, 2005 and 2004, the Company recorded depreciation expense of $1,430 and $0, respectively.

Note 5 – Intangible assets

On July 1, 2004, the Company entered an agreement to distribute products developed by another company. The purchase price paid for the distribution rights was $300,000 in cash, which represents its fair value. The amount was recorded as an intangible asset and is being amortized over the period of its estimated benefit period of three years.

On January 13, 2005, the Company entered into an agreement to acquire a website/internet portal in exchange for 200,000 shares of its $0.001 par value common stock valued at the fair market value of the shares of $10,000.  At March 31, 2005, accumulated amortization for this asset was $75,000.

During the years ended March 31, 2005 and 2004, the Company recorded amortization expense of $75,000 and $0, respectively.

Note 6 – Deposits

At March 31, 2005 and 2004, the Company has deposits with various vendors which comprised of the following:

	2005	2004
Deposit for future purchase of inventory	$59,600	$—
Deposit Marketing Services Agreement	7,500	—
Total	$67,100	$—

Note 7 – Stockholders’ equity

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock.

On July 28, 2004, the Company issued 1,934,880 shares of its $0.001 par value common stock pursuant to the reverse acquisition agreement with Amerikal International Holding, Inc.

On August 31, 2004, the Company entered into stock compensation agreements with its officers and directors whereby the Company issued 2,080,000 shares of its $0.001 par value common stock to the related parties. Pursuant to amendments of these agreements as of December 28, 2004, the fair market value of services is deemed by the Company to be equal to the book value of the shares as of the date of the amendments, namely $0.05 per share.  During the year ended March 31, 2005, the Company expensed $104,000 as stock compensation to related parties.

On August 31, 2004, the Company entered into consulting agreements with various individuals and companies. Per the agreements, the Company issued 46,000 shares of its $0.001 par value common stock in exchange for the consulting services to be amortized over a term of three years. As of December 28, 2004, the Company amended the agreements to provide for the outright grant of the shares at the then-book value of the shares.  During the year ended March 31, 2005, the company expensed $46,000 of consulting services per the agreements.

In January 2005 the Company issued 200,000 shares of its $0.001 par value common stock in exchange for the rights to a web portal known as “On Line Surgery”, which represents the fair market value of the rights as of the date of acquisition.  The fair market value of rights is deemed by the Company to be equal to the book value of the shares as of the date of the agreement, namely $0.05 per share

On March 23, 2005 the Company issued 50,000 shares of its $0.001 par value common stock, then trading on the NASD Over the Counter Bulletin Board at $1.51 per share, to two attorneys in compensation for legal services rendered to the company.  The Company expensed as legal expenses the fair market value of the shares on the date of issuance.

There have been no other issuances of shares by the Company in the year ended March 31, 2005.

Note 8 – Warrants and options

As of March 31, 2005 and 2004, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 9 – Segment reporting

The Company operates in a single business segment that includes the manufacture and sale of natural supplements, health and beauty aid products for the nutraceutical industry. The following table summarizes the Company’s revenues and long-lived assets in different geographic locations:

	For the year ended
	March 31, 2005	March 31, 2004

Revenues:
United States	$168,974	$—
Singapore	4,436,253	3,088,751
Other Foreign Countries	898,809	655,190
Total	$5,504,036	$3,743,941

Long-Lived Assets (net):
United States	$253,347	$—
Singapore	—	—
Other Foreign Countries	—	—
Total	$253,347	$—

Geographic area data is based upon product shipment destination.  Export sales as a percentage of revenues were 96.93% for the year ended March 31, 2005, and 100.0% for the year ended March 31, 2004.

In 2005 and 2004, sales to a single customer were 80.59% and 82.49% of total sales, respectively.

The geographic summary of long-lived assets is based in part upon physical location, as to the net physical assets ($18,347) and in part upon the location of the holder of the intangible rights (in the instance of the intangible Distribution Rights Agreement for the country of Indonesia, net of amortization, in the amount of $235,000.

The Company manufactures its products in the United States but derives most of its revenues from shipments of its products to Singapore, Indonesia, Thailand, and other countries in South East Asia.  These areas have, in the past, experience varying degrees of illiquidity, volatile currency exchange rates, reduced economic activity, and in some instances, war, revolution or insurrection.  The Company may be adversely affected for the foreseeable future by economic conditions in these regions, although it is not possible to determine the extent of the effects.

Note 10 – Related party transactions

During the fiscal year ended March 31, 2005, the Company entered into an agreement with a company wholly owned by an officer and director of the Company. The agreement provides for office space as well as administrative services at a fair market rate of $6,000 per month. The agreement is not binding and may be cancelled by either party at any time.  During the year, the Company expensed $36,000 under this agreement.

Note 11 – Subsequent events

On May 2, 2005, the Company formed one wholly owned subsidiary, On Line Surgery, Inc. for the purpose of diversifying its market. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all material intercompany accounts, transactions and profits.