Form 10QSB
period 2005-06-30
RG GLOBAL LIFESTYLES INC
filed 2005-08-12
CIK 932136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ending June 30, 2005.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒          No ☐

The number of shares outstanding of the issuer’s Common Stock as of August 11, 2005 was 25,150,000.

Transitional Small Business Disclosure Format (Check One): Yes ☐         No ☒

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference herein: (i) L.L. Knickerbocker Co., Inc. Form SB-2 Registration Statement No. 33-85230-LA as filed on October 13, 1994; (ii) L.L. Knickerbocker Co. Inc. Form 10-KSB as filed on March 29, 1995; (iii)  L.L. Knickerbocker Co., Inc. Form 10-K as filed on April 14, 2000; and (iv) RG Global Lifestyles, Inc. Form 10-KSB as filed on June 29, 2005.

Part I - Financial Information

Item 1.  Financial Statements

(unaudited)

Beckstead and Watts, LLP

Certified Public Accountants

2425 W Horizon Ridge Pkwy

Henderson, NV 89052

702.257.1984 tel

702.362.0540 fax

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

Board of Directors

RG Global Lifestyles, Inc. and Subsidiaries

(formerly L.L. Knickerbocker, Inc.)

We have reviewed the accompanying balance sheet of RG Global Lifestyles, Inc. (formerly L.L. Knickerbocker, Inc.) and Subsidiaries as of June 30, 2005 and the related statements of operations and cash flows for the three months ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

Beckstead and Watts, LLP has previously audited, in accordance with generally accepted auditing standards established by the Public Company Accounting Oversight Board (United States), the balance sheet of RG Global Lifestyles, Inc. and Subsidiaries as of March 31, 2005, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein).  In our report dated June 24, 2005, we expressed an unqualified opinion on those financial statements.

August 10, 2005

R.G. Global Lifestyles, Inc.

(formerly L.L. Knickerbocker Company, Inc.)

Consolidated Balance Sheet

(unaudited)

June 30,
2005
Assets

Current assets:
Cash and cash equivalents	$28,434
Accounts receivable	459,516
Inventory	176,489
Prepaid expenses	11,624
Total current assets	676,063

Fixed assets, net	18,240

Intangible assets, net	210,000
Deposits held	127,100
Total other assets	337,100

$1,031,403

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$269,550
Due to related party	50,000
Accrued liabilities	6,347
Income taxes payable	143,582
Total current liabilities	469,479

Total liabilities	469,479

Stockholders' equity:

Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 25,150,000 shares issued and outstanding	25,150
Additional paid-in capital	269,156
Accumulated earnings	267,618
561,924

$1,031,403

The accompanying notes are an integral part of these financial statements.

R.G. Global Lifestyles, Inc.

(formerly L.L. Knickerbocker Company, Inc.)

Consolidated Statements of Operations

(unaudited)

	For the Three Months ended
	June 30,
	2005	2004

Revenue
Product sales	$827,736	$1,732,038
Cost of sales	400,533	817,662

Gross profit	427,203	914,376

Expenses:
Advertising and marketing	176,778	84,699
Commissions	14,698	1,754
Consulting services	53,557	45,584
Depreciation and amortization	26,202	—
General and administrative expenses	71,984	125,365
Professional fees	70,546	22,810
Rent - related party	18,000	—
Salaries and wages	68,082	48,604
Total expenses	499,847	328,816

Net income (loss) from operations	(72,644)	585,560

Other income
Interest income	184	232
Tax refund	510	—
Total other income	694	232

Net income (loss) before income tax	(71,950)	585,792

Income tax expense
Current federal	—	126,079
Current state	3,200	43,870
	3,200	169,949

Net income (loss)	$(75,150)	$415,843

Weighted average number of common shares outstanding - basic and fully diluted	25,150,000	19,965,120

Net income (loss) per share - basic & fully diluted	$(0.00)	$0.02

The accompanying notes are an integral part of these financial statements.

R.G. Global Lifestyles, Inc.

(formerly L.L. Knickerbocker Company, Inc.)

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	June 30,
	2005	2004
Cash flows from operating activities
Net income (loss)	$(75,150)	$415,843

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	26,203	—
Changes in operating assets and liabilities:
(Increase) decrease in account receivable	47,297	(294,178)
(Increase) in inventory	(21,624)	—
(Increase) in prepaid expenses	(3,657)	—
(Increase) in deposits held	(60,000)	—
Increase (decrease) in accounts payable	20,088	(44,233)
Increase in accrued liabilities	15,914	13
Increase (decrease) in income tax payable	(129,551)	168,280
Net cash provided (used) by operating activities	(180,480)	245,725

Cash flows from investing activities:
Purchase of fixed assets	(747)	(406)
Net cash (used) from investing activities	(747)	(406)

Cash flows from financing activities
Proceeds from note payable	50,000	—
Donated capital	—	6,993
Net cash provided by financing activities	50,000	6,993

Net increase (decrease) in cash	(131,227)	252,312
Cash - beginning	159,661	181,845
Cash - ending	$28,434	$434,157

The accompanying notes are an integral part of these financial statements.

R.G. Global Lifestyles, Inc.

(Formerly L.L. Knickerbocker Company, Inc.)

Notes to consolidated financial statements

(Unaudited)

Note 1 – Basis of presentation

The financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended March 31, 2005 and notes thereto included in the Company’s 10-KSB annual report.  The Company follows the same accounting policies in the preparation of interim reports.

Note 2 – Organization

During the quarter ended June 30, 2005, the Company formed another wholly owned subsidiary, On Line Surgery, Inc. for the purpose of developing advertising and internet marketing of the Company’s products. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all material intercompany accounts, transactions and profits.

Note 3 – Fixed assets

Fixed assets as of June 30, 2005 consisted of the following:

2005
Office Equipment	$20,873
Accumulated depreciation	(2,633)
$18,240

During the periods ended June 30, 2005 and 2004, the Company recorded depreciation expense of $1,203 and $0, respectively.

Note 4 – Distribution agreements

During the period ending December 31, 2004, the Company entered into an agreement to distribute its products in Indonesia. The purchase price paid for the distribution rights was $300,000 in cash, which represents its fair value. The amount was recorded as an intangible asset and is being amortized over the period of its estimated benefit period of three years. The Company recorded amortization expense $25,000 and $0 for the periods ended June 30, 2005 and 2004, respectively.

Note 5 – Deposits

During the quarter ended June 30, 2005, the Company entered into an exclusive distributorship agreement with Munters Corporation.  At June 30, 2005, the Company has deposits with various vendors totaling $127,100 comprised of the following:

June 30,
2005
Future advertising	$34,600
Marketing services agreement	7,500
Equipment purchase	25,000
Distributor agreement	50,000
Deposit with fulfillment center	10,000
Total	$127,100

Note 6 – Related party transactions

During the fiscal year ended March 31, 2005, the Company entered into an agreement with a company wholly owned by an officer and director of the Company. The agreement provides for office space as well as administrative services at a fair market rate of $6,000 per month. The agreement is not binding and may be cancelled by either party at any time.  During the quarter ended June 30, 2005, the Company expensed $18,000 under this agreement.

During the quarter ended June 30, 2005, a related party advanced $50,000 to the company, by way of a zero-interest, due upon demand loan.  The company recorded this advance as a liability due to the related party.

Note 7 – Segment reporting

The Company operates in a single business segment that includes the manufacture and sale of natural supplements, health and beauty aid products for the nutraceutical industry. The following table summarizes the Company’s revenues and long-lived assets in different geographic locations:

	For the three months ended
	June 30, 2005	June 30, 2004

Revenues:
United States	$42,701	$—
Singapore	628,056	1,451,101
Other Foreign Countries	156,979	280,937
Total	$827,736	$1,732,038

Long-Lived Assets (net):
United States	$218,240	$—
Singapore	—	—
Other Foreign Countries	—	—
Total	$218,240	$—

Geographic area data is based upon product shipment destination.  Export sales as a percentage of revenues were 94.85% and 100.0% for the quarters ended June 30, 2005 and 2004, respectively.

The geographic summary of long-lived assets is based in part upon physical location, as to the net physical assets ($18,240) and in part upon the location of the holder of the intangible rights (in the instance of the intangible Distribution Rights Agreement for the country of Indonesia, net of amortization, in the amount of $200,000.

The Company manufactures its products in the United States but derives most of its revenues from shipments of its products to Singapore, Indonesia, Thailand, and other countries in South East Asia.  These areas have, in the past, experienced varying degrees of illiquidity, volatile currency exchange rates, reduced economic activity, and in some instances, war, revolution or insurrection.  The Company may be adversely affected for the foreseeable future by economic conditions in these regions, although it is not possible to determine the extent of the effects.

Note 8 – Subsequent events

The company granted stock options pursuant to a consulting agreement dated July 7, 2005 to an individual.  As compensation for services including sales and marketing for the Company’s products, 100,000 options to purchase common stock were granted under a three year incremental vesting schedule.  The value of the options on the grant date is $313,480 and will be recognized ratably over the exercise period.  The value was calculated using the Black-Scholes option pricing model with the following assumptions:

	July 7, 2005
Exercise Price		$3.30
Average risk-free interest rates	%	3
Volatility	%	224
Time to Expiration (in years)	3

During the quarters ended June 30, 2005 and 2004, sales to a single customer were 75.88 and 83.78% of total sales, respectively.

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

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES.  AS A RESULT, THE IDENTIFICATION NAD INTERPRETATION OF DATA AND OTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS AND AMONG OTHER REASONABLE ALTERNATIVES REQUIRE THE EXERCISE OF JUDGMENT.  TO THE ETENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM ANTICIPATED OR PROJECTED RESULTS, AND ACCORDINGLY, NO OPINION IS EXPRESSED ON THE ABILITY TO ACHIEVE THE RESULTS OF THESE FORWARD —LOOKING STATEMENTS. NO ASSURANCE CAN BE GIVEN THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION ARE ACCURATE, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

The following discussion should be read in conjunction with the historical financial statements of R.G. Global Lifestyles, Inc., including Form 10-KSB as of March 31, 2005, and those of its predecessor, the L.L. Knickerbocker Company, Inc., and notes thereto.

Overview

R.G. Global Lifestyles, Inc. (the “Company”) was originally incorporated in California on July 12, 1985 as International Beauty Supply Ltd.  The name of the corporation was changed on May 28, 1993 to L.L. Knickerbocker Co., Inc., and thereafter, on January 9, 2003, to R.G. Global Lifestyles, Inc.  On July 28, 2004 the Company entered into an agreement with Amerikal International Holding, Inc. (“AIH”) whereby the Company acquired all of the issued and outstanding common stock of AIH in exchange for 1,900,000 voting common shares of the Company’s common $0.001 par value common stock.  The acquisition closed and the shares were exchanged on July 28, 2004.  At the close of the transaction, the former shareholders of AIH controlled the Company’s common stock.  The common stock issued in the course of the reverse merger transaction was recorded at the net book value of the Company’s assets on the acquisition date. As allowed under SFAS 141, “Business Combinations,” we treated this acquisition as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting.

As a result of the merger, the Company now owns and operates Amerikal Nutraceutical Corporation, a California corporation, (“ANC”) as a wholly-owned subsidiary.  ANC’s business is to manufacture, sell and distribute dietary supplements and health and beauty aid products.  The primary geographic markets for our products are in South East Asia and Asia, including Singapore, Indonesia, Malaysia, Thailand, Taiwan, Hong Kong and Japan.  During 2005, in order to diversify its market and customer base, ANC launched a program of Internet marketing for its LifeDerma ™ brand of products.  The focus of the Internet marketing program was to generate new customers in the United States (the “U.S.”).

In October, 2004 we formed Aquair, Inc., a California corporation, to diversify the Company’s product-lines.  Through Aquair, Inc., the Company has acquired the rights to market and distribute a patented water generator that precipitates drinking water from the air. The water generating machine has been tested in various locations.  During the quarter ended June 30, 2005, the Company has made minimal sales of units to customers in the U.S. and Asia.

During the fiscal quarter ending December 31, 2004, we entered into a distribution agreement to distribute the Company’s products in Indonesia.  The purchase price paid for the distribution rights was $300,000 in cash, which represents the fair value of the distribution rights.  We recorded this purchase price as an asset and will amortize the asset over the period of its estimated benefit period of three years.

In addition to the foregoing, in January 2005 the Company issued 200,000 of restricted common stock to acquire rights to an Internet portal known as On Line Surgery.  Subsequently, in the quarter ended June 30, 2005 the Company formed On Line Surgery, Inc., a California Corporation, to develop the advertising potential of this web portal for the Company’s existing and future nutraceutical products, as well as to generate advertising revenue from physicians and other potential customers.  On Line Surgery, Inc. had not begun operations during the quarter ended June 30, 2005.

Also during June 2005, Aquair, Inc. entered into an agreement with Munters, Inc., a Swedish manufacturer of water generating equipment.  Pursuant to this Agreement, Aquair, Inc. has the right to distribute and sell Munters water generating equipment products to the commercial residential building industry, government agencies, shipping industry and oil and gas industry.  This agreement also grants Aquair, Inc. the right to bottle water generated by Munters new patented technology. This agreement is effective worldwide, with the exclusion of Thailand, Indonesia, Singapore and Malaysia.  In connection with this agreement, Louis L. Knickerbocker, Chairman of the Board and Chief Executive Officer of the Company,   advanced the good faith deposit of $50,000 toward the required purchase of equipment under the agreement.  The Company reflected this deposit as an asset and recorded the note payable to the related party as a liability of the same amount.

In January 2005, we received clearance from the NASD for quotation of our common stock on the Over the Counter Bulletin Board (the “OTCBB”) under the symbol “RGBL.”

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S., which contemplate that the Company will continue in business as a going concern.  During the three (3) months ending June 30, 2005 we experienced a loss from consolidated operations in the amount of ($75,150).  Through our wholly owned subsidiary, Amerikal Nutraceutical Corporation, we have developed a source of revenue from the sale of American-made dietary supplements and health and beauty-aid products in South East Asian and Asian countries, as well as having introduced our products to the U.S. market through the use of a test marketing program on the Internet.  Through our wholly owned subsidiary, Aquair, Inc., we anticipate future sales and revenues from a patented water generator and the distribution of water-generating equipment under the recently-concluded Agreement with Munters Corporation; however, to date only minimal sales have been generated from these product-lines, as selling activity has just begun in this fiscal quarter. We also anticipate revenues to be generated in the future from advertising sales under our recently formed subsidiary On Line Surgery, Inc., which is in the process of development and has not yet commenced operations.  The consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern.  These consolidated financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

In July 1, 2005 the Company executed a promissory note (the “Note”) for $600,000 in favor of Karim Joseph Murray and Larbi John Murphy, shareholders of the Company, who loaned the Company said funds to be used as working capital. The note accrues interest at a rate of 8% per annum and matures 270 days from the date of the note.

Critical Accounting Policy and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S.  The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.  On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily stock-based compensation.  The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

Equity-Based Compensation

We record stock-based compensation to our officers, directors, and outside consultants at the fair market value of the services in general and administrative expense.  In 2004, prior to being approved for quotation of our Company stock on the OTCBB, we recorded the expenses of stock based compensation issued to related parties (officers and directors), as well as stock based compensation issued to consultants, at $0.05 per share of common stock based upon a valuation study conducted at the request of the Board of Directors. Subsequent to the listing of the Company common stock on the OTCBB, we issued shares of our restricted common stock to two attorneys in exchange for legal services.  As of the date of this share issuance in March 2005, the Company’s common stock was trading at approximately $1.51 per share, and we therefore recorded the stock issuance as of that date as an expense at the fair market value of the stock issued.

The Company most recently granted stock options pursuant to a consulting agreement dated July 7, 2005 among the Company,  Aquair, Inc. and Hon. Brig. Gen. Steve Ritchie.  In exchange for sales and marketing services to be rendered for Aquair, Inc. and as partial compensation for services, General Ritchie was granted an option to purchase 100,000 shares of the Company’s common stock, vesting incrementally over three years.  The exercise price of said options is $3.30, the fair market value as of the date of grant.

We have not yet adopted a plan for issuance of stock options to employees or others.  Although management believes its estimate regarding the fair value of the services to be reasonable, there can be no assurance that all of the subjective assumptions will remain constant, and therefore the valuation of the services may not be a reliable measure of the fair value of stock compensation or stock based payments for consulting services.

Liquidity and Capital Resources

We had cash and cash equivalents of $28,434 at June 30, 2005.  We also had $459,516 of accounts receivable, prepaid expenses of $11,624, and $176,489 in inventory, making our total current assets at June 30, 2005 equal to $676,063.  We also had the following long-term assets: $18,240 in fixed assets net of depreciation, $210,000 of intangible distribution rights and Web portal rights net of amortization, and $127,100 of cash deposits held by others. Our total assets at June 30, 2005 were $1,031,403.

Our total current liabilities were $469,479 as of June 30, 2005. This total consisted of $269,550 of accounts payable, $50,000 of advance payable to a related party, and $149,929 of income taxes payable and accrued expenses.  The total of current liabilities also represented the total liabilities of the Company as of June 30, 2005.

The Company has financed its operations through cash generated from sales of product through its wholly owned subsidiary Amerikal Nutraceutical Corporation.  During the three months ended June 30, 2005 we generated $827,736 of cash from operating activities, of which we used $400,533 to pay direct costs of operations and other expenses of $499,847, resulting in a net loss from operations of ($72,644), of which $26,202 was attributable to depreciation and amortization expenses.  During the quarter ended June 30, 2005, we incurred a new liability of $50,000 in a non-cash transaction when a related party advanced funds on behalf of the Company.  We used $747 of net cash to acquire fixed assets, and increased our deposits held by others by $60,000. We also made payments on income taxes payable in the amount of $129,551.  Our total cash used by operating activities was $180,480.

For the same period ending June 30, 2004, the Company had experienced a net income from operations of $415,843, based upon total revenues of $1,732,038.  The primary reason for the reduced revenues in the current quarter is that the Company made the decision to implement a strategy to diversify its customer and market base, which diverted personnel and attention away from traditional markets and customers. Also in the period ending June 30, 2004, the Company had $84,699 of advertising and marketing expenses, as compared to $176,778 of similar expenses in the current fiscal quarter.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDING JUNE 30, 2005 AS COMPARED TO THE THREE MONTHS ENDING JUNE 30, 2004.

Revenues and Cost of Sales.

During the three months ending June 30, 2005 the Company generated gross profit of $427,203 on net product sales of $827,736 and cost of sales totaling $400,533, compared to $914,376 of gross profit on net product sales of $1,732,038 and costs of sales of $817,662 in the three months ending June 30, 2004.

Operating Expenses.

Our operating expenses for the three months ended June 30, 2005 were $499,847 compared to $328,816 for the three months ended June 30, 2004.  For both periods, we incurred expenses for general management and legal fees related to continuing operations.  For the three months ended June 30, 2005, the Company expended $18,000 in rent paid to a related party, and approximately $15,500 in general and administrative expenses related to the acquisition of intangible rights to the web portal known as On Line Surgery, Inc, and the formation of its new subsidiary of the same name, as well as legal costs incurred in connection with the negotiation and execution of the Exclusive Reseller Agreement with Munters Corporation.  During the same period, the Company’s wholly owned subsidiary, Aquair, Inc., expended $22,346 in general and administrative expenses related to operations and the acquisition of rights to distribute the patented water generator. The Company’s principal operating subsidiary Amerikal Nutraceutical Corporation incurred an additional $34,138 in General and Administrative expenses during the quarter ended June 30, 2005. The Company also incurred $70,546 of professional fees during the three months ending June 30, 2005, primarily related to the expense of conducting the annual audit and preparation of the filing of the Company’s Form 10-KSB for the fiscal year ended March 31, 2005. During the three months ended June 30, 2004, the Company incurred general and administrative expenses of $125,365, of which $22,810 was attributed to professional fees.

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS.

Over the next twelve months, we will continue to operate ANC as a wholly-owned subsidiary, to continue to market and distribute high quality, American-made dietary supplements and health and beauty-aid products in Asian countries, and we plan to continue to diversify our market and customer base by promoting the sale of similar products in the U.S.  In addition to producing and selling products directly, the Company has previously used contract manufacturers, and has also acquired certain rights to distribute products manufactured by others.  The Company intends to expand its sales by use of Internet marketing and the continued use of an infomercial marketing plan. Through our wholly owned subsidiary Aquair, Inc., we plan to distribute water generating equipment in the U.S and Asia that creates drinking water from the air.

As of June 30, 2005 we had cash and cash equivalents of $28,434, and accounts receivable in the amount of $459,516.  To fully execute our business plan for the next twelve months we may need to raise additional funds to meet increased demand for the manufacture and distribution of our products.  The Company has not yet decided upon the specific method of raising additional working capital that may be required to meet its objectives.  Additional working capital funds may be obtained through various means, including the future sale of the Company’s equity securities in private or public offerings, debt financing, hybrid financing, trade financing, receivables financing, factoring or any combination of credit, equity and/or debt which the Company can obtain on terms deemed favorable to the Company by the Board of Directors. In furtherance of the anticipated need to raise additional working capital, the Board of Directors has filed a Certificate of Determination of the rights and preferences concerning the Company’s authorized but unissued preferred stock.  The Company has not yet embarked upon a plan for the raising of additional working capital.

The Company’s principal operating subsidiary, ANC, is engaged in continuing product research and development relating to the production, distribution and marketing of its natural health and beauty aid products.  In addition, the Company has concluded its Internet based test marketing program for the Company’s LifeDerma products, but continues its research and testing related to our new operating subsidiary, Aquair, Inc.  As a result of our planned growth, we anticipate that the Company will need to purchase additional plant and equipment over the next twelve months, but that such purchases and the amounts are contingent upon our business success and overall market conditions.  Similarly, we may need to significantly increase our workforce to respond to growing business needs, but the amounts and timing cannot be ascertained with certainty at this time.

Off-Balance Sheet Arrangements.

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect upon our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report.  The evaluation was carried out by our Audit Committee under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”).   Based upon this evaluation, the Certifying Officers have concluded that the design and operation of our disclosure controls and procedures are effective.  Such disclosure controls and procedures are designed to ensure that material information is made known to the Certifying Officers, particularly during the period in which this report was prepared.  The Certifying Officers have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and believe that our disclosure controls and procedures are effective based on the required evaluation.  During the period covered by this report, there were no changes in internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Presently, the Company is not a party to any litigation.  However, the Company is in receipt of a formal demand letter from Universal Communications Systems, Inc. and Air Water alleging defamation, fraud, interference with prospective business arrangement, attempted restraint of trade, and theft of proprietary property, and seeking $180,000 in damages and attorney’s fees. The Board of Directors has consulted with legal counsel who has indicated that they believe the claims presented to be without merit and therefore has determined to strongly contest these claims.  Other than the foregoing, the Company is not aware of any litigation, either pending or threatened, and has not been the defendant or plaintiff in any litigation since the discharge from bankruptcy attributable to its predecessor L.L. Knickerbocker Company, Inc.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than the grant to General Steve Ritchie of 100,000 stock options, as discussed herein in Part I, Item 2, there have been no grants or unregistered sales of equity securities during this reporting period.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of International Beauty Supply Ltd. (“IBS”) filed July 12, 1985.(1)
3.2	Amendment to Articles of Incorporation of IBS filed May 28, 1993.(2)
3.3	Certificate of Amendment to Articles of Incorporation of the L.L. Knickerbocker Company Inc. (“LLK”) filed June 27, 1994.(2)
3.4	Certificate of Amendment to Articles of Incorporation of LLK filed September 29, 1994.(2)
3.5	Certificate of Amendment of the Articles of Incorporation of LLK, filed September 1, 1995.(3)
3.6	Certificate of Amendment of the Articles of Incorporation of LLK, filed June 19, 1996.(3)
3.7	Certificate of Amendment to the Articles of Incorporation of LLK filed April 22, 1999.(2)
3.8	Certificate of Amendment to the Articles of Incorporation of the L.L. Knickerbocker Company Inc. filed January 9, 2003.(3)
3.9	Bylaws of the L.L. Knickerbocker Company Inc.(4)
10.1	Consulting Agreement among the Company, Aquair, Inc. and Hon. Brig.
General Steve Ritchie, dated July 18, 2005, filed herewith.
10.2	Promissory Note for $600,000 executed by the Company in favor of Karim Joseph Murray and Larbi John Murray, dated July 1, 2005, filed herewith.
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, filed herewith.

(1) Incorporated by reference to the L.L. Knickerbocker Co., Inc. Form SB-2 Registration Statement No. 33-85230-LA as filed on October 13, 1994.

(2) Incorporated by reference to L.L. Knickerbocker Co., Inc. Form 10-K as filed on April 14, 2000.

(3) Incorporated by reference to the Company’s Form 10-KSB, as filed on June 29, 2005.

(4) Incorporated by reference to the L.L. Knickerbocker Co., Inc. Annual Report on Form 10-KSB as filed on March 29, 1995.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R G Global Lifestyles, Inc.

Signature	Title	Date

/s/ Louis L. Knickerbocker
Louis L. Knickerbocker	Chairman of the Board,	August 11, 2005
Chief Executive Officer

/s/ William C. Hitchcock
William C. Hitchcock	Chief Financial Officer	August 11, 2005