Form 10QSB
period 2005-09-30
RG GLOBAL LIFESTYLES INC
filed 2005-11-14
CIK 932136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number: 000-254888

RG GLOBAL LIFESTYLES, INC.
(Exact Name of small business issuer as specified in its charter)

California	33-0230641
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

17751 Mitchell Avenue, Irvine, CA	92614
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (949) 486-6666

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares outstanding of the issuer’s Common Stock as of November10, 2005 was 25,150,000.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

INDEX

Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheet -September 30, 2005

Consolidated Statements of Operations -
For the three and Six Months ended September 30, 2005 and 2004

Consolidated Statements of Cash Flows
For the Six Months ended September 30, 2005 and 2004

Notes to Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Item 3.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on 8-K

SIGNATURES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

R.G. Global Lifestyles, Inc.
(formerly L.L. Knickerbocker Company, Inc.)
Consolidated Balance Sheet
(unaudited)

September 30,
2005
Assets

Current assets:
Cash and cash equivalents	$87,358
Accounts receivable	1,010,434
Inventory	144,717
Prepaid expenses	38,882
Total current assets	1,281,391

Fixed assets, net	17,037

Intangible assets, net	185,000
Deposits held	239,208
Total other assets	424,208
$1,722,636

Liabilities and Stockholder’s Equity

Current liabilities:
Accounts payable	130,006
Accrued liabilities	6,351
Interest Payable	12,133
Income taxes payable	235,932
Note Payable	600,000
Total current liabilities	984,422

Total liabilities	984,422

Stockholders’ equity:
Preferred stock, $0.001, 10,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 25,150,000 shares issued and outstanding as of 9/30/05	25,150
Additional paid-in capital	295,279
Prepaid compensation	(26,123)
Accumulated earnings	443,908
Total stockholders’ equity	738,214
$1,722,636

R.G. Global Lifestyles, Inc.
(formerly L.L. Knickerbocker Company, Inc.)
Consolidated Statements of Operations
(unaudited)

	For the Three Months ended		For the Six Months ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Revenue
Product sales	$1,109,992	$1,483,207	$1,934,717	$3,215,245
Cost of sales	395,810	586,154	796,344	1,478,394

Gross profit	714,182	897,053	1,138,373	1,736,851

Expenses
Advertising and marketing	15,030	86,979	191,808	171,678
Commissions	18,188	9,070	32,886	10,824
Consulting services	119,380	25,962	172,937	37,086
Depreciation and amortization	26,203	25,337	52,406	25,337
General and administrative expenses	95,535	27,057	167,515	112,536
Professional fees	79,611	38,950	150,157	61,760
Rent - related party	18,000	-	36,000	-
Salaries and wages	58,885	70,657	126,970	119,261
Stock compensation - related party	-	104,000	-	104,000
Stock compensation - consulting services	-	46,000	-	46,000
Total expenses	430,832	434,012	930,679	688,482

Net income (loss) from operations	283,350	463,041	207,694	1,048,369

Other income (expense)
Interest income	540	28	724	28
Tax refund	-	-	1,551	-
Interest expense	(12,133)	(591)	(12,133)	(591)
Unrealized (loss) on investments	-	(103,643)	-	(103,643)
Total other income (expense)	(11,593)	(104,206)	(9,858)	(104,206)

Net income (loss) before income tax	271,757	358,835	197,836	944,163

Income tax expense
Current federal	(72,696)	(125,620)	(72,696)	(330,484)
Current state	(20,559)	(31,728)	(24,000)	(83,477)
Total income tax expense	(93,255)	(157,348)	(96,696)	(413,961)

Net income (loss)	$178,502	$201,487	$101,140	$530,202
Weighted average number of common shares outstanding - basic and fully diluted	25,150,000	19,965,120	25,150,000	24,865,000

Net income (loss) per share - basic & fully diluted	$0.01	$0.01	$0.00	$0.02

R.G. Global Lifestyles, Inc.
(formerly L.L. Knickerbocker Company, Inc.)
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	September 30,
	2005	2004
		(Restated)
Cash Flows from Operating Activities
Net income	$101,140	$530,202

Adjustments to reconcile net income to
net cash (used) by operating activities:
Depreciation and amortization	52,406	25,337
Stock based compensation - consulting services	-	46,000
Stock based compensation - related party	-	104,000
Unrealized loss on sale	-	67,409
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(503,620)	(261,965)
Decrease in inventory	10,148	19,959
(Increase) in prepaid expenses	(30,915)	-
(Increase) in deposits held	(172,108)	(34,600)
(Decrease) in accounts payable	(119,456)	(414,586)
Increase (decrease) in accrued liabilities	(256,867)	47,799
Increase in income tax payable	235,933	413,961
Increase in interest payable	12,133	-
Net cash provided (used) by operating activities	(671,206)	543,516

Cash Flows from Investing Activities
Purchase of fixed assets	(1,097)	(6,654)
Purchase of intangible assets	-	(300,000)
Net cash used from investing activities	(1,097)	(306,654)

Cash Flows from Financing Activities
Proceeds from note payable	600,000	-
Proceeds from note payable-related party	50,000
Payments on note payable	-	(40,000)
Payment on note payable-related party	(50,000)
Net cash provided by financing activities	600,000	(40,000)

Net increase (decrease) in cash	(72,303)	196,862
Cash - beginning	159,661	181,045
Cash - ending	$87,358	$377,907

Supplemental disclosures:
Interest paid	$-	$591
Income taxes paid	$881	$1,650

Non-cash investing and financing activities:
Shares issued for services provided - related party	$-	$104,000
Number of shares issued for services - related party	-	2,080,000

Shares issued for consulting services provided	$-	$46,000
Number of shares issued for consulting services	-	920,000

R.G. Global Lifestyles, Inc.
Notes to consolidated financial statements
(unaudited)
Note 1 - Basis of presentation

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended March 31, 2005 and notes thereto included in the Company’s 10-KSB annual report filed June 29, 2005. The Company follows the same accounting policies in the preparation of interim reports.

Note 2 - Organization

During the quarter ending June 30, 2005, the Company formed another wholly owned subsidiary, On Line Surgery, Inc. for the purpose of developing advertising and internet marketing of the Company’s products. As of the end of the second fiscal quarter this new subsidiary had not yet commenced operations. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all material inter-company accounts, transactions and profits.

Note 3 - Going concern

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate that the Company will continue in business as a going concern. The Company has a net profit from consolidated operations of $207,694 for the six months ended September 30, 2005. After provision for income tax, the net income for the six months ended September 30, 2005 is $101,140. The company has accumulated earning of $443,908, cash and cash equivalents of $87,358, and accounts receivable in the amount of $1,010,434 as of the same period.

The Company plans to distribute its Amerikal Nutraceutical Corp. subsidiary to a group of founding shareholders. Had Amerikal Nutraceutical Corp. been distributed as of April 1, 2005, the Company’s results of operations would have been a net loss for the six months ended September 30, 2005.

The Company’s wholly owned subsidiary, Aquair, Inc., has generated less than $6,000 of sales as of September 30, 2005 and does not have a proven track record of profitability since its inception. The Company anticipates future sales and revenues from a patented water generator and the distribution of water-generating equipment. However, the Company may need to raise additional funds to fully execute its business plan for the next twelve months.

R.G. Global Lifestyles, Inc.
Notes to consolidated financial statements
(unaudited)

The Company has not yet decided upon the specific method of raising additional working capital that may be required to meet its objectives. The Company may raise additional working capital funds through various means, including the future sale of the Company’s equity securities in private or public offerings, debt financing, hybrid financing, trade financing, receivables financing, factoring or any combination of credit, equity and/or debt which the Company can obtain. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

The Company has taken several actions to ensure that it will continue as a going concern through September 30, 2006. As discussed in Note 9 - Note payable, on July 1, 2005, the Company executed a promissory note (the “Note”) for $600,000 in favor of two shareholders of the Company, who loaned the Company said funds to be used as working capital. The Company believes that similar arrangements for financing will be available in the future, allowing it to continue as a going concern through September 30, 2006.

The consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The consolidated financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 - Restatement due to change in accounting estimate

On the previously filed financial statements for the six months ended September 30, 2004, the Company reported stock-based consulting fees and related party stock-based compensation as an expense using an estimate of the fair market value of the stock. Management estimated the fair market value to be $1.00 per share. The expense reported for stock based consulting services and related party compensation was $320,000 and $463,333 respectively.

The Company subsequently revised its estimate of fair market value for the common stock as of the date of the grant to $.05 per share. The expense estimate for stock based consulting services and related party compensation for the six months ended September 30, 2004 has been reduced to $46,000 and $104,000, respectively. The Company made these changes to better reflect the fair value of the stock issued for compensation. This change had the effect of reducing stock based compensation expense by $633,333. As a result, the provision for income taxes increased from $123,771 to $430,961, which resulted in increasing net income to $530,280 as of September 30, 2004.

The Company did not amend its previous period filings to reflect this change in estimate because the Company’s common stock was not listed or trading on any exchange at that time. The Company’s common stock was reinstated for listing on the NASD Over the Counter-Bulletin Board effective January 15, 2005.

R.G. Global Lifestyles, Inc.
Notes to consolidated financial statements
(unaudited)

Note 5 - Reclassification

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Note 6 - Fixed assets

Fixed assets are recorded at cost and depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The estimated lives of property and equipment are as follows:

Office equipment	5 years
Computer software	3 years
Furniture and fixtures	7 years

Fixed assets as of September 30, 2005 consisted of the following:

2005
Office Equipment	$20,873
Accumulated Depreciation	(3,836)
Net Total Fixed Assets	$17,037

During the six month periods ended September 30, 2005 and 2004, the Company recorded depreciation expense of $2,406 and $377, respectively.

Note 7 - Distribution agreements

During the period ending December 31, 2004, the Company entered an agreement to distribute products developed by another company. The purchase price paid for the distribution rights was $300,000 in cash, which represents its fair value. The amount was recorded as an intangible asset and is being amortized over the period of its estimated benefit period of three years. At September 30, 2005, accumulated amortization was $125,000. During the six month periods ended September 30, 2005 and 2004, the Company recorded amortization expense of $50,000 and $25,000 respectively.

R.G. Global Lifestyles, Inc.
Notes to consolidated financial statements
(unaudited)
Note 8 - Deposits

At September 30, 2005, the Company has a deposit with various vendors totaling $239,208 comprised of the following:

September 30, 2005

Refundable Deposit	$67,833
Deposit for Inventory	3,875
Deposit Marketing Services Agreement	7,500
Deposit equipment purchase	125,000
Deposit with Fulfillment Center	10,000
Distributor Agreement	25,000
Total	$239,208

Note 9 - Note payable

In July 2005 the Company borrowed $600,000 from two shareholders. The promissory note evidencing this transaction provides for interest to accrue at the rate of eight percent per annum (8%), and the note matures 270 days from its date of execution.

During the six months ended September 30, 2005 and 2004, the Company recorded interest expense of $12,133 and $591, respectively. As of September 30, 2005 and 2004, the principal balance was $600,000 and 0, respectively. The accrued interest payable balance was $12,133 and $0, respectively.

Note 10 - Stockholders’ equity

In the quarter ended September 30, 2005, the Company entered into a three-year agreement with a consultant. Pursuant to the agreement, the Company issued options to purchase 100,000 shares of the Company’s common stock. The options vest at the rate of one-third at the end of each 12 months under the agreement. The Company determined the fair market value of the options as of the date of the grant, using the Black Scholes valuation method. The value of the options on the grant date was $313,480 with an exercise price of $3.30. These options were not issued as part of any registered Stock Option Plan.

The Company has reported in the prepaid compensation account the portion of the options ratably earned for the period ended September 30, 2005 in the amount of $26,123,. On July 1, 2006, at the twelve-month anniversary date of the consulting agreement when the options are vested, the Company will reduce prepaid compensation and record option based compensation expense.

There have been no other issuances of shares by the Company in the fiscal quarter ended September 30, 2005.

R.G. Global Lifestyles, Inc.
Notes to consolidated financial statements
(unaudited)

Note 11 - Related party transactions

During the fiscal year ended March 31, 2005, the Company entered into an agreement with a company wholly owned by an officer and director of the Company. The agreement provides for office space as well as administrative services at a fair market rate of $6,000 per month. The agreement is not binding and may be cancelled by either party at any time. During the six months ended September 30, 2005 and 2004, the Company expensed $36,000 and $0 under this agreement.

During the quarter ended September 30, 2005, the Company repaid $50,000 previously advanced to the Company by a related party.

Note 12 - New subsidiaries

During the quarter ending September 30, 2005, the Company formed one wholly owned subsidiary, On Line Surgery, Inc. for the purpose of diversifying its market, which has not yet commenced operations. The consolidated financial statements therefore do not include any specific reference to the formation of this subsidiary. However, the consolidated financial statements do include accounts of the Company and its wholly owned subsidiaries after elimination of all material intercompany accounts, transactions and profits.

Note 13 - Litigation

On August 30, 2005, the Company was served with a lawsuit filed by Atmospheric Water Technologies, Inc. seeking damages for alleged defamation, interference with prospective economic advantage and false advertising. The case was filed on August 24, 2005 in the Superior Court of the State of California, County of Orange as Case Number 05CC09548. The Company has filed appropriate responsive pleadings through its legal counsel. The Company has not recorded a provision for this matter as management intends to vigorously defend the allegations and believes that the payment of the damages requested by the Plaintiff is not probable. The Company believes, however, that any liability it may incur would not have a material adverse effect on its financial condition or its results of operations.

Note 14 - Concentrations

Major Customer

During the six months ended September 30, 2005 and 2004, one customer accounted for approximately 47.9% and 81.5%, respectively, of the Company’s total revenues. Additionally, this same customer accounted for approximately 29.3% and 56.6% of total accounts receivable As of September 30, 2005 and 2004, respectively.

R.G. Global Lifestyles, Inc.
Notes to consolidated financial statements
(unaudited)
Note 15 - Segment reporting

Up until the end of the second fiscal quarter, the Company has operated in a single business segment that includes the manufacture and sale of natural supplements, health and beauty aid products for the nutraceutical industry. As of September 30, 2005, the Company generated revenues of $6,240 from sales of water generators under its Aquair subsidiary. However, the volume of sales from this activity had not reached a material level for purposes of segment reporting. The following table summarizes the Company’s revenues and long-lived assets in different geographic locations:

	For the six months ended September 30,
	2005	2004
Revenues:
United States	$101,686	$-
Singapore	1,124,810	2,778,571
Other Foreign Countries	708,221	436,674
Total	$1,934,717	$3,215,245

Long Lived Assets (net):
United States	$202,037	$295,807
Singapore	-	-
Other Foreign Countries	-	-
Total	$202,037	$295,807

Geographic area data is based upon product shipment destination. Export sales as a percentage of revenues were 94.7% and 100% for the six months ended September 30, 2005 and 2004, respectively. During the six months ended September 30, 2005 and 2004, sales to a single customer were 47.9% and 81.5% of total sales respectively.

The geographic summary of long-lived assets is based on two factors. First, it is based on physical location of the net physical assets ($17,073). Second, it is based on the domicile of the holder of the rights associated with net intangible assets ($185,000).

The company manufactures its nutraceutical products in the United States. The units sold under the Aquair subsidiary are manufactured in both the United States and Korea. Most of the company’s revenues have been historically derived from shipments of products to Singapore, Indonesia, Thailand and other countries in South East Asia. These areas have, in the past, experienced various degrees of illiquidity, volatile currency exchange rates, reduced economic activity, and in some instances, war, revolution or insurrection. The Company may be adversely affected by economic conditions in these regions for the foreseeable future, although it is not possible to determine the nature or value of possible future events.

R.G. Global Lifestyles, Inc.
Notes to consolidated financial statements
(unaudited)

Note 16 - Subsequent events

The Company held its annual meeting of stockholders on October 24, 2005 in Newport Beach, California. At the meeting, the following proposals were approved by the required vote of stockholders entitled to vote at the meeting:

1.	Six (6) Directors were elected to hold office for the next 12 months.
2.	The Company’s Articles of Incorporation were amended to increase the number of authorized Directors from the present six to a total of eleven authorized members.
3.	The Company’s Articles of Incorporation were amended to increase the par value of the Company’s common stock to $.001.
4.	The appointment of Beckstead & Watts LLP as independent auditor was ratified.

On October 28, 2005 the Company’s Board of Directors authorized the CEO of the Company to negotiate and execute an agreement between the Company and a group of founding shareholders, pursuant to which the Company will distribute its Amerikal Nutraceutical Corporation subsidiary to such shareholders in exchange for approximately 8 million shares of common stock of the Company. The Board of Directors determined it is in the best interest of the Company and its shareholders to enter into this distribution to (1) reduce the outstanding shares of the Company from approximately 25 million to approximately 17 million, and (2) allow management to concentrate its efforts on implementing and executing its Aquair business plan. The Company’s legal and accounting advisors indicate that the proposed transaction will qualify as a tax-free distribution of a controlled corporation and exchange of equity under applicable provisions of the Internal Revenue Code, and accordingly the Company does not anticipate recognition of gain or loss as a result of the proposed agreement. Upon execution of the definitive agreement, the company will treat this disposition as “discontinued operations” for purposes of its consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words "may," "could," "estimate," "intend," "continue," "believe," "optimistic," "plan," "aim," "will," "likely," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	Increased competitive pressures from existing competitors and new entrants;
•	Deterioration in general or regional economic conditions;
•	Adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•
Ability to grow business in its Aquair subsidiary and meet or exceed its return on shareholders’ equity target, which will depend on the Company’s ability to manage its capital needs and the effect of business and/or acquisitions;

•	Ability to successfully distribute its Amerikal Nutraceutical Corp’s subsidiary to shareholders, and to receive tax-free status for the exchange;
•	If acquisitions are made, the costs and successful integration of acquisitions;
•	Barriers in trade with foreign countries or tariff regulations and other United States and foreign laws;
•	Political and economic instability and changes in monetary policy of the foreign countries we currently do business in;
•	Loss of customers or sales weakness;

•	Inability to achieve future sales levels or other operating results;
•	Ability to produce or retain licensing rights to new products;
•	The continuation of favorable trends, including the drop in affordable potable water globally;
•	Outcomes and costs associated with litigation and potential compliance matters;
•	Inadequacies in the Company’s internal control over financial reporting, which could result in inaccurate or incomplete financial reporting;
•	Key management or other unanticipated personnel changes;
•	The unavailability of funds for capital expenditures; and
•	Operational inefficiencies in distribution or other systems.

The following discussion should be read in conjunction with the historical financial statements of R.G. Global Lifestyles, Inc., including Form 10-KSB as of March 31, 2005, and those of its predecessor, the L.L. Knickerbocker Company, Inc., and notes thereto.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

R.G. Global Lifestyles, Inc. (the “Company”) was originally incorporated in California on July 12, 1985 as International Beauty Supply Ltd. The name of the corporation was changed on May 28, 1993 to L.L. Knickerbocker Co., Inc., and thereafter, on January 9, 2003, to R.G. Global Lifestyles, Inc. On July 28, 2004 the Company entered into an agreement with Amerikal International Holding, Inc. (“AIH”) whereby the Company acquired all of the issued and outstanding common stock of AIH in exchange for 1,900,000 voting common shares of the Company’s common stock. The acquisition closed and the shares were exchanged on July 28, 2004. At the close of the transaction, the former shareholders of AIH controlled a majority of the Company’s common stock. The common stock issued in the course of the reverse merger transaction was recorded at the net book value of the Company’s assets on the acquisition date. As allowed under SFAS 141, “Business Combinations,” we treated this acquisition as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting.

As a result of the merger, the Company now owns and operates Amerikal Nutraceutical Corp., a California corporation, (“ANC”) as a wholly-owned subsidiary. ANC’s business is to manufacture, sell and distribute dietary supplements, health and beauty aid products. The primary geographic markets for the Company’s products are in South East Asia and Asia, including Singapore, Indonesia, Malaysia, Thailand, Taiwan, Hong Kong and Japan. During 2005, in order to diversify its market and customer base, ANC launched a program of internet marketing for its LifeDerma ™ brand of products. The focus of the Internet marketing program was to generate new customers in the United States.

In October, 2004 the Company formed Aquair, Inc. as a wholly owned subsidiary, a California corporation, to diversify the Company’s product-lines. Through Aquair, Inc., the Company has acquired the rights to market and distribute a patented water generator that precipitates drinking water from the air. The water generating machine has been tested in various locations. During the quarter ended September 30, 2005, the Company has made some sales of units to customers in the U.S. and Asia, and based upon written agreements recently concluded anticipates further sales to customers in Vietnam.

During the fiscal quarter ended December 31, 2004, the Company entered into a distribution agreement to distribute products developed by another company. The purchase price paid for the distribution rights was $300,000 in cash, which represents the fair value of the distribution rights. We recorded this purchase price as an asset and will amortize the asset over the period of its estimated benefit period of three years.

In addition to the foregoing, in January 2005 the Company issued 200,000 shares of its restricted common stock to acquire rights to an Internet portal known as On Line Surgery. Subsequently, in the quarter ended June 30, 2005, the Company formed On Line Surgery, Inc. as a wholly owned subsidiary, a California Corporation, to develop the advertising potential of this web portal for the Company’s existing and future nutraceutical products, as well as to generate advertising revenue from physicians and other potential customers. On Line Surgery, Inc. had not begun operations during the quarter ended September 30, 2005.

Also during June 2005, Aquair, Inc. entered into an agreement with Munters, Inc., a Swedish manufacturer of water generating equipment.. Pursuant to the agreement, Aquair, Inc. has the right to distribute and sell Munters water generating equipment products to the commercial residential building industry, government agencies, shipping industry and oil and gas industry. This agreement also grants Aquair, Inc. the right to bottle water generated by Munters new patented technology. This agreement is effective worldwide, with the exclusion of Thailand, Indonesia, Singapore and Malaysia. In connection with this agreement, a related party, Louis L. Knickerbocker, Chairman and CEO, advanced the good faith deposit of $50,000 toward the required purchase of equipment under the agreement. The Company reflected this deposit as an asset and recorded the note payable to the related party as a liability of the same amount. During the quarter ended September 30, 2005, the Company repaid the advance from the related party and increased its deposit with Munters Corporation to $125,000 in accordance with the terms of the agreement.

On August 30, 2005, Aquair, Inc. executed a Distribution Agreement with Locke Media, which provides for Locke to be the exclusive distributor in Vietnam for the Company’s home/office model of atmospheric water generators. Locke issued purchase orders for 90 units for delivery as soon as possible. Under the terms of the agreement, Locke is obligated to make minimum purchases of $2 million of the product during the first year and an additional purchase of $2.5 million during the second year. There is a one year extension of the agreement which would allow for a final 10% increase in required purchase amount.

Results of Operations for the Three and Six Months Ended September 30, 2005 and September 30, 2004.

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Product Sales	$1,109,992	$1,483,207	$1,934,717	$3,215,245

Cost of sales	395,810	586,154	796,344	1,478,394

Gross Profit	714,182	897,053	1,138,373	1,736,851

General and administrative expenses	95,535	27,057	167,515	112,536
Consulting services	119,380	25,962	172,937	37,086
Depreciation and Amortization	26,203	25,337	52,406	25,337

Total Expenses	430,832	434,012	930,679	688,482

Net Income	$283,350	$463,041	$207,694	$1,048,369

Revenues and Cost of Sales.

			Increase/(decrease)
	2005	2004	$	%
For the three months ended September 30:
Gross Profit	$714,182	$897,053	$(182,871)	(20%)

During the three months ending September 30, 2005, the Company generated gross profit of $714,182 on net product sales of $1,109,992 and cost of sales totaling $395,810, compared to $897,053 of gross profit on net product sales of $1,483,207 and costs of sales of $586,154 in the three months ending September 30, 2004. The primary reason for the decrease in revenues was because of the Company’s decision to diversify its customer base and no longer focus on one customer to purchase the Company’s products. Additionally, the Company chose to invest its assets in developing markets outside its historical markets, and to focus resources to expand sales in its Aquair subsidiary.

			Increase/(decrease)
	2005	2004	$	%
For the six months ended June 30:
Gross Profit	$1,138,373	$1,735,851	$(597,478)	(34%)

During the six months ending September 30, 2005, the Company generated gross profit of $1,138,373 on net product sales of $1,934,717 and cost of sales totaling $796,344, compared to $1,735,851 of gross profit on net product sales of $3,215,245 and costs of sales of $1,478,394 in the six months ending September 30, 2004. This resulted in a decrease in gross profits of $597,478, or 34%, from the same period one year ago. The decrease in revenues was a result of diversifying its customer base, expansion into new markets, and to focus on development of sales in its Aquair subsidiary. The Company in the last six months generated sales in the United States, which is a new market for the Company’s products and did not have comparable figures in 2004. In addition to these costs, the Company introduced its new product line of Aquair through its wholly owned subsidiary.

General and Administrative expenses

2005	2004	Increase/(decrease)
			$	%

			Increase/(decrease)
	2005	2004	$	%
For the three months ended September 30:
General & administrative Expenses	$95,535	$27,057	$68,478	253%

General and administrative expenses were $95,535 for the three months ended September 30, 2005 versus $27,057 for the three months ended September 30, 2004, which resulted in an increase of $68,478. General and administrative expenses increased comparatively for the three months ended September 30, 2005 to the comparative period in 2004 as a result of the expansion of domestic operations of its products as well as establishing the necessary support needed for the Company’s new subsidiaries and its products.

			Increase/(decrease)
	2005	2004	$	%
For the six months ended September 30:
General & administrative Expenses	$167,515	$112,536	$54,979	49%

General and administrative expenses were $167,515 for the six months ended September 30, 2005 versus $112,536 for the six months ended September 30, 2004, which resulted in an increase of $54,979 or 49%. The increase in general and administrative expenses was due to the continued expansion of operations in new markets. Overall, the comparative increase in general and administrative expenses between the two periods is equalized when taking into consideration the restatement of the six months ended September 30, 2004. After the restatement, as mentioned in footnote 3 of the financial statements, the fair market value of the common stock issued for consulting fees was revised.

Total Operating Expenses

			Increase/(decrease)
	2005	2004	$	%
For the three months ended September 30:
Total Operating Expenses	$430,832	$434,012	$(3,180)	(1%)

Our operating expenses for the three months ended September 30, 2005 were $430,832 compared to $434,012 for the three months ended September 30, 2004. For both periods, we incurred expenses for general management and legal fees related to continuing operations. For the three months ended September 30, 2005, the Company expended $18,000 in rent paid to a related party, and paid $79,611 in legal and accounting fees. During the three months ended September 30, 2005, the company incurred total general and administrative expenses of $95,535, compared to $27,057 of similar expenses in the same period last year. Although the Company has experienced new costs associated with expanding into new markets and the introduction of a new product line, the Company has become more efficient in controlling costs associated with these items thereby reducing the overall expenses as compared to the same period in 2004.

			Increase/(decrease)
	2005	2004	$	%
For the six months ended September 30:
Total Operating Expenses	$930,679	$688,482	$242,197	35%

Our operating expenses for the six months ended September 30, 2005 were $930,679 compared to $688,482 for the six months ended September 30, 2004. For both periods, we incurred expenses for general management and legal fees related to continuing operations. The increase in total operating expenses was attributable to establishing new target markets and the diversification of new product lines.

Net Income

			Increase/(decrease)
	2005	2004	$	%
For the three months ended September 30:
Net income	$283,350	$463,041	$(179,691)	(39%)

The net income from operations for the three months ended September 30, 2005 was $283,350, versus a net income of $463,041 for the three months ended September 30, 2004, a decrease in net income of $179,691 or 39%. The decrease in net income as compared to the same period in 2004 was due to the Company focusing efforts to reduce its reliance on one customer, expansion of its Aquair subsidiary, and diversification of its markets, as discussed in previous sections.

			Increase/(decrease)
	2005	2004	$	%
For the six months ended September 30:
Net income	$207,694	$1,048,369	$(840,675)	(80%)

The net income for the six months ended September 30, 2005 was $207,694, versus a net income of $1,048,369 for the six months ended September 30, 2004, a decrease in net income of $840,675. The significant reason for the decrease in net income was due to the Company’s changes related to its diversification from reliance on one customer, and to startup expenses of its subsidiary Aquair. and its products.

Liquidity and Capital Resources

We had cash and cash equivalents of $87,358 at September 30, 2005. We also had $1,010,434 of accounts receivable, prepaid expenses of $38,882, and $144,717 in inventory, making our total current assets at September 30, 2005 equal to $1,281,391. We also had the following long-term assets: $17,037 in fixed assets net of depreciation, $185,000 of intangible distribution rights and Web portal rights net of amortization, and $239,208 of cash deposits held by others. Our total assets at September 30, 2005 were $1,722,636.

Our total current liabilities were $984,422 as of September 30, 2005. This total consisted of $130,006 of accounts payable, $6,351 of accrued expenses, $12,133 of interest payable, $235,932 of accrued income taxes payable. Also included in current liabilities is the balance due on a note payable in the amount of $600,000 that will mature prior to the close of the third fiscal quarter ending December 31, 2005. The total of current liabilities also represented the total liabilities of the Company as of September 30, 2005. .

The Company has financed its operations through cash generated from sales of product through its wholly owned subsidiary Amerikal Nutraceutical Corp. During the six months ended September 30, 2005, the Company generated $1,934,717 of sales revenues, of which the Company used $796,344 to pay direct costs of operations and other expenses of $930,679, resulting in a net income from operations of $207,694. After taking into account other income and the provision for income taxes, the financial net income for the six months ended September 30, 2005 was $101,140. During the quarter ended September 30, 2005, the Company incurred a new liability of $600,000 in the form of a note payable to an unrelated party who advanced funds to the Company on July 1, 2005. The Note is due to be repaid 270 days from its inception. The Company received an equipment rebate of $350 regarding the prior purchase of fixed assets, and increased our deposits held by others to $239,208. Income taxes payable increased to a total of $235,932 as a result of the current quarter’s profit. The Company’s net cash used by operating activities was $671,206. Net cash provided by financing activities was $600,000.

For the six month period ended September 30, 2004, as restated to give effect to the accounting estimate change described in the footnotes to the attached financial statements, the Company had experienced a net income from operations of $530,202, based upon total revenues of $3,215,245. The primary reason for the reduced revenues in the current quarter is that the Company made the decision to implement a strategy to diversify its customer and market base, which diverted personnel and attention away from traditional markets and customers. In addition to diversifying its customer base, during the six months ended September 30, 2005, the Company increased its gross profit margin to 58.8% of sales compared to 54.0% of gross sales in the same period last year, by reducing the direct cost of sales.

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS.

Over the next twelve months, the Board of Directors has determined to focus on the development of business under its Aquair subsidiary. The Board of Directors has authorized the officers of the Company to negotiate and execute an agreement whereby the Company will distribute its Amerikal Nutraceutical Corp. subsidiary to a group of founding shareholders. In exchange, the Company will receive approximately eight million shares of its previously issued unregistered common stock, which will be cancelled. The Company expects the completion of the Amerikal agreement to be finalized within the next 30 days. The proposed transaction is believed by the Company, based upon advice received from its accountants and attorneys, to be a tax free distribution of a controlled corporation and exchange of equity, under the applicable provisions of the Internal Revenue Code. Accordingly, the Company does not anticipate recognition of any gain or loss on the proposed transaction.

The Company will also take steps to list and sell its On Line Surgery subsidiary, in order to concentrate upon the business plan of its Aquair subsidiary. Through Aquair, Inc., the Company plans to license and distribute water generating equipment in the United States and Asia that creates drinking water from the air. The Company also may increase revenue through acquisitions of companies to expand its Aquair customer base. The Company further plans to increase its sales, marketing, and investor relations efforts for the Aquair product line by adding personnel and/or consultants.

As of September 30, 2005, we had cash and cash equivalents of $87,358, and accounts receivable in the amount of $1,010,434. In view of the plan of the Company to distribute its Amerikal Nutraceutical Corp. subsidiary, in order to fully execute its business plan for the next twelve months the Company may need to raise additional funds to meet increased demand for the manufacture and distribution of its Aquair products. The Company has not yet decided upon the specific method of raising additional working capital that may be required to meet its objectives. Additional working capital funds may be obtained through various means, including the future sale of the Company’s equity securities in private or public offerings, debt financing, hybrid financing, trade financing, receivables financing, factoring or any combination of credit, equity and/or debt which the Company can obtain on terms deemed favorable to the Company by the Board of Directors. In furtherance of the anticipated need to raise additional working capital, the Board of Directors has filed a Certificate of Determination of the rights and preferences concerning the Company’s authorized but unissued preferred stock. The Company has not yet embarked upon a plan for the raising of additional working capital.

Until the end of this fiscal quarter, the Company’s principal operating subsidiary Amerikal Nutraceutical Corp. has been engaged in continuing product research and development relating to the production, distribution and marketing of its natural health and beauty aid products. In addition, the Company concluded its Internet based test marketing program for the Company’s LifeDerma products, but continued its research and testing related to its new operating subsidiary, Aquair, Inc. As a result of our planned growth, the Company anticipates it will need to purchase additional plant and equipment over the next twelve months, but that such purchases and the amounts are contingent upon its business success and overall market conditions. Similarly, the Company may need to significantly increase its workforce to respond to growing business needs, but the amounts and timing cannot be ascertained with certainty at this time.

Off-Balance Sheet Arrangements.

There are no off Balance Sheet arrangements that have or are reasonably likely to have a current or future effect upon the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to the Company’s operations.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate that the Company will continue in business as a going concern. During the three (3) months ended September 30, 2005 the Company showed a profit from consolidated operations in the amount of $283,350. The net income after provision for income tax is $178,502 for the most recent fiscal quarter. As a result of the profit generated from consolidated operations in the most recent fiscal quarter, the Company now shows a net profit from consolidated operations for the first six months of the fiscal year in the amount of $207,694. After provision for income tax, the net income for the six months ended September 30, 2005 is $101,140.

Through the Company’s wholly owned subsidiary, Amerikal Nutraceutical Corp., the Company has developed a source of revenue from the sale of American-made dietary supplements and health and beauty-aid products in South East Asian and Asian countries, as well as having introduced its products to the United States market through the use of a test marketing program on the Internet. In addition, on September 19, 2005, the Company finalized a Sale and Purchase Agreement with Med-Eq AS, a Norwegian Company, granting the Company exclusive rights to sell its patented YTE raw material extract (the “Product”) for uses as an aphrodisiac and sports/energy product to US Companies, which companies will develop proprietary formulations and sell finished products worldwide. In addition, the Company has been granted the right to develop its own private label sales of the Product worldwide. The Agreement provides for minimum purchases of 3000 kilograms of the Product for the first year, increasing to 12,000 kilograms for subsequent years. Sales under the Med-Eq agreement have not yet commenced.

The Company’s wholly owned subsidiary, Aquair, Inc., has commenced sales and anticipate future sales and revenues from a patented water generator and the distribution of water-generating equipment under the recently-concluded agreement with Munters Corporation. To date less than $6,000 of sales have been generated from these product-lines, as selling activity began late in last fiscal quarter. The Company has recently concluded a distribution agreement with Locke Media regarding sales in Vietnam.

The consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The consolidated financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

On July 1, 2005, the Company executed a promissory note (the “Note”) for $600,000 in favor of Karim Joseph Murray and Larbi John Murphy, shareholders of the Company, who loaned the Company said funds to be used as working capital. The note accrues interest at a rate of 8% per annum and matures 270 days from the date of the note.

Critical Accounting Policy and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company’s consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily stock-based compensation. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results it reports in its consolidated financial statements.

Equity - Based Compensation

In the presentation of the consolidated financial statements, the Company has restated and reclassified certain aspects of the prior period statements of financial operations due to a change in accounting estimate. The changes are described in the notes to the financial statements attached and incorporated in this filing. The purpose of the change was to more accurately reflect the fair market value of the expense for stock-based compensation for shares issued in the previous accounting period.

The Company records stock-based compensation to its officers, directors, and outside consultants at the fair market value of the services in general and administrative expense. In 2004, prior to being approved for quotation of its stock on the OTCBB, the Company recorded the expenses of stock based compensation issued to related parties (officers and directors), as well as stock based compensation issued to consultants, at $0.05 per share based upon a valuation study conducted at the request of the Board of Directors. Subsequent to the listing of the Company’s common stock on the OTCBB, it issued shares of unregistered common stock to two attorneys in exchange for legal services. As of the date of this share issuance in March 2005, the Company’s common stock was trading at approximately $1.51 per share, and it therefore recorded the stock issuance as of that date as an expense at the fair market value of the stock issued.

The Company recently granted stock options pursuant to a consulting agreement dated July 18, 2005 among the Company, Aquair, Inc. and General Steve Ritchie. In exchange for sales and marketing services to be rendered for Aquair, Inc. and as partial compensation for services, General Ritchie was granted an option to purchase 100,000 shares of the Company’s common stock, vesting over a three-year period with one third vesting at twelve months from date of execution of the Agreement, one third at twenty-four months, and the final third at thirty six months. As of the date of this agreement, the Company’s common stock was trading at approximately $3.00 per share. Based upon the Black Scholes method of calculation, the Company determined that the fair value of the options granted would be $313,480 over the life of the Agreement. The Company recorded the grant of the options as prepaid compensation in the amount of $26,123 based upon the fair value of that proportion of options vesting in this fiscal quarter. The Company will expense the options as compensation upon the vesting of the options at the end of each year under the agreement.

The Company has not yet adopted a plan for issuance of stock options to employees or others. Although management believes its estimate regarding the fair value of the services to be reasonable, there can be no assurance that all of the subjective assumptions will remain constant, and therefore the valuation of the services may not be a reliable measure of the fair value of stock compensation or stock based payments for consulting services.

 FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS

RISKS RELATING WITH OUR BUSINESS AND MARKETPLACE

The Company is a relatively young company with a minimal operating history since being reorganized in 2003.

Since the Company’s reorganization in 2003 we have generated revenue from operations. However, our future operating results will depend on many factors, including the ability to generate sustained and increased demand and acceptance of our products, the level of our competition, and our ability to attract and maintain key management and employees. While management believes its estimates of projected occurrences and events are within the timetable of its business plan, there can be no guarantees or assurances that the results anticipated will occur.

If we are unable to obtain additional funding, our business plan may be slowed and if we do obtain additional financing our then existing shareholders may suffer dilution.

We will require additional funds to expand our sales and marketing activities, and to support operations and implement our business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our business plan. Any additional equity financing may involve dilution to our then existing shareholders.

If we acquire additional companies or products in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value or adversely affect our operating results.

We anticipate that we will make other investments in complementary companies or products. We may not realize the anticipated benefits of any such acquisition or investment. The success of our acquisition program will depend on our ability to overcome substantial obstacles, such as the availability of acquisition candidates, our ability to compete successfully with other acquirers seeking similar acquisition candidates, the availability of funds to finance acquisitions and the availability of management resources to oversee the operation of acquired businesses. Furthermore, we may have to incur debt or issue equity securities to pay for future acquisitions or investments, the issuance of which could be dilutive to us or our existing shareholders. In addition, our profitability may suffer because of acquisition-related costs or future impairment costs for acquired goodwill and other intangible assets.

We may be unable to retain the services of key personnel, and we may be unable to successfully recruit qualified personnel.

Our success depends to an extent upon the continued service of key personnel; loss of the services of such personnel could have an adverse effect on our growth, revenues, and prospective business. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and sales personnel having experience in business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

There are inherent risks to doing business abroad and in foreign markets.

We may not be successful in obtaining export licenses to conduct business abroad. Licenses for the export of our products are required from government agencies in accordance with various statutory authorities. We can not give any assurance that we will continue to be successful in obtaining these necessary licenses in order to conduct business abroad. Additionally, countries in which we do business may from time to time, impose new quotas, duties, tariffs, or other restrictions, which could adversely affect our operations and our ability to continue to do business in those countries.

If we cannot effectively manage our growth, we may incur losses.

Any dramatic growth in our business could place a substantial burden on our production capacity and administrative resources. Businesses, which grow rapidly, often have difficulty managing their growth. Our management may not be able to manage our growth effectively or successfully. Rapid growth can often put a strain on management, financial, and operational resources of a company. In addition, we would likely need to enhance our operational systems and personnel procedures. Our failure to meet these challenges could cause our efforts to expand operations to prove unsuccessful and cause us to incur operating losses.

RISKS FACTORS RELATING TO OUR COMMON STOCK

Our common stock is subject to SEC “Penny Stock” rules.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment of our common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

Since our shares are trading on the OTC Bulletin Board, trading volumes and prices may be sporadic because it is not an exchange.

Our common shares are currently listed for public trading on the Over-the-Counter Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with limited business operations. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. Broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

We are subject to SEC regulations and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and other trading market rules, are creating uncertainty for public companies.

We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest appropriate resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of August 30, 2005 the Company was served with a lawsuit filed as Case No. 05CC09548 in Orange County, California Superior Court. In the complaint, Universal Communications Systems, Inc. and its subsidiary Atmospheric Water Technologies, Inc. allege defamation, interference with prospective economic advantage, and false advertising, and seek damages and attorney’s fees against the Company. The Board of Directors believes these claims to be without merit, and has engaged legal counsel to strongly defend these claims. Through our legal counsel, the Company has caused the appropriate legal pleadings to be filed in response to the Complaint in this case. The Company believes that any liability it may incur in connection with this case will not have a material adverse effect upon its financial condition or its results of operations.

Other than the foregoing incident or occurrence, the Company is not aware of any litigation, either pending or threatened, and has not been the defendant or plaintiff in any litigation, since the discharge from bankruptcy attributable to its predecessor L.L. Knickerbocker Company, Inc.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company granted to General Steve Ritchie of 100,000 stock options on July 18, 2005, which will be vested over a three-year period, with one third vesting each year. Mr. Ritchie can exercise his option to purchase 100,000 shares at $3.30 per share. At the time of this report no stock issuances have occurred. We believe that the issuances of the options were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

As a subsequent event to the period ended September 30, 2005, the Company held its annual meeting of shareholders on October 24, 2005. Business conducted at the meeting included the following proposals:

1.	To elect six directors to hold office for one year term and until each of their successors are elected and qualified;
2.	To amend the Articles of Incorporation with respect to increasing the number of authorized members from the present six to a total of eleven authorized members of the Board of Directors.
3.	To amend the Articles of Incorporation with respect to increasing the par value of the Company’s common stock to $0.001.
4.	To ratify the appointment of Beckstead and Watts LLC as independent auditor; and
5.	To act upon other business as may properly come before the meeting.

Each share of Common Stock was entitled to one vote. Only shareholders of record at the close of business on September 2, 2005, were entitled to vote. The number of outstanding shares at the time was 25,150,000 held by approximately 3200 shareholders. The required quorum of shareholders was present at this meeting.

Item 5. Other Information

None.

Item 6. Exhibits and Current Reports on 8-K

3.1	Articles of Incorporation of International Beauty Supply Ltd. (“IBS”) filed July 12, 1985.[1]
3.2	Amendment to Articles of Incorporation of IBS filed May 28, 1993.[2]
3.3	Certificate of Amendment to Articles of Incorporation of the L.L. Knickerbocker Company Inc. (“LLK”) filed June 27, 1994.[2]
3.4	Certificate of Amendment to Articles of Incorporation of LLK filed September 29, 1994.[2]

1  Incorporated by reference to the L.L. Knickerbocker Co., Inc. Form SB-2 Registration Statement No. 33-85230-LA as filed on October 13, 1994.
2  Incorporated by reference to L.L. Knickerbocker Co., Inc. Form 10-K as filed on April 14, 2000.

3.5	Certificate of Amendment of the Articles of Incorporation of LLK, filed September 1, 1995.[3]
3.6	Certificate of Amendment of the Articles of Incorporation of LLK, filed June 19, 1996.[3]
3.7	Certificate of Amendment to the Articles of Incorporation of LLK filed April 22, 1999.[2]
3.8	Certificate of Amendment to the Articles of Incorporation of the L.L. Knickerbocker Company Inc. filed January 9, 2003.[3]
3.9	Bylaws of the L.L. Knickerbocker Company Inc.[4]
10.1	Consulting Agreement between Aquair, Inc. and Brig. General Steve Ritchie dated July 18, 2005, filed herewith.
10.2	Promissory Note for $600,000 executed by the Company in favor of Karim Joseph Murray and Larbi John Murray, dated July 1, 2005, filed herewith.
10.3	Distribution Agreement entered into between Aquair, Inc. and Locke Media dated August 30, 2005.
10.4	Sales and Purchase Agreement entered into between Amerikal Neutraceutical Corporation and Med-Eq AS dated September 19, 2005.
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, filed herewith.

3  Incorporated by reference to the Company’s Form 10-KSB, as filed on June 29, 2005.
4  Incorporated by reference to the L.L. Knickerbocker Co., Inc. Annual Report on Form 10-KSB as filed on March 29, 1995.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R G Global Lifestyles, Inc.

Signature	Title	Date

___________________________
Louis L. Knickerbocker	Chairman of the Board, CEO	November 14, 2005

___________________________
William C. Hitchcock	Chief Financial Officer	November 14, 2005