Form 10QSB
period 2005-12-31
RG GLOBAL LIFESTYLES INC
filed 2006-02-21
CIK 932136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number: 000-254888

RG GLOBAL LIFESTYLES, INC.
(Exact Name of small business issuer as specified in its charter)

California	33-0230641
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

30021 Tomas, Ste 200, Rancho Santa Margarita, CA	92688
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (949) 888-9500

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

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer’s Common Stock as of February 21, 2006 was 17,650,000.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

INDEX

Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheet -December 31, 2005

Consolidated Statements of Operations -
For the Three and Nine Months ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows
For the Nine Months ended December 31, 2005 and 2004

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

R.G. Global Lifestyles, Inc.
(formerly L.L. Knickerbocker Company, Inc.)
Consolidated Balance Sheet
(unaudited)

December 31,
2005
Assets

Current assets:
Cash and cash equivalents	$395,576
Accounts receivable	900
Inventory	14,697
Total current assets	411,173

Prepaid expenses	95,357
Deposits held	186,990
Total other assets	282,347

$693,520

Liabilities and Stockholder's Equity

Current liabilities:
Accounts payable	12,732
Accrued liabilities	22,484
Total current liabilities	35,216

Long term liabilities:
Notes payable-related party ($708,132 net of $335,839 discount)	372,293
Notes payable ($605,808 net of $273,701 discount)	332,107
Total long term liabilities	704,400

Total liabilities	739,616

Stockholders' equity:
Preferred stock, $0.001, 10,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 17,650,000 shares issued
and outstanding as of 12/31/2005	17,650
Additional paid-in capital	1,106,027
Prepaid compensation	(52,247)
Accumulated earnings	(1,117,526)
Total stockholders' equity	(46,096)

$693,520

The accompanying notes are an integral part of these financial statements.

R.G. Global Lifestyles, Inc.
(formerly L.L. Knickerbocker Company, Inc.)
Consolidated Statements of Operations
(unaudited)

	For the Three Months ended		For the Nine Months ended
	December 31,		December 31,
	2005	2004	2005	2004
		(Restated)		(Restated)
Revenue
Product Sales	$58,500	$-	$69,340	$-
Cost of sales	31,211	-	39,491	-
Gross profit	27,289	-	29,849	-

Expenses:
Advertising and marketing	3,070	-	3,070	1,831
Commissions	1,971	-	26,051	-
Consulting services	101,170	-	149,412	31,871
General and administrative expenses	86,402	7,731	144,504	9,268
Professional fees	45,367	12,909	133,871	50,705
Rent - related party	25,068	-	92,890	18,000
Stock compensation - consulting services	-	46,000	-	46,000
Stock compensation - related party	-	104,000	-	104,000
Total expenses	263,048	170,640	549,798	261,675

Operating (loss)	(235,759)	(170,640)	(519,949)	(261,675)

Other income (expense)
Sale of asset (OLS)	10,000	-	10,000	-
Interest income	-	-	283	-
Interest and financing expense	(96,489)	-	(108,623)	-
Total other income (expense)	(86,489)	-	(98,340)	-

Net (loss) before income tax and discontinued operations	(322,248)	(170,640)	(618,289)	(261,675)

Provision for income taxes
Current federal	(2,151)	-	(4,025)	-
Current state	-	-	(314)	-
Total income taxes	(2,151)	-	(4,339)	-

Net (loss) from continuing operations	(324,399)	(170,640)	(622,628)	(261,675)

Discontinued operations
Income (loss) from discontinued operations, net of tax	-	(172,090)	283,921	925,631
Loss on distribution of discontinued operations, net of tax	(7,805)	-	(1,168,099)	-
Net income (loss) from discontinued operations	(7,805)	(172,090)	(884,178)	925,631

Net income (loss)	$(332,204)	$(342,730)	$(1,506,806)	$663,956

Weighted average number of
common shares outstanding - basic and fully diluted	17,650,000	19,965,120	17,650,000	24,935,000

Net income (loss) per share - basic and fully diluted
Continuing Operations	$(0.018)	$(0.009)	$(0.035)	$(0.010)
Discontinued Operations	(0.000)	(0.009)	(0.050)	0.037
	$(0.019)	$(0.017)	$(0.085)	$0.027

The accompanying notes are an integral part of these financial statements.

R.G. Global Lifestyles, Inc.
(formerly L.L. Knickerbocker Company, Inc.)
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	December 31,
	2005	2004
		(Restated)
Cash flows from operating activities
Net income (loss)	$(1,506,806)	$663,956
Adjustment to reconcile net income (loss) to net cash
provided (used) by operating activities:
Stock compensation - consulting services	-	46,000
Stock compensation - related party	-	104,000
Options issued for consulting services	52,247	-
Warrants issued with notes payable	81,601	-
Loss (income) from discontinued operations	(283,921)	(808,386)
Loss on distribution of discontinued operations	1,168,099	-
Changes in operating assets and liabilities
(Increase) decrease in account receivable	503,393	-
(Increase) decrease in inventory	140,168	-
(Increase) decrease in prepaid expenses	(87,390)	-
Increase (decrease) in accounts payable	(244,072)	-
Increase (decrease) in income tax payable	11,239	-
Increase (decrease) in accrued liabilities	(233,209)	-
Net cash provided (used) by operating activities	(398,651)	5,570

Cash flows from investing activities
Purchase of fixed assets	-	(350)
Net cash used from investing activities-loss on distribution of discontinued ops.	(771,519)	367,761
Sale of intangible assets	20,000	-
Net cash used from investing activities-continuing ops.	(751,519)	367,411

Cash flows from financing activities
Proceeds from note payable	1,300,000	-
Payments on notes payable-discontinued ops.	-	(40,000)
Contributed capital	86,085	171,669
Net cash provided by financing activities	1,386,085	131,669

Net increase (decrease) in cash	235,915	504,650
Cash - beginning	159,661	181,045
Cash - ending	$395,576	$685,695

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Shares issued for services provided	$-	$3,000,000
Number of shares issued for services	$-	$150,000

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements and notes thereto of the Company for the year ended March 31, 2005 included in the Company’s 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Note 2 - Restatement of Prior Period Financial Statements due to change in Accounting Estimate

The Company has restated its previously issued Consolidated Financial Statements as of December 31, 2004 for matters related to the following previously reported items: operating expenses, provision for income taxes and net income, retained earnings, additional paid in capital and income taxes payable. The change results from the following change in accounting estimate: on the financial statements for the three and nine months ended December 31, 2004, the Company had previously recorded stock-based consulting fees and related party stock-based compensation as an expense based upon management’s estimate of fair market value of $1.00 per share. The Company subsequently revised it estimate of fair market value for the common stock as of the date of the grant to $0.05 per share. The accompanying financial statements have been restated to reflect the corrections.

For the nine months ended December 31, 2004, the expense recorded for stock-based compensation - consulting services and stock-based compensation - related party was originally $370,000 and $603,379, respectively. As a result of the revision of estimate of fair market value of the stock as of grant date, the expense recorded for stock compensation - consulting services and stock compensation - related party has been reduced to $46,000 and $104,000, respectively.

The Company made these changes to better reflect the fair value of the stock issued for compensation for the prior period and in order to make the current comparative statements not misleading. This change had the effect of reducing stock based compensation expense by $958,379, and increasing the provision for income taxes by $312,500 for the nine months ended December 31, 2004.

The Company has not amended its previous period filings to reflect this change, as the Company’s common stock was not listed or trading on any exchange at that time. The Company’s common stock was reinstated for listing on the NASD Over the Counter-Bulletin Board effective January 15, 2005.

The following is a summary of the restatement for the nine months ending December 31, 2004:

Reduction in operating expenses	$823,379
Increase in current liabilities	(312,500)
Decrease in additional paid in capital	(2,850,045)
Decrease in prepaid consulting	533,333
Decrease in prepaid compensation	1,493,333
Increase in accumulated earnings	(510,879)
Income tax effect of restatement	(312,500)
Increase in December 31, 2004 net income	510,879

Note 2 - Restatement of Prior Period Financial Statements due to change in Accounting Estimate (continued)

The effect on the Company’s previously issued December 31, 2004 consolidated financial statements are summarized as follows:

Balance Sheet as of December 31, 2004:

	Previously Reported	Increase (Decrease)	Restated
Total Assets	$1,297,375	$-	$1,297,375

Liabilities:
Current liabilities	256,531	312,500	569,031
Total Liabilities	256,531	312,500	569,031

Stockholders’ Equity:
Common stock	24,935	-	24,935
Additional paid-in capital	3,050,984	(2,850,045)	200,939
Prepaid consulting	(533,333)	533,333	-
Prepaid compensation	(1,493,333)	1,493,333	-
Accumulated earnings (deficit)	(8,408)	510,879	502,741
Total Stockholders’ Equity	1,040,845	(312,500)	728,345

Total Liabilities and Stockholders’ Equity	$1,297,375	-	$1,297,375

Statement of Operations for the nine months ended December 31, 2004:

	Previously Reported	Increase (Decrease)	Restated
Stock compensation-consulting	$370,000	$(324,000)	$46,000
Stock compensation-related party	603,379	(499,379)	104,000
Income before taxes	338,197	823,379	1,161,576
Provision for income taxes	185,119	312,500	497,619
Net income	153,077	510,879	663,956

Note 3 - Discontinued Operations

During the third fiscal quarter, the Company entered into an agreement with a group of its shareholders to distribute its wholly-owned subsidiary Amerikal Nutraceutical Corp. (“Amerikal”), in exchange for 7,500,000 shares of the Company’s common stock. The effective date of this transaction was October 1, 2005. The distribution of Amerikal qualified for treatment as discontinued operations in accordance with FASB Statement No. 144 (“SFAS No. 144”), Accounting for the Impairment or Disposal of Long-Lived Assets. Therefore, the operating results of Amerikal are not included in our results from continuing operations. In addition, all operating results of Amerikal previously reported in our consolidated financial statements are now reflected as “Discontinued Operations” for all periods prior to the effective date of the distribution.

Note 3 - Discontinued Operations (continued)

The following is a summary of the net assets distributed as of the end of the period immediately prior to the effective date of the Distribution Agreement:

	As of December 31,
	2005	2004
Assets Distributed
Cash and cash equivalents	$80,248	$231,871
Accounts receivable	1,010,434	614,223
Inventory	131,120	76,108
Property and equipment, net	17,037	7,724
Other assets	245,458	318,370
Total assets of discontinued operations	1,484,297	1,248,296

Liabilities Distributed
Accounts payable	83,584	186,580
Accrued liabilities	240,419	66,765
Total liabilities of discontinued operations	324,003	253,345

Net assets of discontinued operations distributed	$1,160,294	$994,951

Net income (loss) from discontinued operations as reported on the consolidated statements of operations, including the (loss) on the distribution of discontinued operations, consists of the following:

	As of December 31,
	2005	2004
Summary of Income (Loss)
Revenues	$1,923,877	$4,294,260
Cost of revenues	786,964	1,988,834
Gross profit	1,136,913	2,305,426

Total operating expenses	637,877	807,560
Total other (income) expenses	(441)	74,615
Provision for income tax	215,115	497,618

Income from operations of Amerikal, net of tax	$283,921	$925,631

Summary of (Loss) on Distribution
Net assets distributed	1,160,294

Costs and expenses of distribution:
Transfer agent fees	630
Legal and accounting costs	7,175
Total costs and expenses of sale	7,805

(Loss) on distribution of Amerikal, net of tax	$(1,168,099)

Net income (loss) from discontinued operations	$(884,178)	$925,631

As a result of the foregoing distribution of Amerikal, the Company recognized a loss from discontinued operations in the current quarter of ($884,178). There were no sales from the Amerikal subsidiary included in the current quarter ended December 31, 2005.

Note 3 - Discontinued Operations (continued)

During the quarter ending December 31, 2005, pursuant to its strategy to focus resources on its Aquair subsidiary, the Company sold its rights to www.onlinsurgery.com for $20,000, the sole asset related to its subsidiary On Line Surgery. The wholly-owned subsidiary On Line Surgery Inc. never commenced operations, and will be dissolved by the Company during the fourth fiscal quarter. The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all material inter-company accounts, transactions and profits. The sale of the website asset results in net other income in the amount of $10,000, as a result of the Company’s recorded expense from issuance of shares of Company common stock valued at $10,000 at the time of acquisition of the asset.

Note 4 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss from continuing operations of ($622,628) for the period December 31, 2005, and only had $69,340 in sales. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain equity and/or debt financing and upon future profitable operations from the development of its new business opportunities. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities, that might be necessary in the event the Company cannot continue in existence.

Note 5 - Deposits

At December 31, 2005, the Company has a deposit with various vendors totaling $186,990 comprised of the following:

December 31, 2005
Refundable Deposit	$14,990
Legal Retainer Deposits	12,000
Deposit equipment purchase	125,000
Deposit with Fulfillment Center	10,000
Distributor Agreement	25,000
Total	$186,990

Note 6 - Notes Payable

On November 15, 2005, the Company began a private placement offering to accredited investors only under the terms and conditions of a Note and Warrant Agreement (“Offering”). The terms of the Offering are a non-convertible promissory note with an annual interest rate of 8%, with a maturity date of one year after loan (“Note”); and for each dollar loaned the Company via Note, the investor is granted a warrant to purchase one share of the Company’s common stock at an exercise price equal to the lowest closing price of the stock as reported by the OTC:BB for the year following the date of warrant grant (“Warrant”). These sales are exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”), or Regulation D of the Securities Act.

Note 6 - Notes Payable (continued)

As of December 31, 2005, the Company had entered into seven separate investments totaling $1,313,940 under the terms of the Offering, of which $613,940 was money already loaned to the Company and then converted into an investment in the Offering. Each of the seven transactions is described in detail below. In each instance, the Company allocated the proceeds between Notes and Warrants based upon their fair value, using the Black Scholes method of valuation. For purposes of determining the volatility factor in the Black Scholes valuation model, the company looked to the lowest price of the Company’s stock over the sixty days prior to the date of the Warrant grant.

On October 31, 2005 the Company issued a Note with Warrant attached to an officer and Director of the Company, a related party. The Note is in the amount received of $200,000. The Company allocated $104,800 to the Warrant, and $95,200 to the Note, and recorded a discount on the note payable in the amount attributed to the value of the Warrant. The discount on Note Payable is being amortized over the period of one year. On this Note, the Company expensed $17,467 of interest as finance charges attributable to the Warrant, and reduced the discount on note payable by a similar amount.

On October 31, 2005, the Company issued a Note with Warrant attached to an officer and director of the company, a related party, in the amount received of $150,000. The company allocated $78,600 to the Warrant and $71,400 to the Note, and recorded a discount on the Note payable in the amount attributed to the value of the Warrant. The discount on Note payable is being amortized over the period of one year. On this Note, the Company expensed $13,100 of interest as finance charges attributable to the Warrant, and reduced the discount on Note payable by a similar amount.

On November 15, 2005 the Company issued two Notes with Warrants attached to two shareholders who had previously advanced funds to the Company. The Notes were issued in the face amount of the prior debt plus accrued interest ($358,132 and $255,808 respectively). On the first Note of $358,132, which was issued to an officer, director and shareholder of the Company, a related party, the Company allocated $209,149 to the Warrant, and $148,983 to the Note, and recorded a discount on Note payable in the amount attributed to the value of the Warrant. The discount on Note payable is being amortized over the period of one year. On this Note, the Company expensed $26,143 of interest expense attributable to the Warrant finance charges in the quarter ended December 31, 2005, and reduced the discount on Note payable by a similar amount.

On the second Note of $255,808, issued to a shareholder of the Company who was not a “related party” for purposes Section 16 of the Securities Act, the Company allocated $149,392 to the Warrants, and $106,416 to the Note, and recorded a discount on the Note payable in the amount attributed to the value of the Warrant. The discount on Note payable is being amortized over the period of the Note, and in this fiscal quarter the Company expensed $18,674 as interest expense-finance charges attributable to the Warrant and reduced the discount on Note payable in a similar amount.

On December 15, 2005, the Company issued a Note with Warrant attached for $100,000 to a less than 5% shareholder. The Company allocated $43,600 to the Warrant and $56,400 to the Note, and recorded a discount on Note payable in the amount attributed to the value of the Warrant. The discount on Note payable is being amortized over the period of one year. In the quarter ended December 31, 2005, the Company expensed $1,817 of interest expense-finance charges attributable to the Warrant, and reduced the discount on Note payable by a similar amount.

On December 15, 2005, the Company issued a Note with Warrant attached in the amount of $150,000 to an unrelated party. The money received was not deposited into the Company’s bank account until after the close of this quarter, and accordingly the company reflected the proceeds as a “cash equivalent” on the Balance Sheet at December 31, 2005. The Company allocated $65,400 to the Warrant and $84,600 to the Note, and recorded a discount on Note payable in the amount attributed to the value of the Warrant. The discount on Note payable is being amortized over one year. In the third fiscal quarter, the Company expensed $2,725 as interest expense-finance charges attributable to the Warrant, and reduced the discount on Note payable by a similar amount.

Note 6 - Notes Payable (continued)

On December 22, 2005 the Company issued a Note with Warrant attached to Henri Schkud, an unrelated party, in the amount received of $100,000. The Company allocated $40,200 to the Warrants and $59,800 to the Note, and recorded a discount on the Note payable in the amount attributed to the value of the Warrant. The discount on Note payable is being amortized over the period of one year. On this Note, the Company expensed $1,675 of interest expense-finance charges attributable to the Warrant, and reduced the discount on Note payable by a similar amount.

Note 7 - Stockholders’ Equity

Common Stock

In the quarter ended September 30, 2005, the Company entered into a three-year agreement with a consultant. As a portion of the compensation due to consultant under the agreement, the Company issued options to purchase 100,000 shares of the Company’s common stock vesting at the rate of one-third at the end of each 12 months under the agreement. The Company determined the fair market value of the options as of the date of the grant, using the Black Scholes valuation method. The Company has reflected the portion of the options ratably earned between the inception of the agreement and December 31, 2005 in the amount of $52,247, in a special equity account entitled “Prepaid Compensation.” In July 2006, at the twelve-month anniversary date of the consulting agreement when the options are vested, the Company will reduce Prepaid Compensation and increase Commission expense.

During the quarter ended December 31, 2005, the Company received 7,500,000 shares of its common stock pursuant to the distribution agreement of Amerikal (See Note 3 - Discontinued Operations). On November 15, 2005, the board of directors resolved to cancel these shares.

There have been no other issuances of shares by the Company in the fiscal quarter ended December 31, 2005.

Common Stock Equivalents: Warrants

During the quarter ended December 31, 2005, the Board of Directors approved the issuance of warrants to purchase an aggregate of 1,313,940 shares of the Company’s common stock (See Note 6 - Notes Payable). Such warrants are exercisable at exercise prices equal to the lowest closing price of the common stock, as reported by the OTC:BB, during one year following the date of grant of the warrants. The warrants were issued at various dates between November 15, 2005 and December 31, 2005. The warrants vest over one year, and expire at various dates ending five (5) years from the date of grant of the warrants. During the quarter ended December 31, 2005, no shareholders exercised warrants held by them. Included among the warrants issued during the quarter were warrants to purchase an aggregate of 642,632 shares of common stock of the Company issued to directors and officers of the Company.

The issuance of the warrants was accounted for in accordance with Financial Accounting Standards Board Statements using the Black-Scholes option pricing model (with the same assumptions as those used for the option), which resulted in the recording of discounts to Notes Payable issued in conjunction with the warrant grants, in the amounts equal to the portion of the note proceeds allocated between the debt and the fair value of the warrants.

A summary of the warrant activity for the period ended December 31, 2005 is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Warrants Exercisable	Weighted- Average Exercise Price
Granted as of period ended December 31, 2005	1,313,940	$1.15	1,313,940	$1.15

Note 7 - Stockholders’ Equity (continued)

At December 31, 2005, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Prices	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number Of Warrants	Weighted- Average Exercise Price
$ 1.15	1,313,940	$1.15	4.89 yrs	1,313,940	$1.15

Note 8 - Related Party Transactions

During the fiscal year ended March 31, 2005, the Company entered into an agreement with a company wholly owned by an officer and director of the Company. The agreement provides for office space as well as administrative services at a fair market rate of $6,000 per month. The agreement is not binding and may be cancelled by either party at any time. During the quarter ended December 31, 2005, the Company expensed $24,177 under this agreement.

As described in detail in Note 6 above, during the quarter ended December 31, 2005, the Company also entered into three transactions with related parties whereby the Company issued Notes with Warrants to officers and directors of the Company.

Note 9 - Litigation

On August 30, 2005, the Company was served with a lawsuit filed as Case No. 05CC09548 in Orange County, California Superior Court. In the complaint, Universal Communications Systems, Inc. and its subsidiary Atmospheric Water Technologies, Inc. allege defamation, interference with prospective economic advantage, and false advertising, and seek compensatory and punitive damages, and costs against the Company. The Board of Directors believes these claims to be without merit, and has engaged legal counsel to strongly defend these claims. Through our legal counsel, the Company has caused the appropriate legal pleadings to be filed to dismiss the Complaint in this case. The Company believes that any liability it may incur in connection with this case will not have a material adverse effect upon its financial condition or its results of operations.

Note 10 - Segment Reporting

Up until the end of the second fiscal quarter, the Company operated in a business segment that included the manufacture and sale of natural supplements, health and beauty aid products for the nutraceutical industry. Effective as of October 1, 2005, the Company completed the distribution of its subsidiary Amerikal, and in the third fiscal quarter has concentrated solely upon the Aquair subsidiary for its revenue activity. The Company is therefore again operating in a single business segment for the sales of its water generators. During the nine months ended December 31, 2005, the Company generated revenues of $69,340 from sales of water generators under its Aquair subsidiary to customers in the United States and Asia. The Company has no long lived assets attributable to this activity.

Note 10 - Segment Reporting (continued)

A summary of revenues generated by geographical location is as follows:

	For the nine months ended December 31,
	2005	2004
Revenues of continuing operations:
United States	$10,840	$-
Viet Nam	58,500	-
Total	$69,340	$-

Revenues of discontinued operations:
United States	$90,846	$-
Singapore	1,124,810	3,649,045
Other foreign countries	708,221	645,215
Total	$1,923,877	$4,294,260

Geographic data is based upon product shipment destination. Export sales as a percentage of revenues were 94.9% and 100% for the nine months ended December 31, 2005 and 2004, respectively. During the nine months ended December 31, 2005 and 2004, sales to a single customer were 56.4% and 85.0% of total sales respectively. After the distribution of its Amerikal subsidiary, the Company has focused upon the sale of water generator equipment in the United States and Asia. The Company contracts for the manufacture of its water generator equipment in the United States and Korea.

Prior to the distribution of Amerikal, the Company’s business included the manufacture of nutraceutical products in the United States. Most of the Company’s revenues were previously derived from shipments of products to Singapore, Indonesia, Thailand and other countries in South East Asia. The Company continues to export its water generator equipment to Viet Nam and other countries in South East Asia. These areas have, in the past, experienced varying degrees of illiquidity, volatile currency exchange rates, reduced economic activity and in some instances, war, revolution or insurrection. The Company may be adversely affected by economic conditions in these regions for the foreseeable future, although it is not possible to determine the nature or value of such possible future events.

Note 11 - Reclassification

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

•	Ability to successfully replace revenues of its distributed subsidiary Amerikal;
Any unforeseen liabilities in value beyond the escrowed reserve resulting from the Amerikal distribution;
•	If acquisitions are made, the costs and successful integration of acquisitions;
•	Barriers in trade with foreign countries or tariff regulations and other United States and foreign laws;
•	Political and economic instability and changes in monetary policy of the foreign countries we currently do business in;
•	Loss of customers or sales weakness;
•	Inability to achieve future sales levels or other operating results;
•	Ability to produce or retain licensing rights to new products;
•	The continuation of favorable trends, including the drop in affordable potable water globally;
•	Outcomes and costs associated with litigation and potential compliance matters;
•	Inadequacies in the Company’s internal control over financial reporting, which could result in inaccurate or incomplete financial reporting;
•	Key management or other unanticipated personnel changes;
•	The unavailability of funds for capital expenditures; and
•	Operational inefficiencies in distribution or other systems.

The following discussion should be read in conjunction with the historical financial statements of R.G. Global Lifestyles, Inc., including Form 10-KSB as of March 31, 2005, and Form 10-QSBs for the quarterly periods ending June 30, 2005 and September 30, 2005, and those of its predecessor, the L.L. Knickerbocker Company, Inc., and notes thereto.

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

Operating Subsidiary

Aquair, Inc.

In October, 2004 the Company formed Aquair, Inc. as a wholly owned subsidiary, a California corporation (“Aquair”). Aquair was formed to fulfill the Company’s mission to distribute licensed environmentally friendly water generating equipment in the United States and Asia that creates purified drinking water from air for residential and commercial uses, and distribute licensed anti-microbial and anti-scaling technology worldwide as a complement to its licensed clean water generation products.

As of December 31, 2005, Aquair has acquired the rights to market and distribute a water generator that precipitates drinking water from air. The water generating machine has been tested in various locations. As of December 31, 2005, the Company has sold units to customers in the U.S. and Asia, and anticipates further sales.

During June 2005, Aquair entered into an agreement with Munters, Inc., a Swedish manufacturer of water generating equipment. Pursuant to the agreement, Aquair has the right to distribute and sell Munters water generating equipment products to the commercial residential building industry, government agencies, shipping industry and oil and gas industry. This agreement also grants Aquair the right to bottle water generated by Munters new patented technology. This agreement is effective worldwide, with the exclusion of Thailand, Indonesia, Singapore and Malaysia. In connection with this agreement, a related party, Louis L. Knickerbocker, Chairman and CEO, advanced the good faith deposit of $50,000 toward the required purchase of equipment under the agreement. The Company reflected this deposit as an asset and recorded the note payable to the related party as a liability of the same amount. During the quarter ended September 30, 2005, the Company repaid the advance from the related party and increased its deposit with Munters Corporation to $125,000 in accordance with the terms of the agreement.

On August 30, 2005, Aquair executed a Distribution Agreement with Locke Media, which provides for Locke to be the exclusive distributor in Vietnam for the Company’s home/office model of atmospheric water generators. Locke issued purchase orders for 90 units for delivery as soon as possible. Under the terms of the agreement, Locke is obligated to make minimum purchases of $2 million of the product during the first year and an additional purchase of $2.5 million during the second year. There is a one year extension of the agreement which would allow for a final 10% increase in required purchase amount.

In November 2005, Aquair executed an agreement with Entech Sales and Service headquartered in Dallas, Texas to work in conjunction with Munters Corporation in the engineering, design and bidding on sales of total water solutions using Aquair products and technology.

In December 2005, Aquair began negotiations to partner with Roam Chemie, a privately-held industrial chemical company located in Belgium, with the goal of entering into a definitive agreement to distribute and market a select group of their proprietary chemical compounds and unique water treatment products worldwide. Dr. Dirk Vanden Berghe, an expert in the development and application of pharmaceutical science as it is applied to water treatment, and Apcan Distributors, a privately held Nevada distribution company, are also parties to the Letter of Intent.

Discontinued Operations

Amerikal Nutraceutical Corp.

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

As a result of the merger, the Company owned and operated Amerikal Nutraceutical Corp., a California corporation, (“Amerikal”) as a wholly-owned subsidiary. Amerikal’s business is to manufacture, sell and distribute dietary supplements, health and beauty aid products. The primary geographic markets for the Company’s products are in South East Asia and Asia, including Singapore, Indonesia, Malaysia, Thailand, Taiwan, Hong Kong and Japan.

On November 15, 2005 the Company executed an agreement with an effective date of October 1, 2005, between the Company and a group of founding shareholders, pursuant to which the Company distributed its wholly owned subsidiary Amerikal to such shareholders in exchange for approximately 7,500,000 million shares of common stock of the Company. The distribution reduced the outstanding shares of the Company at that time from approximately 25 million to approximately 17 million, and allowed management to concentrate its efforts on implementing and executing its Aquair business plan. As part of the distribution, the purchasing shareholders set aside 315,561 shares of Company common stock into an escrow account as a reserve against any unforeseen liabilities arising from the distribution. The Company’s legal and accounting advisors indicated that the proposed transaction will qualify as a tax-free distribution of a controlled corporation and exchange of equity under applicable provisions of the Internal Revenue Code, and accordingly the Company does not anticipate recognition of gain or loss as a result of the proposed agreement. As a result of the foregoing distribution of Amerikal, the company recognized a net loss from discontinued operations in the current quarter of ($884,178). There were no sales from the Amerikal subsidiary included in the current fiscal quarter ended December 31, 2005.

On Line Surgery, Inc.

In addition to the foregoing, in January 2005 the Company issued 200,000 shares of its restricted common stock to acquire rights to an Internet portal known as On Line Surgery. Subsequently, in the quarter ended June 30, 2005, the Company formed On Line Surgery, Inc. as a wholly owned subsidiary, a California Corporation (“On Line Surgery”), to develop the advertising potential of this web portal for the Company’s existing and future nutraceutical products, as well as to generate advertising revenue from physicians and other potential customers.

During the quarter ending December 31, 2005, the Company sold its rights to the url www.onlinesurgery.com, the sole asset related to its subsidiary On Line Surgery, for $20,000. On Line Surgery Inc. never commenced operations, and will be dissolved by the Company during the fourth fiscal quarter.

Results of Operations for the Three and Nine Months Ended December 31, 2005 and 2004.

	Three Months Ended December 31		Nine Months Ended December 31
	2005	2004 (Restated)	2005	2004 (Restated)
Product Sales	$58,500	$0	$69,340	$0

Cost of sales	$31,211	$0	$39,491	$0

Gross Profit	$27,289	$0	$29,849	$0

General and Administrative expenses	$86,402	$7,731	$144,504	$9,268

Consulting services	$101,170	$0	$149,412	$31,871
Depreciation and Amortization	$0	$0	$0	$0

Total Expenses	$263,048	$170,640	$549,798	$261,675

Net Income	$(235,759)	$(170,640)	$(519,949)	$(261,675)

Revenues and Cost of Sales.

			Increase/(decrease)
	2005	2004	$	%
For the three months ended December 31
Gross Profit	$27,289	$0	$27,289	100%

During the three months ending December 31, 2005, the Company generated gross profit of $27,289 on net product sales of $58,500 and cost of sales totaling $31,211, compared to $0 of gross profit on net product sales of $0 and costs of sales of $0 in the three months ending December 31, 2004. This resulted in an increase in gross profits of $27,289, or 100%, from the same period one year ago. The primary reason for the increase in revenues was because of the Company’s sales in its Aquair subsidiary.

			Increase/(decrease)
	2005	2004	$	%
For the nine months ended December 31:
Gross Profit	$29,849	$0	$29,849	100%

During the nine months ending December 31, 2005, the Company generated gross profit of $29,849 on net product sales of $69,340 and cost of sales totaling $39,491, compared to $0 of gross profit on net product sales of $0 and costs of sales of $0 in the nine months ending December 31, 2004. This resulted in an increase in gross profits of $29,849, or 100%, from the same period one year ago. The increase in revenues was a result of sales in its Aquair subsidiary.

General and Administrative Expenses

			Increase/(decrease)
	2005	2004	$	%
For the three months ended December 31
General & administrative Expenses	$86,402	$7,731	$78,671	1002%

General and administrative expenses were $86,402 for the three months ended December 31, 2005 versus $7,731 for the three months ended December 31, 2004, which resulted in an increase of $78,671. General and administrative expenses increased comparatively for the three months ended December 31, 2005 to the comparative period in 2004 as a result of costs associated with new financing, and expenses attributable to discontinued operations.

			Increase/(decrease)
	2005	2004	$	%
For the nine months ended December 31
General & administrative Expenses	$144,504	$9,268	$135,236	1459%

General and administrative expenses were $144,504 for the nine months ended December 31, 2005 versus $9,268 for the nine months ended December 31, 2004, which resulted in an increase of $135,236, or 1459%. The increase in general and administrative expenses was due to costs associated with new financing and costs and expenses attributable to the distribution of the discontinued operation.

Total Operating Expenses

			Increase/(decrease)
	2005	2004	$	%
For the three months ended December 31
Total Operating Expenses	$263,048	$170,640	$92,408	54.2%

Our operating expenses for the three months ended December 31, 2005 were $263,048 compared to $170,640 for the three months ended December 31, 2004. For both periods, we incurred expenses for general management and legal fees related to continuing operations. For the three months ended December 31, 2005, the Company expended $25,068 in rent and interest paid to a related party, and paid $45,367 in legal and accounting fees. During the three months ended December 31, 2005, the company incurred total general and administrative expenses of $86,402, compared to $7,731 of similar expenses in the same period last year.

			Increase/(decrease)
	2005	2004	$	%
For the nine months ended December 31
Total Operating Expenses	$549,798	$261,675	$288,123	110.1%

Our operating expenses for the nine months ended December 31,, 2005 were $549,798 compared to $261,675 for the nine months ended December 31, 2004. For both periods, we incurred expenses for general management and legal fees related to continuing operations. The increase in total operating expenses was attributable to establishing new target markets and the diversification of new product lines, costs of new financing, and expenses attributable to the distribution of discontinued operations.

Net Income

			Increase/(decrease)
	2005	2004	$	%
For the three months ended December 31
Net income	$(322,248)	$(170,640)	$(151,608)	88.8%

The net loss from operations for the three months ended December 31, 2005 was $ (322,248), versus a net loss of $(170,640) for the three months ended December 30, 2004, an increase in net loss of $(151,608) or 88.8%. The increase in net loss as compared to the same period in 2004 was due to costs associated with new financing, and expenses attributable to the discontinued operation.

			Increase/(decrease)
	2005	2004	$	$%
For the nine months ended December 31
Net income	$(618,289)	$(261,675)	$(356,614)	136.3%

The net loss for the nine months ended December 31, 2005 was $(618,289), versus a net loss of $(261,675) for the nine months ended December 31, 2004, an increase in net loss of $(356,614). The reason for the increase in net loss was due to costs associated with new financing, increased sales activity in its Aquair subsidiary, and costs and expenses attributable to the distribution of its Amerikal subsidiary.

Liquidity and Capital Resources

We had cash and cash equivalents of $395,576 at December 31, 2005. We also had $900 of accounts receivable, prepaid expenses of $95,357, and $14,697 in inventory, making our total current assets at December 31, 2005 equal to $506,530. We also had the following long-term assets: $186,990 of cash deposits held by others. Our total assets at December 31, 2005 were $693,520.

Our total current liabilities were $35,216 as of December 31, 2005. This total consisted of $12,732 of accounts payable, and $22,484 of accrued expenses. The company also had Long Term liabilities in the amount of $704,400, consisting of Notes Payable to related parties of $372,293 ($708,132 less discounts of $335,839) and notes payable to others of $332,107 ($605,808 less discounts of $273,701). The total liabilities as of December 31, 2005 were $739,616.

Prior to the current fiscal quarter, the Company had financed its operations through cash generated from sales of product through its wholly owned subsidiary Amerikal. During the fiscal quarter, the Company distributed its Amerikal subsidiary to a group of shareholders, and as a result recognized a loss of ($884,178). During the three months ending December 31, 2005, the Company had sales revenues of $69,340 in its Aquair subsidiary, of which the Company used $39,491 to pay direct costs of operations, resulting in gross profit of $29,849. The Company incurred other expenses of $549,798, resulting in a net loss from operations of $(519,949). The company also sold the rights to its url asset attributable to its On Line Surgery subsidiary, resulting in other income of $10,000. The Company financed its operations through new financing in the form of notes payable to related parties and others. During the fiscal quarter, the Company received proceeds from its offering of Notes with warrants, as described in detail in the notes to financial statements. At the end of the fiscal quarter, the Company had cash and cash equivalents of $395,576. After taking into account other income and the provision for income taxes, the financial net loss for the nine months ended December 31 2005 was ($622,628).

For the nine month period ended December 31, 2004, as restated to give effect to the accounting estimate change described in the footnotes to the attached financial statements, the Company had experienced a net loss from continuing operations of ($261,675) and income from discontinued operations of $925,631, based upon total revenues of $4,294,260, for a combined net income of $663,956 after taking into account other income and the provision for income taxes.. The primary reason for the reduced revenues in the current period is that the Company made the decision to focus upon the development of its Aquair subsidiary, as a result of which the Company distributed its Amerikal subsidiary to a group of shareholders in exchange for stock in the Company.

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS.

Over the next twelve months, the Board of Directors has determined to focus the Company on the development of business under its Aquair subsidiary. The Company has distributed its Amerikal subsidiary to a group of founding shareholders, and has sold the rights to the sole asset in its On Line Surgery subsidiary.

Through Aquair, the Company plans to distribute licensed environmentally friendly water generating equipment in the United States and Asia that creates purified drinking water from air for residential and commercial uses. Aquair additionally plans to distribute licensed anti-microbial and anti-scaling technology worldwide as a complement to its licensed clean water generation products. Aquair will be able to provide: (1) pure drinking water from the air, (2) pure drinking water from brackish, polluted, or grey water (3) pure drinking water in places without a direct source of purified water, (4) hassle-free removal of scale and water softening without salt, and (5) a safe, bio-degradable broad based disinfectant that kills bacteria and viruses.

The Company further plans to increase its sales, marketing, and investor relations efforts for the Aquair brand and product line by adding personnel and/or consultants. The fundamental thrust of our marketing strategy will consist of reaching home shoppers, health related businesses, large business accounts, the government, and maritime industry through direct response, direct sales, and strategic partnerships with manufacturers and distributors. The Company also plans to utilize celebrity spokespersons to help establish the Aquair brand and sell its products.

As of December 31, 2005 we had cash and cash equivalents of $395,576, and accounts receivable in the amount of $900. In light of the Company’s distribution of its Amerikal subsidiary and its corresponding revenue, in order to fully execute its business plan for the next twelve months the Company may need to raise additional funds for the marketing and distribution of its Aquair products. The Company has not yet decided upon the specific method of raising additional working capital that may be required to meet its objectives. Additional working capital funds may be obtained through various means, including the future sale of the Company’s equity securities in private or public offerings, debt financing, hybrid financing, trade financing, receivables financing, factoring or any combination of credit, equity and/or debt which the Company can obtain on terms deemed favorable to the Company by the Board of Directors.

The Company has continued its research and testing related to Aquair products and continues to evaluate new products for potential licensing, sale and distribution. The Company may need to purchase additional plant and equipment over the next twelve months, but such purchases and the amounts are contingent upon its business success and overall market conditions. Similarly, the Company may need to increase its workforce to respond to potentially growing business needs, but the amounts and timing cannot be ascertained with certainty at this time.

Off-Balance Sheet Arrangements.

None.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate that the Company will continue in business as a going concern. The Company showed a net loss from continuing operations in the most recent fiscal quarter in the amount of $($332,204). The net loss for the nine months ended December 31, 2005, after taking into account the provision for income tax, and loss from discontinued operations (as discussed in the notes to financial statements attached) is ($1,506,806). The Company financed its operations during the quarter ended December 31, 2005 through the issuance of Notes with warrants issued to various parties, including related parties, in the total amount of $1,313,940. At the end of the fiscal quarter, the Company had cash and cash equivalents of $395,576 available to fund continuing operations. The Company is actively pursuing sources of new financing to fund continuing operations and to achieve its business plan. However, there can be no certainty as to the success of these financing efforts.

The Company can no longer rely on revenues from its distributed subsidiary Amerikal. Therefore, the Company will be developing revenues through its Aquair subsidiary. Aquair has commenced sales and anticipate future sales and revenues from its licensed and patented water generator and the distribution of water-generating equipment under the recently-concluded agreement with Munters Corporation, and potential sales of licensed anti-microbial and anti-scaling products. To date $69,340 of sales have been generated from these product-lines, as selling activity began late in the fiscal quarter ended June 30, 2005 and now has become the focus of the Company.

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

The Company recently granted stock options pursuant to a consulting agreement dated July 18, 2005 among the Company, Aquair, Inc. and General Steve Ritchie. In exchange for sales and marketing services to be rendered for Aquair, Inc. and as partial compensation for services, General Ritchie was granted an option to purchase 100,000 shares of the Company’s common stock, vesting over a three-year period with one third vesting at twelve months from date of execution of the Agreement, one third at twenty-four months, and the final third at thirty six months. As of the date of this agreement, the Company’s common stock was trading at approximately $3.00 per share. Based upon the Black Scholes method of calculation, the Company determined that the fair value of the options granted would be $313,480 over the life of the Agreement. In this quarter, the Company recorded the grant of the options as prepaid compensation in the amount of $26,124 based upon the fair value of that proportion of options vesting in this fiscal quarter. The Company will expense the options as compensation upon the vesting of the options at the end of each year under the agreement.

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

The Company has redirected its business plan and is focusing on its Aquair subsidiary.

Since the Company has distributed its subsidiary Amerikal and sold the rights to the sole asset within its subsidiary On Line Surgery, it has redirected its focus on to its subsidiary Aquair. There can be no assurance that we will be able to replace revenues generated from the Amerikal subsidiary. While management believes the potential for revenue growth remains better in its Aquair business plan, there can be no guarantees that the anticipated results will occur.

If we are unable to obtain additional funding, our business plan may be slowed and if we do obtain additional financing our then existing shareholders may suffer dilution.

We will require additional funds to expand our sales and marketing activities, to support operations, implement our business strategy, and to replace future revenues lost from the distribution of our Amerikal subsidiary. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our business plan. Any additional equity financing may involve dilution to our then existing shareholders.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On August 30, 2005 the Company was served with a lawsuit filed as Case No. 05CC09548 in Orange County, California Superior Court. In the complaint, Universal Communications Systems, Inc. and its subsidiary Atmospheric Water Technologies, Inc. allege defamation, interference with prospective economic advantage, and false advertising, and seek compensatory and punitive damages, and costs against the Company. The Board of Directors believes these claims to be without merit, and has engaged legal counsel to strongly defend these claims. Through our legal counsel, the Company has caused the appropriate legal pleadings to be filed to dismiss the Complaint in this case. The Company believes that any liability it may incur in connection with this case will not have a material adverse effect upon its financial condition or its results of operations.

Other than the foregoing incident or occurrence, the Company is not aware of any litigation, either pending or threatened, and has not been the defendant or plaintiff in any litigation, since the discharge from bankruptcy attributable to its predecessor L.L. Knickerbocker Company, Inc.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 15, 2005, the Company began a private placement offering to accredited investors only under the terms and conditions a Note and Warrant Agreement (“Offering”). The terms of the Offering are a promissory note with an annual interest rate of 8%, with a maturity date of one year after loan. For each dollar loaned the Company via promissory note, the investor is granted a warrant to purchase one share of the Company’s common stock at an exercise price equal to the lowest closing price of the stock as reported by the OTC:BB for the year following the date of warrant grant. These sales are exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), or Regulation D under the Securities Act.

As of December 31, 2005, the Company had entered into seven separate investments with accredited investors totaling $1,313,940 under the terms of the Offering, of which $613,940 was money already loaned to the Company and then converted into an investment in the Offering. The Company has issued warrants for a total of 1,313,940 shares of the Company’s stock pursuant to the Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits.

3.1	Articles of Incorporation of International Beauty Supply Ltd. (“IBS”) filed July 12, 1985. (1)
3.2	Amendment to Articles of Incorporation of IBS filed May 28, 1993. (2)
3.3	Certificate of Amendment to Articles of Incorporation of the L.L. Knickerbocker Company Inc. (“LLK”) filed June 27, 1994. (2)
3.4	Certificate of Amendment to Articles of Incorporation of LLK filed September 29, 1994. (2)
3.5	Certificate of Amendment of the Articles of Incorporation of LLK, filed September 1, 1995. (3)
3.6	Certificate of Amendment of the Articles of Incorporation of LLK, filed June 19, 1996. (3)
3.7	Certificate of Amendment to the Articles of Incorporation of LLK filed April 22, 1999. (2)

3.8	Certificate of Amendment to the Articles of Incorporation of the L.L. Knickerbocker Company Inc. filed January 9, 2003. (3)
3.9	Bylaws of the L.L. Knickerbocker Company Inc. (4)
4.1	Form of Note and Warrant Agreement, filed herewith.
10.1	Consulting Agreement between Aquair, Inc. and Brig. General Steve Ritchie dated July 18, 2005, filed November 14, 2005. (5)
10.2	Master Separation and Distribution Agreement dated November 15, 2005, filed November 16, 2005 (6)
10.3	Distribution Agreement entered into between Aquair, Inc. and Locke Media dated August 30, 2005 filed November 14, 2005. (5)
10.4	Agreement entered into between Aquair and Entech Sales dated November __, 2005, filed herewith.
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, filed herewith.

1  Incorporated by reference to the L.L. Knickerbocker Co., Inc. Form SB-2 Registration Statement No. 33-85230-LA as filed on October 13, 1994.
2  Incorporated by reference to L.L. Knickerbocker Co., Inc. Form 10-K as filed on April 14, 2000.
3  Incorporated by reference to the Company’s Form 10-KSB, as filed on June 29, 2005.
4  Incorporated by reference to the L.L. Knickerbocker Co., Inc. Annual Report on Form 10-KSB as filed on March 29, 1995.
5 Incorporated by reference to the Company’s Form 10-QSB, as filed on November 14, 2005
6 Incorporated by reference to the Company’s Form 8-K, as filed on November 16, 2005

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R G Global Lifestyles, Inc.

Signature	Title	Date

Louis L. Knickerbocker	Chairman of the Board, CEO	February 21, 2006

William C. Hitchcock	Chief Financial Officer	February 21, 2006