Form 10KSB
period 2006-03-31
RG GLOBAL LIFESTYLES INC
filed 2006-06-30
CIK 932136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended MARCH 31, 2006.

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

Common Stock $.001 par value
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

The issuer’s revenues for the most recent fiscal year were $69,340.

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 28, 2006 was $8,151,193.

 ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer’s Common Stock as of June 28, 2006 was 17,650,000.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents as filed by the Company or its predecessors are incorporated by reference herein: Form 8-K as filed August 23, 2004, Form SB-2 Registration Statement No. 33-85230-LA as filed on October 13, 1994, Form 10-K as filed on April 14, 2000, Form 10-KSB as filed on March 29, 1995.

Certain information contained in the Proxy Statement to be filed for the 2006 Annual Meeting of Stockholders of the issuer is also hereby incorporated by reference into Part III of this Form 10-KSB.

TABLE OF CONTENTS

PAGE

Cautionary Statement Regarding Forward-Looking Information

PART I

ITEM 1. DESCRIPTION OF BUSINESS

ITEM 2. DESCRIPTION OF FACILITIES

ITEM 3. LEGAL PROCEEDINGS

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 7. FINANCIAL STATEMENTS

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 8A. CONTROLS AND PROCEDURES

ITEM 8B. OTHER INFORMATION

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

ITEM 10. EXECUTIVE COMPENSATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13. EXHIBITS

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Form 10-KSB, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe", "anticipate", "expect" and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

These risks include, among others, the following: increased competitive pressures from existing competitors and new entrants; deterioration in general or regional economic conditions; adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations; ability to grow business in its Aquair subsidiary and meet or exceed its return on shareholders’ equity target, which will depend on the Company’s ability to manage its capital needs and the effect of business and/or acquisitions; ability to successfully replace revenues of its distributed subsidiary Amerikal; any unforeseen liabilities in value beyond the escrowed reserve resulting from the Amerikal distribution; if acquisitions are made, the costs and successful integration of acquisitions; barriers in trade with foreign countries or tariff regulations and other United States and foreign laws; political and economic instability and changes in monetary policy of the foreign countries we currently do business in; loss of customers or sales weakness; inability to achieve future sales levels or other operating results; ability to produce or retain licensing rights to new products; the continuation of favorable trends, including the drop in affordable potable water globally; outcomes and costs associated with litigation and potential compliance matters; inadequacies in the Company’s internal control over financial reporting, which could result in inaccurate or incomplete financial reporting; key management or other unanticipated personnel changes; the unavailability of funds for capital expenditures; operational inefficiencies in distribution or other systems; and other risk factors referenced in this and other filings made with the Securities and Exchange Commission.

Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

The safe harbors of forward-looking statements provided by Section 21E of the Securities Exchange Act of 1934 are unavailable to issuers of penny stock. Our shares may be considered penny stock and such safe harbors set forth under the Private Securities Litigation Reform Act of 1995 may not be available to us.

As used in this Form 10-KSB, unless the context requires otherwise, "we", "us" or the "Company" means RG Global Lifestyles, Inc. and its subsidiaries.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

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

Reverse Merger

Subsequent to the bankruptcy reorganization, the Company sought alternative business opportunities and worked to develop the Company’s new business plan through merger and consolidation with other entities.  In furtherance of this plan, in July of 2004, the Company entered into an Agreement and Plan of Reorganization, (the “Plan of Reorganization”), among Amerikal International Holding, Inc. (“AIH”), the Company, Horst Geicke, and the shareholders of Amerikal International Holding, Inc. (the “AIH Shareholders”).  Pursuant to the Plan of Reorganization, the Company acquired all of the outstanding shares of AIH from the AIH Shareholders in exchange for the issuance by the Company to the AIH Shareholders of an aggregate of 1,934,880 shares of the Company’s common stock (“Common Stock”). The Plan of Reorganization also provided for the transfer by an entity controlled by Horst Geicke to the AIH Shareholders of an aggregate of 16,630,607 shares of the Company’s Common Stock held by the entity in exchange for nominal consideration.  Prior to the consummation of the transactions contemplated by the Plan of Reorganization, Horst Geicke beneficially held 90% of the outstanding Common Stock of the Company.  Immediately following the transactions, the Company had an aggregate of 21,462,000 shares of Common Stock issued and outstanding, and the AIH Shareholders held an aggregate of 18,530,607 shares, or 86.34%, of the Company’s Common Stock issued and outstanding.  Thus, at the close of the transactions, the former shareholders of AIH controlled the voting power of a majority of the Company’s Common Stock.  The Common Stock issued in the course of the reverse merger transaction was recorded at the net book value of the Company’s assets on the acquisition date. As a result of the reverse merger, the Company caused AIH to be acquired by the Company pursuant to a Certificate of Ownership filed with the California Secretary of State on August 12, 2004 and Articles of Merger filed with the Nevada Secretary of State on August 17, 2004.  The Company continued as the surviving entity in the reverse merger, and held AIH as a wholly owned subsidiary (“Amerikal”).

Aquair, Inc.

In October, 2004 the Company formed Aquair, Inc. as a wholly owned subsidiary and California corporation (“Aquair”). Aquair was formed to fulfill the Company’s mission to distribute environmentally friendly water generating equipment that creates purified drinking water from air for residential and commercial uses, distribute anti-microbial and anti-scaling technology worldwide, and to pursue other water-related technologies and opportunities.

Reinstatement on OTC Bulletin Board

In January 2005, the Company received clearance for quotation of its Common Stock on the over-the counter Bulletin Board (“OTC Bulletin Board”), under the symbol “RGBL.”

Amerikal Nutraceutical Corp.

On October 1, 2005 the Company distributed its wholly owned subsidiary Amerikal to a group of founding AIH shareholders in exchange for approximately 7,500,000 million shares of common stock of the Company. The distribution reduced the outstanding shares of the Company at that time from approximately 25 million to approximately 17 million, and allowed management to concentrate its efforts on implementing and executing its Aquair business plan. As part of the distribution, the purchasing shareholders set aside 315,561 shares of Company common stock into an escrow account as a reserve against any unforeseen liabilities arising from the distribution. The Company does not anticipate recognition of gain or loss as a result of the distribution.

On Line Surgery, Inc.

In January 2005, the Company issued 200,000 shares of its restricted common stock to acquire rights to an Internet portal known as On Line Surgery. Subsequently, in the quarter ended June 30, 2005, the Company formed On Line Surgery, Inc. as a wholly owned subsidiary and California Corporation (“On Line Surgery”), to develop the advertising potential of this web portal for the Company’s then existing nutraceutical product line, as well as to generate advertising revenue from physicians and other potential customers.

During the quarter ending December 31, 2005, the Company sold its rights to the url “www.onlinesurgery.com”, the sole asset related to On Line Surgery, for $20,000. On Line Surgery never commenced operations, and was dissolved by the Company during the fourth quarter of the fiscal year ended March 31, 2006.

Business of Issuer

Aquair

After the distribution of Amerikal and sale of assets related to Online Surgery during the fiscal year March 31, 2006, the Company only has remaining operations in its sole subsidiary Aquair.

Aquair distributes licensed environmentally-friendly atmospheric water generating equipment that creates purified drinking water from air for residential and commercial uses, and converts brackish, polluted, or grey water to purified water. Aquair plans to distribute (i) “anti-microbial” water technology; (ii) “anti-scaling” water technology; (iii) potable bottled water generated from commercial and industrial water generation and filtration technologies; (iv) potable water via mobile air to water units in geographic regions where no solution exists for purified drinking water; and (v) other water-related technologies.

Aquair’s marketing strategy will focus on customers in medical related businesses, home shoppers via television and internet, pharmaceutical related businesses, large businesses within office buildings, large construction companies, maritime vessels and offshore rigs, and large restaurant and grocery store chains. Additionally, the Company will pursue government agencies through its agent Policy Impact.

Principal Products and Services, and Distribution Methods

After the distribution of Amerikal and sale of assets related to Online Surgery during the fiscal year March 31, 2006, the Company only has remaining products and services, and distribution methods in its sole subsidiary Aquair

Aquair markets and distributes atmospheric water generators that precipitate drinking water from air for residential and/or small office uses. The water generating machine has been tested in various locations. As of March 31, 2006, the Company has sold units to customers in the U.S. and Asia, and anticipates further sales. Aquair continues to search for new manufacturers of similar and/or improved atmospheric water generators and may add different suppliers or switch suppliers altogether in the future as opportunities arise.

Aquair has acquired the right to distribute and sell Munters Corp. (“Munters”) atmospheric water generating equipment products to the commercial and residential building industry, government agencies, shipping industry and the oil and gas industry. Additionally, Aquair has the right to bottle potable water generated by Munters new patented technology. This agreement is effective worldwide, with the exclusion of Thailand, Indonesia, Singapore and Malaysia.

Aquair had distributed its atmospheric water generation products directly to customers, but plans to utilize strategic partners, and redistribution and/or reseller channels to increase sales volume.

In furtherance of this plan, Aquair has: (1) contracted with Locke Media whereby Locke is the exclusive distributor in Vietnam for the Company’s home/office model of atmospheric water generators; (2) entered into a relationship with Entech Sales and Service, whereby Entech will work in conjunction with Aquair and Munters in the engineering, design and bidding on sales of total water solutions using Aquair licensed products and technology; and (3) entered into a strategic alliance with Hendrx Corp. to share in the manufacture and marketing of advanced reverse osmosis filtration systems, air-to-water technology, and anti-scaling technology.

Status of Publicly Announced New Products and Services

On April 10, 2006, Aquair announced that it is the sole worldwide distributor and marketer to the proprietary air to water filtration products using Peltier technology manufactured by M&T Technologies LLC. The first product to be manufactured will be the home/office model atmospheric water generator. Initially Aquair will market and distribute the products as manufactured by M&T; at a later date, Aquair will be granted a license by M&T to manufacture, market and distribute the newly developed products using the Peltier technology.

As previously announced in the Company’s Form 10-QSB as of December 31, 2005, Aquair is still in ongoing negotiations to partner with Roam Chemie, a privately-held industrial chemical company located in Belgium, to enter into a definitive agreement to distribute and market a select group of their proprietary chemical compounds and unique water treatment products worldwide. The parties have executed a non-binding letter of intent, and anticipate an executed definitive agreement in the following quarter.

As previously announced in a press release dated March 10, 2006, Aquair is engaged in continued negotiations to retain Farrah Fawcett as a celebrity spokesperson for Aquair products. At that time the parties had entered into a non-binding letter of intent, however, Aquair is uncertain whether a definitive agreement will be reached.

Competition

After the distribution of Amerikal and sale of assets related to Online Surgery during the fiscal year March 31, 2006, the Company only has remaining competition in relation to the operations, products and markets of its sole subsidiary Aquair.

The international market for water generation, water treatment and bottled water is substantial. Our key competitors in the bottled water industry include Nestle, Danone, Coca-Cola, and PepsiCo. Our key competitors in the residential and small office water generation sector are Nestle and DS Waters. Our key competitors in the water filtration market include Kinetico, Culligan, Rainsoft and Oasis.

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

Principal Suppliers

After the distribution of Amerikal and sale of assets related to Online Surgery during the fiscal year March 31, 2006, the Company only has remaining principal suppliers that relate to the products of its sole subsidiary Aquair.

During the fiscal year ended March 31, 2006, the Company was supplied with its atmospheric water generator products by Munters and Dong Yang. However, moving forward the Company intends to have Munters and Hendrx be the principal suppliers of the Company’s atmospheric water generation products, as well as any other suppliers that the Company deems appropriate for this product sector and its other planned technologies.

Dependence on One or a Few Major Customers

After the distribution of Amerikal and sale of assets related to Online Surgery during the fiscal year March 31, 2006, the Company’s sole remaining sale activity involved the sale of water generator equipment in the United States and Asia through its Aquair subsidiary. During the fiscal year ended March 31, 2006, the Company’s sales were showed the following concentrations: export sales as a percentage of revenues were 84.4% and 100% for the twelve months ended March 31, 2006, and 2005 respectively. During the twelve months ended March 31, 2006 and 2005, for continuing operations, sales to a single customer were 84.4% and 100% of total sales, respectively. For discontinued operations (Amerikal Nutraceutical Corporation), during the twelve months ended March 31, 2006 and 2005, sales to a single customer were 58.5% and 80.6%, respectively.

Intellectual Property

After the distribution of Amerikal and sale of assets related to Online Surgery during the fiscal year March 31, 2006, the Company only has remaining intellectual property issues in relation to its sole subsidiary Aquair. The Company did not have any intangible assets on its balance sheet as of March 31, 2006; however, the Company owns several live trademarks, including the word mark “Aquair.”.

The Company distributes Munters products under licenses granted by Munters. The technology underlying Aquair’s products licensed from Munters is protected by three patents owned by Munters and others pending.

Government Approval

After the distribution of Amerikal and sale of assets related to Online Surgery during the fiscal year March 31, 2006, the Company only has remaining government approval issues in relation to the products of its sole subsidiary Aquair

For Aquair, government approval was not applicable during the fiscal year ended March 31, 2006, however the Company plans on distributing certain water “anti-microbial” technologies which may require, depending on product usage, certain approvals, licensing and/or permits from the United States Food and Drug Administration or their similar counterpart agencies overseas.

Effect of Any Existing or Proposed Government Regulations

None.

Research and Development Costs

For the fiscal year ended March 31, 2006, the Company spent $4,086 on laboratory work and product development expenses in testing of the Aquair products.

Cost and Effects of Compliance with Environmental Laws and Regulations

Not applicable.

Employees

As of March 31, 2006, the Company employed three employees comprised of the Company’s Chief Executive Officer, Chief Financial Officer and Vice President of Sales. The Company retains consultants on an as needed basis, and may need to hire additional employees during the fiscal year ending March 31, 2007.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS

RISKS RELATING WITH OUR BUSINESS AND MARKETPLACE

Our business, financial condition and operating results can be impacted by a number of factors, any of which could cause our actual results to vary materially from recent results or from our anticipated future results. You should carefully consider the following risk factors that may affect the Company. The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our Company. If any of these or other risks actually occur, our business, financial condition and results of operations could be materially and adversely affected, which in turn could materially and adversely affect the trading price of our common stock.

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

ཉ	Deliver to the customer, and obtain a written receipt for, a disclosure document;
ཉ	Disclose certain price information about the stock;
ཉ	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
ཉ	Send monthly statements to customers with market and price information about the penny stock; and
ཉ	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

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

ITEM 2. DESCRIPTION OF PROPERTY

On October 1, 2004, Aquair entered into a month-to-month rental agreement with Pinnacle International, Inc., a California corporation which is wholly owned by Louis Knickerbocker (“Pinnacle”), the Chief Executive Officer and Chairman of the Board of Directors of the Company.  The agreement is for 3,000 square feet of office space located at 30021 Tomas, Suite 200, Rancho Santa Margarita, California 92688 and office support services at a fair market rate of $6,000 per month. During the fiscal year ended March 31, 2006, the Company expensed $72,177 of rent to related party under this agreement.

 ITEM 3. LEGAL PROCEEDINGS

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

Other than the foregoing lawsuit, the Company is not aware of any litigation, either pending or threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s Common Stock trades on the OTC Bulletin Board under the symbol “RGBL.” The following tables set forth the high and low bid information for the common stock for each quarter within the last fiscal year.

QUARTERLY COMMON STOCK PRICE RANGES

Quarter Ended	High	Low
June 30, 2005	$5.45	$1.25
September 30, 2005	$4.52	$1.70
December 31, 2005	$2.40	$1.05
March 31, 2006	$1.45	$0.60

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

There were approximately 3,200 holders of record of the Company’s Common Stock as of March 31, 2006.

Dividends

The Company has not paid any dividends on its Common Stock since emerging from the Chapter 11 bankruptcy proceeding in September 2002 and does not anticipate paying dividends in the foreseeable future.  There are no restrictions on the Company’s present ability to pay dividends to shareholders of its Common Stock, other than those prescribed by California law.

Securities authorized for issuance under equity compensation plans

During the fiscal year ended March 31, 2006 the Company issued options to purchase 100,000 shares of the Company’s common stock to a consultant who later became a director (a related party) as described below in Recent Sales of Unregistered Securities, and as further described in Notes to Financial Statements, Note 12 (“Options and Warrants.”) In addition, the Company issued warrants for purchase of 120,000 shares of common stock of the Company to a third party consultant, as further described below and in Note 12 to the Financial Statements. The Company also entered into a legal retainer agreement which provided that the Company shall issue warrants to purchase 25,000 shares of common stock of the Company, as described below and in Note 12 to the Financial Statements.

Recent Sales of Unregistered Securities

Fiscal Year Ended March 31, 2006

The Company granted options to purchase 100,000 shares of Company common stock pursuant to a consulting agreement dated July 7, 2005 between the Company, Aquair and Hon. Brig. Gen. Steve Ritchie.
Mr. Ritchie subsequently became a Director of the Company (a related party). The option shares vest at the rate of one third at the end of each 12 months under the agreement. The Company determined the fair market value of the options as of the date of the grant at $346,379 using the Black Scholes valuation method. In recognition of the equitable obligation to issue the options in the event of the death or disability of the consultant, the Company has reflected the portion of the options ratably earned between the inception of the agreement and March 31, 2006 in the amount of $81,855 in a special equity account entitled “Prepaid Compensation.” Upon the occurrence of the vesting events, the Company will issue the vested options, and reduce prepaid compensation and increase commission expenses. See note 12 “Options and warrants” to the financial Statements.

Beginning on November 15, 2005, the Company began a private placement offering to accredited investors only under the terms and conditions of a Note and Warrant Agreement (“Offering”). The terms of the Offering are a non-convertible promissory note with an annual interest rate of 8%, with a maturity date of one year after loan; and for each dollar loaned the Company via promissory note, the investor is granted a cashless warrant to purchase one share of the Company’s common stock at an exercise price equal to the lowest closing price of the stock as reported by the OTC:BB for the year following the date of warrant grant (“Warrant”). These sales are exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act of 1933, as amended, or Regulation D of the Securities Act. As of March 31, 2006, under the terms of the offering the Company has issued an aggregate of 1,613,940 shares of common stock as Warrants (See Notes to Financial Statements, Note 5 - Notes Payable, and Note 12 - Options and warrants.)

During the fiscal year ended March 31, 2006, the Company received 7,500,000 shares of its common stock pursuant to the distribution of Amerikal (See Notes to Financial Statements, Note 2 - Discontinued Operations). On November 15, 2005, the board of directors of the Company resolved to cancel these shares. The cancellation was completed prior to March 31, 2006.

In the third quarter 2005 the Company entered into a legal retainer agreement with legal counsel providing for the issuance of warrants to purchase 25,000 shares of the Company’s common stock at $2.00 per share, in prepayment of legal services to be rendered by the law firm on behalf of the Company. The warrants vest over ten months from the inception of the agreement in September 2005, and expire five years after the vesting date in July, 2006. The warrants have been attributed a value of $66,963 using the Black Scholes method of valuation. The Company has reflected $43,350 of this value as Prepaid Compensation for the period from the inception of the agreement to March 31, 2006. The legal retainer agreement further provides that one third of all legal fees and all costs will be paid in cash during the legal services representation, and the balance (including the 25,000 warrants referred to above) shall be paid in warrants. In the event that the legal fees exceed the face value of the warrants already issued, or $50,000, additional warrants will be issued on the same terms and price.

On March 16, 2006, the Company entered into an agreement with a consultant to issue warrants to purchase 120,000 shares of the Company’s common stock as compensation for services to be rendered over the period of one year. The warrants vest ratably over the year at the rate of 1/12 at the end of each month under the agreement. The Company has valued the warrants at $64,205 as of the date of the grant based upon the Black Scholes method of valuation. The Company has reflected the entire value of the warrant grant as prepaid compensation as of March 31, 2006.

During the fiscal year ended March 31, 2006 none of the holders of options or warrants exercised any of the options or warrants held by them. There have been no other issuances of options or warrants by the Company in the year ended March 31, 2006. See Notes 5 and 12 to the Financial Statements.

Fiscal Year Ended March 31, 2005

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

Use of Proceeds

We used the net proceeds from the Company's private placement offerings that included warrants to purchase the Company’s common stock for the fiscal year ended March 31, 2006 as reported on our Quarterly Reports on Form 10-QSB for general corporate purposes.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

Overview

After the distribution of Amerikal and sales of assets related to Online Surgery during the fiscal year ended March 31, 2006, the Company only has operations in its sole subsidiary Aquair.

Aquair distributes licensed environmentally-friendly atmospheric water generating equipment that creates purified drinking water from air for residential and commercial uses, and converts brackish, polluted, or grey water to purified water. Aquair plans to distribute (i) “anti-microbial” water technology; (ii) “anti-scaling” water technology; (iii) potable bottled water generated from commercial and industrial water generation and filtration technologies; (iv) potable water via mobile air to water units in geographic regions where no solution exists for purified drinking water; and (v) other water-related technologies.

Aquair’s marketing strategy will focus on customers in medical related businesses, home shoppers via television and internet, pharmaceutical related businesses, large businesses within office buildings, large construction companies, maritime vessels and offshore rigs, and large restaurant and grocery store chains. Additionally, the Company will pursue government agencies through its agent Policy Impact.

Aquair currently distributes its products directly to customers but plans to utilize strategic partnerships, and redistribution and reseller channels to increase sales volume.

Changes in Plan of Operations

During the fiscal year ended March 31, 2006, the Company embarked upon a strategy to focus its product lines and its customer base in to the clean water technologies via Aquair. The Company distributed its nutraceutical subsidiary Amerikal and ceased operations in that sector, and sold the assets to online surgery portal subsidiary Online Surgery (a subsidiary that never commenced operations). These new strategies have only recently been implemented, and there can be no assurance of their profitability or success.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	2006	2005
Income Statement Data
Revenue from operations	69,340	$5,504,036
Gross profit (Loss)	27,313	$2,790,547
Income (Loss) from operations	(848,858)	$1,015,846
Net Income (Loss)	(2,036,561)	$502,413
Net Income (Loss) per Share	(.12)	$.02
Balance Sheet Data
Total Assets	685,118	$1,149,753
Total Liabilities	1,045,590	$512,680
Stockholders’ Equity (deficit)	(360,472)	$637,073

Year Ended March 31, 2006 Compared to Year Ended March 31, 2005

The following discussion compares financial statement results for the Company as filed on forms 10-KSB for the years ended March 31, 2006 and 2005. The financial statements as filed for the year ended March 31, 2005 included results from the Amerikal Nutraceutical subsidiary, which was distributed during the current fiscal year.  For purposes of comparison of the balance sheet and operations of the continuing entities only, please see the Statement of operations and Note 3-Pro forma Financial Statements of continuing Entities. The net loss for the fiscal year ended March 31, 2006 was ($2,036,561) after taking into account the loss on distribution of discontinued operations of ($1,209,636), compared with net income of $502,413 for the fiscal year ended March 31, 2005. The primary reason for the decrease was that the Company divested itself of certain operations in order to focus on Aquair, whereas the Company had experienced a strong demand for its nutraceutical products in the previous fiscal year, which in turn were the result of the expenditure of significant advertising and marketing funds in the fiscal year ending March 31, 2004.  The Company generated gross revenues of $69,430 during the twelve months ended March 31, 2006 compared with gross revenues of $5,504,036 in the previous fiscal year ended March 31, 2005.

During the fiscal year ended March 31, 2006, the Company recognized prepaid compensation in the amount of $189,410 for warrants and options issued to consultants and attorneys for services to be rendered to the Company. In addition, the Company expensed $72,177 in rent paid to a company owned by a related party during the year ended March 31, 2006. During the current fiscal year ended March 31, 2006, no stock based compensation was issued by the Company except as described in Footnotes to Financial Statements, Note 12 “Options and warrants ”. By contrast, in the prior fiscal year, the Company issued $225,500 in stock based compensation issued to officers, directors, founders and attorneys for services rendered.

The Company expended no cash for salaries and wages during fiscal year ended March 31, 2006 as compared to $249,438 during the fiscal year ended March 31, 2005. The reason for the decrease in this category of expense is primarily attributable to the distribution of the Amerikal subsidiary during the fiscal year.   However, the Company paid cash of $207,352 for outside consulting services during the current fiscal year, as compared to $218,317 spent in this category during the prior fiscal year.  The Company believes that it is likely to continue to hire consultants on an as-needed basis in the future, which will likely be reflected as an increase in this category of expense in the future. The Company anticipates paying salaries and wages to its officers during the future, based upon the availability of cash to do so.

The Company’s general and administrative expenses decreased to $254,810 in the current fiscal year from $256,201 a year prior. In the fiscal year ended March 31, 2005, the Company paid $300,000 in cash to acquire the right to distribute certain products in Indonesia through its Amerikal subsidiary, which was the fair value of the rights on the date of purchase. The Company was amortizing the value of this asset over a period of three (3) years, which was the useful life of the distribution agreement.  During the fiscal year ended March 31, 2006, the net value of this intangible asset was distributed along with other net assets of Amerikal. During the fiscal year ended March 31, 2006 the Company had no fixed assets after the distribution of net assets of the Amerikal subsidiary, compared to $18,347 in the prior fiscal year. Accordingly, the Company did not recognize any expense for depreciation or amortization in the fiscal year ended March 31, 2006, compared to $76,430 of similar expenses in the fiscal year ended March 31, 2005.

The Company spent $10,946 in advertising and marketing in fiscal year ending March 31, 2006, compared with spending $588,074 the prior fiscal year.  The primary reason for the decrease in advertising expenditures was the distribution of the Amerikal subsidiary during the fiscal year, and the Company’s decision to focus upon sales and distribution of atmospheric water generating equipment under its Aquair subsidiary during the remainder of the fiscal year. While the Company’s reduction in expenditures for advertising and marketing in the most recent fiscal year may have an adverse impact upon immediate future sales growth, the Company is planning an aggressive advertising and marketing campaign for its Aquair product lines in the coming fiscal year.

The Company has made a provision for federal and state income taxes in the amount of $(314) during the fiscal year ending March 31, 2006, as compared with a provision for federal and state income taxes in the amount of $440,364 during the fiscal year ending March 31, 2005. The primary reason for the reduction in accrued income tax liability is the net loss from operations incurred by the Company in its current fiscal year, as compared to net income earned in the prior fiscal year.

The Company accrued interest expenses on notes payable in the amount of $53,002 during the current fiscal year, and incurred finance charges attributable to warrants issued to related parties in the amount of $181,769 and finance charges attributable to warrants issued to unrelated parties in the amount of $125,133 during the year ended March 31, 2006. The Company also recognized a gain of $10,000 on the sale of its rights to the URL On Line Surgery during the fiscal year. After taking into account interest income, the Company incurred total other expenses of $349,621 in the current fiscal year, as compared to $73,069 of other expenses in the fiscal year ended March 31, 2005.

Interest income decreased from $1,370 the previous fiscal year to $283 during the fiscal year ending March 31, 2006.

Liquidity and Capital Resources

At March 31, 2006, the Company had $346,661 of cash or cash equivalents available, as compared to $159,661 of cash or equivalents at March 31, 2005. The Company had $176,022 of prepaid expenses and prepaid inventory at March 31, 2006 compared to $7,967 of similar prepaid expenses in the prior period ended March 31, 2005. The primary source of the increase in these balance sheet categories is the proceeds from notes payable discussed below and in the Notes to Financial Statements, Note 5-Notes Payable.

At March 31, 2006, the Company had accumulated earnings (deficit) of ($1,693,794) as compared to net accumulated earnings of $342,767 in the fiscal year ended March 31, 2005. The primary reason for the change in accumulated earnings of the company was the loss attributable to the distribution of its Amerikal subsidiary in the amount of ($1,209,636). Net cash (used) by operating activities was ($1,390,907) for the fiscal year ended on March 31, 2006, compared to $328,822 of net cash provided by operating activities for the year ended March 31, 2005.

Net cash (used) by investing activities in the year ended March 31, 2006 was ($36,033), as compared to ($319,777) of cash used to acquire fixed and intangible assets during the fiscal year ended March 31, 2005.

The company generated net cash from financing activities in the amount of $1,613,940 during the current fiscal year, as compared to net cash (used) by financing activities in the prior fiscal year of ($30,429). The reason for the foregoing change in net cash from financing activities was as follows: in order to supplement its cash flow requirements, as of March 31, 2006, the Company raised capital through a private placement financing wherein the company issued a combination of debt in the form of promissory notes and equity in form of warrants to purchase Company common stock.  In total, the Company issued promissory notes for a total of $1,613,940 in the fiscal ended March 31, 2006. In view of the demand for the Company’s launch of its product lines of water generating and cleansing equipment and technologies under Aquair, it is anticipated that the Company will be required to seek out additional sources of financing in the near future.  The Company has recently announced the placement of secured convertible promissory notes in the amount of $2 million as of June 2006. See Notes to Financial Statements, Note 16, Subsequent Events. However, there is no certainty that this amount of investment capital will be sufficient to fulfill the Company’s future cash flow needs, and therefore the Company may be required to seek additional sources of financing in the future. Again, there can be no assurance that the Company will be successful in locating such alternate sources of financing or that the terms of any such financing will be favorable to the Company. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations.

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

ITEM  8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this Item is incorporated herein by reference to the Sections entitled "Election of Directors" and "Executive Officers" in the Proxy Statement.

ITEM 10.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Sections entitled "Executive Compensation" and "Directors' Compensation" in the Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the Sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Section entitled "Certain Relationships and Related Transactions" in the Proxy Statement.

ITEM 13.   EXHIBITS

Exhibit Number	Description
2.0	Agreement and Plan of Reorganization dated July 8, 2004.(1)
3.1	Articles of Incorporation of International Beauty Supply Ltd. (“IBS”) filed July 12, 1985.(2)
3.2	Amendment to Articles of Incorporation of IBS filed May 28, 1993.(2)
3.3	Certificate of Amendment to Articles of Incorporation of the L.L. Knickerbocker Company Inc. (“LLK”) filed June 27, 1994.(2)
3.4	Certificate of Amendment to Articles of Incorporation of LLK filed September 29, 1994.(2)
3.5	Certificate of Amendment of the Articles of Incorporation of LLK, filed September 1, 1995. (5)
3.6	Certificate of Amendment of the Articles of Incorporation of LLK, filed June 19, 1996. (5)
3.7	Certificate of Amendment to the Articles of Incorporation of LLK filed April 22, 1999.(3)
3.8	Certificate of Amendment to the Articles of Incorporation of the L.L. Knickerbocker Company Inc. filed January 9, 2003. (5).
3.9	Bylaws of the L.L. Knickerbocker Company Inc.(4)
14.1	Code of Ethics (5)
21.1	Subsidiaries
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
[Missing _________________
(1)  Incorporated by reference to the Company’s report on Form 8-K as filed August 23, 2004.
(2)  Incorporated by reference to the L.L. Knickerbocker Co., Inc. Form SB-2 Registration Statement No. 33-85230-LA as filed on October 13, 1994.
(3)  Incorporated by reference to L.L. Knickerbocker Co., Inc. Form 10-K as filed on April 14, 2000.
(4)  Incorporated by reference to the L.L. Knickerbocker Co., Inc. Annual Report on Form 10-KSB as filed on March 29, 1995.
(5) Incorporated by reference to the Company’s Annual Report on Form 10-KSB as filed on June 24, 2005.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Beckstead & Watts, LLP, Certified Public Accountants (“Beckstead”)

Beckstead was our independent auditor and examined our financial statements for the fiscal years ending March 31, 2005 and March 31, 2006.  Beckstead performed the services listed below and was paid the fees listed below for the fiscal years ended March 31, 2005 and March 31, 2006.

Kellogg and Anderson, Certified Public Accountants (“Kellogg”)

Kellogg was our tax advisor for the fiscal years ending March 31, 2006 and March 31, 2005.  Kellogg performed services listed below and was paid the fees listed below for the fiscal years ending March 31, 2006 and March 31, 2005.

Audit Fees

Beckstead was paid aggregate fees of approximately $90,000 for the fiscal year ended March 31, 2005 and approximately $83,500 for the fiscal year ended March 31, 2006 for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during these fiscal years.

Audit Related Fees

Beckstead was not paid additional fees for either of the fiscal years March 31, 2005 or March 31, 2006 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

Kellogg was paid fees of $5,000 for the fiscal year ended March 31, 2005, and fees of $8,177.50 for the fiscal year ended March 31, 2006 for professional services rendered for tax compliance, tax advice and tax planning during these fiscal years.

All Other Fees

Kellogg was not paid any other fees for professional services during the fiscal years ended March 31, 2005 and March 31, 2006.

Beckstead was not paid any other fees for professional services during the fiscal year ended March 31, 2005, however, Beckstead was paid $5,000 for professional services in connection with the accounting for the distribution of Amerikal during the fiscal year ended March 31, 2006.

Audit Committee

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the Company constituted an Audit Committee in September 2004. As of March 31, 2006, the audit committee consisted of six (6) members, including one outside Director, an outside financial expert, the CFO, CEO, COO and the Secretary of the Company.  The Audit Committee functions independently of Management of the Company, pursuant to its Charter, and there is no delegation of audit committee responsibilities to management. Effective as of April 30, 2006 the Company received and accepted the resignation of Bruce Thomsen as a Director of the Company and as a member of the audit committee. The audit committee thanks Mr. Thomsen for his diligent participation in the activities of the committee during his tenure. The Company is currently seeking a replacement for the vacancy created by Mr. Thomsen’s resignation.

The Audit Committee met four (4) times during the fiscal year ended March 31, 2006, and met twice during the fiscal year ended March 31, 2006.  The Audit Committee has four (4) scheduled meetings for the fiscal year ended March 31, 2007. During Audit Committee meetings, by vote of the majority of members of the Committee, various members were assigned to investigate and report to the Committee regarding different areas of internal controls and accounting oversight matters.  The Internal Controls Memorandum was divided among all members, for review, response, discussion and eventual compilation.  This Internal Controls Memorandum has been reviewed and updated by members of the Audit Committee four (4) times since the inception of the Company, including once on March 2006.

Among the policies and procedures adopted by the Audit Committee is the requirement that Mr. David Koontz, CPA, outside financial expert to the Audit Committee, is charged with the responsibility for investigation, contact, and negotiation with the independent auditor regarding audit and review fees incurred during the fiscal year.  In accordance with the requirements of paragraph (c) (7) (i) of Rule 2-01 of Reg S-X, Mr. Koontz made all necessary contact, inquiry, and recommendations to the Audit Committee, in order to enable the Committee to approve all (100%) of the independent auditing fees and quarterly review fees, in advance, for the conduct of the audit for the fiscal year ended March 31, 2006, and for the quarterly reviews for the periods ending June 30, September 30, and December 31, 2006.  Subsequent to the association of Mr. Koontz as the outside Financial Expert, no part of the pre-approval policies and procedures for the foregoing specified services has been delegated to management. Mr. Koontz was further consulted in connection with the Audit Committee’s review and recommendations to management concerning the proposed distribution of the Amerikal Nutraceutical subsidiary to a group of shareholders effective as of October 1, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

R G GLOBAL LIFESTYLES, INC.

Dated: June 30, 2006	/s/ Louis L. Knickerbocker
By: Louis L. Knickerbocker,
Chief Executive Officer,
Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis L. Knickerbocker	Chairman of the Board,	June 30, 2006
Louis L. Knickerbocker	Chief Executive Officer

/s/ William C. Hitchcock	Chief Financial Officer	June 30, 2006
William C. Hitchcock

/s/ Grant King	Director	June 30, 2006
Grant King

/s/ Horst Geicke	Director	June 30, 2006
Horst Geicke

/s/ Steve Ritchie	Director	June 30, 2006
Steve Ritchie

/s/ Joseph Murray	Director	June 30, 2006
Joseph Murray

/s/ Budy Hartano	Director	June 30, 2006
Budy Hartano

Beckstead and Watts, LLP
Certified Public Accountants
2425 W Horizon Ridge Parkway
Henderson, NV 89052
702.257.1984 (tel)
702.362.0540 (fax)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
RG Global Lifestyles, Inc.

We have audited the accompanying consolidated balance sheet of R.G. Global Lifestyles, Inc. and subsidiaries (the “Company”), as of March 31, 2006 and 2005, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of R.G. Global Lifestyles, Inc. and subsidiaries as of March 31, 2006 and 2005, and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has an accumulated deficit and a net loss in the current year. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Beckstead and Watts, LLP
June 23, 2006

R.G. Global Lifestyles, Inc. and subsidiaries

Consolidated Balance Sheets
as of
March 31, 2006 and 2005

and

Consolidated Statement of Operations,
Stockholders’ Equity, and
Cash Flows
For the years ended
March 31, 2006 and 2005

R.G. Global Lifestyles, Inc.
Consolidated Balance Sheets

	March 31,
	2006	2005
Assets

Current assets:
Cash and cash equivalents	$346,661	$159,661
Accounts receivable	900	506,813
Inventory	-	154,865
Prepaid expenses	176,022	7,967
Total current assets	523,583	829,306

Fixed assets, net	-	18,347

Intangible assets, net	-	235,000
Deposits held	161,535	67,100
Total other assets	161,535	302,100

Total Assets	$685,118	$1,149,753

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	48,845	249,462
Accrued liabilities	46,563	263,218
Taxes Payable	1,381	-
Notes payable related party ($708,132 net of $281,529 discount)	426,603	-
Notes payable ($905,808 net of $383,610 discount)	522,198	-
	1,045,590	512,680

Total liabilities	1,045,590	512,680

Stockholders' equity (deficit):

Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 17,650,000 and 25,150,000 shares issued
and outstanding as of 3/31/06 and 3/31/05, respectively	17,650	25,150
Additional paid-in capital	1,505,082	269,156
Prepaid share-based compensation	(189,410)	-
Accumulated earnings (deficit)	(1,693,794)	342,767
Total Stockholders' equity (deficit)	(360,472)	637,073

	$685,118	$1,149,753

The accompanying notes are an integral part of these financial statements.

R.G. Global Lifestyles, Inc.
Consolidated Statements of Operations

	For the years ended
	March 31,
	2006	2005

Revenue
Product sales	$69,340	$3,202
Cost of sales	42,027	3,752

Gross profit	27,313	(550)

Expenses:
Advertising and marketing	10,946	880
Commissions	26,051	-
Consulting services	207,352	41,621
Depreciation and amortization	-	-
General and administrative expenses	254,810	36,193
Professional fees	304,835	170,635
Rent-related party	72,177	27,000
Stock-based compensation - consulting services	-	46,000
Stock-based compensation - related party	-	104,000
Total expenses	876,171	426,329

Operating Income (loss)	(848,858)	(426,879)

Other income (expense)
Interest income	283	-
Interest expense	(53,002)	-
Finance charge-warrants-related party	(181,769)	-
Finance charge-warrants-other	(125,133)	-
Gain on sale of asset	10,000	-
Total other (expense)	(349,621)	-

Net income (loss) before income tax &
discontinued operations	(1,198,479)	(426,879)

Provision for income taxes
Income tax expense
Current federal	-	-
Current state	(314)	(800)
Total income taxes	(314)	(800)

Net Loss from continuing operations	(1,198,793)	(427,679)

Discontinued Operations
Income (loss) from discontinued operations, net of tax	371,868	930,092
Loss on distribution of discontinued operations, net of tax	(1,209,636)	-
Net (loss) from discontinued operations	(837,768)	930,092

Net income (loss)	$(2,036,561)	$502,413

Weighted average number of
common shares outstanding - basic and fully diluted	17,650,000	23,069,135

Net income (loss) per share - basic and fully diluted
Continuing operations	$(0.07)	$(0.02)
Discontinued operations	(0.05)	0.04
	(0.12)	0.02

The accompanying notes are an integral part of these financial statements.

R.G. Global Lifestyles, Inc.
Statement of Changes in Stockholders' Equity

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Prepaid Compensation	Retained Earnings (Deficit)	Total Stockholders' Equity (Deficit)

Balance, March 31, 2004	19,965,120	19,965	29,270		(159,646)	(110,411)

Shares issued pursuant to merger	1,934,880	1,935	7,636			9,571

Shares issued for services	3,000,000	3,000	147,000			150,000

Shares issued for assets	200,000	200	9,800			10,000

Shares issued for legal services	50,000	50	75,450			75,500

Net Income for the year ended
March 31, 2005					502,413	502,413

Balance March 31, 2005	25,150,000	25,150	269,156	-	342,767	637,073

Shares received and cancelled for
distribution of subsidiary	(7,500,000)	(7,500)	7,500			-

Options granted to related party for services			81,855	(81,855)		-

Warrants issued for services			107,555	(107,555)		-

Warrants granted in connection with financing			972,041			972,041

Forgiveness of debt on distribution			66,975			66,975

Net (Loss) for the year ended March 31, 2006					(2,036,561)	(2,036,561)

Balance, March 31, 2006	17,650,000	$17,650	$1,505,082	(189,410)	$(1,693,794)	$(360,472)

The accompanying notes are an integral part of these financial statements.

R.G. Global Lifestyles, Inc.
Consolidated Statements of Cash Flows

	For the years ended
	March 31,
	2006	2005
Cash flows from operating activities
Continuing Operations
Net income (loss)	$(2,036,561)	$502,413
Income from discontinued operations	(371,868)	(929,958)
Loss on distribution of discontinued operations	1,209,636	-
Net loss from continuing operations	(1,198,793)	(427,545)
Adjustments to reconcile net income (loss) to
net cash provided (used) by continuing operations:
Warrants Discount amortization-related party	181,769	-
Warrants Discount amortization-unrelated party	125,133	-
Stock compensation - related party	-	104,000
Stock compensation - consulting services	-	46,000
Stock compensation - legal	-	75,500
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(900)	-
(Increase) decrease in inventory	25,875	(25,875)
(Increase) in deposits held	(136,535)	(24,650)
(Increase) in prepaid expenses	(176,021)	-
Increase in accounts payable	39,271	1,710
Increase in accrued liabilities	37,993	6,020
Increase (decrease) in due to affliliate	(172,337)	239,062
Increase (decrease) in income tax payable	(300)	1,681
Net cash (used) in continuing operations	(1,274,845)	(4,097)
Net cash provided (used) in discontinued operations	(116,062)	332,919
Net cash provided (used) by operating activities	(1,390,907)	328,822

Cash flows from investing activities:
Sale (purchase) of Intangible Assets	10,000	-
Net cash provided (used) in continuing operations	10,000	-
Net cash (used) in discontinued operations	(46,033)	(319,777)
Net cash provided (used) by investing activities	(36,033)	(319,777)

Cash flows from financing activities
Proceeds from notes payable	1,613,940	-
Contributed capital	-	9,571
Net cash provided in continuing operations	1,613,940	9,571
Net cash provided (used) in discontinued operations	-	(40,000)
Net cash provided (used) by financing activities	1,613,940	(30,429)

Net increase (decrease) in cash provided by continuing operations	187,000	(21,384)
Cash - beginning	159,661	181,045
Cash - ending	$346,661	$159,661

The accompanying notes are an integral part of these financial statements.

R.G. Global Lifestyles, Inc.
Notes to consolidated financial statements

Note 1 - Significant Accounting Policies and Procedures

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

During the fiscal year commencing April 1, 2005, for a period of six (6) months, the Company through its subsidiary, Amerikal Nutraceutical Corporation (“Amerikal”), manufactured, sold and distributed dietary supplements, health and beauty aid products. The primary markets for Amerikal during this period were South East Asia and Asia. Amerikal also manufactured, sold and distributed dietary supplements, health and beauty aid products in the United States of America during this period, through its division named Magna-1 USA. During the third fiscal quarter, the Company entered into an agreement with a group of its shareholders to distribute its wholly-owned subsidiary Amerikal in exchange for 7,500,000 shares of the Company’s common stock. The effective date of this transaction was October 1, 2005. See discussion in note 2, Discontinued Operations, below.

On May 2, 2005 the Company formed a wholly-owned subsidiary named On Line Surgery, Inc, for purpose of diversifying its market, and to develop internet marketing for the companies products. Also in the third fiscal quarter ending December 31, 2005, pursuant to its strategy to focus resources on its Aquair subsidiary, the Company sold its rights to www.onlinesurgery.com for $20,000. The disposition of the website resulted in other income in the amount of $10,000. The website was the sole asset related to the wholly owned subsidiary On Line Surgery, Inc., which never commenced operations, and is in the process of being dissolved by the Company.

During the fiscal year ended March 31, 2006, the Company continued to operate its wholly-owned subsidiary, Aquair, Inc., (Aquair), which distributes, markets and resells atmospheric water generators.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Amerikal Nutraceutical Corporation, Aquair, Inc. and On Line Surgery, Inc., after elimination of all material inter-company accounts, transactions and profits.

Chapter 11 Bankruptcy
On August 15, 2002, the Company filed for Chapter 11 “Debtor in Possession” reorganization with the US Bankruptcy Court, Central District of California. Pursuant to the “Plan of Reorganization”, the Company liquidated its assets in full satisfaction of its creditors’ claims in September 2002.

Cash Equivalents
For the purpose of the accompanying financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Allowance for Doubtful Accounts
The Company has elected to use an allowance method for bad debts based on historical experience of bad debts as a percent of its aged outstanding receivables. The Company has reviewed its outstanding accounts receivable as of March 31, 2006 and 2005 and determined all outstanding balances to be collectible and therefore has not recorded an allowance.

R.G. Global Lifestyles, Inc.
Notes to consolidated financial statements

Inventory
At March 31, 2006 and 2005, the Company had inventory consisting of finished goods in the amount of $0 and $154,865 respectively. At March 31, 2005, the inventory consisted of $25,875 of goods attributable to continuing operations, and $128,990 attributable to discontinued operations. At March 31, 2006 the Company reflected advance payments of $141,578 toward the purchase of water generating equipment under the agreement with Munters Corporation as “Prepaid Items”. Inventory is recorded at the lower of cost (first-in, first-out) or net realizable market value. During the fourth fiscal quarter, the Company expensed at cost its remaining inventory of water generating machines purchased from Korea, and recorded an expense of $13,597.

Fixed Assets
Fixed assets are recorded at cost and depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The estimated lives of property and equipment are as follows:

Office equipment	5 years
Computer software	3 years
Furniture and fixtures	7 years

Impairment of Long-Lived Assets
The Company has adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. For the years ended March 31, 2006 and 2005, the Company recorded $0 and $76,430 of impairment expense, respectively.

Revenue Recognition
For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB104"), which superceded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"). SAB 101, to the extent not superseded by SAB 104, requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

Advertising Costs
The Company expenses all costs of advertising as incurred. The Company had $3,070 of advertising costs included in selling, general and administrative expenses in the year ended March 31, 2006 and no advertising costs included in selling, general and administrative expenses for the year ended March 31, 2005, respectively.

Loss Per Share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period, after giving effect to dilutive common stock equivalents, such as stock options and warrants. Potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share as of March 31, 2006 and 2005.

R.G. Global Lifestyles, Inc.
Notes to consolidated financial statements

Stock Based Compensation
The Company has adopted both SFAS 123 “Accounting for Stock-Based Compensation,” which requires disclosure of the fair value and other characteristics of stock options, and SFAS 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” which requires more prominent disclosure about the effects of an entity’s accounting policy decisions with respect to stock-based compensation on reported net income. The Company has chosen under the provisions of SFAS 123 to continue using the intrinsic-value method of accounting for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25), which does not necessarily require the recognition of compensation cost in the financial statements. There is no change to the Company’s net income had compensation costs been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123.

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

Fair Value of Financial Instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2006 and 2005, respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, trade receivables, trade payables and notes payable. Fair values were assumed to approximate carrying values of these instruments because they are short term in nature and their carrying amounts approximate fair values.

Segment Reporting
The Company has adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") in the years ended December 31, 2001 and subsequent years. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance.

Dividends
The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

R.G. Global Lifestyles, Inc.
Notes to consolidated financial statements

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

R.G. Global Lifestyles, Inc.
Notes to consolidated financial statements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after December 15, 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company’s results of operations. This pronouncement would be effective for the fiscal year beginning April 1, 2006. The current shares outstanding will have no effect on the future financial statements based on this pronouncement.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On February 16, 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Instruments” (SFAS 155) which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133. The statement is effective as of January 1, 2007 with earlier adoption permitted. Management is currently evaluating the effect of the statement on the Company’s results of operations and financial condition.

Year-end
The Company has selected March 31 as its year-end.

Note 2 - Discontinued Operations

During the third fiscal quarter, the Company entered into an agreement with a group of its shareholders to distribute its wholly-owned subsidiary Amerikal Nutraceutical Corp. (“Amerikal”), in exchange for 7,500,000 shares of the Company’s common stock. The effective date of this transaction was October 1, 2005. The distribution of Amerikal qualified for treatment as discontinued operations in accordance with FASB Statement No. 144 (“SFAS No. 144”), Accounting for the Impairment or Disposal of Long-Lived Assets. Therefore, the operating results of Amerikal were not included in results from continuing operations. In addition, all operating results of Amerikal previously reported in the consolidated financial statements were reflected as “Discontinued Operations” for all periods prior to the effective date of the distribution. The following is a summary of the net assets distributed as of the end of the period immediately prior to the effective date of the Distribution Agreement:

	October 1, 2005	March 31, 2005
Assets Distributed
Cash and cash equivalents	$45,287	$154,186
Accounts receivable	1,039,683	506,813
Inventory	131,120	128,990
Property and equipment, net	17,037	18,697
Other assets	315,780	514,130
Total assets of discontinued operations	1,548,907	1,322,816

Liabilities Distributed
Accounts payable	106,657	239,888
Accrued liabilities	240,420	252,967
Total liabilities of discontinued operations	347,077	492,855

Net assets of discontinued operations distributed	$1,201,830	$829,961

R.G. Global Lifestyles, Inc.
Notes to consolidated financial statements

Net income (loss) from discontinued operations as reported on the consolidated statements of operations, including the (loss) on the distribution of discontinued operations, consists of the following:

	For the years ended March 31,
	2006	2005
Summary of Income (Loss)
Revenues	$1,923,877	$5,500,834
Cost of revenues	786,964	2,709,737
Gross profit	1,136,913	2,791,097

Total operating expenses	670,655	1,348,372
Total other (income) expenses	(441)	73,069
Provision for income tax	94,831	439,564

Income from operations of Amerikal, net of tax	$371,868	$930,092

Summary of (Loss) on Distribution
Net assets distributed	1,201,830	-

Costs and expenses of distribution:
Transfer agent fees	632	-
Legal and accounting costs	7,174	-
Total costs and expenses of sale	7,806	-

(Loss) on distribution of Amerikal, net of tax	$(1,209,636)	$-

Net income (loss) from discontinued operations	$(837,768)	$930,092

As a result of the foregoing distribution of Amerikal, the Company recognized a loss from discontinued operations in the third fiscal quarter of ($837,768). There were no sales from the Amerikal subsidiary included in the periods from October 1, 2005 to March 31, 2006.

R.G. Global Lifestyles, Inc.
Notes to consolidated financial statements

Note 3 - Pro-Forma Financial Statements of Continuing Operations

For purposes of providing comparative disclosure of continuing operations between the current period and the prior fiscal year, the following pro forma summary of financial statements is set forth:

	As of March 31,
	2006	2005
Assets of continuing operations
Cash and cash equivalents	$346,661	$5,475
Accounts receivable	900	-
Inventory	-	25,875
Property and equipment, net	-	(350)
Other assets	337,557	35,000
Total assets of continuing operations	$685,118	$66,000

Liabilities of continuing operations
Accounts payable	$48,845	$9,574
Accrued liabilities	47,944	10,251
Notes payable	948,801	-
Total liabilities of continuing operations	1,045,590	19,825

Stockholder’s equity of continuing operations
Common stock	17,650	25,150
Additional paid-in capital	1,505,082	508,118
Prepaid share-based compensation	(189,410)	-
Accumulated earnings (deficit)	(1,693,794)	(487,093)
Total stockholder’s equity	(360,472)	46,175
Total Liabilities & Stockholders’ Equity	$685,118	$66,000

	For the years ended March 31,
	2006	2005
Summary of Income (Loss) of continuing operation
Revenues	$69,340	$3,202
Cost of revenues	42,027	3,752
Gross profit	27,313	(550)
Total operating expenses	876,171	426,329
Total other (income) expenses	(349,621)	0
Provision for income tax	(314)	800
Income from operations of continuing entities, net of tax	$(1,198,793)	$(427,679)

Note 4 - Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred an operating loss from continuing operations before income taxes of $1,198,479 for the period March 31, 2006, and only had $69,340 in sales. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain equity and/or debt financing and upon future profitable operations from the development of its new business opportunities. The Company has recently announced the raising of $2,000,000 of invested capital through the placement of convertible notes. See “Subsequent Events”, NOTE 16, below. There can be no assurance that this additional capital will be sufficient for the Company to achieve profitability in its operations, and it is possible that additional equity or debt financing may be required to continue as a going concern. Without such additional capital, there is some doubt as to whether the Company will continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities, which might be necessary in the event the Company cannot continue in existence.

R.G. Global Lifestyles, Inc.
Notes to consolidated financial statements
Note 5 - Notes Payable

On November 15, 2005, the Company began a private placement offering to accredited investors only under the terms and conditions of a Note and Warrant Agreement (“Offering”). The terms of the Offering are a non-convertible promissory note with an annual interest rate of 8%, with a maturity date of one year after loan (“Note”); and for each dollar loaned the Company via Note, the investor is granted a cashless warrant to purchase one share of the Company’s common stock at an exercise price equal to the lowest closing price of the stock as reported by the OTC: BB for the year following the date of warrant grant (“Warrant”). These sales are exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”), or Regulation D of the Securities Act.

As of March 31, 2006, the Company had entered into eight separate investments totaling $1,613,940 under the terms of the Offering, of which $613,940 was money already loaned to the Company and then converted into an investment in the Offering. Each of the eight financing transactions is described in detail below. In each instance, the Company allocated the proceeds between Notes and Warrants based upon their fair value, using the Black Scholes method of valuation. For purposes of determining the volatility factor in the Black Scholes valuation model, the company looked to the lowest price of the Company’s stock over the entire trading history of the Company’s stock from inception to the date of the Warrant grant. The exercise price is redetermined as of the filing date for each quarter’s financial statements, and is based upon the lowest price for the Company’s common stock during the look-back period.

On October 31, 2005 the Company issued a Note with Warrant attached to an officer and Director of the Company. The Note is in the amount received of $200,000. The Company allocated $127,122 to the Warrant, and $72,878 to the Note, and recorded a discount on the note payable in the amount attributed to the value of the Warrant. The discount on Note Payable is being amortized over the period of one year. From inception to March 31, 2006 on this Note, the Company expensed $52,590 of interest as finance charges attributable to the Warrant, and reduced the discount on note payable by a similar amount.

On October 31, 2005, the Company issued a Note with Warrant attached to an officer and director of the company, in the amount received of $150,000. The company allocated $95,341 to the Warrant and $54,659 to the Note, and recorded a discount on the Note payable in the amount attributed to the value of the Warrant. The discount on Note payable is being amortized over the period of one year. On this Note, from inception to March 31, 2006, the Company expensed $39,443 of interest as finance charges attributable to the Warrant, and reduced the discount on Note payable by a similar amount.

On November 15, 2005 the Company issued two Notes with Warrants attached to two shareholders who had previously advanced funds to the Company. The Notes were issued in the face amount of the prior debt plus accrued interest ($358,132 and $255,808 respectively). On the first Note of $358,132, which was issued to an officer, director and shareholder of the Company, the Company allocated $240,835 to the Warrant, and $117,297 to the Note, and recorded a discount on Note payable in the amount attributed to the value of the Warrant. The discount on Note payable is being amortized over the period of one year. On this Note, the Company expensed $89,736 of interest as finance charges attributable to the Warrant from inception of the Note to March, 31, 2006, and reduced the discount on Note payable by a similar amount.

On the second Note of $255,808, issued to a shareholder of the Company who was not a “related party” for purposes of Section 16 of the Securities Act, the Company allocated $172,024 to the Warrant, and $83,784 to the Note, and recorded a discount on the Note payable in the amount attributed to the value of the Warrant. The discount on Note payable is being amortized over the period of the Note, and from inception to March 31, 2006 the Company expensed $64,097 of interest expense as finance charges attributable to the Warrant and reduced the discount on Note payable in a similar amount.

On December 15, 2005, the Company issued a Note with Warrant attached for $100,000 to a less than 5% shareholder. The Company allocated $61,867 to the Warrant and $38,133 to the Note, and recorded a discount on Note payable in the amount attributed to the value of the Warrant. The discount on Note payable is being amortized over the period of one year. Between the commencement of the Note and March 31, 2006, the Company expensed $17,967 of interest as finance charges attributable to the Warrant, and reduced the discount on Note payable by a similar amount.

On December 15, 2005, the Company issued a Note with Warrant attached in the amount of $150,000 to an unrelated party. The Company allocated $92,709 to the Warrant and $57,291 to the Note, and recorded a discount on Note payable in the amount attributed to the value of the Warrant. The discount on Note payable is being amortized over one year. Between the Note commencement date and March 31, 2006, the Company expensed $26,924 of interest as finance charges attributable to the Warrant, and reduced the discount on Note payable by a similar amount.

On December 22, 2005 the Company issued a Note with Warrant attached to an unrelated party, in the amount received of $100,000. The Company allocated $59,532 to the Warrants and $40,468 to the Note, and recorded a discount on the Note payable in the amount attributed to the value of the Warrant. The discount on Note payable is being amortized over the period of one year. On this Note, the Company expensed $16,145 of interest expense-finance charges attributable to the Warrant for the period between December 22, 2005 and March 31, 2006, and reduced the discount on Note payable by a similar amount.

On March 31, 2006, the Company issued a Note with Warrant attached to an unrelated party, in the amount received of $300,000. The Company allocated $122,611 to the Warrant and $177,389 to the Note, and recorded a discount on the Note payable in the amount attributed to the value of the Warrant. The discount on Note Payable will be amortized over the period of one year. On this Note, which occurred at the end of the fiscal year, the Company accrued no interest payable on the Note, and accordingly did not reduce the discount on note payable.

Note 6 - Income Taxes

For the year ended March 31, 2006, the Company incurred net operating losses in an amount exceeding the net income from the year ending March 31, 2005. However, no benefit for income taxes has been recorded due to the uncertainty of the realization of this deferred tax asset. At March 31, 2006, the Company had approximately $297,000 of federal and state net operating losses allocated to continuing operations available, after utilization of $942,777 of net operating losses carried back to the year ended March 31, 2005. The net operating loss carry forward, if not utilized, will begin to expire in 2024. The net operating loss has been computed without regard to the financial loss reported on distribution of discontinued operations, as the Company has been advised that the transaction in which the Amerikal subsidiary was distributed did not give rise to taxable income or loss.

The components of the Company’s deferred tax asset are as follows:

	As of March 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards (net income)	$157,236	$(942,777)
Total deferred tax assets (deferred tax liability)	157,236	(942,777)

Net deferred tax assets before valuation allowance	157,236	(942,777)
Less: Valuation allowance	(157,236)	942,777
Net deferred tax assets	$-	$-

R.G. Global Lifestyles, Inc.
Notes to consolidated financial statements

For financial reporting purposes based upon continuing operations, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets at March 31, 2006 will not be fully realizable. Furthermore, based upon the current year net operating loss being available to carry back to March 31, 2005 for Federal income tax purposes, the federal tax liability for the year ended March 31, 2005 will be eliminated or substantially reduced. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2006.

However, based upon current law, the Company believes that for state of California income tax purposes, the net operating loss from the current year will not be allowed to be carried back to reduce or eliminate the state income tax liability for the year ended March 31, 2005. Accordingly, the State tax liability of $93,887 for the year ended March 31, 2005, which has been previously paid by the Company, remains in existence.

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	For the year ended March 31,
	2006	2005
Federal and state statutory rate	$(157,236)	$440,364
Change in valuation allowance on deferred tax assets	157,236	(346,477)

Note 7 - Prepaid Expenses

At March 31, 2006 and 2005, the Company had prepaids with various vendors comprised of the following:

	2006	2005
Prepaid Insurance	$4,444	$7,967
Prepaid Inventory	141,578	-
Prepaid Rent	30,000	-
Totals	$176,022	$7,967

Note 8 - Fixed Assets

Fixed assets of continuing operations and discontinued operations as of March 31, 2006 and 2005 consisted of the following:

Continuing Operations	2006	2005
Office equipment	$-	$(350)
Accumulated depreciation	-	-
Total - continuing operations	$-	$(350)

Discontinued Operations
Office equipment	20,873	20,127
Accumulated depreciation	(3,836)	(1,430)
Total - dicontinued operations	$17,037	$18,697
Total Fixed Assets	$17,037	$18,347

During the years ended March 31, 2006 and 2005, the Company recorded depreciation expense of $0 and $0 for continuing operations and recorded $2,406 and $1,430 for discontinued operations, respectively.

R.G. Global Lifestyles, Inc.
Notes to consolidated financial statements

Note 9 - Intangible Assets

On July 1, 2004, through its Amerikal subsidiary, the Company entered an agreement to distribute products developed by another company. The purchase price paid for the distribution rights was $300,000 in cash, which represented its fair value. The amount was recorded as an intangible asset on the Consolidated Balance Sheet of the Company, and was amortized over the period of its estimated benefit period of three years. The intangible asset was amortized until the distribution of the net asset effective October 1, 2005 in connection with the distribution of the discontinued operations.

On January 13, 2005, the Company entered into an agreement to acquire a website/internet portal in exchange for 200,000 shares of its $0.001 par value common stock valued at the fair market value of the shares of $10,000. This asset was sold for $20,000 to an unrelated third party during the quarter ending December 31, 2005. The Company recorded net gain on sale of this asset in the amount of $10,000 as other income on its consolidated statement of operations.

During the years ended March 31, 2006 and 2005, the Company recorded amortization expense of $0 and $0 for continuing operations and recorded $50,000 and $75,000 for discontinued operations, respectively.

Note 10 - Deposits

At March 31, 2006 and 2005, the Company had deposits with various vendors comprised of the following:

	2006	2005
Deposit for future purchase of inventory	$125,000	$59,600
Deposit Marketing Services Agreement	10,000	7,500
Legal Retainer Deposits	11,328	-
Refundable Deposit	15,207	-
Totals	$161,535	$67,100

Note 11 - Stockholders’ Equity

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

In January 2005 the Company issued 200,000 shares of its $0.001 par value common stock in exchange for the rights to a web portal known as “On Line Surgery”, which represents the fair market value of the rights as of the date of acquisition. The fair market value of rights is deemed by the Company to be equal to the book value of the shares as of the date of the agreement, namely $0.05 per share.

R.G. Global Lifestyles, Inc.
Notes to consolidated financial statements

On March 23, 2005 the Company issued 50,000 shares of its $0.001 par value common stock, then trading on the NASD Over the Counter Bulletin Board at $1.51 per share, to two attorneys in compensation for legal services rendered to the company. The Company expensed as legal expenses the fair market value of the shares on the date of issuance.

During the quarter ended December 31, 2005, the Company received 7,500,000 shares of its common stock pursuant to the distribution agreement of Amerikal (See Note 2 - Discontinued Operations). On November 15, 2005, the board of directors resolved to cancel these shares, and the cancellation was effective as of March 31, 2006. In connection with the transaction, after taking all intercompany accounts into consideration, there was a net forgiveness of intercompany debt in the amount of $66,975.

There have been no other issuances of shares by the Company in the year ended March 31, 2006.

Note 12 - Options and Warrants

Common Stock: Options

In the quarter ended September 30, 2005, the Company entered into a three-year agreement with a consultant, who later became a related party (Director of the Company). As a portion of the compensation due to consultant under the agreement, the Company issued options to purchase 100,000 shares of the Company’s common stock vesting at the rate of one-third at the end of each 12 months under the agreement. The Company determined the fair market value of the options as of the date of the grant at $346,379, using the Black Scholes valuation method with the following estimates: 4 % risk free rate and 100 % volatility of the Company’s common stock. In recognition of the equitable obligation to issue the options in the event of the death or disability of the consultant, the Company has reflected the portion of the options ratably earned between the inception of the agreement and March 31, 2006 in the amount of $81,855 in a special equity account entitled “Prepaid Compensation.” In July 2006, at the twelve-month anniversary date of the consulting agreement when the options are vested, the Company will issue the vested options, and reduce Prepaid Compensation and increase Commission expense.

The following is a summary of activity of outstanding stock options:

Weighted
Average
	Number	Exercise
	Of Shares	Price
Balance, April 1, 2005	-0-	$-

Options granted	100,000	2.00
Options exercised	(-0-)	-

Balance, March 31, 2006	100,000	$2.00
Exercisable, March 31, 2006	-0-	$-

R.G. Global Lifestyles, Inc.
Notes to consolidated financial statements

At March 31, 2006, the range of option prices for shares and the weighted-average remaining contractual life is as follows:

	Options Outstanding			Options Exercisable
Range of Option Exercise Prices	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number Of Options	Weighted- Average Exercise Price
$ 2.00	100,000	$2.00	5.67 yrs	-	$-

Common Stock: Warrants

During the quarter ended December 31, 2005, the Board of Directors approved the issuance of cashless warrants as part of the private placement offering to purchase an aggregate of 1,313,940 shares of the Company’s common stock, and during the quarter ended March 31, 2006 the Board of Directors approved the issuance of cashless warrants to purchase an additional 300,000 shares of the Company’s common stock (See detailed discussion in Note 5 - Notes Payable, above). Such warrants are exercisable at exercise prices equal to the lowest closing price of the common stock, as reported by the OTC: BB, during one year following the date of grant of the warrants. The lowest closing price at filing date was $0.60 a share. The weighted average fair value of these warrants using the Black Scholes valuation method was $1.63 using the following estimates: 5.25 % risk free rate, average volatility of the Company’s common stock of 127 % and an expected life of 5 years. The warrants were issued at various dates between November 15, 2005 and March 31, 2006. The warrants vest over one year, and expire at various dates ending five (5) years from the date of grant of the warrants. During the quarter ended March 31, 2006, no shareholders exercised warrants held by them. Included among the warrants issued during the third fiscal quarter were warrants to purchase an aggregate of 708,132 shares of common stock of the Company issued to directors and officers of the Company.

In the third quarter 2005, the Company entered into a legal retainer agreement with legal counsel providing for the issuance of cashless warrants to purchase 25,000 shares of the Company’s common stock at $2.00 per share, in prepayment of legal services to be rendered by the law firm on behalf of the Company. The warrants vest over ten months from the inception of the agreement in September, 2005, and expire five years after the vesting date in July, 2006. The Warrants have been attributed a value of $66,963 using the Black Scholes method of valuation with the following estimates: 4 % risk free rate and 105 % volatility of the Company’s common stock. The Company has reflected $43,350 of this value as prepaid compensation from the inception of this Agreement to March 31, 2006. The legal retainer agreement further provides that one third of all legal fees will be paid in cash during the legal services representation, and the balance (including the 25,000 warrants referred to above) shall be paid in warrants. In the event that the fees exceed the face value of the warrants already issued or $50,000, additional warrants will be issued on the same terms and price.

On March 16, 2006 the company entered into an agreement with a consultant to issue cashless warrants to purchase 120,000 shares of the Company’s common stock, as compensation for services to be rendered over the period of one year. The warrants vest ratably over the one year agreement period. The Company has valued the warrants at $64,205 as of the date of the grant, based upon the Black Scholes method of valuation using the following estimates: 5.25 % risk free rate, 138 % volatility of the Company’s common stock and an expected life of 5 years. The Company has reflected the entire value of the warrant grant as prepaid compensation as of March 31, 2006.

The issuance of the warrants was accounted for in accordance with Financial Accounting Standards Board Statements using the Black-Scholes option pricing model (with the same assumptions as those used for the option), which resulted in the recording of discounts to Notes Payable issued in conjunction with certain warrant grants above, in the amounts equal to the portion of the note proceeds allocated between the debt and the fair value of the warrants.

R.G. Global Lifestyles, Inc.
Notes to consolidated financial statements

The following is a summary of activity of outstanding stock warrants:
Weighted
Average
	Number	Exercise
	Of Shares	Price
Balance, April 1, 2005	-0-	$-

Options granted	1,733,940	0.63
Options exercised	(-0-)	-

Balance, March 31, 2006	1,733,940	$0.63
Exercisable, March 31, 2006	-0-	$-

At March 31, 2006, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Prices	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number Of Warrants	Weighted- Average Exercise Price
$ .60-2.00	1,733,940	$0.63	4.74 yrs	-	$-

There have been no other issuances of options or warrants by the Company in the year ended March 31, 2006.

Note 13 - Legal Proceedings

On August 30, 2005, the Company was served with a lawsuit filed as Case No. 05CC09548 in Orange County, California Superior Court. In the complaint, Universal Communications Systems, Inc. and its subsidiary Atmospheric Water Technologies, Inc. allege defamation, interference with prospective economic advantage, and false advertising, and seek compensatory and punitive damages, and costs against the Company. The Board of Directors believes these claims to be without merit, and has engaged legal counsel to strongly defend these claims. Through its legal counsel, the Company has filed appropriate pleadings in response to the plaintiff’s claims. Thus far the case has not yet progressed past the pleadings phase, as the plaintiff has just filed a second amended complaint after losing on the second demurrer to the previously filed complaints. The Company intends to vigorously defend against the plaintiff’s claims through continued discovery and potentially through a motion for summary judgment. The Company believes that any liability it may incur in connection with this case will not have a material adverse effect upon its financial condition or its results of operations.

Note 14 - Segment reporting and concentrations

Up until the end of the second fiscal quarter, the Company operated in a business segment that included the manufacture and sale of natural supplements, health and beauty aid products for the nutraceutical industry. Effective as of October 1, 2005, the Company completed the distribution of its subsidiary Amerikal, and in the third fiscal quarter has concentrated solely upon the Aquair subsidiary for its revenue activity. The Company is therefore again operating in a single business segment for the sales of its water generators. During the year ended March 31, 2006, the Company generated revenues of $69,340 from sales of water generators under its Aquair subsidiary to customers in the United States and Asia. The Company has no long lived assets attributable to this activity.

R.G. Global Lifestyles, Inc.
Notes to consolidated financial statements

A summary of revenues generated by geographical location is as follows:

	For the year ended March 31,
	2006	2005
Revenues of continuing operations:
United States	$10,840	$0
Vietnam	58,500	3,202
Total	$69,340	$3,202

Revenues of discontinued operations:
United States	$90,846	$168,974
Singapore	1,124,810	4,436,253
Other foreign countries	708,221	895,607
Total	$1,923,877	$5,500,834

Geographic data is based upon product shipment destination. For continuing operations, export sales as a percentage of revenues were 84.4% and 100% for the twelve months ended March 31, 2006 and 2005, respectively. For discontinued operations, export sales as a percentage of revenues were 95.3% and 96.9% for the twelve months ended March 31, 2006 and 2005, respectively. During the twelve months ended March 31, 2006 and 2005, for continuing operations, sales to a single customer were 84.4% and 100% of total sales respectively. For discontinued operations, during the twelve months ended March 31, 2006 and 2005, sales to a single customer were 58.5% and 80.6%, respectively. After the distribution of its Amerikal subsidiary, the Company has focused upon the sale of water generator equipment in the United States and Asia. The Company contracts for the manufacture of its water generator equipment in the United States and Korea. In addition to the above concentrations in sales to customers and by geographic region, during the years ended March 31, 2006 and 2005, the Company’s continuing operations in the Aquair subsidiary relied upon one principal supplier for atmospheric water generating equipment: 100% of the costs of sale purchases during both periods were from a South Korean supplier. During the fiscal year ended March 31, 2006, the Company established a relationship with a United States Corporation for a future supply of products in connection with its Aquair subsidiary. At March 31, 2006 approximately 76 % of the deposits and 82 % of the prepaid expenses shown on the balance sheet related to payments made to the U.S. Corporation. At the end of the most recent fiscal year, the Company was also in the process of establishing strategic alliances with other suppliers to diversify its product lines available for sale or distribution under the Aquair subsidiary.

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

Summary of long lived assets by geographical location:
Long-Lived Assets (net):	March 31, 2006	March 31, 2005
United States	$-	$253,347
		-
Singapore	-	-
Other Foreign Countries	-	-
Totals	$-	$253,347

The geographic summary of long-lived assets attributable to discontinued operations (as of March 31, 2005) is based in part upon physical location, as to the net physical assets ($18,347) and in part upon the location of the holder of the intangible rights (in the instance of the intangible Distribution Rights Agreement for the country of Indonesia, net of amortization, in the amount of $225,000.) These long-lived assets were distributed in connection with the discontinued operations effective October 1, 2005. See discussion in Note 2, above.

R.G. Global Lifestyles, Inc.
Notes to consolidated financial statements

Note 15 - Related Party Transactions

During the fiscal year ended March 31, 2005, the Company entered into an agreement with a company wholly owned by an officer and director of the Company. This Agreement continued in force for the entire fiscal year ended March 31, 2006. The agreement provides for office space as well as administrative services at a fair market rate of $6,000 per month. The agreement is not binding and may be cancelled by either party at any time. During the year, the Company expensed $72,177 under this agreement.

As described in detail in Note 5- Notes Payable, above, during the year ended March 31, 2006, the Company also entered into three transactions with related parties whereby the Company issued Notes with Warrants to officers and directors of the Company. The Company also entered into an agreement to issue options to purchase stock of the Company with a Consultant who later became a related party (Director of the Company).

Note 16 - Subsequent Events

Effective on April 30, 2006 the Company received and accepted the resignation of Bruce Thomsen as a Director of Company and as a member of the Audit Committee of the Company. The Company thanks Mr. Thomsen for his loyal service as a director and member of the audit committee and wishes him well. The Company is currently seeking a replacement for the vacant position of Director on the Board of Directors and as a member of the audit committee.

On June 6, 2006 the Company entered into a definitive Securities Purchase Agreement and ancillary agreements with accredited investors for a private placement of $2,000,000 of 6% Callable Secured Convertible Notes due June 6, 2009 (the “Notes”) and Stock Purchase Warrants (the “Warrants”) to purchase 4,000,000 shares of the Company’s common stock exercisable before June 6, 2013, with an exercise price of $1.10 subject to adjustment upon certain events. The Notes are convertible at the option of the holder at any time prior to maturity into shares of the Company’s common stock at a conversion price based upon market price as defined in the agreements. The Company has agreed to file a shelf registration with the Securities and Exchange Commission (“SEC”) for the underlying common stock upon conversion of the Notes according to the terms of a Registration Rights Agreement. The Company’s obligations under the Notes and accompanying transaction documents are secured by certain assets of the Company. For further information concerning this subsequent event including copies of all definitive agreements, please see the Form 8-K filed by the Company with SEC on June 7, 2006