Form 10QSB
period 2006-06-30
RG GLOBAL LIFESTYLES INC
filed 2006-08-21
CIK 932136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006.

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

The number of shares outstanding of the issuer’s Common Stock as of August 21, 2006 was 17,650,000.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

R.G. Global Lifestyles, Inc.
Consolidated Balance Sheet
(unaudited)
June 30
2006
Assets

Current assets:
Cash and cash equivalents	$519,365
Accounts receivable	900
Prepaid expenses	252,222
Total current assets	772,487

Fixed assets, net	1,770

Deposits held	161,016

Total Assets	$935,273

Liabilities and Stockholders' (Deficit)
Current Liabilities
Accounts payable	$68,507
Accrued liabilities	90,333
Notes payable-related party ($708,132 net of $167,704 discount)	540,428
Notes payable others ($905,808 net of $258,159 discount)	647,649
Total current liabilities	1,346,917

Long term liabilities
Liability associated with detachable warrants-conv. notes	3,681,105
Accrued derivative liability-convertible notes	1,258,782
Convertible notes payable ($700,000 net of $680,839 discount)	19,161
Total long term liabilities:	4,959,048

Total liabilities	6,305,965

Commitments and Contingencies	-

Stockholders' (deficit)

Preferred stock, $0.001, 10,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 17,650,000 shares issued
and outstanding as of June 30, 2006	17,650
Additional paid-in capital	8,562,984
Prepaid share-based compensation-related party	(6,197,414)
Prepaid share-based compensation	(219,432)
Accumulated (deficit)	(7,534,480)
Total stockholders' (deficit)	(5,370,692)

Total Liabilities & Stockholders' (deficit)	$935,273

The accompanying notes are an integral part of these financial statements.

R.G. Global Lifestyles, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months ended
	June 30
	2006	2005
Revenue
Product sales	$425	4,600
Cost of sales	5,928	2,230
Gross profit	(5,503)	2,370

Expenses:
Advertising and marketing	3,345	-
Commissions	-	12,000
Consulting services	120,722	13,557
Depreciation and amortization	30	-
General and administrative expenses	103,438	3,655
Professional fees	80,330	63,813
Rent - related party	41,800	18,000
Stock-based compensation-related party	198,359	-
Stock-based compensation-consultants	632,107	-
Salaries and wages	24,500	-
Total expenses	1,204,631	111,025

Operating (loss)	(1,210,134)	(108,655)

Other income (expense)
Change in fair value of warrants issued re: conv. notes	(193,056)	-
Change in fair value of derivative liability-conv. notes	(6,263)	-
Interest and financing related to convertible notes	(4,159,182)
Interest and financing expense-related party	(128,145)	-
Interest and financing expense - other	(143,077)	-
Tax refund	-	510
Total other income (expense)	(4,629,723)	510

Net (loss) before income tax and discontinued operations	(5,839,857)	(108,145)

Provision for income taxes
Current federal	-	-
Current state	800	1,600

Net (loss) from continuing operations	(5,840,657)	(109,745)

Discontinued operations
Income (loss) from discontinued operations, net of tax	-	34,595
Net income (loss) from discontinued operations	-	34,595

Net (loss)	$(5,840,657)	(75,150)

Weighted average number of
common shares outstanding - basic and fully diluted	17,650,000	25,150,000

Net income (loss) per share - basic and fully diluted
Continuing Operations	$(0.33)	(0.00)
Discontinued Operations	-	0.00
	$(0.33)	(0.00)

The accompanying notes are an integral part of these financial statements.

R.G. Global Lifestyles, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the 3 months ended
	June 30
	2006	2005
Cash flows from operating activities
Continuing Operations
Net (loss) from continuing operations	$(5,840,657)	$(109,745)
Adjustments to reconcile net income (loss) to
net cash provided (used) by continuing operations:
Warrants Discount amortization-related party	113,825	-
Warrants Discount amortization-unrelated party	125,451	-
Depreciation & amortization	30	-
Stock compensation - related party	198,359	-
Stock compensation - consultants	632,107	-
Non-cash finance charges incurred in connection with convertible notes	4,059,729	-
Change in warrant liability	193,056	-
Change in warrant liability	6,263	-
Changes in operating assets and liabilities:
(Increase) decrease in inventory	-	1,253
(Increase) decrease in deposits held	519	(25,000)
(Increase) in prepaid expenses	(76,200)	-
Increase in accounts payable	19,662	16,627
Increase in accrued liabilities	42,360	(8,570)
Increase (decrease) in due to affiliate	-	121,255
Increase (decrease) in income tax payable	-	800
Net cash (used) in continuing operations	(525,496)	(3,380)
Net cash provided (used) in discontinued operations	-	(127,497)
Net cash provided (used) by operating activities	(525,496)	(130,877)

Cash flows from investing activities:
Purchase of fixed assets	(1,800)	(350)
Net cash provided (used) in continuing operations	(1,800)	(350)
Net cash (used) in discontinued operations
Net cash provided (used) by investing activities	(1,800)	(350)

Cash flows from financing activities
Proceeds from convertible notes payable	700,000	-
Net cash provided by financing in continuing operations	700,000	-
Net cash provided (used) in discontinued operations	-
Net cash provided (used) by financing activities	700,000	-

Net increase (decrease) in cash provided by continuing operations	172,704	(131,227)
Cash - beginning	346,661	159,661
Cash - ending	$519,365	$28,434

Supplemental Disclosures
Interest paid	-	-
Income taxes paid	-	-
Total	-	-

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements and notes thereto of the Company for the year ended March 31, 2006 included in the Company’s 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Note 2 - Discontinued Operations

During the fiscal quarter ended December 31, 2005, the Company entered into an agreement with a group of its shareholders to distribute Amerikal in exchange for 7,500,000 shares of the Company’s common stock. The effective date of this transaction was October 1, 2005. The distribution of Amerikal qualified for treatment as discontinued operations in accordance with FASB Statement No. 144 (“SFAS No. 144”), Accounting for the Impairment or Disposal of Long-Lived Assets. Therefore, the operating results of Amerikal were not included in results from continuing operations. In addition, all operating results of Amerikal previously reported in the consolidated financial statements were reflected as “Discontinued Operations” for all periods prior to the effective date of the distribution. The following is a summary of the net assets distributed as of the end of the period immediately prior to the effective date of the Distribution Agreement:

As of June 30,
2005
Assets Distributed
Cash and cash equivalents	$26,690
Accounts receivable	459,516
Inventory	155,742
Property and equipment, net	18,240
Other assets	310,849
Total assets of discontinued operations	971,037

Liabilities Distributed
Accounts payable	243,349
Accrued liabilities	199,929
Total liabilities of discontinued operations	443,278

Net assets of discontinued operations distributed	$527,759

Net income (loss) from discontinued operations as reported on the consolidated statements of operations, including the (loss) on the distribution of discontinued operations, consists of the following:

R.G. Global Lifestyles, Inc.
Notes to consolidated financial statements
(unaudited)

As of June 30,
2005
Summary of Income
Revenues	$823,136
Cost of revenues	398,303
Gross profit	424,833

Total operating expenses	388,822
Total other (income) expenses	(184)
Provision for income tax	1,600

Income from operations of Amerikal, net of tax	$34,595

As a result of the foregoing distribution of Amerikal, the Company recognized a loss from discontinued operations in the quarter ended December 31, 2005 of ($837,768). There were no sales from Amerikal included in the periods from October 1, 2005 to June 30, 2006.

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred an operating loss from continuing operations before income taxes and other expenses of $(1,210,134) for the period ended June 30, 2006, and only had $425 in income. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain equity and/or debt financing and upon future profitable operations from the development of its new business opportunities. The Company has recently announced the raising of $2,000,000 of invested capital through the placement of convertible notes. See “Financing”, Note 15, below. There can be no assurance that this additional capital will be sufficient for the Company to achieve profitability in its operations, and it is possible that additional equity or debt financing may be required to continue as a going concern. Without such additional capital, there is some doubt as to whether the Company will continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities, which might be necessary in the event the Company cannot continue in existence.

Note 4 - Fixed Assets

Fixed assets of continuing operations and discontinued operations as of June 30, 2006 and 2005 consisted of the following:

Continuing Operations	2006	2005
Office equipment	$1,800	$-
Accumulated depreciation	(30)	-
	$1,700	$-

Discontinued Operations
Office equipment	$-	$19,442
Accumulated depreciation	-	1,202
	$-	$18,240

R.G. Global Lifestyles, Inc.
Notes to consolidated financial statements
(unaudited)

During the years ended June 30, 2006 and 2005, the Company recorded $30 and $0 of depreciation expense for continuing operations and recorded $0 and $1,202 for discontinued operations, respectively.

Note 5 - Amortization Expense

During the quarters ended June 30, 2006 and 2005, the Company did not record amortization expense for continuing operations and recorded $0 and $75,000 for discontinued operations, respectively.

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

As of June 30, 2006, the Company had entered into eight separate investments totaling $1,613,940 under the terms of the Offering, of which $613,940 was money already loaned to the Company and then converted into an investment in the Offering. In each instance, the Company allocated the proceeds between Notes and Warrants based upon their fair value, using the Black Scholes method of valuation. For purposes of determining the volatility factor in the Black Scholes valuation model, the company looked to the lowest price of the Company’s stock over the entire trading history of the Company’s stock from inception to the date of the Warrant grant. The exercise price is redetermined as of the filing date for each quarter’s financial statements, and is based upon the lowest price for the Company’s common stock during the look-back period.

The discounts on the notes payable are being amortized over the period of one year. During the quarter ended June 30, 2006, the Company expensed $239,276 of interest as finance charges attributable to the Warrant, and reduced the discounts on the notes payable by a similar amount.

Note 7 - Convertible Debt with Detachable Warrants.

On June 6, 2006, the Company entered into a definitive Securities Purchase Agreement and ancillary agreements (the “Agreements”) with four accredited investors (the “Investors”) for the sale of up to $2,000,000 of 6.0% callable secured convertible notes due June 6, 2009 (the “Convertible Notes”.) The Convertible Notes are convertible at the option of the holders at any time prior to the maturity date into shares of the Company’s common stock at a conversion price of the market price as defined in the agreements. As of June 30, 2006, the Company had issued $700,000 of the Convertible Notes pursuant to the Agreements. The conversion rate of the Convertible Notes is based upon 50% of the Market Price of the Company’s stock at the time of conversion. Market price is defined as the average of the lowest three trading prices for the Company’s stock on the OTC Bulletin Board during the twenty day period, ending one trading day prior to conversion. The Company incurred $96,000 of direct finance charges and expenses attributable to the placement of the Convertible Notes in the period ended June 30, 2006. In addition, the Company accrued $3,452 of interest expense on the $700,000 note payable during the quarter ended June 30, 2006. The Company also incurred finance charges attributable to the issuance of the warrants issued in connection with the Convertible Notes in the amount of $4,040,569, and recognized an expense of $19,161 for the amortization of the debt discount on the Convertible Note during the quarter ended June 30, 2006.

R.G. Global Lifestyles, Inc.
Notes to consolidated financial statements
(unaudited)

Due to the preferential conversion feature of these convertible notes, the Company has accrued a liability attributable to the beneficial conversion feature in the amount of $1,258,782, which represented the value of additional shares that may be issued upon conversion at the market price on the date of issuance, versus the value of the maximum number of shares that may be issued at the discounted price. In addition to the foregoing, the Company issued 4,000,000 detached warrants to purchase shares of the Company’s common stock to the convertible note investors. The Company determined the value of these warrants using the Black Scholes method of valuation, and recorded a liability attributed to the fair value of the warrants at June 30, 2006 in the amount of $3,681,105. Since the warrants may be exercised at any time following issuance, the Company incurred a finance charge attributable to the issuance of the warrants in the quarter ended June 30, 2006 in the amount of $4,040,569. During the quarter ended June 30, 2006 the Company recorded as other income in the amount of $193,056 the change in fair value of the warrants between the date of issuance and June 30, 2006, and recorded as Other Expense the change in fair value of the derivative liability in the amount of $6,263.

The Company has performed calculations of the valuation of the maximum shares issuable to satisfy the convertible notes on the date of issuance and the end of the reporting period based upon the Black Scholes method of valuation, and allocated the valuation of the derivative between the convertible note payable and the value of the derivative as a discount on the note payable. The discount on the convertible note payable is being amortized over the term of the notes (three years.) During the period ended June 30, 2006 the Company expensed as finance charges attributable to the above financing the sum of $19,161, and reduced the discount on the convertible notes payable in the same amount. In calculating the value of the above derivative, the Company has not included any value attributable to the potential penalty of $0.02 per share that is provided for in the agreements in the event of not being successful in have an effective Registration statement within 120 days of the issuance of any of the convertible notes, as the Company has timely filed the required SB-2 Registration Statement, and reasonably expects the approval of such statement within the 120 day time limit. In the event that the 120 day period is reached without the Registration Statement being declared effective, the Company will increase the valuation of the derivative to include the penalty provisions.

Note 8 - Stockholders’ Equity

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
(unaudited)

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

There have been no other issuances of shares by the Company in the period ended June 30, 2006.

Note 9 - Options and Warrants

Common Stock: Options

In the quarter ended September 30, 2005, the Company entered into a three-year agreement with a consultant, who later became a related party (Director of the Company). As a portion of the compensation due to the consultant under the agreement, the Company issued options to purchase 100,000 shares of the Company’s common stock vesting at the rate of one-third at the end of each 12 months under the agreement. These options were not issued pursuant to the Company’s 2006 Incentive and Nonstatutory Stock Option Plan, described below. The Company determined the fair market value of the options as of the date of the grant at $346,379, using the Black Scholes valuation method with the following estimates: 4% risk free rate and 100% volatility of the Company’s common stock. In recognition of the equitable obligation to issue the options in the event of the death or disability of the consultant, the Company has reflected the portion of the options ratably earned between the inception of the agreement and June 30, 2006 in the amount of $105,838 in a special equity account entitled “Prepaid Compensation.” In July 2006, at the twelve-month anniversary date of the consulting agreement when the options are vested, the Company will issue the vested options, and reduce prepaid compensation and increase commission expense.

On May 3, 2006 the Company’s Board of Directors adopted a plan for the issuance of stock options to employees or others (“The 2006 Incentive and Nonstatutory Stock Option Plan,” hereinafter referred to as the “Plan”). Under the Plan, the Company has reserved ten million shares for issuance. During the quarter ended June 30, 2006, the Company granted the following stock options to four members of the Company’s management team and one consultant as compensation:

Date Issued:	Optionee Name	Number of Options	Exercise Price	Value*	Expiraton Date
May 3, 2006	Officer and Director	4,008,000	$0.94	$3,073,245	May 3, 2011
May 3, 2006	Officer and Director	1,992,000	$0.50	1,574,630	May 3, 2011
May 3, 2006	Officer	1,008,000	$0.50	796,801	May 3, 2011
May 3, 2006	Officer and Director	1,008,000	$0.50	796,801	May 3, 2011
May 3, 2006	Outside Consultant	201,600	$0.50	159,360	May 3, 2011
Totals		8,217,600		$6,400,837

*The Company determined the fair market value of the options issued above as of the date of the grant using the Black Scholes valuation method with the following estimates: 5.25% risk free rate and 145% volatility of the Company’s common stock. The Plan provides for a vesting of the options over a five year term, with 40% of the options vesting ratably over the first two years (24 months) from the date of issuance. Accordingly as a result of the issuance of these options, the Company has expensed as stock based compensation-related party the vested portion of the options earned between the date of issuance and June 30, 2006 in the amount of $198,359, and as stock based compensation-consulting services in the amount of $5,065.

R.G. Global Lifestyles, Inc.
Notes to consolidated financial statements
(unaudited)

The following is a summary of activity of outstanding stock options:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price
Balance, March 31, 2006	100,000	$2.00

Options granted	8,217,600	0.73
Options exercised	-	-

Balance, June 30, 2006	8,317,600	0.73
Exercisable, June 30, 2006	273,920	$0.73

At March 31, 2006, the range of option prices for shares and the weighted-average remaining contractual life is as follows:

	Options Outstanding			Options Exercisable
Range of Option Exercise Prices	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number Of Options	Weighted- Average Exercise Price
$0.50 - 2.00	8,317,600	$0.73	5.10 yrs	273,920	$ 0.73

Common Stock Equivalents: Warrants

In the third quarter 2005, the Company entered into a legal retainer agreement with legal counsel providing for the issuance of cashless warrants to purchase 25,000 shares of the Company’s common stock at $2.00 per share, in prepayment of legal services to be rendered by the law firm on behalf of the Company. The warrants vest over ten months from the inception of the agreement in September, 2005, and expire five years after the vesting date in July, 2006. The Warrants have been attributed a value of $66,963 using the Black Scholes method of valuation with the following estimates: 4% risk free rate and 105% volatility of the Company’s common stock. The Company has reflected $65,025 of this value as prepaid compensation from the inception of this Agreement to June 30, 2006. The legal retainer agreement further provides that one third of all legal fees will be paid in cash during the legal services representation, and the balance (including the 25,000 warrants referred to above) shall be paid in warrants. In the event that the fees exceed the face value of the warrants already issued or $50,000, additional warrants will be issued on the same terms and price.

On March 16, 2006 the company entered into an agreement with a consultant to issue cashless warrants to purchase 120,000 shares of the Company’s common stock, as compensation for services to be rendered over the period of one year. The warrants vest ratably over the one year agreement period. The Company has valued the warrants at $64,205 as of the date of the grant, based upon the Black Scholes method of valuation using the following estimates: 5.25% risk free rate, 138% volatility of the Company’s common stock and an expected life of 5 years. The Company had previously reflected the entire value of the warrant grant as Prepaid Compensation as of March 31, 2006. During the quarter ended June 30, 2006, the Company recorded $16,006 of consulting expense representing the vested portion of these warrants, and reduced prepaid compensation by the same amount.

Warrants Issued in Connection with Convertible Notes:

The investors in the convertible note transaction were issued warrants to purchase 4,000,000 shares of the Company’s common stock, concomitant with the sale of the convertible notes. These warrants have an exercise price of $1.10 per share, and expire on June 6, 2016. These warrants have not yet been registered through the filing of an SB-2 Registration Statement, but have been issued and are exercisable at any time during their ten year term. The Company has determined the valuations of these warrants based upon the Black Scholes method of valuation, using the following estimates: 5.25% risk free interest rate, 163% volatility of the Company’s common stock, and an expected life of ten years. The Company recorded a liability in the amount of $3,681,105 as at June 30, 2006 attributable to the issuance of these warrants.

R.G. Global Lifestyles, Inc.
Notes to consolidated financial statements
(unaudited)

In addition to the foregoing, pursuant to an engagement agreement for financial advisory services and as compensation for the Convertible Note financing, the Company issued 640,000 warrants to purchase shares of the Company’s common stock to Ascendiant Securities, LLC. These warrants bear an exercise price of $0.80 per share, and are exercisable for a term of seven (7) years from the date of issuance. The Company has determined the value of the warrants to be $611,036 based upon the Black Scholes method of valuation, using the following estimates: 5.25% risk free interest rate, 150% volatility of the Company’s common stock, and an expected life of 7 years. Since the services for which these warrants were issued have been fully performed, the Company has recorded the entire value of the warrants as stock based consulting expense in the quarter ended June 30, 2006.

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

The following is a summary of activity of outstanding stock warrants:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price
Balance, March 31, 2006	$1,758,940	$0.63

Warrants granted	4,640,000	1.06
Warrants exercised	-	-

Balance, June 30, 2006	6,398,940	0.94
Exercisable, June 30, 2006	$4,640,000	$1.06

At June 30, 2006, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Prices	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number Of Warrants	Weighted- Average Exercise Price
$ 0.60 - 2.00	6,398,940	$ 0.94	8.8 yrs	4,640,000	$ 1.06

There have been no other issuances of options or warrants by the Company in the quarter ended June 30, 2006.

R.G. Global Lifestyles, Inc.
Notes to consolidated financial statements
(unaudited)

Note 10 - Commitments and Contingencies

Legal Proceedings

On August 30, 2005, the Company was served with a lawsuit filed as Case No. 05CC09548 in Orange County, California Superior Court. In the complaint, Universal Communications Systems, Inc. and its subsidiary Atmospheric Water Technologies, Inc. allege defamation, interference with prospective economic advantage, and false advertising, and seek compensatory and punitive damages, and costs against the Company. The Board of Directors believes these claims to be without merit, and has engaged legal counsel to strongly defend these claims. Through its legal counsel, the Company has filed an answer and alleged over twenty affirmative defenses to the remaining charging allegations in the plaintiff’s complaint. The Company intends to vigorously defend against the plaintiff’s claims through continued discovery and potentially through a motion for summary judgment. The Company believes that any liability it may incur in connection with this case will not have a material adverse effect upon its financial condition or its results of operations.

On July 7, 2006 the Company was served with a lawsuit for “injunctive and declaratory relief and damages” filed by plaintiffs H2O Liquid Air, LLC and H2O Liquid Air of Florida, LLC on June 10, 2006 in the United States district Court, Southern district of Florida, Miami Division, against the Company and eight other defendants. The complaint alleges ten “counts” although only three of these counts are directed against the Company: unfair competition under common law, statutory infringement under Section 32 of the Lanham Act, and interference with a distribution agreement. The Company will be defended by legal counsel engaged by co-defendant Munters Corporation. The Company will strongly defend these claims through its legal counsel. The Company further believes that any liability it may incur in connection with this case will not have a material adverse effect upon its financial condition or its results of operations.

Other than the foregoing, the Company is not aware of any litigation, either pending or threatened, and has not been the defendant or a plaintiff in any litigation, since the discharge from bankruptcy attributable to its precedessor L.L. Knickerbocker Company, Inc.

Commitments

On June 1, 2006, the company acquired the rights to distribute certain licensed anti-microbial products, currently sold under the brand name Hydrosil, from Apcan Distribution, LLC. The Agreement provides for the exclusive license to distribute Hydrosil and related licensed technology, over a perpetual term.

On June 1, 2006, the Company engaged Intercontinental Management of Nevada (“IMN” as a consultant to head up sales and marketing, and provide product support, training and maintenance services to customers of Hydrosil. The consulting agreement obligates the Company to pay consulting fees of up to $7,500 per month for the sales, product support, training, and maintenance services to be performed by IMN over the ten-year term. In addition, the Agreement provides for commissions on sale of products licensed to the Company under the Apcan Distributors, LLC agreements discussed above, and provides for the Company on August 1, 2006 to issue to IMN options to purchase 100,000 shares of common stock of the Company under certain conditions. The Company will value the options when issued using the Black Scholes method of valuation, and record this value in a special equity account entitled prepaid compensation, as the options vest. The consulting agreement further provides for IMN to earn additional options based upon realization of stated sales objectives

Note 11 - Segment reporting and concentrations

Up until the end of the quarter ended September 30, 2005, the Company operated in a business segment that included the manufacture and sale of natural supplements, health and beauty aid products for the nutraceutical industry. Effective as of the quarter ended December 31, 2005 the Company completed the distribution of Amerikal, and has subsequently concentrated solely upon Aquair for its revenue activity. The Company is therefore again operating in a single business segment for the sales of its water generators.

R.G. Global Lifestyles, Inc.
Notes to consolidated financial statements
(unaudited)

Note 12 - Related party transactions

During the fiscal year ended March 31, 2005, the Company entered into an agreement with a company wholly owned by an officer and director of the Company. This Agreement continued in force for the entire fiscal year ended March 31, 2006. Effective as of April 1, 2006, the Company amended the previous agreement between its Aquair subsidiary and the related party, to increase the amount of monthly rental space and support services provided. The amended agreement provides for 1000 square feet of office space at a fair market rate of $3.00 per square foot, including maintenance, utilities and base telephone, for a total rent payment of $4,000 per month, and expanded support services including administrative and secretarial support staff at a rate of $7,500 per month. In addition, in order to provide more space for its increased staff, the Company entered into a new month to month rental and support services agreement with the same related party, to provide an additional 667 square feet of rental space on a full service basis, including maintenance, utilities and base telephone, at the fair market rental rate of $3.00 per square foot, for a total monthly space rental charge of $3,000 per month. The second rent and support services agreement also provides for additional support services in the form of secretarial staff, at a rate of $5,200 per month. The agreements are not binding and may be cancelled by either party at any time. During the quarter ended June 30, 2006, the Company expensed $41,800 under this agreement.

As described in detail in Note 6- Notes Payable, above, during the year ended March 31, 2006, the Company also entered into three transactions with related parties whereby the Company issued Notes with Warrants to officers and directors of the Company. The Company also entered into an agreement to issue options to purchase stock of the Company with a Consultant who later became a related party (Director of the Company). On May 3, 2006, the Company also adopted a stock option plan pursuant to which it granted options to four members of its management team, three of whom are officers and directors, and one of whom is an officer of the Company. During the quarter ended June 30, 2006 the Company recorded the vested portion of these options as an expense entitled “Stock-based compensation-related party in the amount of $198,359. See Note 9 - Options and Warrants, above.

Note 13 - Subsequent Events

In addition to the filing on July 19, 2006 of the shelf registration statement described in Note 15 above, the Company also filed its annual Form 14A Proxy Statement on July 28, 2006, in connection with the Company’s annual stockholders meeting to be held September 15, 2006 at the offices of the Company.

On July 12, 2006, the Company executed a letter of intent with Catalyx, Inc. to license their patented technology for use in removing excessive sodium from the water associated with wet bed methane mining in the State of Wyoming. The Company pre-paid $200,000 cash for this right. The transaction contemplates that three selected oil companies located in Wyoming will each produce a purchase order to Aquair, through Catalyx, for the purpose of proving the viability of the technology for the oil companies. When testing is successfully completed, it is anticipated that contracts with one or all three of the oil companies will be generated for Aquair to process the water on a “charge by the barrel” basis. The Company will record this payment as an intangible asset and amortize the value over the ten year life of the agreement.

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

•	Ability to successfully replace revenues of its distributed subsidiary Amerikal;
Any unforeseen liabilities in value beyond the escrowed reserve resulting from the Amerikal distribution;
•	If acquisitions are made, the costs and successful integration of acquisitions;
•	Barriers in trade with foreign countries or tariff regulations and other United States and foreign laws;
•	Political and economic instability and changes in monetary policy of the foreign countries we currently do business in;
•	Loss of customers or sales weakness;
•	Inability to achieve future sales levels or other operating results;
•	Ability to locate suitable new products for distribution within our business sector, and retain licensing rights to such new products on acceptable terms;
•	The continuation of favorable trends, including the drop in affordable potable water globally;
•	Outcomes and costs associated with litigation and potential compliance matters;
•	Inadequacies in the Company’s internal control over financial reporting, which could result in inaccurate or incomplete financial reporting;
•	Key management or other unanticipated personnel changes;
•	The unavailability of funds for capital expenditures; and
•	Operational inefficiencies in distribution or other systems.

The following discussion should be read in conjunction with the historical financial statements of R.G. Global Lifestyles, Inc., including Form 10-KSB as of March 31, 2006, and those of its predecessor, the L.L. Knickerbocker Company, Inc., and notes thereto.

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

Operating Subsidiary

Aquair, Inc.

In October, 2004 the Company formed Aquair, Inc. as a wholly owned subsidiary, a California corporation (“Aquair”). Aquair was formed to fulfill the Company’s initial mission to distribute licensed environmentally friendly water generating equipment in the United States and Asia that creates purified drinking water from air for residential and commercial uses. Since that time, the Company has expanded its vision in the clean water technology sector to include other related products.

Currently, Aquair distributes licensed environmentally-friendly atmospheric water generating equipment that creates purified drinking water from air for residential and commercial uses, and converts brackish, polluted, or grey water to purified water, and licensed “anti-microbial” water cleaning and filtration products.

Aquair plans to distribute or sublicense (i) “anti-scaling” water technology; (ii) potable bottled water generated from commercial and industrial water generation and filtration technologies; (iii) potable water via mobile air to water units in geographic regions where no solution exists for purified drinking water; (v) carbonated energy drinks made with purified water from our licensed technologies; (v) water desalinization technology for use in conjunction with wet bed mining; and (vi) other water-related technologies.

Aquair’s marketing strategy for its atmospheric pure water generators will focus on customers in medical related businesses, home shoppers via television and internet, pharmaceutical related businesses, large businesses within office buildings, large construction companies, maritime vessels and offshore rigs, and large restaurant and grocery store chains. Additionally, the Company will pursue government agencies through its agent Policy Impact. Aquair’s marketing strategy for its anti-microbial water cleaning agents will initially focus on residential and commercial pool owners, and hotel chains.

Atmospheric Pure Water Generators:

Aquair has acquired the rights to market and distribute water generators that precipitate drinking water from air. The various water generating machine has been tested in various locations. As of June 30, 2006, the Company has sold units to customers in the U.S. and Asia, and anticipates further sales.

Aquair has the right to distribute and sell Munters water generating equipment products to the commercial residential building industry, government agencies, shipping industry and oil and gas industry. Additionally, Aquair the right to bottle water generated by Munters new patented technology. These rights are effective worldwide, with the exclusion of Thailand, Indonesia, Singapore and Malaysia.

Aquair has engaged Locke Media to be the exclusive distributor in Vietnam for the Company’s home/office model of atmospheric water generators. Locke has begun issuing purchase orders, and is obligated to make certain minimum purchases of the product.

Aquair has engaged Entech Sales and Service (headquartered in Dallas, Texas) to work in conjunction with Munters Corporation in the engineering, design and bidding on sales of total water solutions using Aquair products and technology.

Aquair has announced that it is the sole worldwide distributor and marketer to the proprietary air to water filtration products using Peltier technology manufactured by M&T Technologies LLC. The first product to be manufactured will be a home/office model atmospheric water generator. Initially Aquair will market and distribute the products as manufactured by M&T; at a later date, Aquair will be granted a license by M&T to manufacture, market and distribute the newly developed products.

In addition to being supplied by atmospheric water generators by Munters, until present, the Company had been supplied with its home/office atmospheric water generators by Dong Yang. However, moving forward the Company intends to have Hendrx Corp. replace Dong Yang and be the principal suppliers of the Company’s atmospheric water generation products for that niche, as well as any other suppliers that the Company deems appropriate for this product sector and its other planned technologies.

Anti-Microbial Products

The Company has acquired the rights to distribute certain licensed anti-microbial products, currently sold under the brand name Hydrosil, from Apcan Distribution LLC. Hydrosil is a substitute for chlorine and bromine. Revenue generation in the swimming pool and spa industry is expected to grow rapidly in the face of consumer dislike of traditional halogen chemicals and the large increases in costs of these chemicals during the past 5 years. Other applications for the products include, but are not limited to, cooling towers, surface cleansers, medical equipment sanitation, bottling equipment disinfection and other industrial applications wherein safe, effective alternatives to chlorine and bromine are desirable. The Hydrosil broad-spectrum, anti-microbial disinfectant solution is designed to kill up to a stage-5 airborne virus. In Europe, Hydrosil is being used to dissolve bio-film in air conditioning units, to disinfect hospital operating rooms, and as a treatment for municipal water in the U.K. In the US, tests have been conducted on poultry and fish farms using Hydrosil to kill the bacteria and viruses in the water, and to stop the spread of bird flu virus. The Hydrosil product is already in use in over 350 residential pools as a chlorine substitute and is currently undergoing tests by several major corporations.

The Company has engaged Intercontinental Management of Nevada (“IMN”) as a consultant to head up sales and marketing, and to provide product support, training and maintenance services to the customers of Hydrosil.

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

On November 15, 2005 the Company executed an agreement with an effective date of October 1, 2005, between the Company and a group of founding shareholders, pursuant to which the Company distributed its wholly owned subsidiary Amerikal to such shareholders in exchange for approximately 7,500,000 million shares of common stock of the Company. The distribution reduced the outstanding shares of the Company at that time from approximately 25 million to approximately 17 million, and allowed management to concentrate its efforts on implementing and executing its Aquair business plan. As part of the distribution, the purchasing shareholders set aside 315,561 shares of Company common stock into an escrow account as a reserve against any unforeseen liabilities arising from the distribution. The Company’s legal and accounting advisors indicated that the proposed transaction will qualify as a tax-free distribution of a controlled corporation and exchange of equity under applicable provisions of the Internal Revenue Code, and accordingly the Company does not anticipate recognition of gain or loss as a result of the proposed agreement. As a result of the foregoing distribution of Amerikal, the company recognized a loss from distribution of discontinued operations in the quarter ended December 31, 2005 of ($837,768). There were no sales from the Amerikal subsidiary included in the current fiscal quarter ended June 30, 2006.

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

Results of Operations for the Three Months Ended June 30, 2006 and 2005

As a result of the distribution of Amerikal and the sale of the rights to the On Line Surgery website, described above, the following discussion compares results of continuing operations of the Company only.

	Three Months Ended June 30
	2006	2005
Product Sales	$425	$4,600

Cost of sales	$5,928	$2,230

Gross Profit	$(5,503)	$2,370

General and administrative expenses	$103,438	$3,655

Consulting services	$120,722	$13,557
Stock based compensation-related party	$198,359
Stock based compensation-consultants	$632,107
Depreciation and Amortization	$30	$0

Total Expenses	$1,204,631	$111,025

Net Income	$(1,210,134)	$(108,655)

Revenues and Cost of Sales

For the three months ended June 30			Increase/(decrease)
	2006	2005	$	%

Gross profit	$(5,503)	$2,370	$(7,873)	332.2%

During the three months ending June 30, 2006, the Company generated gross profit of $(5,503) on net product sales of $425 and cost of sales totaling $5,928, compared to $2,370 of gross profit on net product sales of $4,600 and costs of sales of $2,230 in the three months ending June 30, 2005. This resulted in a decrease in gross profits of $7,873, or 332.2%, from the same period one year ago. The primary reason for the decrease in revenues was because the Company has been concentrating on establishing marketing and distribution channels for its products and expanding its product line, but has not yet commenced sales in its Aquair subsidiary.

General and Administrative Expenses

For the three months ended June 30			Increase/(decrease)
	2006	2005	$	%

General & Administrative Expenses	$103,438	$3,655	$99,783	2730%

General and administrative expenses were $103,438 for the three months ended June 30, 2006 versus $3,655 for continuing operations for the three months ended June 30, 2005, which resulted in an increase of $99,783. General and administrative expenses increased comparatively for the three months ended June 30, 2006 to the comparative period in 2005 as a result of costs associated with costs associated with the diversification of the Company’s product line.

Total Operating Expenses

For the three months ended June 30			Increase/(decrease)
	2006	2005	$	%

Total Operating Expenses	$1,204,631	$111,025	$1,093,606	985.0%

Our operating expenses for the three months ended June 30, 2006 were $1,204,631 compared to $111,025 for the three months ended June 30, 2005. The primary reasons for the increase in operating expense were the stock based compensation expense-related party of $198,359 and stock based compensation -consultants of $632,107 recorded by the Company in the current fiscal quarter, as a result of the issuance of options to related parties under the 2006 Non-statutory Stock option plan and the issuance of warrants and options to consultants, respectively. For both periods, we incurred expenses for general management and legal and accounting fees related to continuing operations. For the three months ended June 30, 2006, the Company expended $41,800 in rent and interest paid to a related party, and paid $ 80,330 in legal and accounting fees, compared to $18,000 and 63,813 respectively for these expenses in the three months ended June 30, 2005. During the three months ended June 30, 2006, the company incurred total general and administrative expenses of $103,438, compared to $3,655 of similar expenses in the same period last year.

Net Income (Loss)

For the three months ended June 30			Increase/(decrease)
	2006	2005	$	%

Net income	$(1,210,134)	$(108,655)	$1,101,479	1013.7%

The net loss from operations for the three months ended June 30, 2006 was $1,210,134 versus a net loss of $108,655 for the three months ended June 30, 2005, an increase in net loss of $1,101,479 or 1013.7%. The increase in net loss as compared to the same period in 2005 was due the recording of a stock-based compensation expense-related party of $198,359 and stock based compensation-consultants in the amount of $632,107 in the current fiscal quarter, and to costs associated with diversification of the Company’s product lines, expansion of facilities, increased professional fees, and higher general and administrative expenses.

Liquidity and Capital Resources

We had cash and cash equivalents of $519,365 as of June 30, 2006. We also had $900 of accounts receivable, prepaid expenses of $252,222, and $161,016 of cash deposits held by others. The Company also had net fixed assets of $1,770, making our total assets at June 30, 2006 equal to $935,273.

Our total current liabilities as of June 30, 2006 consisted of $68,507 of accounts payable, $90,333 of accrued expenses, and $1,188,077 of Notes Payable. The Notes payable portion of current liabilities consisted of notes payable to related parties of $708,132 less discounts of $167,704, and notes payable to others of $905,808 less discounts of $258,159. The total of current liabilities at June 30, 2006 was $1,346,917. The company also had long term liabilities consisting of notes payable to unrelated parties of $19,161 ($700,000 less discounts of $680,839), liability attributed to the beneficial conversion feature of the convertible notes in the amount of $1,258,782, and liability associated with the issuance of detachable warrants in the amount of $3,681,105. The total of long- term liabilities at June 30, 2006 was $4,959,048. The total liabilities as of June 30, 2006 were $6,305,965.

During the three months ending June 30, 2006, the Company had sales revenues of $425, and $5,928 of direct costs of operations, resulting in gross operating deficit of $(5,503). The Company incurred other expenses of $1,204,631, resulting in a net loss from operations of $(1,210,134).

The Company has financed its operations through new financing in the form of sale of callable secured convertible notes payable to four accredited investors. During the fiscal quarter, the Company received proceeds from this financing, as described in detail in the notes to financial statements. At the end of the fiscal quarter, the Company had cash and cash equivalents of $519,365. The Company incurred direct finance charges in connection with the placement of the Convertible Notes in the amount of $96,000. In addition, the Company expensed finance charges attributable to the issuance of warrants in connection with the Convertible Notes in the amount of $4,040,569, amortization of the discount of the convertible debt in the amount of $19,161, and $3,452 of accrued interest payable on the long term note payable of $700,000.
After taking into account the foregoing accrued interest expenses and financing costs and other expenses attributable to the change in fair value of warrants and value of derivative liability, in the total amount of $4,629,723, and provision for income taxes of $800, the financial net loss for the three months ended June 30, 2006 was $(5,840,657).

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS.

Over the next twelve months, the Board of Directors has determined to focus the Company on the development of business under its Aquair subsidiary. The Company has distributed its Amerikal subsidiary to a group of founding shareholders, and has sold the rights to the sole asset in its On Line Surgery subsidiary.

Currently, Aquair distributes licensed environmentally-friendly atmospheric water generating equipment that creates purified drinking water from air for residential and commercial uses, and converts brackish, polluted, or grey water to purified water, and licensed “anti-microbial” water cleaning and filtration products.

Aquair plans to distribute or sublicense (i) “anti-scaling” water technology; (ii) potable bottled water generated from commercial and industrial water generation and filtration technologies; (iii) potable water via mobile air to water units in geographic regions where no solution exists for purified drinking water; (v) carbonated energy drinks made with purified water from our licensed technologies; (v) water desalinization technology for use in conjunction with wet bed mining; and (vi) other water-related technologies.

The Company further plans to increase its sales, marketing, and investor relations efforts for the Aquair brand and product line by adding personnel and/or consultants. The fundamental thrust of our marketing strategy will consist of reaching home shoppers, health related businesses, large business accounts, the government, hotel industry, residential and commercial pool owners, and maritime industry through direct response, direct sales, and strategic partnerships with manufacturers, distributors and sales agents/consultants. The Company also plans to utilize celebrity spokespersons to help establish the Aquair brand and sell carbonated energy drink products made from our technology’s pure water.

As of June 30, 2006 we had cash and cash equivalents of $519,365, and accounts receivable in the amount of $900. In light of the Company’s distribution of its Amerikal subsidiary and its corresponding revenue, in order to fully execute its business plan for the next twelve months the Company may need to raise additional funds for the marketing and distribution of its Aquair products. The Company has not yet decided upon the specific method of raising additional working capital that may be required to meet its objectives. Additional working capital funds may be obtained through various means, including the future sale of the Company’s equity securities in private or public offerings, debt financing, hybrid financing, trade financing, receivables financing, factoring or any combination of credit, equity and/or debt which the Company can obtain on terms deemed favorable to the Company by the Board of Directors.

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

Off-Balance Sheet Arrangements.

None.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate that the Company will continue in business as a going concern. During the three months ended June 30, 2006 the Company showed a net loss from continuing operations in the amount of $(1,210,134). The financial net loss after provision for income tax, interest and financing expense is ($5,840,657) for the most recent fiscal quarter.

The Company can no longer rely on revenues from its distributed subsidiary Amerikal. Therefore, the Company will be developing revenues through its Aquair subsidiary. Aquair has commenced sales and anticipate future sales and revenues from its licensed atmospheric water generators and anti-microbial products. To date only minimal sales have been generated from these product-lines, as selling activity has only recently commenced.

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

The Company granted stock options pursuant to a consulting agreement dated July 18, 2005 among the Company, Aquair, Inc. and General Steve Ritchie. In exchange for sales and marketing services to be rendered for Aquair, Inc. and as partial compensation for services, General Ritchie was granted an option to purchase 100,000 shares of the Company’s common stock, vesting over a three-year period with one third vesting at twelve months from date of execution of the Agreement, one third at twenty-four months, and the final third at thirty six months. As of the date of this agreement, the Company’s common stock was trading at approximately $3.00 per share. Based upon the Black Scholes method of calculation, the Company determined that the fair value of the options granted would be $346,379. In this quarter, the Company recorded prepaid compensation of $ 27,468 attributable to the grant of these options. From inception of the options grant to June 30, 2006, the Company has recorded $105,838 of the value of these options as prepaid compensation, based upon the fair value of that proportion of options deemed earned to date. At the annual vesting dates under the Agreement, the Company will expense the options as compensation and reduce prepaid compensation.

On May 3, 2006 the Company’s Board of Directors has adopted a plan for issuance of stock options to employees or others (2006 Incentive and Non-statutory Stock Option Plan, referred to as the “Plan”). Under the Plan, the Company has reserved ten million shares for issuance. During the three months ended June 30, 2006, the Company granted the following stock options to four members of the Company’s management team and one consultant as compensation.

Date Issued	Optionee Name	Number of Options	Exercise Price	Expiration Date

May 3, 2006	Officer and director	4,008,000	$0.94	May 3, 2011
May 3, 2006	Officer and director	1,992,000	$0.50	May 3, 2011
May 3, 2006	Officer	1,008,000	$0.50	May 3, 2011
May 3, 2006	Officer and director	1,008,000	$0.50	May 3, 2011
May 3, 2006	Outside consultant	201,600	$0.50	May 3, 2011

The Plan provides for a vesting of the foregoing option grants over a five year term, with 40% of the options vesting ratably over the first two years from the date of issuance. The Company determined the fair market value of the options granted under the Plan as of the grant date using the Black Scholes valuation method, and has recorded an expense of $198,359 as stock-based compensation to related parties, and $5,065 of stock based compensation to consultants, representing the portion of the options vested in the period ended June 30, 2006. The Company also recorded the unamortized portion of these options as prepaid share-based compensation-related party on the balance sheet, in the amount of $6,197,414. See the accompanying Financial Statements and Notes to Financial Statements,, Note 9-Options and Warrants.

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

Item 3. Controls and Procedures

As required by SEC rules, the Company regularly evaluates the effectiveness of disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly on our Forms 10-QSB and annually on our Forms 10-KSB.

In the course of the audit of our consolidated financial statements for the fiscal year ended March 31, 2006, based upon the evaluation for the period ended December 31, 2005, for the reasons described below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective, as of the end of the third fiscal quarter for the period ended December 31, 2005, in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In the course of the audit of our consolidated financial statements for the fiscal year ended March 31, 2006, we determined that there were errors in the accounting treatment and reported amounts in our previously filed consolidated financial statements for the quarter ended December 31, 2005. The errors related to two areas: (1) in the presentation of the Company’s financial statements we recorded a loss on distribution of the Company’s wholly owned subsidiary in the nine months year-to-date period, but omitted to include the accounting effect of this event in the three-month period ended December 31, 2005. (2) Second, in the course of the year-end audit of our consolidated financial statements, the Company determined that the Black Scholes valuation calculation was incorrectly calculated as to certain warrants issued to related parties and others, as a result of which the allocation of value as between the notes and warrants was incorrectly stated. The Company has not yet restated its consolidated financial statements for the quarter ended December 31, 2005 but intends to do so. The Company has noted the following weaknesses in its internal controls which allowed the foregoing errors to occur. Accordingly, the consolidated financial statements contained in the previously filed Quarterly Report on Form 10-QSB for the period ended December 31, 2005 should no longer be relied upon.

Notwithstanding the material weaknesses described below, the Company's management has concluded that the consolidated financial statements included in this Report on Form 10-QSB for the period ended June 30, 2006 fairly state, in all material respects, the Company's financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. The reason for this conclusion is that the Company ascertained the errors associated with the presentation of the financial information in the course of the audit of its consolidated financial statements for the fiscal year ended March 31, 2006, filed with the Form 10-KSB on June 30, 2006.

Based on the definition of “material weakness” in the Public Company Accounting Oversight Board's Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. The Company has concluded that it did not maintain effective controls. The Company determined that because effective controls were not in place, the recognition of certain items was inconsistent with its accounting policies and that a material weakness existed in the Company's internal control over financial reporting, and disclosed this to the Board of Directors and to the independent registered public accountants. In addition, the Company has determined that a material weakness exists in the Company's internal controls over financial reporting related to the limited number of accounting personnel in the Company. The Company disclosed this to its Board of Directors and to its independent registered public accountants.

Plan for Remediation of Material Weaknesses

As noted above, the Company intends to restate and amend its previously filed Quarterly report for the affected period ending December 31, 2005. This amendment and restatement will take place as soon as practicable given the requirements for appropriate accounting review of the proposed restatements. The Company has included the foregoing matter in the agenda of its Audit Committee for its meeting in September, 2006,, at which time the Company intends to implement and promulgate new policies that improve these controls. Also, the Company has retained qualified personnel and consultants for its accounting and reporting functions.

Changes in Internal Controls

Changes in our internal controls are currently being designed and will be implemented on an ongoing basis as designed.

Limitations on the Effectiveness of Controls

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events occurring. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

On July 7, 2006, the Company was served with a lawsuit for “injunctive, declaratory relief and damages” filed by plaintiffs H2O Liquid Air, LLC and H2O Liquid Air of Florida, LLC on June 10, 2006 in the United States District Court, Southern District of Florida, Miami Division against the Company and eight other defendants. The complaint alleges ten “counts”, although only three counts are directed at the Company: unfair competition under common law, statutory infringement under section 32 of the Lanham Act, and interference with a distribution agreement. The Board of Directors believes these claims to be without merit, and will be defended by legal counsel engaged by co-defendant Munters Corp. to strongly defend these claims. Through our legal counsel, the Company will cause the appropriate legal pleadings to be filed to dismiss the Company from the case. The Company believes that any liability it may incur in connection with this case will not have a material adverse effect upon its financial condition or its results of operations.

Other than the foregoing incident or occurrence, the Company is not aware of any litigation, either pending or threatened, and has not been the defendant or plaintiff in any litigation, since the discharge from bankruptcy attributable to its predecessor L.L. Knickerbocker Company, Inc.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 6, 2006, to obtain funding for the purpose of payment of general corporate and operating purposes, we entered into a definitive Securities Purchase Agreement and ancillary agreements with four accredited investors for the sale of $2,000,000 of 6.0% Callable Secured Convertible Notes due June 6, 2009 (the "Convertible Notes"). The Convertible Notes are convertible at the option of the holder at any time prior to maturity into shares of our Common Stock at a conversion price of the market price as defined in the agreements. Our obligations under these notes are secured by certain of our assets.

The shares of common stock being sold will be issued to the investors upon conversion of the principal amount plus interest accrued thereon of the Notes in the collective principal amount of $2,000,000. As of June 30, 2006, we had issued $700,000 of the total $2,000,000 Notes. On July 20, 2006 an additional $600,000 of Notes was issued upon the filing of a registration statement for the shares underlying the Notes, and the remaining $700,000 is issuable upon the effectiveness of this registration statement.

The conversion rate of the Notes is based upon 50% of the Market Price of our stock at the time of conversion. "Market Price" means the average of the lowest three trading prices for the Common Stock during the twenty day period ending one trading day prior to conversion as reported on the OTC Bulletin Board. As a result of the beneficial conversion feature of the Notes, the Company has determined the valuation of the value of the maximum shares issuable to satisfy the issued convertible Notes based upon the Black Scholes method of valuation, and allocated the valuation of the derivative between the Convertible Note Payable and the Value of the derivative as a discount on the Note payable. The Company recorded the value attributed to the accrued derivative as a liability in the amount of $1,258,782. The discount on the Convertible Note payable is being amortized over the term of the notes (three years). During the period ended June 30, 2006, the Company expensed $19,161 as finance charges attributable to this amortization, and reduced the discount on convertible Note Payable in a similar amount.

In addition to the foregoing, the convertible note investors were issued warrants to purchase 4,000,000 shares of our common stock concomitant with the sale of the Notes. These warrants have an exercise price of $1.10 per share, expire on June 6, 2016, and were not registered as a part of the SB-2 Registration Statement filed by the Company during this fiscal quarter. However, since the warrants may be exercised at any time during their ten year term, the Company has determined the valuation of these warrants under the Black Scholes method of valuation as of the date of the grant of the warrants, and recorded a liability attributable to the warrants in the amount of $3,681,105. The Company has recorded finance charges, interest expenses, and expenses attributed to change in fair value of warrants and derivative liability in a total amount of $4,358,501 in the period ended June 30, 2006.

Pursuant to an engagement agreement for financial advisory services and as compensation for the Note financing, the Company issued 640,000 warrants, each to purchase on share of the Company’s common stock to Ascendiant Securities, LLC. Each warrant is exercisable to purchase one share of our common stock for an exercise price of $0.80, through the date which is seven years from the date of issuance. The warrants carry standard anti-dilution and protective provisions. The Company determined the value of the warrants so issued to be $611,036 based upon the Black Scholes method of valuation, and since the services for which these warrants were issued have been fully performed, the Company has recorded the entire value of the warrants as stock based compensation-consultants in the quarter ended June 30, 2006.

The issuance of the foregoing warrants was accounted for in accordance with Financial Accounting Standards Board Statements using the Black-Scholes option pricing model, as further described in Notes to Financial Statements, Note 6 “Notes Payable”, Note 7 “Convertible Debt with Detachable Warrants, and Note 9 “Options and Warrants”, attached. Although management believes its estimate regarding the fair value of the warrants so determined to be reasonable, there can be no assurance that all of the subjective assumptions will remain constant, and therefore the valuation of the warrants may not be a reliable measure of the fair value of the prepaid compensation, accrued liabilities, and finance charges recorded by the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits.

3.1	Articles of Incorporation of International Beauty Supply Ltd. (“IBS”) filed July 12, 1985. (1)
3.2	Amendment to Articles of Incorporation of IBS filed May 28, 1993. (2)
3.3	Certificate of Amendment to Articles of Incorporation of the L.L. Knickerbocker Company Inc. (“LLK”) filed June 27, 1994. (2)
3.4	Certificate of Amendment to Articles of Incorporation of LLK filed September 29, 1994. (2)

3.5	Certificate of Amendment of the Articles of Incorporation of LLK, filed September 1, 1995. (3)
3.6	Certificate of Amendment of the Articles of Incorporation of LLK, filed June 19, 1996. (3)
3.7	Certificate of Amendment to the Articles of Incorporation of LLK filed April 22, 1999. (2)
3.8	Certificate of Amendment to the Articles of Incorporation of the L.L. Knickerbocker Company Inc. filed January 9, 2003. (3)
3.9	Bylaws of the L.L. Knickerbocker Company Inc. (4)
10.1	Consulting Agreement between Aquair, Inc. and Brig. General Steve Ritchie dated July 18, 2005, filed November 14, 2005. (5)
10.2	Master Separation and Distribution Agreement dated November 15, 2005, filed November 16, 2005 (6)
10.3	Distribution Agreement entered into between Aquair, Inc. and Locke Media dated August 30, 2005 filed November 14, 2005. (5)
10.4	Agreement entered into between Aquair and Entech Sales dated November 2005, filed February 15, 2006. (7)
31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, filed herewith.

[1]	Incorporated by reference to the L.L. Knickerbocker Co., Inc. Form SB-2 Registration Statement No. 33-85230-LA as filed on October 13, 1994.
[2]	Incorporated by reference to L.L. Knickerbocker Co., Inc. Form 10-K as filed on April 14, 2000.
[3]	Incorporated by reference to the Company’s Form 10-KSB, as filed on June 29, 2005.
[4]	Incorporated by reference to the L.L. Knickerbocker Co., Inc. Annual Report on Form 10-KSB as filed on March 29, 1995.
[5]	Incorporated by reference to the Company’s Form 10-QSB, as filed on November 14, 2005.
[6]	Incorporated by reference to the Company’s Form 8-K, as filed on November 16, 2005.
[7]	Incorporated by reference to the Company’s Form 10-QSB, as filed on February 15, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R G Global Lifestyles, Inc.

Signature	Title	Date

/s/ Louis L. Knickerbocker
Louis L. Knickerbocker	Chairman of the Board, CEO	August 21, 2006

/s/ William C. Hitchcock
William C. Hitchcock	Chief Financial Officer	August 21, 2006