Form 10QSB
period 2006-09-30
RG GLOBAL LIFESTYLES INC
filed 2006-11-20
CIK 932136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

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

The number of shares outstanding of the issuer’s Common Stock as of November 17, 2006 was 17,900,000.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

R.G. Global Lifestyles, Inc.
Consolidated Balance Sheet
(unaudited)

September 30
2006
Assets

Current assets:
Cash and cash equivalents	$320,294
Accounts receivable	120,600
Prepaid expenses	165,978
Total current assets	606,872

Fixed assets, net	5,369

Intangible assets, net	196,895
Deposits held	162,016
Total other assets	358,911

Total Assets	$971,152

Liabilities and Stockholders' (Deficit)
Current Liabilities
Accounts payable	70,704
Payroll taxes payable	1,233
Accrued liabilities	139,482
Notes payable-related party ($708,132 net of $48,318 discount)	659,814
Notes payable others ($905,808 net of $126,384 discount)	779,424
Total current liabilities	1,650,657

Long term liabilities
Liability associated with detachable warrants-conv. notes	3,756,361
Accrued derivative liability-convertible notes	2,416,798
Convertible notes payable ($1,300,000 net of $1,189,174 discount)	110,826
Total long term liabilities:	6,283,985

Total liabilities	7,934,642

Stockholders' (deficit)

Preferred stock, $0.001, 10,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 17,650,000 shares issued
and outstanding as of September 30, 2006	17,650
Additional paid-in capital	8,682,011
Prepaid share-based compensation-related party	(5,919,177)
Prepaid share-based compensation	(15,180)
Accumulated (deficit)	(9,728,794)
Total stockholders' (deficit)	(6,963,490)

Total Liabilities & Stockholders' (deficit)	$971,152

The accompanying notes are an integral part of these financial statements.

R.G. Global Lifestyles, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months ended		For the Six Months ended
	September 30		September 30
	2006	2005	2006	2005
Revenue
Product Sales	$119,700	$6,240	$120,125	$10,840
Cost of sales	58,600	7,150	64,528	9,381
Gross profit	61,100	(910)	55,597	1,459

Expenses:
Advertising and marketing	21,714	-	25,058	-
Commissions	15,000	16,081	15,000	28,081
Consulting services	293,135	66,380	1,045,964	79,937
Depreciation and amortization	3,314	-	3,344	-
General and administrative expenses	170,170	16,370	273,608	9,274
Professional fees	134,362	77,519	214,692	141,692
Rent - related party	51,915	18,000	93,715	36,000
Salaries and wages	69,221	-	93,721	-
Stock compensation - related party	417,679	-	616,038	-
Total expenses	1,176,510	194,350	2,381,140	294,984

Operating (loss)	(1,115,410)	(195,260)	(2,325,543)	(293,525)

Other income (expense)
Interest Income	-	284	-	284
Income tax refund	-	-	-	1,551
Change in Fair value of warrants re: convertible notes	75,256	-	268,312	-
Change in fair value of derivative liability-convertible notes	91,657	-	97,920	-
Interest and Financing related to convertible notes	558,024	-	4,717,206	-
Interest and financing expense-related party	133,665	-	261,810	-
Interest and financing expense-other	220,302	(12,133)	363,379	(12,133)
Total other income (expense)	(1,078,904)	(11,849)	(5,708,627)	(10,298)

	(2,194,314)	(207,109)	(8,034,170)	(303,823)

Provision for income taxes
Current state	-	-	(800)	(1,865)
Total income taxes	-	-	(800)	(1,865)

Net (loss) from continuing operations	(2,194,314)	(207,109)	(8,034,970)	(305,688)

Discontinued operations
Income (loss) from discontinued operations, net of tax	-	385,611	-	406,828
Loss on distribution of discontinued operations, net of tax		-	-	-
Net income (loss) from discontinued operations	-	385,611	-	406,828

Net income (loss)	$(2,194,314)	$178,502	$(8,034,970)	$101,140

Weighted average number of
common shares outstanding - basic and fully diluted	17,650,000	25,150,000	17,650,000	25,150,000

Net income (loss) per share - basic and fully diluted
Continuing Operations	$(0.12)	$(0.01)	$(0.46)	$(0.01)
Discontinued Operations	-	0.02	-	0.02
	$(0.12)	$0.01	$(0.46)	$0.00

The accompanying notes are an integral part of these financial statements.

R.G. Global Lifestyles, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the six months ended
	September 30
	2006	2005
Cash flows from operating activities
Continuing Operations
Net (loss) from continuing operations	$(8,034,970)	$(305,688)
Adjustments to reconcile net loss from continuing operations to	(8,034,970)	(305,688)
net cash (used) by continuing operations:
Depreciation & amortization	3,374	-
Warrants Discount amortization-related party	233,211	-
Warrants Discount amortization-unrelated party	257,226	-
Non-cash expenses associated with convertible debt	4,617,693	-
Stock based compensation - related party	616,038	-
Stock based compensation - consultants and legal	815,944	-
Change in Fair Value of warrant liability	268,312	-
Change in Derivative liability	97,920	-
(Increase) decrease in prepaid compensation	-	(26,123)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(119,700)	-
(Increase) decrease in inventory	-	12,278
(Increase) decrease in prepaid expenses	10,044	(32,642)
(Increase) decrease in deposits held	(481)	(149,990)
Increase in accounts payable	21,859	13,775
Increase in accrued liabilities	92,919	32,995
(Decrease) in payroll tax payable	(148)	-
Increase (decrease) in due to affiliate	-	(239,062)
Net cash (used) in continuing operations	(1,120,759)	(694,457)
Net cash provided (used) in discontinued operations	-	(73,939)
Net cash provided (used) by operating activities	(1,120,759)	(768,396)

Cash flows from investing activities:
Purchase of fixed assets	(5,608)	(350)
Purchase of intangible assets	(200,000)	-
Net cash provided (used) in continuing operations	(205,608)	(350)
Net cash (used) in discontinued operations
Net cash provided (used) by investing activities	(205,608)	(350)

Cash flows from financing activities
Proceeds from notes payable	1,300,000	600,000
Donated Capital	-	96,443
Net cash provided by financing in continuing operations	1,300,000	696,443
Net cash provided (used) in discontinued operations	-	-
Net cash provided (used) by financing activities	1,300,000	696,443

Net increase (decrease) in cash provided by continuing operations	(26,367)	(72,303)
Cash - beginning	346,661	159,661
Cash - ending	$320,294	$87,358

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

As of September 30,
2005
Assets Distributed
Cash and cash equivalents	$45,287
Accounts receivable	1,039,684
Inventory	131,120
Property and equipment, net	17,037
Other assets	315,780
Total assets of discontinued operations	1,548,907

Liabilities Distributed
Accounts payable	106,657
Accrued liabilities	240,420
Total liabilities of discontinued operations	347,077

Net assets of discontinued operations distributed	$1,201,830

Net income (loss) from discontinued operations as reported on the consolidated statements of operations, including the (loss) on the distribution of discontinued operations, consists of the following:

R.G. Global Lifestyles, Inc.
Notes to consolidated financial statements

As of Sept. 30,
2005
Summary of Income
Revenues	$1,923,877
Cost of revenues	786,964
Gross profit	1,136,913

Total operating expenses	670,655
Total other (income) expenses	(441)
Provision for income tax	94,831

Income from operations of Amerikal, net of tax	$371,868

As a result of the foregoing distribution of Amerikal, the Company recognized a loss from discontinued operations in the quarter ended December 31, 2005 of ($837,768). There were no sales from Amerikal included in the periods from October 1, 2005 to September 30, 2006.

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred an operating loss from continuing operations before income taxes and other expenses of $(1,115,410) for the period ended September 30, 2006, and had gross sales of $119,700. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain equity and/or debt financing and upon future profitable operations from the development of its new business opportunities. The Company has recently completed the raising of $2,000,000 of invested capital through the placement of convertible notes. See “Convertible Debt with Detachable Warrants”, Note 7, below. During the six months ended September 30, 2006, the Company issued $1,300,000 of the total of $2,000,000 planned issuance of convertible notes, and recorded as other expenses the following: (1) Interest and financing expenses related to convertible notes in the amount of $4,717,206; (2) Change in fair value of warrants issued re: convertible notes in the amount of $268,312; and (3) Change in the fair value of derivative liability re: convertible notes in the amount of $261,810. These expenses total $5,247,328 of the total of “Other Expenses” set forth in the attached Consolidated Statement of Operations, or 65.3% of the total net loss of ($8,034,170) reported by the Company for the six months ended September 30, 2006. In addition, during the six months ended September 30, 2006, the Company accrued interest and financing expenses to related parties in the amount of $261,810 and interest and financing expenses of $363,379, in connection with the issuance of short term notes payable to related parties and others, for a total of $625,189. The combined total of interest and financing charges incurred by the Company and reflected as “Other (expense)” on the Consolidated Statements of Operations, attached, is $5,708,627 during the six months ended September 30, 2006. The foregoing financing costs combined represent over 71% of the net loss from continuing operations during the most recent six month period of operations.

There can be no assurance that this additional capital will be sufficient for the Company to achieve profitability in its operations, and it is possible that additional equity or debt financing may be required to continue as a going concern. Without such additional capital, there is some doubt as to whether the Company will continue as a going concern. The Company does not yet have a specific plan to raise additional funds following the issuance of the $2,000,000 in convertible notes.

R.G. Global Lifestyles, Inc.
Notes to consolidated financial statements

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities, which might be necessary in the event the Company cannot continue in existence.

Note 4 - Fixed Assets

Fixed assets of continuing operations and discontinued operations as of September 30, 2006 and 2005 consisted of the following:

Continuing Operations	2006	2005
Office equipment	$5,608	$-
Accumulated depreciation	(239)	-
	$5,369	$-

Discontinued Operations
Office equipment	$-	$20,873
Accumulated depreciation	-	(3,836)
	$-	$17,037

During the six months ending September 30, 2006 and 2005, the Company recorded $239 and $0 of depreciation expense for continuing operations and recorded $0 and $2,406 for discontinued operations, respectively.

Note 5 - Amortization Expense

During the quarter ended September 30, 2006 the Company acquired certain intangible rights (described below) in the amount of $200,000 and recorded $3,105 of amortization expense. During the quarter ended September 30, 2005, the Company did not record amortization expense for continuing operations. During the quarters ended September 30, 2006 and 2005, the Company recorded amortization expense of $0 and $75,000 for discontinued operations, respectively.

On July 12, 2006, the Company executed a letter of intent with Catalyx, Inc. to license their patented technology for use in removing excessive sodium from the water associated with wet bed methane mining in the State of Wyoming. The Company paid $200,000 cash for this right. The transaction contemplates that three selected oil companies located in Wyoming will each produce a purchase order to Aquair, through Catalyx, for the purpose of proving the viability of the technology for the oil companies. Testing was commenced in the quarter ended September 30, 2006 and is underway. When testing is successfully completed, it is anticipated that contracts with one or all three of the oil companies will be generated for Aquair to process the water on a “charge by the barrel” basis. The Company has recorded this payment as an intangible asset and is amortizing the value over a fifteen year life.

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

R.G. Global Lifestyles, Inc.
Notes to consolidated financial statements

As of September 30, 2006, the Company had entered into eight separate investments totaling $1,613,940 under the terms of the Offering, of which $613,940 was money already loaned to the Company and then converted into an investment in the Offering. In each instance, the Company allocated the proceeds between Notes and Warrants based upon their fair value, using the Black Scholes method of valuation. For purposes of determining the volatility factor in the Black Scholes valuation model, the company looked to the lowest price of the Company’s stock over the entire trading history of the Company’s stock from inception to the date of the Warrant grant. The exercise price is re-determined as of the filing date for each quarter’s financial statements, and is based upon the lowest price for the Company’s common stock during the look-back period.

The discounts on the notes payable are being amortized over the period of one year. During the quarter ended September 30, 2006, the Company expensed $251,161 of interest as finance charges attributable to the Warrant, and reduced the discounts on the notes payable by a similar amount.

Note 7 - Convertible Debt with Detachable Warrants.

On June 6, 2006, the Company entered into a definitive Securities Purchase Agreement and ancillary agreements (the “Agreements”) with four accredited investors (the “Investors”) for the sale of $2,000,000 of 6.0% callable secured convertible notes due June 6, 2009 (the “Convertible Notes”.) The Convertible Notes are convertible at the option of the holders at any time prior to the maturity date into shares of the Company’s common stock at a conversion price of the market price as defined in the agreements. As of September 30, 2006, the Company had issued $1,300,000 of the Convertible Notes pursuant to the Agreements. The conversion rate of the Convertible Notes is based upon 50% of the Market Price of the Company’s stock at the time of conversion. Market price is defined as the average of the lowest three trading prices for the Company’s stock on the OTC Bulletin Board during the twenty day period, ending one trading day prior to conversion. The Company incurred $53,000 of direct finance charges and expenses attributable to the placement of the Convertible Notes in the period ended September 30, 2006. In addition, the Company accrued $17,097 of interest expense on the $1,300,000 of notes payable during the quarter ended September 30, 2006. The Company also incurred finance charges attributable to the issuance of the warrants and the beneficial conversion feature issued in connection with the second tranche of Convertible Notes in the amount of $531,464.

Due to the preferential conversion feature of these convertible notes, the Company has accrued a liability attributable to the beneficial conversion feature in the amount of $2,416,798, which represented the value of additional shares that may be issued upon conversion at the market price on the date of issuance, versus the value of the maximum number of shares that may be issued at the discounted price. In addition to the foregoing, the Company issued 4,000,000 detached warrants to purchase shares of the Company’s common stock to the convertible note investors. The Company determined the value of these warrants using the Black Scholes method of valuation, and recorded a liability attributed to the fair value of the warrants at September 30, 2006 in the amount of $3,756,361. The warrants may be exercised at any time following issuance. During the quarter ended September 30, 2006 the Company recorded as other expenses (1) the change in fair value of the warrants between the date of issuance and September 30, 2006 in the amount of $75,256, and (2) the change in fair value of the derivative liability between date of issuance and September 30 in the amount of $91,657.

The Company has performed calculations of the valuation of the maximum shares issuable to satisfy the convertible notes on the date of issuance and the end of the reporting period based upon the Black Scholes method of valuation, and allocated the valuation of the derivative between the convertible note payable and the value of the derivative as a discount on the note payable. The discount on the convertible note payable is being amortized over the term of the notes (three years.) During the period ended September 30, 2006 the Company expensed $91,655 as finance charges attributable to the amortization of the discounts on note payable, and reduced the discount on the convertible notes payable in the same amount. In calculating the value of the above derivative, the Company has not included any value attributable to the potential penalty of $0.02 per share that is provided for in the agreements in the event of not being successful in have an effective Registration statement within 120 days of the issuance of any of the convertible notes, as the Company has already met the requirement with respect to the first tranche notes, and has timely filed the second SB-2 Registration Statement and reasonably expects the approval of such statement within the 120 day time limit . In the event that the 120 day period is reached without the Registration Statement being declared effective, the Company will increase the valuation of the derivative to include the penalty provisions.

R.G. Global Lifestyles, Inc.
Notes to consolidated financial statements

Note 8 - Options and Warrants

Common Stock: Options

In the quarter ended September 30, 2005, the Company entered into a three-year agreement with a consultant, who later became a related party (Director of the Company). As a portion of the compensation due to the consultant under the agreement, the Company issued options to purchase 100,000 shares of the Company’s common stock vesting at the rate of one-third at the end of each 12 months under the agreement. These options were not issued pursuant to the Company’s 2006 Incentive and Nonstatutory Stock Option Plan, described below. The Company determined the fair market value of the options as of the date of the grant at $346,379, using the Black Scholes valuation method with the following estimates: 4% risk free rate and 100% volatility of the Company’s common stock. In recognition of the equitable obligation to issue the options in the event of the death or disability of the consultant, the Company has reflected the portion of the options ratably earned between the anniversary date of the Agreement and September 30, 2006 in the amount of $23,982 in a special equity account entitled “Prepaid Share Based Compensation.” In July 2006, at the twelve-month anniversary date of the consulting agreement based upon the vesting of the options, the Company has reduced prepaid compensation in the amount of the previously earned options and increased share based compensation to related party in the amount of $115,460.

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

*The Company determined the fair market value of the options issued above as of the date of the grant using the Black Scholes valuation method with the following estimates: 5.25% risk free rate and 145% volatility of the Company’s common stock. The Plan provides for a vesting of the options over a five year term, with 40% of the options vesting ratably over the first two years (24 months) from the date of issuance. During the quarter ended September 30, 2006, the Company reduced prepaid share based compensation to related parties by $302,219 and expensed as stock-based compensation-related party the vested portion of the options earned in this fiscal quarter by the same amount. In addition, the Company has reduced prepaid share-based consulting expenses in the amount of $7,716 and increased stock based compensation-consulting services by the same amount for the vested portion of consulting options during this fiscal quarter.

R.G. Global Lifestyles, Inc.
Notes to consolidated financial statements

The following is a summary of activity of outstanding stock options:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price
Balance, March 31, 2006	100,000	$2.00

Options granted	8,217,600	0.73
Options exercised	-	-

Balance, September 30, 2006	8,317,600	0.73
Exercisable, September 30, 2006	701,466	$0.73

At March 31, 2006, the range of option prices for shares and the weighted-average remaining contractual life is as follows:

	Options Outstanding			Options Exercisable
Range of Option Exercise Prices	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number Of Options	Weighted- Average Exercise Price
$0.50 - 2.00	8,317,600	$0.73	4.59 yrs	701,466	$0.73

Common Stock Equivalents: Warrants

In the third quarter 2005, the Company entered into a legal retainer agreement with legal counsel providing for the issuance of cashless warrants to purchase 25,000 shares of the Company’s common stock at $2.00 per share, in prepayment of legal services to be rendered by the law firm on behalf of the Company. Pursuant to the agreement, the warrants vest over ten months from the inception of the agreement in September, 2005, and expire five years after the vesting date in July, 2006. The Warrants have been attributed a value of $66,963 using the Black Scholes method of valuation with the following estimates: 4% risk free rate and 105% volatility of the Company’s common stock. At the anniversary vesting date in September, 2006, the Company reduced prepaid compensation in the amount of the earned portion of the vested warrants, issued the warrants, and recorded an expense of $66,963 as legal fees. The legal retainer agreement further provides that one third of all legal fees will be paid in cash during the legal services representation, and the balance (including the 25,000 warrants referred to above) shall be paid in warrants. In the event that the fees exceed the face value of the warrants already issued or $50,000, additional warrants will be issued on the same terms and price.

On March 16, 2006 the company entered into an agreement with a consultant to issue cashless warrants to purchase 120,000 shares of the Company’s common stock, as compensation for services to be rendered over the period of one year. The warrants vest ratably over the one year agreement period. The Company has valued the warrants at $64,205 as of the date of the grant, based upon the Black Scholes method of valuation using the following estimates: 5.25% risk free rate, 138% volatility of the Company’s common stock and an expected life of 5 years. The Company had previously reflected the entire value of the warrant grant as Prepaid Compensation as of March 31, 2006. During the quarter ended September 30, 2006, the Company recorded $16,051 of consulting expense representing the vested portion of these warrants, and reduced prepaid compensation by the same amount.

R.G. Global Lifestyles, Inc.
Notes to consolidated financial statements

During the quarter ended September 30, 2006 the Company issued 100,000 and 5,000 warrants respectively to two consultants for past services. The Company valued these warrants at $90,519 and $4,526 respectively using the Black Scholes method of valuation using the following estimates: 5.25% risk free interest rate, 163% volatility of the Company’s common stock and an expected life of 5 years. Since the warrants were vested immediately, the Company recorded an expense in the amount of the value of the issued warrants as stock-based compensation-consulting services.

Warrants Issued in Connection with Convertible Notes:

The investors in the convertible note transaction were issued warrants to purchase 4,000,000 shares of the Company’s common stock, concomitant with the sale of the convertible notes. These warrants have an exercise price of $1.10 per share, and expire on June 6, 2016. These warrants have not yet been registered through the filing of an SB-2 Registration Statement, but have been issued and are exercisable at any time during their ten year term. The Company has determined the valuations of these warrants based upon the Black Scholes method of valuation, using the following estimates: 5.25% risk free interest rate, 193% volatility of the Company’s common stock, and an expected life of ten years. The Company recorded a liability in the amount of $3,756,361 as of September 30, 2006 attributable to the issuance of these warrants.

In addition to the foregoing, pursuant to an engagement agreement for financial advisory services and as compensation for the Convertible Note financing, the Company issued 640,000 warrants to purchase shares of the Company’s common stock to Ascendiant Securities, LLC. These warrants bear an exercise price of $0.80 per share, and are exercisable for a term of seven (7) years from the date of issuance. The Company determined the value of the warrants to be $611,036 based upon the Black Scholes method of valuation, using the following estimates: 5.25% risk free interest rate, 150% volatility of the Company’s common stock, and an expected life of 7 years. Since the services for which these warrants were issued have been fully performed, the Company recorded the entire value of the warrants as stock based consulting expense in the quarter ended June 30, 2006.

The issuance of the warrants was accounted for in accordance with Financial Accounting Standards Board Statements using the Black-Scholes option pricing model (with the same assumptions as those used for the options), which resulted in the recording of discounts to Notes Payable issued in conjunction with certain warrant grants above, in the amounts equal to the portion of the note proceeds allocated between the debt and the fair value of the warrants.

The following is a summary of activity of outstanding stock warrants:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price
Balance, March 31, 2006	$1,758,940	$0.63

Warrants granted	4,745,000	1.02
Warrants exercised	-	-

Balance, September 30, 2006	6,503,940	0.86
Exercisable, September 30, 2006	$4,745,000	$1.06

R.G. Global Lifestyles, Inc.
Notes to consolidated financial statements

At June 30, 2006, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Prices	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number Of Warrants	Weighted- Average Exercise Price
$ 0.60 - 2.00	6,503,940	$0.86	8.7 yrs	4,745,000	$1.02

There have been no other issuances of options or warrants by the Company in the quarter ended September 30, 2006.

Note 9 - Commitments and Contingencies

Legal Proceedings

On August 30, 2005, the Company was served with a lawsuit filed as Case No. 05CC09548 in Orange County, California Superior Court. In the complaint, Universal Communications Systems, Inc. and its subsidiary Atmospheric Water Technologies, Inc. allege defamation, interference with prospective economic advantage, and false advertising, and seek compensatory and punitive damages, and costs against the Company. The Board of Directors believes these claims to be without merit, and has engaged legal counsel to strongly defend these claims. Through its legal counsel, the Company has filed an answer and alleged over twenty affirmative defenses to the remaining charging allegations in the plaintiff’s complaint. Legal counsel for the Company has recently filed a motion for summary judgment in this case. The hearing on the motion for summary judgment is scheduled to be heard by the Court in January, 2007. The Company believes that any liability it may incur in connection with this case will not have a material adverse effect upon its financial condition or its results of operations.

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

On June 1, 2006, the Company engaged Intercontinental Management of Nevada (“IMN” as a consultant to head up sales and marketing, and provide product support, training and maintenance services to customers of Hydrosil. The consulting agreement obligates the Company to pay consulting fees of up to $7,500 per month for the sales, product support, training, and maintenance services to be performed by IMN over the ten-year term. In addition, the Agreement provides for commissions on sale of products licensed to the Company under the Apcan Distributors, LLC agreements discussed above, and provides for IMN to earn options to purchase common stock of the Company based upon realization of stated sales objectives.

R.G. Global Lifestyles, Inc.
Notes to consolidated financial statements

Note 10 - Segment reporting and concentrations

Up until the end of the quarter ended September 30, 2005, the Company operated in a business segment that included the manufacture and sale of natural supplements, health and beauty aid products for the nutraceutical industry. Effective as of the quarter ended December 31, 2005 the Company completed the distribution of Amerikal, and has subsequently concentrated solely upon Aquair for its revenue activity. The Company is therefore again operating in a single business segment for the sales of its products. In the quarter ended September 30, 2006 the Company made gross sales of $119,700 of its Hydrosil chemical products to a single customer (IMN).

Note 11 - Related party transactions

During the fiscal year ended March 31, 2005, the Company entered into an agreement with a company wholly owned by an officer and director of the Company. This Agreement continued in force for the entire fiscal year ended March 31, 2006. Effective as of April 1, 2006, the Company amended the previous agreement between its Aquair subsidiary and the related party, to increase the amount of monthly rental space and support services provided. The amended agreement provides for 1000 square feet of office space at a fair market rate of $3.00 per square foot, including maintenance, utilities and base telephone, for a total rent payment of $4,000 per month, and expanded support services including administrative and secretarial support staff at a rate of $7,500 per month. In addition, in order to provide more space for its increased staff, the Company entered into a new month to month rental and support services agreement with the same related party, to provide an additional 667 square feet of rental space on a full service basis, including maintenance, utilities and base telephone, at the fair market rental rate of $3.00 per square foot, for a total monthly space rental charge of $3,000 per month. The second rent and support services agreement also provides for additional support services in the form of secretarial staff, at a rate of $5,200 per month. The agreements are not binding and may be cancelled by either party at any time. During the quarter ended September 30, 2006, the Company expensed $51,915 under this agreement.

As described in detail in Note 6-Notes Payable, above, during the year ended March 31, 2006, the Company also entered into three transactions with related parties whereby the Company issued Notes with Warrants to officers and directors of the Company.

The Company also entered into an agreement to issue options to purchase stock of the Company with a Consultant who later became a related party (Director of the Company). The Company expensed as stock based compensation-related party the vested portion of options issued pursuant to this agreement on the vesting anniversary date in July, 2006 in the amount of $115,460.

On May 3, 2006, the Company also adopted a stock option plan (the “Plan”) pursuant to which it granted options to four members of its management team, three of whom are officers and directors, and one of whom is an officer of the Company. During the quarter ended September 30, 2006 the Company recorded the vested portion of these options as an expense entitled “Stock-based compensation-related party” in the amount of $302,219. See Note 8 - Options and Warrants, above.

R.G. Global Lifestyles, Inc.
Notes to consolidated financial statements

Note 12 - Subsequent Events

The Company has filed a shelf resale registration statement on Form SB-2 covering 2,640,000 shares of the Company common stock in connection with the financing transaction described in Note 7 - Convertible Notes, above - which the SEC declared effective on October 12, 2006.

On October 20, 2006, the Board of Directors re-priced the exercise price of the following stock options granted under the Plan:

Date Issued:	Optionee Name	Number of Options	Original Exercise Price	Re-Price
May 3, 2006	Officer and Director	4,008,000	$0.94	$0.28
May 3, 2006	Officer and Director	1,992,000	$0.50	$0.20
May 3, 2006	Officer	1,008,000	$0.50	$0.20
May 3, 2006	Officer and Director	1,008,000	$0.50	$0.20
May 3, 2006	Outside Consultant	201,600	$0.50	$0.20

In addition, the Company has commenced product development of a line of natural energy drinks in connection with its plan to diversify its customers and product lines.

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

•	Ability to successfully replace revenues of its distributed subsidiary Amerikal;
•	Any unforeseen liabilities in value beyond the escrowed reserve resulting from the Amerikal distribution;
•	If acquisitions are made, the costs and successful integration of acquisitions;
•	Barriers in trade with foreign countries or tariff regulations and other United States and foreign laws;
•	Political and economic instability and changes in monetary policy of the foreign countries we currently do business in;
•	Loss of customers or sales weakness;
•	Inability to achieve future sales levels or other operating results;
•	Ability to locate suitable new products for distribution within our business sector, and retain licensing rights to such new products on acceptable terms;
•	The continuation of favorable trends, including the drop in affordable potable water globally;
•	Outcomes and costs associated with litigation and potential compliance matters;
•	Inadequacies in the Company’s internal control over financial reporting, which could result in inaccurate or incomplete financial reporting; Dilution to Shareholders from convertible debt financings;
•	Key management or other unanticipated personnel changes;
•	The unavailability of funds for capital expenditures; and
•	Operational inefficiencies in distribution or other systems.

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

Aquair plans to distribute or sublicense (i) “anti-scaling” water technology; (ii) potable bottled water generated from commercial and industrial water generation and filtration technologies; (iii) potable water via mobile air to water units in geographic regions where no solution exists for purified drinking water; (iv) energy drinks made with oxygenated water; (v) water desalinization technology for use in conjunction with wet bed mining; and (vi) other water-related technologies.

Atmospheric Pure Water Generators:

Currently, Aquair distributes licensed environmentally-friendly water generating equipment that creates purified drinking water from air for residential and commercial uses, and converts brackish, polluted, or grey water to purified water, and licensed “anti-microbial” water cleaning and filtration products.

Aquair has acquired the rights to market and distribute water generators that precipitate drinking water from air. The various water generating machine has been tested in various locations. As of September, 2006, the Company has sold units to customers in the U.S. and Asia, and anticipates further sales.

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
Aquair’s marketing strategy for its atmospheric pure water generators will focus on customers in medical related businesses, home shoppers via television and internet, pharmaceutical related businesses, large businesses within office buildings, large construction companies, maritime vessels and offshore rigs, and large restaurant and grocery store chains. Additionally, the Company will pursue government agencies through its agent Policy Impact. Aquair’s marketing strategy for its anti-microbial water cleaning agents will initially focus on residential and commercial pool owners and hotel chains.

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

Desalinization Technology for Wet Bed Methane Mining

On July 12, 2006 the Company executed a letter of intent with Catalyx, Inc. to license their patented technology for use in removing excessive sodium from the water associated with wet bed methane mining in the state of Wyoming. The Company paid $200,000 for this right. The transaction contemplates that selected oil companies located in Wyoming will test the feasibility of the technology for the oil companies. Testing commenced during the fiscal quarter ended September 30, 2006 and is underway. If the testing is successfully completed, the Company plans to enter into contracts with one or more of the oil companies to process the water on a “charge by barrel” basis.

OC Energy Drinks

On October 7, 2006 the Company launched its line of “OC ENERGY” tm drinks fashioned for the OC lifestyle. Aquair began development of the oxygenated water and the energy drinks in early 2005. presently there are three Energy Drinks and one Highly Oxygenated Water. The Energy Drinks consist of a 2-oz high-powered “shot” energy drink (“Insane”tm), a 10-oz energy drink (“KIK-IT”tm) and a 10-oz diet energy drink (“KIK-IT DIET”tm), in addition to a 17-oz (“O2”tm) bottle of 100% pure oxygenated structured water. Befitting the OC lifestyle, the energy drinks are low in natural sugar and high in vitamins and minerals. The bottles are custom-designed. Bulk deliveries of the bottled drinks will commence in mid-December and sales are not anticipated until first quarter of 2007.

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

On November 15, 2005 the Company executed an agreement with an effective date of October 1, 2005, between the Company and a group of founding shareholders, pursuant to which the Company distributed its wholly owned subsidiary Amerikal to such shareholders in exchange for approximately 7,500,000 million shares of common stock of the Company. The distribution reduced the outstanding shares of the Company at that time from approximately 25 million to approximately 17 million, and allowed management to concentrate its efforts on implementing and executing its Aquair business plan. As part of the distribution, the purchasing shareholders set aside 315,561 shares of Company common stock into an escrow account as a reserve against any unforeseen liabilities arising from the distribution. The Company’s legal and accounting advisors indicated that the proposed transaction will qualify as a tax-free distribution of a controlled corporation and exchange of equity under applicable provisions of the Internal Revenue Code, and accordingly the Company does not anticipate recognition of gain or loss as a result of the proposed agreement. As a result of the foregoing distribution of Amerikal, the company recognized a loss from distribution of discontinued operations in the quarter ended December 31, 2005 of ($837,768). There were no sales from the Amerikal subsidiary included in the current fiscal quarter endedSeptember 30, 2006.

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

During the quarter ending December 31, 2005, the Company sold its rights to the url www.onlinesurgery.com, the sole asset related to its subsidiary On Line Surgery, for $20,000. On Line Surgery Inc. never commenced operations, and is in the process of being dissolved.

Results of Operations for the Three Months Ended September 30, 2006 and 2005

As a result of the distribution of Amerikal and the sale of the rights to the On Line Surgery website, described above, the following discussion compares results of continuing operations of the Company only.

	Three Months Ended September 30
	2006	2005
Product Sales	$119,700	$6,240

Cost of sales	$58,600	$7,150

Gross Profit	$61,100	$(910)

General and administrative expenses	$170,170	$16,370

Consulting services	$174,323	$66,380
Stock based Compensation-related party	417,679	0
Depreciation and Amortization	$3,314	$0

Total Expenses	$1,176,510	$194,350

Operating Loss	$(1,115,410)	$(195,260)

Revenues and Cost of Sales

			Increase/(decrease)
	2006	2005	$	%
For the three months ended September 30
Gross Profit	$61,100	$(910)	$62,010)	6814.3%

During the three months ending September 30, 2006, the Company generated gross profit of 61,100 on net product sales of $119,700 and cost of sales totaling $58,600, compared to $(910) of gross (loss) on net product sales of $6,240 and costs of sales of $7,150 in the three months ending September 30, 2005. This resulted in an increase in gross profits of $62,010, or 6814.3%, from the same period one year ago. The primary reason for the increase in revenues is due to the commencement of sales of Hydrosil chemicals through its Aquair subsidiary.

General and Administrative Expenses

			Increase/(decrease)
	2006	2005	$	%
For the three months ended September 30
General & Administrative Expenses	$170,170	$16,370	$153,800	939.5%

General and administrative expenses were $170,170 for the three months ended September 30, 2006 versus $16,370 for continuing operations for the three months ended September 30, 2005, which resulted in an increase of $153,800 or 939.5%. General and administrative expenses increased comparatively for the three months ended September 30, 2006 to the comparative period in 2005 as a result of costs associated with the diversification of the Company’s product line.

Total Operating Expenses

			Increase/(decrease)
	2006	2005	$	%
For the three months ended September 30
Total Operating Expenses	$1,176,510	$194,350	$982,160	505%

Our operating expenses for the three months ended September 30, 2006 were $1,176,510 compared to $194,350 for the three months ended September 30, 2005. The primary reason for the increase in operating expense is the stock based compensation expense of $417,679 recorded by the Company in the current fiscal quarter, as a result of the issuance of options under the 2006 Non-statutory Stock option plan and a stock option agreement with a consultant who later became a related party . For both periods, we incurred expenses for general management and legal and accounting fees related to continuing operations. For the three months ended September 30, 2006, the Company expended $51,915 in rent paid to a related party, and paid $134,362 in legal and accounting fees, compared to $18,000 and $77,519 respectively for these expenses in the three months ended September 30, 2005. During the three months ended September 30, 2006, the company incurred total general and administrative expenses of $170,170, compared to $16,370 of similar expenses in the same period last year.

Operating (Loss)

			Increase/(decrease)
	2006	2005	$	%
For the three months ended September 30
Net income	$(1,115,410)	$(195,260))	$(920,150)	471.2%

The net loss from operations for the three months ended September 30, 2006 was ($1,115,410), versus a net loss of ($195,260) for the three months ended September 30, 2005, an increase in net loss of ($920,150) or 471.2%. The increase in net loss as compared to the same period in 2005 was due the recording of a stock-based compensation expense of $417,679 in the current fiscal quarter, and to costs associated with diversification of the Company’s product lines, expansion of facilities, increased professional fees, and higher general and administrative expenses.

Liquidity and Capital Resources

We had cash and cash equivalents of $320,294 as of September 30, 2006. We also had $120,600 of accounts receivable, prepaid expenses of $165,978, and $162,016 of cash deposits held by others. The Company also had net fixed assets of $5,369 and net intangible assets of $196,895, making our total assets at September 30, 2006 equal to $971,152.

Our total current liabilities as of September 30, 2006 consisted of $70,704 of accounts payable, $140,715 of accrued expenses, and $1,439,238 of Notes Payable. The Notes payable portion of current liabilities consisted of notes payable to related parties of $708,132 less discounts of $48,318, and notes payable to others of $905,808 less discounts of $126,384. The total of current liabilities at September 30, 2006 was $1,650,657. The company also had long term liabilities consisting of notes payable to unrelated parties of $110,826 ($1,300,000 less discounts of $1,189,174), liability attributed to the beneficial conversion feature of the convertible notes in the amount of $2,416,798, and liability associated with the issuance of detachable warrants in the amount of $3,756,361. The total of long- term liabilities at September 30, 2006 was $6,283,985. The total liabilities as of September 30, 2006 were $7,934,642.

During the three months ending September 30, 2006, the Company had sales revenues of $119,700, and $58,600 of direct costs of operations, resulting in gross operating profit of $61,100. The Company incurred other expenses of $1,176,510, resulting in a net loss from operations of $(1,115,410).

The Company has financed its operations through new financing in the form of sale of callable secured convertible notes payable to four accredited investors. During the fiscal quarter, the Company received proceeds from this financing, as described in detail in the notes to financial statements. At the end of the fiscal quarter, the Company had cash and cash equivalents of $320,294. After taking into account accrued interest expenses and financing costs and other expenses attributable to the change in fair value of warrants and value of derivative liability, in the total amount of $1,078,904, the financial net loss for the three months ended September 30, 2006 was $(2,194,314).

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

Aquair plans to distribute or sublicense (i) “anti-scaling” water technology; (ii) potable bottled water generated from commercial and industrial water generation and filtration technologies; (iii) potable water via mobile air to water units in geographic regions where no solution exists for purified drinking water; (iv) energy drinks made with oxygenated water; (v) water desalinization technology for use in conjunction with wet bed mining; and (vi) other water-related technologies.

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

As of September 30, 2006 we had cash and cash equivalents of $320,294, and accounts receivable in the amount of $120,600. In light of the Company’s distribution of its Amerikal subsidiary and its corresponding revenue, in order to fully execute its business plan for the next twelve months the Company may need to raise additional funds for the marketing and distribution of its Aquair products. The Company has not yet decided upon the specific method of raising additional working capital that may be required to meet its objectives. Additional working capital funds may be obtained through various means, including the future sale of the Company’s equity securities in private or public offerings, debt financing, hybrid financing, trade financing, receivables financing, factoring or any combination of credit, equity and/or debt which the Company can obtain on terms deemed favorable to the Company by the Board of Directors.

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

Off-Balance Sheet Arrangements.

None.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate that the Company will continue in business as a going concern. During the three months ended September 30, 2006 the Company showed a net loss from continuing operations in the amount of $(1,115,410). The financial net loss after provision for income tax, interest and financing expense is ($2,194,314) for the most recent fiscal quarter.

During the six months ended September 30, 2006 the Company incurred interest and financing charges related to the issuance of convertible notes and short-term notes to related parties and others, in the total amount of $5,708,627. This total financing cost represents over 71% of the total net (loss) reported by the Company for the six months ended September 30, 2006 on the attached Consolidated Statements of Operations. The total financial net loss of the Company for the most recent six months, taking into account the above financing costs and taxes, was ($8,034,970).

The Company can no longer rely on revenues from its distributed subsidiary Amerikal. Therefore, the Company will be developing revenues through its Aquair subsidiary. Aquair has commenced sales and anticipate future sales and revenues from its licensed atmospheric water generators and anti-microbial products. In addition, the Company has commenced testing of its licensed water processing technology for the wet bed mining industry, and anticipates sales in this area on a “charge per barrel” basis. However, there is no certainty as to the commencement of this revenue.

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

The Company granted stock options pursuant to a consulting agreement dated July 18, 2005 among the Company, Aquair, Inc. and General Steve Ritchie. In exchange for sales and marketing services to be rendered for Aquair, Inc. and as partial compensation for services, General Ritchie was granted an option to purchase 100,000 shares of the Company’s common stock, vesting over a three-year period with one third vesting at twelve months from date of execution of the Agreement, one third at twenty-four months, and the final third at thirty six months. As of the date of this agreement, the Company’s common stock was trading at approximately $3.00 per share. Based upon the Black Scholes method of calculation, the Company determined that the fair value of the options granted would be $346,379. In this quarter, the Company recorded as prepaid compensation an expense of $23,982 attributable to the grant of these options. At the anniversary vesting date under the agreement, the Company reduced prepaid compensation and increased share-based compensation to related party in the amount of $115,460, representing the vested portion of the options under this Agreement.

On May 3, 2006 the Company’s Board of Directors adopted a plan for issuance of stock options to employees or others (2006 Incentive and Non-statutory Stock Option Plan, referred to as the “Plan”). Under the Plan, the Company has reserved ten million shares for issuance. During the three months ended September 30, 2006, the Company granted the following stock options to four members of the Company’s management team and one consultant as compensation.

Date Issued	Optionee Name	Number of Options	Exercise Price	Expiration Date

May 3, 2006	Lou Knickerbocker	4,008,000	$0.94	May 3, 2011
May 3, 2006	Grant King	1,992,000	$0.50	May 3, 2011
May 3, 2006	Will Hitchcock	1,008,000	$0.50	May 3, 2011
May 3, 2006	Joseph Murray	1,008,000	$0.50	May 3, 2011
May 3, 2006	Scott Olson	201,600	$0.50	May 3, 2011

The Plan provides for a vesting of the foregoing option grants over a five year term, with 40% of the options vesting ratably over the first two years from the date of issuance. The Company determined the fair market value of the options granted under the Plan as of the grant date using the Black Scholes valuation method. During the period ended September 30, 2006, based upon the portion of options vested during this period, the Company recorded an expense of $302,219 as stock-based compensation to related parties, and $7,716 of share based compensation to a consultant under the Plan. See the discussion in Note 9: “Options and Warrants” in Notes to Financial Statements.

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

Item 3. Controls and Procedures

As required by SEC rules, the Company regularly evaluates the effectiveness of disclosure controls and procedures and report its conclusions about the effectiveness of the disclosure controls quarterly on our Forms 10-QSB and annually on our Forms 10-KSB.

In the course of the audit of our consolidated financial statements for the fiscal year ended March 31, 2006, based upon the evaluation for the period ended December 31, 2005, for the reasons described below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective, as of the end of the third fiscal quarter for the period ended December 31, 2005, in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In the course of the audit of our consolidated financial statements for the fiscal year ended March 31, 2006, we determined that there were errors in the accounting treatment and reported amounts in our previously filed consolidated financial statements for the quarter ended December 31, 2005. Thee errors related to two areas: (1) in the presentation of the Company’s financial statements we recorded a loss on distribution of the Company’s wholly owned subsidiary in the nine months year-to-date period, but omitted to include the accounting effect of this event in the three month period ended December 31, 2005. (2) Second, in the course of the year-end audit of our consolidated financial statements, the Company determined that the Black Scholes valuation calculation was incorrectly calculated as to the valuation of certain warrants issued to related parties and others, as a result of which the allocation of value as between the notes and the warrants was incorrectly stated. The Company has not yet restated its consolidated financial statements for the quarter ended December 31, 2005 but intends to do so. The Company’s audit committee has addressed the weaknesses in its internal controls which allowed the foregoing errors to occur. Pursuant to the recommendations of the audit committee, we have engaged qualified outside consultants to review certain financial disclosures and calculations and have strengthened the internal review process. Until the company has restated its consolidated financial statements contained in the previously filed Quarterly Report on Form 10-QSB for the period ended December 31, 2005, such statements should no longer be relied upon.

Notwithstanding the material weaknesses described below, the Company’s management has concluded that the consolidated financial statements included in this Report on Form 10-QSB for the period ended September 30, 2006 fairly state, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. The reason for this conclusion is that the Company ascertained the errors associated with the presentation of the financial information in the course of the audit of its consolidated financial statements for the fiscal year ended March 31, 2006, filed with the Form 10-KSB on June 30, 2006.

Based upon the definition of “material weakness” in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, restatement of financing statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. The Company has concluded that it did not maintain effective controls. The Company further determined that because effective controls were not in place, the recognition of certain items was inconsistent with its accounting policies and that a material weakness existed in the Company’s internal control over financial reporting, and disclosed this to the Board of Directors and to the independent registered public accountants. In addition, the Company has determined that a material weakness existed in the Company’s internal controls over financial reporting related to the limited number of accounting personnel in the Company. The Company disclosed this to its Board of Directors and to its independent registered public accountants.

Plan for Remediation of Material Weaknesses

As noted above, the Company intends to restate and amend its previously filed Quarterly report for the affected period ending December 31, 2005. The Company has completed its internal review of the proposed restatements, and the amendment and restatement will take place as soon as practicable following the appropriate accounting review of the proposed restatements.

Subsequent to the discovery and report of the foregoing material weaknesses, the Company’s Audit Committee has met, reviewed the internal controls over financial reporting and the above material weaknesses, and has made certain recommendations regarding the use of qualified independent accounting consultants to assist in the review of financial statements and the calculation and presentation of complex financial transactions, which the Company has implemented effective as of the current fiscal quarter.

Changes in Internal Controls

Changes in our internal controls are currently being designed and reviewed and will be implemented on an ongoing basis.

Limitations on the Effectiveness of Controls

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, and not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events occurring. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Management of the Company is committed to continually review and redesign its internal controls to ensure compliance by the Company with all applicable rules and standards regarding disclosures and financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On August 30, 2005 the Company was served with a lawsuit filed as Case No. 05CC09548 in Orange County, California Superior Court. In the complaint, Universal Communications Systems, Inc. and its subsidiary Atmospheric Water Technologies, Inc. allege defamation, interference with prospective economic advantage, and false advertising, and seek compensatory and punitive damages, and costs against the Company. The Board of Directors believes these claims to be without merit, and has engaged legal counsel to strongly defend these claims. Through our legal counsel, the Company has caused the appropriate legal pleadings to be filed to dismiss the Complaint in this case. Legal counsel has filed a motion for summary judgment in this case, which is scheduled to be heard by the Court in January, 2007. The Company believes that any liability it may incur in connection with this case will not have a material adverse effect upon its financial condition or its results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 6, 2006, to obtain funding for the purpose of payment of general corporate and operating purposes, we entered into a definitive Securities Purchase Agreement and ancillary agreements with four accredited investors for the sale of $2,000,000 of 6.0% Callable Secured Convertible Notes due June 6, 2009 (the "Notes"). The Notes are convertible at the option of the holder at any time prior to maturity into shares of our Common Stock at a conversion price of the market price as defined in the agreements. Our obligations under the notes are secured by certain of our assets.

The shares of common stock being sold will be issued to the investors upon conversion of the principal amount plus interest accrued thereon of the Notes in the collective principal amount of $2,000,000. As of June 30, 2006, we had issued $700,000 of the total $2,000,000 Notes. On July 26, 2006 an additional $600,000 of Notes was issued upon the filing of a registration statement for the shares underlying the Notes, and the remaining $700,000 was issued subsequent to the close of this fical quarter upon the effectiveness of this registration statement.

The conversion rate of the Notes is based upon 50% of the Market Price of our stock at the time of conversion. "Market Price" means the average of the lowest three trading prices for the Common Stock during the twenty day period ending one trading day prior to conversion as reported on the OTC Bulletin Board. As a result of the beneficial conversion feature of the Notes, the Company has determined the valuation of the value of the maximum shares issuable to satisfy the issued convertible Notes based upon the Black Scholes method of valuation, and allocated the valuation of the derivative between the Convertible Note Payable and the Value of the derivative as a discount on the Note payable. The Company recorded the value attributed to the accrued derivative on the issued notes as a liability in the amount of $2,416,798. The discount on the Convertible Note payable in the total amount of $1,189,174 is being amortized over the term of the notes (three years). During the six months ended September 30, 2006, the Company expensed $110,826 as finance charges attributable to this amortization, and reduced the discount on convertible Note Payable in a similar amount.

In addition to the foregoing, the convertible note investors were issued warrants to purchase 4,000,000 shares of our common stock concomitant with the sale of the Notes. These warrants have an exercise price of $1.10 per share, expire on June 6, 2016, and were not registered as a part of the SB-2 Registration Statement filed by the Company during this fiscal quarter. However, since the warrants may be exercised at any time during their ten year term, the Company has determined the valuation of these warrants under the Black Scholes method of valuation and recorded a liability attributable to the warrants in the amount of $3,756,361. The Company has recorded a finance charge in the current fiscal quarter in the amount of $558,024 attributable to the issuance of these warrants.

Pursuant to the engagement agreement for financial advisory services and as compensation for the Note financing, the Company issued 640,000 warrants, each to purchase on share of the Company’s common stock to Ascendiant Securities, LLC. Each warrant is exercisable to purchase one share of our common stock for an exercise price of $0.80, through the date which is seven years from the date of issuance. The warrants carry standard anti-dilution and protective provisions. The Company determined the value of the warrants so issued based upon the Black Scholes method of valuation, and since these warrants are exercisable immediately, the Company recorded the entire value of the warrants as prepaid compensation in the quarter ended June 30, 2006.

The issuance of the foregoing warrants was accounted for in accordance with Financial Accounting Standards Board Statements using the Black-Scholes option pricing model, as further described in Notes to Financial Statements, Note 6 “Notes Payable” and Note 9 “Options and Warrants”, attached. Although management believes its estimate regarding the fair value of the warrants so determined to be reasonable, there can be no assurance that all of the subjective assumptions will remain constant, and therefore the valuation of the warrants may not be a reliable measure of the fair value of the prepaid compensation, accrued liabilities, and finance charges recorded by the Company.

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

__________________________
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
3  Incorporated by reference to the Company’s Form 10-KSB, as filed on June 29, 2005.
4  Incorporated by reference to the L.L. Knickerbocker Co., Inc. Annual Report on Form 10-KSB as filed on March 29, 1995.
5 Incorporated by reference to the Company’s Form 10-QSB, as filed on November 14, 2005.
6 Incorporated by reference to the Company’s Form 8-K, as filed on November 16, 2005.
7 Incorporated by reference to the Company’s Form 10-QSB, as filed on February 15, 2006.
__________________________________________

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R G Global Lifestyles, Inc.

Signature	Title	Date

___________________________
Louis L. Knickerbocker	Chairman of the Board, CEO	November 17, 2006

___________________________
William C. Hitchcock	Chief Financial Officer	November 17, 2006