Form 10QSB
period 2006-12-31
RG GLOBAL LIFESTYLES INC
filed 2007-02-14
CIK 932136

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2006.

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                       Commission File Number: 000-254888

                           RG GLOBAL LIFESTYLES, INC.
                           --------------------------
        (Exact Name of small business issuer as specified in its charter)

                      California                              33-0230641
                      ----------                              ----------
           (State or other jurisdiction of                 (I.R.S. Employer
            incorporation or organization)                Identification No.)

   30021 Tomas, Ste 200, Rancho Santa Margarita, CA             92688
   ------------------------------------------------             -----
       (Address of principal executive offices)               (Zip Code)

                    Issuer's telephone number: (949) 888-9500

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's Common Stock as of February 14, 2007 was 25,872,592 Transitional Small Business Disclosure Format (Check One):
Yes |_| No |X|

                                      INDEX
                                      -----

                                                                            PAGE

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Consolidated Balance Sheet -December 31, 2006                       2

           Consolidated Statements of Operations -
           For the Three and Six Months ended December 31, 2006 and 2005       3

           Consolidated Statements of Cash Flows
           For the Six Months ended December 31, 2006 and 2005                 4

           Notes to Financial Statements                                       5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          17

Item 3.    Controls and Procedures                                            26

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                  28
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        28
Item 3.    Defaults Upon Senior Securities                                    30
Item 4.    Submission of Matters to a Vote of Security Holders                30
Item 5.    Other Information                                                  30
Item 6.    Exhibits                                                           31

SIGNATURES                                                                    32


                            PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             R.G. GLOBAL LIFESTYLES, INC.
                              Consolidated Balance Sheet
                                      (unaudited)

                                                                         December 31
                                                                             2006
                                                                        -------------
ASSETS

Current assets:
    Cash and cash equivalents                                           $    151,617
    Accounts receivable                                                      119,763
    Subscription receivable                                                  250,000
    Prepaid expenses                                                         161,578
                                                                        -------------
      Total current assets                                                   682,958
                                                                        -------------

    Fixed assets, net                                                         10,578

    Intangible assets, net                                                   193,535
    Deposits held                                                            167,428
                                                                        -------------
    Total other assets                                                       360,963

                                                                        -------------
Total Assets                                                            $  1,054,499
                                                                        =============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
    Accounts payable                                                          48,008
    Payroll taxes payable                                                     18,901
    Accrued liabilities                                                       47,541
    Notes payable others ($550,000 net of $123,901 discount)                 426,099
                                                                        -------------
      Total current liabilities                                              540,549
                                                                        -------------

Long term liabilities
    Liability associated with detachable warrants-conv. notes              3,992,302
    Accrued derivative liability-convertible notes                         3,836,682
    Convertible notes payable ($1,927,332 net of $1,732,005 discount)        195,327
                                                                        -------------
Total long term liabilities:                                               8,024,311
                                                                        -------------
                                                                        -------------
        Total liabilities                                                  8,564,860
                                                                        -------------

STOCKHOLDERS' (DEFICIT)

    Preferred stock, $0.001, 10,000,000 shares
      authorized, no shares issued and outstanding                                 -
    Common stock, $0.001 par value, 100,000,000 shares
      authorized, 24,182,150 shares issued
      and outstanding as of December 31, 2006                                 24,183
    Additional paid-in capital                                            13,651,815
    Prepaid share-based compensation-related party                        (8,285,976)
    Prepaid share-based compensation                                        (736,028)
    Accumulated (deficit)                                                (12,164,355)
                                                                        -------------
        Total stockholders' (deficit)                                     (7,510,361)
                                                                        -------------
        Total Liabilities & Stockholders' (deficit)                     $  1,054,499
                                                                        =============


      The accompanying notes are an integral part of these financial statements.


                                                R.G. GLOBAL LIFESTYLES, INC.
                                            Consolidated Statements of Operations
                                                         (unaudited)


                                                             For the Three Months ended        For the Nine Months ended
                                                                    December 31                        December 31
                                                           ------------------------------    ------------------------------
                                                                2006            2005              2006            2005
                                                           --------------  --------------    --------------  --------------
Revenue                                                                       Restated                          Restated
   Product Sales                                           $       4,243   $      58,500     $     124,368   $      69,340
   Cost of sales                                                   1,445          31,211            65,973          39,491
                                                           --------------  --------------    --------------  --------------
    Gross profit                                                   2,798          27,289            58,395          29,849

Expenses:
   Advertising and marketing                                      19,536           3,070            44,594           3,070
   Commissions                                                     7,500           1,971            22,500          26,051
   Consulting services                                           147,461         101,170           442,506         149,412
   Depreciation and amortization                                   3,853               -             7,197               -
   General and administrative expenses                           207,095          86,402           480,711         144,504
   Professional fees                                              61,747          45,367           276,440         133,871
   Rent - related party                                           21,000          25,068           114,715          92,890
   Salaries and wages                                             75,312               -           169,033               -
   Stock compensation - related party                            371,759               -           987,790               -
   Stock compensation-consultants                                127,481                           878,399
                                                           --------------  --------------    --------------  --------------
    Total expenses                                             1,042,744         263,048         3,423,885         549,798
                                                           --------------  --------------    --------------  --------------

Operating (loss)                                              (1,039,946)       (235,759)       (3,365,490)       (519,949)
                                                           --------------  --------------    --------------  --------------

Other income (expense)
   Sale of asset (OLS)                                                 -          10,000                 -          10,000
   Interest Income                                                     -               -                 -             283
   Income tax refund                                                   -               -                 -               -
   Change in Fair value of warrants re:
     convertible notes                                          (235,941)              -          (504,253)              -
   Change in fair value of derivative
     liability-convertible notes                                (104,858)              -          (202,778)              -
   Interest and Financing related to convertible notes          (773,514)              -        (6,027,567)              -
   Interest and financing expense-related party                                        -           (14,279)              -
   Interest and financing expense-other                         (281,302)       (110,939)         (355,394)       (123,073)
                                                           --------------  --------------    --------------  --------------
Total other income (expense)                                  (1,395,615)       (100,939)       (7,104,271)       (112,790)

                                                              (2,435,561)       (336,698)      (10,469,761)       (632,739)
                                                           --------------  --------------    --------------  --------------

Provision for income taxes
   Current federal                                                                (2,151)                           (4,025)
   Current state                                                       -               -              (800)           (314)
                                                           --------------  --------------    --------------  --------------
    Total income taxes                                                 -          (2,151)             (800)         (4,339)

Net (loss) from continuing operations                         (2,435,561)       (338,849)      (10,470,561)       (637,078)
                                                           --------------  --------------    --------------  --------------

Discontinued operations
   Income (loss) from discontinued operations,
     net of tax                                                        -               -                 -         371,868
   Loss on distribution of discontinued operations,
     net of tax                                               (1,209,636)              -        (1,209,636)
                                                           --------------  --------------    --------------  --------------
Net income (loss) from discontinued operations                         -      (1,209,636)                -        (837,768)
                                                           --------------  --------------    --------------  --------------
                                                           --------------  --------------    --------------  --------------
Net income (loss)                                          $  (2,435,561)  $  (1,548,485)    $ (10,470,561)  $  (1,474,846)
                                                           ==============  ==============    ==============  ==============

Weighted average number of
   common shares outstanding - basic and fully diluted        24,182,150      17,650,000         24,182,150     17,650,000
                                                           ==============  ==============    ==============  ==============

Net income (loss) per share - basic and fully diluted
   Continuing Operations                                   $       (0.10)  $       (0.02)    $       (0.43)  $       (0.04)
   Discontinued Operations                                             -           (0.07)                -           (0.05)
                                                           --------------  --------------    --------------  --------------
                                                           $       (0.10)  $       (0.09)    $       (0.43)  $       (0.08)
                                                           ==============  ==============    ==============  ==============


                         The accompanying notes are an integral part of these financial statements.


                                      R.G. GLOBAL LIFESTYLES, INC.
                                 Consolidated Statements of Cash Flows
                                              (unaudited)


                                                                         For the nine months ended
                                                                                December 31
                                                                      --------------------------------
                                                                           2006              2005
                                                                      --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES
CONTINUING OPERATIONS
Net (loss) from continuing operations                                 $ (10,470,561)    $  (1,474,846)
                                                                      --------------    --------------
Adjustments to reconcile net loss from continuing operations to         (10,470,561)       (1,474,846)
  net cash (used) by continuing operations:
    Depreciation & amortization                                               7,197                 -
    Warrants issued with notes payable                                            -             81,601
    Interest and financing charges-related party                             14,279                  -
    (Income) from discontinued operations                                         -           (371,868)
    Loss on distribution of discontinued operations                               -          1,209,636
    Non-cash expenses associated with convertible debt                    8,853,987                 -
    Stock based compensation - related party                                987,790                 -
    Stock based compensation - consultants and legal                        878,399            52,247
    Change in Fair Value of warrant liability                               504,253                 -
    Change in Derivative liability                                          202,778                 -
    (Decrease) in prepaid compensation                                      (13,483)                -
Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                             (118,863)          503,393
    (Increase) in subscriptions receivable                                 (250,000)                -
    (Increase) decrease in inventory                                              -           140,168
    (Increase) decrease in prepaid expenses                                  14,444           (87,390)
    (Increase) decrease in deposits held                                     (5,893)                -
    Increase (decrease) in accounts payable                                    (837)         (244,072)
    Increase (decrease) in accrued liabilities                                    -          (243,448)
    (Decrease) in short term notes payable                               (1,063,940)                -
    Increase (decrease) in due to affiliate                                       -                 -
                                                                      --------------    --------------
Net cash provided (used) in continuing operations                          (460,450)         (434,579)
                                                                      --------------    --------------
Net cash provided (used) by operating activities                           (460,450)         (434,579)
                                                                      --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                                  (11,310)                -
  Purchase of intangible assets                                            (200,000)                -
  Sale of intangible assets                                                       -            20,000
                                                                      --------------    --------------
Net cash provided (used) in continuing operations                          (211,310)           20,000
Net cash provided (used) from investing activities-loss on
  distribution of disc. Ops.                                                      -          (735,591)
Net cash provided (used) by investing activities                           (211,310)         (715,591)
                                                                      --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                               700,000         1,300,000
  Payments on notes payable                                                (223,284)                -
  Donated Capital                                                                 -            86,085
                                                                      --------------    --------------
Net cash provided by financing in continuing operations                     476,716         1,386,085
Net cash provided (used) in discontinued operations                              -                  -
                                                                      --------------    --------------
Net cash provided (used) by financing activities                            476,716         1,386,085
                                                                      --------------    --------------

Net increase (decrease) in cash provided by continuing operations          (195,044)          235,915
Cash - beginning                                                            346,661           159,661
                                                                      --------------    --------------
Cash - ending                                                         $     151,617     $     395,576
                                                                      ==============    ==============


               The accompanying notes are an integral part of these financial statements.

                                                   4

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements and notes thereto of the Company for the year ended March 31, 2006 included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Note 2 - Restatement of Prior Period Financial Statements due to error

The Company has restated its previously issued Consolidated Financial Statements as of December 31, 2005 for matters related to the following previously reported items: Allocation of Value attributable to Warrants issued in connection with notes payable and discounts on notes payable, amortization of discount on notes payable, loss on distribution of discontinued operations, and net income or loss on discontinued operations. The change results from the following changes in previously reported items:

First, on the financial statements for the three and nine months ended December 31, 2005, the Company had previously recorded the loss on distribution of its wholly-owned subsidiary in the 9 months year-to-date column of the statement of operations, but omitted to include the same loss on distribution in the three months ended December 31, 2005 on its statement of operations.

Second, during the audit of the Company's financial statements at March 31, 2006, the Company determined that the loss on distribution of the Amerikal Nutraceutical Corporation subsidiary was incorrectly set forth in the financial statements for the period ended December 31, 2005, based upon adjustments to the net income of the distributed subsidiary and the total of net assets distributed. The foregoing errors have been corrected in the restated Statement of Operations of the Company for the three months ended December 31, 2005.

The third reason for restatement relates to an error in calculating the value of warrants issued in connection with promissory notes issued during the restatement period. At the time of the annual audit of its financial statements, the Company determined that it had incorrectly applied too short of a look-back period in connection with the use of Black Scholes calculations in valuing the warrants issued in connection with promissory notes issued during the quarter ended December 31, 2005. The resulting change in warrant valuation changes the allocation of value between debt and the value of the warrants, which are reflected as a discount to the debt. The debt discount is being amortized over the one year term of the various notes, and accordingly, the amount of expense attributed to the amortization of debt discount changed by $14,450 during the period, as a result of the change in estimated value of the warrants. The Company subsequently revised it estimate of fair market value for the warrants using a look-back period from the date of issuance of the warrants to the inception of trading of the Company's common stock. This valuation method has been consistently applied in all reporting periods subsequent to December 31, 2005. The accompanying financial statements have been restated to reflect the corrections.

For the three and nine months ended December 31, 2005, respectively, the finance charge attributable to the amortization of the debt discount and accrued interest on the notes has been increased to $110,939 and $123,073, respectively. In addition, the amounts of the current liabilities attributable to the short term notes payable and the amount of APIC booked upon issuance of the warrants have been adjusted in accordance with the change in valuation of the warrants.

The Company made these changes to better reflect the fair value of the warrants issued in connection with the short term notes, and to more appropriately value the amount of the debt discount reflected on the balance sheet. This in turn has an effect of increasing the amortization expense on the debt discount in the amounts as shown on the restated financial statements.

                          R.G. GLOBAL LIFESTYLES, INC.
                   Notes to consolidated financial statements
                                   (unaudited)

The Company has not amended its filing for the quarterly report on form 10-QSB for the period ended December 31, 2005 as the errors were corrected at the time of the audited financial statements at the issuance of the Form 10-KSB for the fiscal year ended March 31, 2006, and the restatement period is therefore stale. However, in order to conform the financial statements to correctly reflect financial condition and results of operations, the Company has made the restatement of the affected period as a change to prior period financial statements for the comparative period in the current form 10-QSB.

The following is a summary of the restatement for the nine months ending December 31, 2005:

            Increase in finance charges re: amortization of debt discount        $    14,450
            Decrease in current liabilities due to change in debt discount          (131,528)
            Increase in additional paid in capital                                   163,488
            Increase in income of discontinued operations                             87,947
            Increase in loss re: distribution of subsidiary                          (41,537)
            Decrease in accumulated earnings                                         (31,960)
            Income tax effect of restatement                                               0
            Decrease in December 31, 2005 net income                                  31,960

The effect on the Company's previously issued December 31, 2005 consolidated financial statements are summarized as follows:


      Balance Sheet as of December 31, 2005:

                                                          Previously         Increase
                                                           Reported         (Decrease)         Restated
                                                       ----------------  -----------------  ---------------
      Total Assets                                      $      693,520    $             -    $     693,520

      Liabilities:
          Current liabilities                                   35,216                              35,216
                                                       ----------------  -----------------  ---------------
          Long term liabilities                                704,400           (131,528)         572,872
                                                       ----------------  -----------------  ---------------
      Total Liabilities                                        739,616           (131,528)         608,088
                                                       ----------------  -----------------  ---------------

      Stockholders' Equity:
          Common stock                                          17,650                  -           17,650
          Additional paid-in capital                         1,106,027            163,488        1,269,515
          Prepaid compensation                                 (52,247)                 -          (52,247)
          Accumulated earnings (deficit)                    (1,117,526)           (31,960)      (1,149,486)
                                                       ----------------  -----------------  ---------------
      Total Stockholders' Equity                               (46,096)           131,528           85,432
                                                       ----------------  -----------------  ---------------
      Total Liabilities and
          Stockholders' Equity                          $      693,520                  -          693,520

      Statement of Operations for the nine months ended December 31, 2005:

                                                          Previously         Increase
                                                           Reported         (Decrease)         Restated
                                                       ----------------  -----------------  ---------------
        Interest and financing expense                        (108,623)           (14,450)        (123,073)
        Income from discontinued ops net of tax                283,921             87,947          371,868
        Loss on distribution of disc. ops net of tax        (1,168,099)           (41,537)      (1,209,636)
        Net income (loss)                                   (1,506,806)            31,960       (1,474,846)

                          R.G. GLOBAL LIFESTYLES, INC.
                   Notes to consolidated financial statements
                                   (unaudited)

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net operating loss continuing operations of ($1,039,946) for the fiscal quarter ended December 31, 2005, and only had $4,243 in sales. After taking into account interest and financing expenses and expenses related to the issuance of convertible notes, the total financial net loss for the three months ended December 31, 2006 was ($2,435,651). These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain equity and/or debt financing and upon future profitable operations from the development of its new business opportunities. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

There are two significant developments in the area of equity and/or debt financing in the current fiscal quarter: First, as of December 31, 2006 the Company had issued two new note agreements resulting in a subscription receivable for cash in the amount of $250,000. See Note 11 - Commitments and Contingencies, below. Second, on December 26, 2006 the Company issued 6,282,150 shares of its $.001 par value common stock at $0.20 per share in payment of notes and accrued interest due in the amount of $1,256,430. See Note 7, Notes Payable, and Note 8, Common Stock, below.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 4 - Fixed Assets

Fixed assets of continuing operations as of December 31, 2006 consisted of the following:

                                                       2006
                                                 ----------------
            Office equipment                     $         11,310
            Accumulated depreciation                         (732)
                                                 ----------------
                                                 $         10,578
                                                 ================

During the three and nine months ended December 31, 2006 the Company recorded $493 and $732 of depreciation expense, respectively.

Note 5 - Amortization Expense

On July 12, 2006, the Company executed a letter of intent with Catalyx, Inc. to license their patented technology for use in removing excessive sodium from the water associated with wet bed methane mining in the State of Wyoming. The Company paid $200,000 cash for this right. Testing was commenced in the quarter ended September 30, 2006 and has been successfully completed for one location. The Company has recorded this payment as an intangible asset and is amortizing the value over a fifteen year life. In the three and nine months ended December 31, 2006, the Company recorded amortization expense of $3,360 and $6,465, respectively.

                          R.G. GLOBAL LIFESTYLES, INC.
                   Notes to consolidated financial statements
                                   (unaudited)

Note 6 - Deposits

At December 31, 2006, the Company has a deposit with various vendors totaling $167,428 comprised of the following:

                                                   December 31,
                                                       2006
                                                 ----------------
            Refundable Deposit                   $         24,990
            Legal Retainer Deposits                        10,808
            Deposit equipment purchase                    125,000
            Advance to Related Party                        6,413
            Refundable Deposit                                217
                                                 ----------------
            Total                                $        167,428
                                                 ================

Note 7 - Notes Payable

Short term notes payable:

On November 15, 2005, the Company began a private placement offering to accredited investors only under the terms and conditions of a Note and Warrant Agreement ("Offering"). The terms of the Offering are a non-convertible promissory note with an annual interest rate of 8%, with a maturity date of one year after loan ("Note"); and for each dollar loaned the Company via Note, the investor is granted a warrant to purchase one share of the Company's common stock at an exercise price equal to the lowest closing price of the stock as reported by the OTC:BB for the year following the date of warrant grant ("Warrant"). These sales are exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"), or Regulation D of the Securities Act.

As of December 31, 2005, the Company had entered into seven separate investments totaling $1,313,940 under the terms of the Offering, of which $613,940 was money already loaned to the Company and then converted into an investment in the Offering. Subsequently on March 31, 2006 the Company issued another note in the amount of $300,000 to an unrelated party under the terms of the Offering.

The Company determined the fair value of warrants issued in connection with the above notes as of the date of issuance using the Black Scholes method of valuation, and allocated the value attributed to the warrants as a discount of the short term notes payable. The discount is being amortized over the term of the notes. As of December 31, 2006 seven of these notes had matured and accordingly the discount had been fully amortized and expensed. The Company accrued interest on the above notes until their respective due dates in accordance with the terms of the notes. The Company paid one note in full in cash, together with all accrued interest due, in the amount of $162,479, and paid accrued interest payable on another short term note in the amount of $16,000. On December 26, 2006, the Company issued 6,282,151 shares of its $.001 par value common stock at $0.20 per share in full payment of the balance due on six other short term notes totaling $1,256,430. Of this amount, 3,801,278 shares were issued to related parties in payment of three outstanding notes and accrued interest in the total amount of $760,255. The remaining 2,480,872 shares were issued to un-related parties in satisfaction of three notes and accrued interest in the total amount of $496,174.

Also on December 26, 2006 the Company entered into two new note warrant agreements with accredited investors under the terms and conditions set forth above. The Company issued one warrants to the investors for each dollar loaned to the Company via the notes (a total of 250,000 warrants), determined the value of the warrants as of the date of issuance using the Black Scholes method of valuation, and allocated the value attributed to the warrants as a discount against the new notes payable. At December 31, 2006 the Company reflected the remaining short term notes payable on the balance sheet as $426,099 ($550,000 net of applicable discount of $123,901). The discounts on the respective notes are being amortized over the remaining term of the notes.

                          R.G. GLOBAL LIFESTYLES, INC.
                   Notes to consolidated financial statements
                                   (unaudited)

Long Term Notes Payable: Convertible Debt with Detachable Warrants.

On June 6, 2006, the Company entered into a definitive Securities Purchase Agreement and ancillary agreements (the "Agreements") with four accredited investors (the "Investors") for the sale of $2,000,000 of 6.0% callable secured convertible notes due June 6, 2009 (the "Convertible Notes".) The Convertible Notes are convertible at the option of the holders at any time prior to the maturity date into shares of the Company's common stock at a conversion price of the market price as defined in the agreements. As of December 31, 2006, the Company had issued $2,000,000 of the Convertible Notes pursuant to the Agreements. The conversion rate of the Convertible Notes is based upon 50% of the Market Price of the Company's stock at the time of conversion. Market price is defined as the average of the lowest three trading prices for the Company's stock on the OTC Bulletin Board during the twenty day period, ending one trading day prior to conversion. The Company accrued $27,972 of interest expense on the $2,000,000 of notes payable during the quarter ended December 31, 2006. The Company also incurred direct finance charges of $77,280 and finance charges related to the beneficial conversion feature in the amount of $615,025 attributable to the receipt of the third tranche of Convertible Notes in the amount of $700,000 on October 17, 2006.

Due to the preferential conversion feature of these convertible notes, the Company has accrued a liability attributable to the beneficial conversion feature in the amount of $3,836,632, which represented the value of additional shares that may be issued upon conversion at the market price on the date of issuance, versus the value of the maximum number of shares that may be issued at the discounted price. In addition to the foregoing, the Company issued 4,000,000 detached warrants to purchase shares of the Company's common stock to the convertible note investors. The Company determined the value of these warrants using the Black Scholes method of valuation, and recorded a liability attributed to the fair value of the warrants at December 31, 2006 in the amount of $3,992,302. The warrants may be exercised at any time following issuance. During the quarter ended December 31, 2006 the Company recorded as other expenses (1) the change in fair value of the warrants in the amount of $235,941, and (2) the change in fair value of the derivative liability in the amount of $104,858.

The Company has performed calculations of the valuation of the maximum shares issuable to satisfy the convertible notes on the date of issuance and the end of the reporting period based upon the Black Scholes method of valuation, and allocated the valuation of the derivative between the convertible note payable and the value of the derivative as a discount on the note payable. The discount on the convertible note payable is being amortized over the term of the notes (three years.) During the period ended December 31, 2006 the Company expensed $156,377 as finance charges attributable to the amortization of the discounts on the convertible notes payable, and reduced the discount on the convertible notes payable in the same amount. In calculating the value of the above derivative, the Company has not included any value attributable to the potential penalty of $0.02 per share that is provided for in the agreements in the event of not being successful in have an effective Registration statement within 120 days of the issuance of any of the convertible notes, as the Company has already met the requirement with respect to the first tranche notes, and has timely filed the second SB-2 Registration Statement and reasonably expects the approval of such statement within the 120 day time limit. In the event that the 120 day period is reached without the Registration Statement being declared effective, the Company will increase the valuation of the derivative to include the penalty provisions.

Note 8 - Common Stock

During the quarter ended December 31, 2006, the Company issued 250,000 shares of its $.001 par value common stock to holders of the Callable Secured Convertible Notes pursuant to the terms of the agreements with such note holders permitting conversion of the notes to stock of the Company.

On December 26, 2006 the Company issued 6,282,150 shares of its restricted $.001 par value common stock to holders of short term notes payable, in payment of 1,256,430 of principal and interest due under the terms of the notes.

There were no other issuances of common stock in the fiscal quarter ended December 31, 2006.

                          R.G. GLOBAL LIFESTYLES, INC.
                   Notes to consolidated financial statements
                                   (unaudited)

Note 9 - Options and Warrants

COMMON STOCK: OPTIONS

In the quarter ended September 30, 2005, the Company entered into a three-year agreement with a consultant, who later became a related party (Director of the Company). As a portion of the compensation due to the consultant under the agreement, the Company issued options to purchase 100,000 shares of the Company's common stock vesting at the rate of one-third at the end of each 12 months under the agreement. These options were not issued pursuant to the Company's 2006 Incentive and Non-statutory Stock Option Plan, described below. The Company determined the fair market value of the options as of the date of the grant at $346,379, using the Black Scholes valuation method with the following estimates: 4% risk free rate and 100% volatility of the Company's common stock. In recognition of the equitable obligation to issue the options in the event of the death or disability of the consultant, the Company has reflected the portion of the options ratably earned in the fiscal quarter ended December 31, 2006 in the amount of $27,770 in a special equity account entitled "Prepaid Share Based Compensation." In July 2007, at the next twelve-month anniversary date of the consulting agreement based upon the vesting of the options, the Company will reduce prepaid compensation attributable to the grant of these options by the amount of the vested portion of the options for the year, and increase share based compensation to related party in a similar amount.

On May 3, 2006 the Company's Board of Directors adopted a plan for issuance of stock options to employees or others (2006 Incentive and Non-statutory Stock Option Plan, referred to as the "2006 Plan"). Under the Plan, the Company has reserved ten million shares for issuance. During the three months ended September 30, 2006, the Company granted the following stock options to four members of the Company's management team and one consultant as compensation. During the three months ended December 31, 2006, the Company re-priced the options previously issued under the 2006 Plan from their previous prices to the following, and booked the increase in value of the re-priced options to prepaid stock based compensation-related party as further described in the Notes to Financial Statements, "Options and Warrants". The Company also issued 240,000 options to two consultants under the 2006 plan as of December 26, 2006. A summary of the options issued under the 2006 Plan and the exercise prices as re-priced, is as follows:


                                               Number of
    Date Issued      Optionee Name              Options      Exercise Price    Expiration Date
    May 3, 2006      Lou Knickerbocker         4,008,000     $       0.28       May 3, 2011
    May 3, 2006      Grant King                1,992,000     $       0.20       May 3, 2011
    May 3, 2006      Will Hitchcock            1,008,000     $       0.20       May 3, 2011
    May 3, 2006      Joseph Murray             1,008,000     $       0.20       May 3, 2011
    May 3, 2006      Scott Olson                 201,600     $       0.20       May 3, 2011
   Dec. 26, 2006     Mark King                   120,000     $       0.20      Dec. 26, 2011
   Dec. 26, 2006     Michael Kruger              120,000     $       0.20      Dec. 26, 2011
-----------------------------------------------------------  ------------------------------------

The 2006 Plan provides for a vesting of the foregoing option grants over a five year term, with the options vesting ratably over the first two years from the date of issuance. The Company determined the fair market value of the options granted under the 2006 Plan as of the grant date, as re-priced by the Company by action of the Board of Directors, using the Black Scholes valuation method.

During the fiscal quarter ended December 31, 2006, based upon the portion of options vested during this period under the 2006 plan, the issuance of the 240,000 new options, and the revaluation of the options vesting from inception to December 31, 2006, the Company booked an expense of $353,192 as stock based compensation-related party and $68,483 as stock based consulting fees.

On December 26, 2006 the Board of Directors authorized the issuance of 5,254,800 options under its 2007 Incentive and Non-statutory Stock Option Plan, referred to as the "2007 Plan." The 2007 Plan provides for a vesting of the following option grants over a five year term, with the options vesting ratably over the first two years from the date of issuance. The Company determined the fair market value of the options granted under the 2007 Plan as of the grant date, using the Black Scholes valuation method. The Company recorded the value of the options issued under the 2007 Plan in a special equity account entitled prepaid share-based compensation-related party in the amount of $2,709,685 and $580,701 as prepaid consulting fees.

                          R.G. GLOBAL LIFESTYLES, INC.
                   Notes to consolidated financial statements
                                   (unaudited)

A summary of the options issued under the 2007 Plan is as follows:

-------------------- ---------------------- ----------- ----------- --------------------
                      2007 Plan
-------------------- ---------------------- ----------- ----------- --------------------
                                                         Exercise
 Date Issued          Option Holder          Shares      Price       Expiration Date
-------------------- ---------------------- ----------- ----------- --------------------
 December 26, 2006    Louis Knickerbocker    2,004,000   $0.69       Dec., 26, 2011
-------------------- ---------------------- ----------- ----------- --------------------
 December 26, 2006    Grant King             996,000     $0.40       Dec. 26, 2011
-------------------- ---------------------- ----------- ----------- --------------------
 December 26, 2006    Will Hitchcock         504,000     $0.40       Dec. 26, 2011
-------------------- ---------------------- ----------- ----------- --------------------
 December 26, 2006    Joseph Murray          704,000     $0.40       Dec. 26, 2011
-------------------- ---------------------- ----------- ----------- --------------------
 December 26, 2006    Scott Olson            100,800     $0.40       Dec. 26, 2011
-------------------- ---------------------- ----------- ----------- --------------------
 December 26, 2006    Christen Currie        100,000     $0.40       Dec. 26, 2011
-------------------- ---------------------- ----------- ----------- --------------------
 December 26, 2006    Taylor Mossman         50,000      $0.40       Dec. 26, 2011
-------------------- ---------------------- ----------- ----------- --------------------
 December 26, 2006    Juzer Jangbarwala      500,000     $0.40       Dec. 26, 2011
-------------------- ---------------------- ----------- ----------- --------------------
 December 26, 2006    Steve Ritchie          100,000     $0.40       Dec. 26, 2011
-------------------- ---------------------- ----------- ----------- --------------------
 December 26, 2006    Mark King              60,000      $0.40       Dec. 26, 2011
-------------------- ---------------------- ----------- ----------- --------------------

During the period ended December 31, 2006, based upon the portion of options vested during this period under the 2007 Plan, the Company recorded an expense of $18,559 as stock-based compensation to related parties, and $3,977 of share based compensation to consultants under the Plan.

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

The following is a summary of activity of outstanding stock options:

                                                                 Weighted
                                                                  Average
                                             Number              Exercise
                                            Of Shares              Price
                                        -----------------   --------------------
    Balance, March 31, 2006                      100,000     $             2.00

    Options granted                           13,712,400                   0.35
    Options exercised                                  -                      -
                                        -----------------   --------------------

    Balance, December 31, 2006                13,812,400                   0.35
                                        =================   ====================
    Exercisable, December 31, 2006             3,032,174     $             0.35
                                        =================   ====================

                          R.G. GLOBAL LIFESTYLES, INC.
                   Notes to consolidated financial statements
                                   (unaudited)

At March 31, 2006, the range of option prices for shares and the weighted-average remaining contractual life is as follows:

                                   Options Outstanding                      Options Exercisable
                     ----------------------------------------------    -------------------------------
                                                       Weighted-
     Range of                         Weighted-         Average                            Weighted-
      Option          Number of        Average         Remaining          Number            Average
 Exercise Prices       Options        Exercise        Contractual           Of              Exercise
                                        Price            Life             Options            Price
-----------------   -------------  --------------  ----------------    --------------    -------------
$0.20 - 2.00           13,812,400           $0.35         4.79 yrs         3,032,174           $ 0.35

COMMON STOCK EQUIVALENTS: WARRANTS

In the third quarter 2005, the Company entered into a legal retainer agreement with legal counsel providing for the issuance of cashless warrants to purchase 25,000 shares of the Company's common stock at $2.00 per share, in prepayment of legal services to be rendered by the law firm on behalf of the Company. Pursuant to the agreement, the warrants vest over ten months from the inception of the agreement in September, 2005, and expire five years after the vesting date in July, 2006. The Warrants have been attributed a value of $66,963 using the Black Scholes method of valuation with the following estimates: 4% risk free rate and 105% volatility of the Company's common stock. At the anniversary vesting date in September, 2006, the Company reduced prepaid compensation in the amount of the earned portion of the vested warrants, issued the warrants, and recorded an expense of $66,963 as legal fees. The legal retainer agreement further provides that one third of all legal fees will be paid in cash during the legal services representation, and the balance (including the 25,000 warrants referred to above) shall be paid in warrants. In the event that the fees exceed the face value of the warrants already issued or $50,000, additional warrants will be issued on the same terms and price.

On March 16, 2006 the company entered into an agreement with a consultant to issue cashless warrants to purchase 120,000 shares of the Company's common stock, as compensation for services to be rendered over the period of one year. The warrants vest ratably over the one year agreement period. The Company has valued the warrants at $64,205 as of the date of the grant, based upon the Black Scholes method of valuation using the following estimates: 5.25% risk free rate, 138% volatility of the Company's common stock and an expected life of 5 years. The Company had previously reflected the entire value of the warrant grant as Prepaid Compensation as of March 31, 2006. During the quarter ended December 31, 2006, the Company recorded $16,051 of consulting expense representing the vested portion of these warrants, and reduced prepaid compensation by the same amount.

During the quarter ended December 31, 2006 the Company issued 100,000 warrants to a consultant for services. The Company recorded as prepaid share based consulting the value of these warrants at $116,909 using the Black Scholes method of valuation incorporating the following estimates: 5.25% risk free interest rate, 243% volatility of the Company's common stock and an expected life of 5 years. Since one third of the warrants were vested immediately, the Company recorded an expense in the amount of $38,969 as stock-based compensation-consulting services, and reduced prepaid share based consulting by a similar amount.

WARRANTS ISSUED IN CONNECTION WITH SHORT TERM NOTES:

At December 26, 2006 the Company issued warrants to purchase 250,000 shares of the Company's common stock, concomitant with the sale of two short term note agreements. These warrants have an exercise price of $0.20 per share and expire on December 26, 2011. The Company has determined the valuation of these warrants based upon the Black Scholes method of valuation using the following estimates:
5.25% risk free interest rate, 243% volatility of the Company's common stock, and a life of one (1) year. The Company has allocated the value of the warrants between the notes and the warrants, and recorded the value attributed to the warrants as a discount against the short term notes payable. The discount is being amortized over the term of the notes (one year.)

                          R.G. GLOBAL LIFESTYLES, INC.
                   Notes to consolidated financial statements
                                   (unaudited)

WARRANTS ISSUED IN CONNECTION WITH CONVERTIBLE NOTES:

The investors in the convertible note transaction were issued warrants to purchase 4,000,000 shares of the Company's common stock, concomitant with the sale of the convertible notes. These warrants have an exercise price of $1.10 per share, and expire on June 6, 2016. These warrants have not yet been registered through the filing of an SB-2 Registration Statement, but have been issued and are exercisable at any time during their ten year term. The Company has determined the valuations of these warrants based upon the Black Scholes method of valuation, using the following estimates: 5.25% risk free interest rate, 193% volatility of the Company's common stock, and an expected life of ten years. The Company recorded a liability in the amount of $3,992,302 as of December 31, 2006 attributable to the issuance of these warrants.

In addition to the foregoing, pursuant to the engagement agreement for financial advisory services and as compensation for the Convertible Note financing, the Company issued 640,000 warrants to purchase shares of the Company's common stock to Ascendiant Securities, LLC. These warrants bear an exercise price of $0.80 per share, and are exercisable for a term of seven (7) years from the date of issuance. The Company determined the value of the warrants to be $611,036 based upon the Black Scholes method of valuation, using the following estimates: 5.25% risk free interest rate, 150% volatility of the Company's common stock, and an expected life of 7 years. Since the services for which these warrants were issued have been fully performed, the Company recorded the entire value of the warrants as stock based consulting expense in the quarter ended June 30, 2006.

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

The following is a summary of activity of outstanding stock warrants:

                                                                 Weighted
                                                                  Average
                                             Number              Exercise
                                            Of Shares              Price
                                        -----------------   --------------------
    Balance, March 31, 2006              $     1,758,940     $             0.63

    Warrants granted                           5,015,000                   1.02
    Warrants exercised                                 -                      -
                                        -----------------   --------------------

    Balance, December 31, 2006                 6,773,940                   0.80
                                        =================   ====================
    Exercisable, December 31, 2006       $     4,778,333     $             1.02
                                        =================   ====================

At December 31, 2006, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

                                    Warrants Outstanding                           Warrants Exercisable
                      -------------------------------------------------     ---------------------------------
                                                          Weighted-
     Range of                           Weighted-          Average                               Weighted-
     Warrant           Number of         Average          Remaining             Number            Average
 Exercise Prices        Warrants        Exercise         Contractual              Of              Exercise
                                          Price             Life               Warrants            Price
-------------------   -------------   --------------   ----------------     ----------------    -------------
 $  0.60 - 2.00          6,773,940          $  0.80            8.5 yrs            4,778,333          $  1.02

There have been no other issuances of options or warrants by the Company in the quarter ended December 31, 2006.

                          R.G. GLOBAL LIFESTYLES, INC.
                   Notes to consolidated financial statements
                                   (unaudited)

Note 10 - Related Party Transactions

During the fiscal year ended March 31, 2005, the Company entered into an agreement with a company wholly owned by an officer and director of the Company. The agreement provides for office space as well as administrative services at a fair market rate of $7,000 per month. The agreement is not binding and may be cancelled by either party at any time. During the quarter ended December 31, 2006, the Company expensed $21,000 under this agreement.

As described in detail in Note 7 (Notes Payable-Short Term Notes Payable) above, during the quarter ended December 31, 2006, the Company issued 3,801,278 shares of its restriced $.001 par value common stock to related parties in payment of three outstanding notes and accrued interest due to related parties, in the total amount of $760,255.

Also as described in detail in Note 9 (Options and Warrants-Common Stock:
Options) above, during the fiscal quarter ended December 31, 2006, the Company granted options to purchase common stock of the company to related parties and others in accordance with the terms of the 2007 Incentive and Non-Statutory Stock Option Plan (the "2007 Plan"). In addition, the Company re-priced options previously granted under the Company's 2006 Incentive and Non-Statutory Stock Option Plan (the "2006 Plan"). See discussion in Note 9, above.

Note 11 - Commitments and Contingencies

Contingencies: Litigation

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

On July 7, 2006, the Company was served with a lawsuit for "injunctive, declaratory relief and damages" filed by plaintiffs H2O Liquid Air, LLC and H2O Liquid Air of Florida, LLC on June 10, 2006 in the United States District Court, Southern District of Florida, Miami Division against the Company and eight other defendants. The complaint alleges ten "counts", although only three counts are directed at the Company: unfair competition under common law, statutory infringement under section 32 of the Lanham Act, and interference with a distribution agreement. The Board of Directors believes these claims to be without merit, and will be defended by legal counsel engaged by co-defendant Munters Corp. to strongly defend these claims. Through our legal counsel, the Company will cause the appropriate legal pleadings to be filed to dismiss the Company from the case. The Company believes that any liability it may incur in connection with this case will not have a material adverse effect upon its financial condition or its results of operations. As of February 12, 2007, the Company is informed and believes that this litigation has been settled with no liability to the Company.

The Company is aware of a dispute that has arisen between the Company and the Holders of its Callable Secured Convertible Notes concerning the rights of such note holders to convert into shares of common stock of the Company. The Company believes that the Holders of the Notes are in violation of the agreement between the Company and the Note Holders, and that any liability it may incur in connection with this dispute will not have a material adverse effect upon its financial condition or its results of operations. The Company has not yet been formally served with legal action in connection with this dispute, but has commenced informal settlement discussions through legal counsel in order to amicably resolve the matter.

Other than the foregoing incident or occurrence, the Company is not aware of any litigation, either pending or threatened, and has not been the defendant or plaintiff in any litigation, since the discharge from bankruptcy attributable to its predecessor L.L. Knickerbocker Company, Inc.

                          R.G. GLOBAL LIFESTYLES, INC.
                   Notes to consolidated financial statements
                                   (unaudited)

Commitments: Subscriptions Receivable

As of December 31, 2006 the Company had received written confirmation of commitment by two accredited investors to invest a total of $250,000 in connection with the issuance of promissory notes by the Company as of December 26, 2006. The subscriptions were paid in cash during the month of January, 2007.

Note 12 - Reclassification

Certain reclassifications have been made to the prior year's financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

                           FORWARD-LOOKING STATEMENTS

This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

      o Increased competitive pressures from existing competitors and new entrants;
      o     Deterioration in general or regional economic conditions;
      o Adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
      o Ability to grow business in its OC Energy Drink lines and RGBL Water Solutions products and services and meet or exceed its return on shareholders' equity target, which will depend on the Company's ability to manage its capital needs and the effect of business and/or acquisitions;
      o Ability to successfully replace revenues of its distributed subsidiary Amerikal;
      o If acquisitions are made, the costs and successful integration of acquisitions;
      o Barriers in trade with foreign countries or tariff regulations and other United States and foreign laws;
      o Political and economic instability and changes in monetary policy of the foreign countries we currently do business in;
      o     Loss of customers or sales weakness;
      o     Inability to achieve future sales levels or other operating results;
      o Ability to locate suitable new products for distribution within our business sector, and retain licensing rights to such new products on acceptable terms;
      o The continuation of favorable trends, including the drop in affordable potable water globally;
      o Outcomes and costs associated with litigation and potential compliance matters;
      o Inadequacies in the Company's internal control over financial reporting, which could result in inaccurate or incomplete financial reporting;
      o     Dilution to Shareholders from convertible debt financings;
      o     Loss of key management or other unanticipated personnel changes;
      o     The unavailability of funds for capital expenditures; and
      o     Operational inefficiencies in distribution or other systems.

The following discussion should be read in conjunction with the historical financial statements of R.G. Global Lifestyles, Inc., including Form 10-KSB as of March 31, 2006, and those of its predecessor, the L.L. Knickerbocker Company, Inc., and notes thereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND OUTLOOK

R.G. Global Lifestyles, Inc. (the "Company") was originally incorporated in California on July 12, 1985 as International Beauty Supply Ltd. The name of the corporation was changed on May 28, 1993 to L.L. Knickerbocker Co., Inc., and thereafter, on January 9, 2003, to R.G. Global Lifestyles, Inc.

OPERATING SUBSIDIARY

AQUAIR, INC.

In October, 2004 the Company formed Aquair, Inc. as a wholly owned subsidiary, a California corporation ("Aquair"). Aquair was formed to fulfill the Company's initial mission to distribute licensed environmentally friendly water generating equipment in the United States and Asia that creates purified drinking water from air for residential and commercial uses. Since that time, the Company has expanded its vision in the clean water technology sector to include other related products.

Aquair plans to distribute or sublicense (i) "anti-scaling" water technology;
(ii) potable bottled water generated from commercial and industrial water generation and filtration technologies; (iii) potable water via mobile air to water units in geographic regions where no solution exists for purified drinking water; (iv) energy drinks made with oxygenated water; and (v) other water-related technologies.

OC ENERGY DRINKS

On October 7, 2006 the Company launched it line of "OC ENERGY" tm drinks fashioned for the OC lifestyle. Aquair began development of the oxygenated water and the energy drinks in early 2005. Presently there are three Energy Drinks and one Highly Oxygenated Water. The Energy Drinks consist of a 2-oz high-powered "shot" energy drink ("Insane" tm), a 10-oz energy drink ("KIK-IT" tm) and a 10-oz diet energy drink ("KIK-IT Diet" tm) in addition to a 17-oz ("O2" tm) bottle of 100% pure oxygenated structured water. Befitting the OC lifestyle, the energy drinks are low in natural sugar and high in vitamins and minerals. The bottles are custom-designed. The Company anticipates sales of the products to commence in the first quarter of 2007.

ATMOSPHERIC PURE WATER GENERATORS

Currently, Aquair distributes licensed environmentally-friendly water generating equipment that creates purified drinking water from air for residential and commercial uses, and converts brackish, polluted, or grey water to purified water, and licensed "anti-microbial" water cleaning and filtration products.

Aquair has acquired the rights to market and distribute water generators that precipitate drinking water from air. The various water generating machines have been tested in various locations. As of December, 2006, the Company has sold units to customers in the U.S. and Asia, and anticipates further sales, however the Company is currently dedicating less resources towards the sales of atmospheric water generators as in the past, as it is focusing on sales and marketing OC Energy Drinks and RGBL Water Solutions products.

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

The Company has engaged Intercontinental Management of Nevada ("IMN") as a consultant to head up sales and marketing, and to provide product support, training and maintenance services to the customers of Hydrosil.

RGBL WATER SOLUTIONS

RGBL Water Solutions is a division of the Company dedicated to the sale and professional support of a proprietary wastewater treatment technology usable in coal bed methane (CBM) applications.

In the quarter ended december 31, 2006, the Company pursued multiple energy companies in Wyoming for the construction, use and support of such technology and anticipates executing definitive agreements. The Company has commenced testing of this technology and anticipates sales in this area on either a flat contractual fee basis or a "charge per barrel" basis.

DISCONTINUED OPERATIONS

AMERIKAL NUTRACEUTICAL CORP.

On July 28, 2004 the Company entered into an agreement with Amerikal International Holding, Inc. ("AIH") whereby the Company acquired all of the issued and outstanding common stock of AIH in exchange for 1,900,000 voting common shares of the Company's common stock. The acquisition closed and the shares were exchanged on July 28, 2004. At the close of the transaction, the former shareholders of AIH controlled a majority of the Company's common stock. The common stock issued in the course of the reverse merger transaction was recorded at the net book value of the Company's assets on the acquisition date. As allowed under SFAS 141, "Business Combinations," we treated this acquisition as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting.

As a result of the merger, the Company owned and operated Amerikal Nutraceutical Corp., a California corporation, ("Amerikal") as a wholly-owned subsidiary. Amerikal's business is to manufacture, sell and distribute dietary supplements, health and beauty aid products. The primary geographic markets for the Company's products are in South East Asia and Asia, including Singapore, Indonesia, Malaysia, Thailand, Taiwan, Hong Kong and Japan.

On November 15, 2005 the Company executed an agreement with an effective date of October 1, 2005, between the Company and a group of founding shareholders, pursuant to which the Company distributed its wholly owned subsidiary Amerikal to such shareholders in exchange for approximately 7,500,000 million shares of common stock of the Company. The distribution reduced the outstanding shares of the Company at that time from approximately 25 million to approximately 17 million, and allowed management to concentrate its efforts on implementing and executing its Aquair business plan. As part of the distribution, the purchasing shareholders set aside 315,561 shares of Company common stock into an escrow account as a reserve against any unforeseen liabilities arising from the distribution. The Company's legal and accounting advisors indicated that the proposed transaction will qualify as a tax-free distribution of a controlled corporation and exchange of equity under applicable provisions of the Internal Revenue Code, and accordingly the Company does not anticipate recognition of gain or loss as a result of the proposed agreement. As a result of the foregoing distribution of Amerikal, the company recognized a loss from distribution of discontinued operations in the quarter ended December 31, 2005 of ($837,768). There were no sales from the Amerikal subsidiary included in the current fiscal quarter ended December 31, 2006.

ON LINE SURGERY, INC.

In addition to the foregoing, in January 2005 the Company issued 200,000 shares of its restricted common stock to acquire rights to an Internet portal known as On Line Surgery. Subsequently, in the quarter ended June 30, 2005, the Company formed On Line Surgery, Inc. as a wholly owned subsidiary, a California Corporation ("On Line Surgery"), to develop the advertising potential of this web portal for the Company's existing and future nutraceutical products, as well as to generate advertising revenue from physicians and other potential customers.

During the quarter ending December 31, 2005, the Company sold its rights to the url WWW.ONLINESURGERY.COM, the sole asset related to its subsidiary On Line Surgery, for $20,000. On Line Surgery Inc. never commenced operations, and is in the process of being dissolved.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

As a result of the distribution of Amerikal and the sale of the rights to the On Line Surgery website, described above, the following discussion compares results of continuing operations of the Company only.

                                               Three Months Ended December 31
                                                  2006                2005
                                             --------------      --------------
Product Sales                                $        4,243      $       58,500

Cost of sales                                $        1,445      $       31,211

Gross Profit                                 $        2,798      $       27,289

General and administrative expenses          $      207,095      $       86,402

Consulting services                          $      147,461      $      101,170
Stock based Compensation-related party              371,759                   0
Stock based compensation-consultants                127,481                   0
Depreciation and Amortization                $        3,853      $            0

Total Expenses                               $    1,042,744      $      263,048
                                             --------------      --------------

Operating Loss                               $   (1,039,946)     $     (235,759)
                                             ==============      ==============

REVENUES AND COST OF SALES

                                                                 INCREASE/(DECREASE)
                                              2006       2005        $         %
------------------------------------------------------------------------------------
For the three months ended December 31
Gross Profit                               $   2,798  $  27,289  $ (24,491)  90.00%

During the three months ending December 31, 2006, the Company generated gross profit of $2,798 on net product sales of $4,243 and cost of sales totaling $1,445, compared to $27,289 of gross profit on net product sales of $58,500 and costs of sales of $31,211 in the three months ending December 31, 2005. This resulted in a decrease in gross profits of $27,289, or 90%, from the same period one year ago. The primary reason for the decrease in revenues is that sales of the OC Energy Drinks and RGBL Water Solutions products have not yet commenced, and the company generated no sales of atmospheric water generating equipment in the current fiscal quarter.

GENERAL AND ADMINISTRATIVE EXPENSES

                                                                          INCREASE/(DECREASE)
                                              2006            2005           $         %
---------------------------------------------------------------------------------------------
For the three months ended December 31
General & Administrative Expenses          $  207,095     $     86,402    $ 120,693   239.7%

General and administrative expenses were $170,170 for the three months ended September 30, 2006 versus $16,370 for continuing operations for the three months ended September 30, 2005, which resulted in an increase of $153,800 or 939.5%. General and administrative expenses increased comparatively for the three months ended September 30, 2006 to the comparative period in 2005 as a result of costs associated with the diversification of the Company's product line.

TOTAL OPERATING EXPENSES

                                                                          INCREASE/(DECREASE)
                                              2006            2005           $         %
---------------------------------------------------------------------------------------------
For the three months ended December 31
Total Operating Expenses                   $1,042,744     $    263,048    $ 779,696   396.4%

Our operating expenses for the three months ended December 31, 2006 were $1,042,744 compared to $263,048 for the three months ended December 31, 2005. The primary reason for the increase in operating expense is the stock based compensation expense to related parties of $371,759 recorded by the Company in the current fiscal quarter, as a result of the issuance of options under the 2006 and 2007 Non-statutory Stock option plans and a stock option agreement with a consultant who later became a related party, and $127,481 of stock based compensation to consultants as a result of options and warrants issued by the Company for services during the current fiscal quarter. For both periods, we incurred expenses for general management and legal and accounting fees related to continuing operations. For the three months ended December 31, 2006, the Company expended $21,000 in rent paid to a related party, and paid $61,747 in legal and accounting fees, compared to $25,068 and $45,367 respectively for these expenses in the three months ended December 31, 2005. During the three months ended December 31, 2006, the company incurred total general and administrative expenses of $207,095, compared to $86,402 of similar expenses in the same period last year.

OPERATING (LOSS)

                                                                          INCREASE/(DECREASE)
                                              2006            2005           $         %
---------------------------------------------------------------------------------------------
For the three months ended December 31
Net income                                 $(1,039,946)   $  (235,759)    $ 804,187   441.1%

The net loss from operations for the three months ended December 31, 2006 was ($1,039,946), versus a net loss of ($235,279) for the three months ended December 31, 2005, an increase in net loss of ($804,187) or 441.1%. The increase in net loss as compared to the same period in 2005 was primarily due the recording of stock-based compensation expenses of $499,240 in the current fiscal quarter, and to costs associated with diversification of the Company's product lines, expansion of facilities, increased professional fees, and higher general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $151,617 as of December 31, 2006. We also had $119,763 of accounts receivable, subscriptions receivable in the amount of $250,000, prepaid expenses of $161,578, and $167,428 of cash deposits held by others. The Company also had net fixed assets of $10,578 and net intangible assets of $193,535, making our total assets at December 31, 2006 equal to $1,054,499.

Our total current liabilities as of December 31, 2006 consisted of $48,008 of accounts payable, $66,442 of accrued expenses, and $426,099 of Notes Payable (net of applicable discount). The Notes payable portion of current liabilities consisted of notes payable unrelated parties of $550,000 less discounts of $123,901. The total of current liabilities at December 31, 2006 was $540,549. The company also had long term liabilities consisting of notes payable to unrelated parties of $195,327 ($1,927,332 less discounts of $1,732,005), liability attributed to the beneficial conversion feature of the convertible notes in the amount of $3,836,682, and liability associated with the issuance of detachable warrants in the amount of $3,992,302. The total of long- term liabilities at December 31, 2006 was $8,024,311. The total liabilities as of December 31, 2006 were $8,564,860.

During the three months ending December 31, 2006, the Company had sales revenues of $4,243, and $1,445 of direct costs of operations, resulting in gross operating profit of $2,798. The Company incurred other expenses of $1,042,744, resulting in a net loss from operations of $(1,039,946).

The Company has financed its operations through new financing in the form of sale of callable secured convertible notes payable to four accredited investors. During the fiscal quarter, the Company received proceeds from this financing, as described in detail in the notes to financial statements. At the end of the fiscal quarter, the Company had cash and cash equivalents of $151,617, and a subscription receivable from investors in the amount of $250,000 as described in the notes to financial statements, "Subsequent Events". After taking into account accrued interest expenses and financing costs and other expenses attributable to the change in fair value of warrants and value of derivative liability, in the total amount of $1,395,615, the financial net loss for the three months ended December 31, 2006 was $(2,435,561).

OFF-BALANCE SHEET ARRANGEMENTS.

None.

GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate that the Company will continue in business as a going concern. During the three months ended December 31, 2006 the Company showed a net loss from continuing operations in the amount of $(1,039,946). The financial net loss after provision for income tax, interest and financing expense is ($2,435,561) for the most recent fiscal quarter.

During the three months ended December 31, 2006 the Company incurred interest and financing charges and other expense related to the issuance of convertible notes and short-term notes to related parties and others, in the total amount of $1,395,615. This total financing cost represents over 57% of the total net
(loss) reported by the Company for the three months ended December 31, 2006 on the attached Consolidated Statements of Operations. The total financial net loss of the Company for the most recent nine months, taking into account total financing costs of $7,104,271 and taxes of $800, was ($10,470,561).

The Company can no longer rely on revenues from its distributed subsidiary Amerikal. Therefore, the Company will be developing revenues through its Aquair subsidiary and RGBL Water Solutions division. Aquair has commenced sales, and the Company anticipates future sales and revenues from its licensed atmospheric water generators, anti-microbial products, OC Energy Drinks and RGBL Water Solutions products.

The consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company's ability to continue as a going concern. The consolidated financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

CRITICAL ACCOUNTING POLICY AND ESTIMATES

This Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily stock-based compensation. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results it reports in its consolidated financial statements.

EQUITY - BASED COMPENSATION

The Company records stock-based compensation to its officers, directors, and outside consultants at the fair market value of the services in general and administrative expense. In 2004, prior to being approved for quotation of its stock on the OTCBB, the Company recorded the expenses of stock based compensation issued to related parties (officers and directors), as well as stock based compensation issued to consultants, at $0.05 per share based upon a valuation study conducted at the request of the Board of Directors. Subsequent to the listing of the Company's common stock on the OTCBB, it issued shares of unregistered common stock to two attorneys in exchange for legal services. As of the date of this share issuance in March 2005, the Company's common stock was trading at approximately $1.51 per share, and it therefore recorded the stock issuance as of that date as an expense at the fair market value of the stock issued.

The Company granted stock options pursuant to a consulting agreement dated July 18, 2005 among the Company, Aquair, Inc. and General Steve Ritchie. In exchange for sales and marketing services to be rendered for Aquair, Inc. and as partial compensation for services, General Ritchie was granted an option to purchase 100,000 shares of the Company's common stock, vesting over a three-year period with one third vesting at twelve months from date of execution of the Agreement, one third at twenty-four months, and the final third at thirty six months. As of the date of this agreement, the Company's common stock was trading at approximately $3.00 per share. Based upon the Black Scholes method of calculation, the Company determined that the fair value of the options granted would be $346,379. In this quarter, the Company recorded as prepaid compensation an expense of $27,770 attributable to the grant of these options. At the anniversary vesting date under the agreement, the Company reduced prepaid compensation and increased share-based compensation to related party in the amount of $115,460, representing the vested portion of the options under this Agreement.

2006 STOCK OPTION PLAN

On May 3, 2006 the Company's Board of Directors adopted a plan for issuance of stock options to employees or others (2006 Incentive and Non-statutory Stock Option Plan, referred to as the "2006 Plan" - adopted by the Company's shareholders in October 2006). Under the Plan, the Company has reserved ten million shares for issuance. During the three months ended September 30, 2006, the Company granted the following stock options to four members of the Company's management team and one consultant as compensation. During the three months ended December 31, 2006, due to a decrease in the Company's stock price and to keep personnel incentivized, the Company re-priced the options issued in May 2006 under the 2006 Plan from their previous prices to the following, and booked the increase in value of the re-priced options to prepaid stock based compensation-related party as further described in the Notes to Financial Statements, "Options and Warrants". The Company also issued 240,000 options to two consultants under the 2006 plan as of December 26, 2006. A summary of the options issued under the 2006 Plan and the exercise prices as re-priced, if applicable, is as follows:

                                         NUMBER OF    EXERCISE
 DATE ISSUED     OPTIONEE NAME            OPTIONS       PRICE    EXPIRATION DATE

 May 3, 2006     Lou Knickerbocker        4,008,000   $   0.28     May 3, 2011
 May 3, 2006     Grant King               1,992,000   $   0.20     May 3, 2011
 May 3, 2006     Will Hitchcock           1,008,000   $   0.20     May 3, 2011
 May 3, 2006     Joseph Murray            1,008,000   $   0.20     May 3, 2011
 May 3, 2006     Scott Olson                201,600   $   0.20     May 3, 2011
Dec. 26, 2006    Mark King                  120,000   $   0.20    Dec. 26, 2011
Dec. 26, 2006    Michael Kruger             120,000   $   0.20    Dec. 26, 2011
---------------------------------------------------   --------------------------

The foregoing May 2006 option grants vest monthly over a two year term from the date of issuance, the two December 2006 option grants vest eight months immediately upon issuance and then monthly over an eighteen month period. The Company determined the fair market value of the options granted under the 2006 Plan as of the grant date, as re-priced by the Company by action of the Board of Directors if applicable, using the Black Scholes valuation method.

During the fiscal quarter ended December 31, 2006, based upon the portion of options vested during this period under the 2006 plan, the issuance of the 240,000 new options, and the revaluation of the options vesting from inception to December 31, 2006, the Company booked an expense of $353,192 as stock based compensation-related party and $68,483 as stock based consulting fees.

2007 STOCK OPTION PLAN

On December 26, 2006 the Board of Directors adopted a plan for issuance of stock options to employees or others (2007 Incentive and Non-statutory Stock Option Plan, referred to as the "2007 Plan" - not yet approved by the Company's shareholders). Under the Plan, the Company has reserved six million shares for issuance.

On December 26, the Board of Directors authorized the issuance of 5,254,800 options under its 2007 Plan. The following options granted under the 2007 Plan vest monthly over two years from the date of issuance. The Company determined the fair market value of the options granted under the 2007 Plan as of the grant date, using the Black Scholes valuation method. The Company recorded the value of the options issued under the 2007 Plan in a special equity account entitled Prepaid share-based compensation-related party in the amount of $2,709,685 and $580,701 as prepaid consulting fees.

A summary of the options issued under the 2007 Plan is as follows:

------------------- -------------------- ----------- --------- -----------------
                    2007 Plan
------------------- -------------------- ----------- --------- -----------------
Date Issued         Option Holder        Shares      Exercise  Expiration Date
                                                     Price
------------------- -------------------- ----------- --------- -----------------
December 26, 2006   Louis Knickerbocker  2,004,000   $0.69     Dec. 26, 2011
------------------- -------------------- ----------- --------- -----------------
December 26, 2006   Grant King           996,000     $0.40     Dec. 26, 2011
------------------- -------------------- ----------- --------- -----------------
December 26, 2006   Will Hitchcock       504,000     $0.40     Dec. 26, 2011
------------------- -------------------- ----------- --------- -----------------
December 26, 2006   Joseph Murray        704,000     $0.40     Dec. 26, 2011
------------------- -------------------- ----------- --------- -----------------
December 26, 2006   Scott Olson          100,800     $0.40     Dec. 26, 2011
------------------- -------------------- ----------- --------- -----------------
December 26, 2006   Christen Currie      100,000     $0.40     Dec. 26, 2011
------------------- -------------------- ----------- --------- -----------------
December 26, 2006   Taylor Mossman       50,000      $0.40     Dec. 26, 2011
------------------- -------------------- ----------- --------- -----------------
December 26, 2006   Juzer Jangbarwala    500,000     $0.40     Dec. 26, 2011
------------------- -------------------- ----------- --------- -----------------
December 26, 2006   Steve Ritchie        100,000     $0.40     Dec. 26, 2011
------------------- -------------------- ----------- --------- -----------------
December 26, 2006   Mark King            60,000      $0.40     Dec. 26, 2011
------------------- -------------------- ----------- --------- -----------------

During the period ended December 31, 2006, based upon the portion of options vested during this period under the 2007 Plan, the Company recorded an expense of $18,559 as stock-based compensation to related parties, and $3,977 of share based compensation to consultants under the Plan. See the discussion in Note 9:
"Options and Warrants" in Notes to Financial Statements.

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

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS

RISKS RELATING WITH OUR BUSINESS AND MARKETPLACE

THE COMPANY IS A RELATIVELY YOUNG COMPANY WITH A MINIMAL OPERATING HISTORY SINCE BEING REORGANIZED IN 2003.

Since the Company's reorganization in 2003 we have generated revenue from operations. However, our future operating results will depend on many factors, including the ability to generate sustained and increased demand and acceptance of our products, the level of our competition, and our ability to attract and maintain key management and employees. While management believes its estimates of projected occurrences and events are within the timetable of its business plan, there can be no guarantees or assurances that the results anticipated will occur.

THE COMPANY HAS REDIRECTED ITS BUSINESS PLAN AND IS FOCUSING ON OC ENERGY DRINKS AND RGBL WATER SOLUTIONS PRODUCTS.

Since the Company has distributed its subsidiary Amerikal and sold the rights to the sole asset within its subsidiary On Line Surgery, it has redirected its focus on to its OC Energy Drinks and RGBL Water Solutions products. There can be no assurance that we will be able to replace revenues generated from the Amerikal subsidiary. While management believes the potential for revenue growth remains better in its current business plan, there can be no guarantees that the anticipated results will occur.

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

OUR COMMON STOCK IS SUBJECT TO SEC "PENNY STOCK" RULES.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment of our common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

      o Deliver to the customer, and obtain a written receipt for, a disclosure document;
      o     Disclose certain price information about the stock;
      o Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
      o Send monthly statements to customers with market and price information about the penny stock; and
      o In some circumstances, approve the purchaser's account under certain standards and deliver written statements to the customer with information specified in the rules.

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

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

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

In the course of the audit of our consolidated financial statements for the fiscal year ended March 31, 2006, based upon the evaluation for the period ended December 31, 2005, for the reasons described below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective, as of the end of the third fiscal quarter for the period ended December 31, 2005, in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In the course of the audit of our consolidated financial statements for the fiscal year ended March 31, 2006, we determined that there were errors in the accounting treatment and reported amounts in our previously filed consolidated financial statements for the quarter ended December 31, 2005. Thee errors related to two areas: (1) in the presentation of the Company's financial statements we recorded a loss on distribution of the Company's wholly owned subsidiary in the nine months year-to-date period, but omitted to include the accounting effect of this event in the three month period ended December 31, 2005. Further, the calculation of the net income from discontinued operations for the prior period ended December 31, 2005 was incorrectly stated due to incorrect classification of certain accounts receivable. (2) Second, in the course of the year-end audit of our consolidated financial statements, the Company determined that the Black Scholes valuation calculation was incorrectly calculated as to the valuation of certain warrants issued to related parties and others, as a result of which the allocation of value as between the notes and the warrants was incorrectly stated. The Company has restated its consolidated financial statements for the quarter ended December 31, 2005 in the attached financial statements as of December 31, 2006 The Company's audit committee has addressed the weaknesses in its internal controls which allowed the foregoing errors to occur. Pursuant to the recommendations of the audit committee, we have engaged qualified outside consultants to review certain financial disclosures and calculations and have strengthened the internal review process. The Company cautions that the consolidated financial statements contained in the previously filed Quarterly Report on Form 10-QSB for the period ended December 31, 2005, is incorrect and that such statements should no longer be relied upon.

Notwithstanding the material weaknesses described below, the Company's management has concluded that the consolidated financial statements included in this Report on Form 10-QSB for the period ended December 31, 2006 fairly state, in all material respects, the Company's financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. The reason for this conclusion is that the Company ascertained the errors associated with the presentation of the financial information in the course of the audit of its consolidated financial statements for the fiscal year ended March 31, 2006, filed with the Form 10-KSB on June 30, 2006.

Based upon the definition of "material weakness" in the Public Company Accounting Oversight Board's Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, restatement of financing statements in prior filings with the SEC is a strong indicator of the existence of a "material weakness" in the design or operation of internal control over financial reporting. The Company has concluded that it did not maintain effective controls. The Company further determined that because effective controls were not in place, the recognition of certain items was inconsistent with its accounting policies and that a material weakness existed in the Company's internal control over financial reporting, and disclosed this to the Board of Directors and to the independent registered public accountants. In addition, the Company has determined that a material weakness existed in the Company's internal controls over financial reporting related to the limited number of accounting personnel in the Company. The Company disclosed this to its Board of Directors and to its independent registered public accountants.

PLAN FOR REMEDIATION OF MATERIAL WEAKNESSES

As noted above, the Company has restated its results of operations for the comparative prior period ending December 31, 2005 in the accompanying consolidated financial statements, as further described in Note 2 to the financial statements.

Subsequent to the discovery and report of the foregoing material weaknesses, the Company's Audit Committee has met, reviewed the internal controls over financial reporting and the above material weaknesses, and has made certain recommendations regarding the use of qualified independent accounting consultants to assist in the review of financial statements and the calculation and presentation of complex financial transactions, which the Company has implemented effective as of the current fiscal quarter.

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

                          PART II -- OTHER INFORMATION

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

On July 7, 2006, the Company was served with a lawsuit for "injunctive, declaratory relief and damages" filed by plaintiffs H2O Liquid Air, LLC and H2O Liquid Air of Florida, LLC on June 10, 2006 in the United States District Court, Southern District of Florida, Miami Division against the Company and eight other defendants. The complaint alleges ten "counts", although only three counts are directed at the Company: unfair competition under common law, statutory infringement under section 32 of the Lanham Act, and interference with a distribution agreement. The Board of Directors believes these claims to be without merit, is being defended by legal counsel engaged by co-defendant Munters Corp. to strongly defend these claims. The Company believes that any liability it may incur in connection with this case will not have a material adverse effect upon its financial condition or its results of operations. As of February 12, 2007, the Company is informed and believes that this litigation has been settled with no liability to the Company.

Other than the foregoing incidents or occurrences and as disclosed in Item 5. Other Information, the Company is not aware of any litigation, either pending or threatened, and has not been the defendant or plaintiff in any litigation, since the discharge from bankruptcy attributable to its predecessor L.L. Knickerbocker Company, Inc.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

CONVERTIBLE NOTE OFFERING

On June 6, 2006, to obtain funding for the purpose of payment of general corporate and operating purposes, we entered into a definitive Securities Purchase Agreement and ancillary agreements with four accredited investors for the sale of $2,000,000 of 6.0% Callable Secured Convertible Notes due June 6, 2009 (the "Notes"). The Notes are convertible at the option of the holder, in accordance with the limitations set forth in the agreements, at any time prior to maturity into shares of our Common Stock at a conversion price of the market price as defined in the agreements. Our obligations under the notes are secured by certain of our assets.

The shares of common stock being sold will be issued to the investors upon conversion of the principal amount plus interest accrued thereon of the Notes in the collective principal amount of $2,000,000. As of December 31, 2006, we had issued $2,000,000 of Notes. On October 13, 2006 the Company issued 250,000 shares of its .001 par value common stock in conversion of a portion of the principal balance and accrued interest payable under the Notes. At this date the principal balance of the Notes was reduced by $36,675.01. On November 7, 2006 the Company made a payment in lieu of conversion to the Holders of the Notes, further reducing the principal balance of the Notes in the amount of $58,300.14.

The conversion rate of the Notes is based upon 50% of the Market Price of our stock at the time of conversion. "Market Price" means the average of the lowest three trading prices for the Common Stock during the twenty day period ending one trading day prior to conversion as reported on the OTC Bulletin Board. As a result of the beneficial conversion feature of the Notes, the Company has determined the valuation of the value of the maximum shares issuable to satisfy the issued convertible Notes based upon the Black Scholes method of valuation, and allocated the valuation of the derivative between the Convertible Note Payable and the Value of the derivative as a discount on the Note payable. The Company recorded the value attributed to the accrued derivative on the issued notes as a liability as of the dates of the various tranches of funding received. As of December 31, 2006 the total amount of the accrued derivative liability was calculated by the Company at $3,836,682. The discount on the Convertible Note payable in the total amount of $1,732,005 is being amortized over the term of the notes (three years). During the three months ended December 31, 2006, the Company expensed $157,169 as finance charges attributable to this amortization, and reduced the discount on convertible Note Payable in a similar amount.

In addition to the foregoing, the convertible note investors were issued warrants to purchase 4,000,000 shares of our common stock concomitant with the sale of the Notes. These warrants have an exercise price of $1.10 per share, expire on June 6, 2016, and were not registered as a part of the SB-2 Registration Statement filed by the Company during this fiscal quarter. However, since the warrants may be exercised at any time during their ten year term, the Company has determined the valuation of these warrants under the Black Scholes method of valuation and recorded a liability attributable to the warrants in the amount of $3,992,302 as of December 31, 2006.

Pursuant to the engagement agreement for financial advisory services and as compensation for the Note financing, the Company issued 640,000 warrants, each to purchase on share of the Company's common stock to Ascendiant Securities, LLC. Each warrant is exercisable to purchase one share of our common stock for an exercise price of $0.80, through the date which is seven years from the date of issuance. The warrants carry standard anti-dilution and protective provisions. The Company determined the value of the warrants so issued based upon the Black Scholes method of valuation, and since these warrants are exercisable immediately, the Company recorded the entire value of the warrants as prepaid compensation in the quarter ended June 30, 2006.

The issuance of the foregoing warrants was accounted for in accordance with Financial Accounting Standards Board Statements using the Black-Scholes option pricing model, as further described in Notes to Financial Statements, Note 7 "Notes Payable" and Note 9 "Options and Warrants", attached. Although management believes its estimate regarding the fair value of the warrants so determined to be reasonable, there can be no assurance that all of the subjective assumptions will remain constant, and therefore the valuation of the warrants may not be a reliable measure of the fair value of the prepaid compensation, accrued liabilities, and finance charges recorded by the Company.

PRIVATE OFFERING

On December 26, 2006 the Company issued 6,282,150 shares of its restricted $.001 par value common stock at $0.20 per share, in consideration as re-payment of the outstanding amounts due under six notes to related parties and others, including accrued interest, in the total amount of $1,256,430. Of the total shares issued in settlement of the notes, 3,801,278 shares were issued to related parties in repayment of principal and interest due of $769,985. The remaining 2,480,872 shares were issued to un-related parties in repayment of principal and interest due in the amount of $486,445. This private offering was exempt from registration under the Securities Act of 1933.

CONVERTIBLE NOTE AND WARRANT OFFERING

Also on December 26, 2006 the Company entered into two new one year promissory notes bearing interest at the rate of eight percent per annum, with accredited investors as described in Notes to the Financial Statements, Note 7 "Short Term Notes Payable", and Note 9 "Options and Warrants". This private offering was exempt from registration under the Securities Act of 1933. The Company issued one warrant to the investors for each dollar loaned to the Company via the notes (a total of 250,000 warrants), determined the value of the warrants as of the date of issuance using the Black Scholes method of valuation, and allocated the value attributed to the warrants as a discount against the new notes payable. At December 31, 2006 the Company reflected the remaining short term notes payable on the balance sheet as $426,099 ($550,000 net of applicable discount of $123,901). The discounts on the respective notes are being amortized over the remaining term of the notes. As of December 31, 2006 the Company had not yet received the subscription amounts in cash, and accordingly reflected the written commitment of the investors to complete the funding of these loans as a subscription receivable on the accompanying balance sheet. The investors completed the funding of the loans to the Company in January, 2007.

COMPENSATION WARRANTS

During the quarter ended December 31, 2006 the Company issued a warrant to purchase 100,000 shares of the Company Stock to a consultant for services. The Company recorded as prepaid share based consulting the value of these warrants at $116,909 using the Black Scholes method of valuation incorporating the following estimates: 5.25% risk free interest rate, 243% volatility of the Company's common stock and an expected life of 5 years. Since one third of the warrants were vested immediately, the Company recorded an expense in the amount of $38,969 as stock-based compensation-consulting services, and reduced prepaid share based consulting by a similar amount.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

In January 2007, the Company had a disagreement with the Note Holders discussed in Item 2. Convertible Note Offering above regarding the conversion of the Company's common stock and a potential breach of the Note Holders' warranties under the agreements. In connection with this disagreement, the Company has been served with a lawsuit in the County of New York Supreme Court by the Note Holders for default of the Notes and other causes of action, with damages to be determined. The parties are currently negotiating a settlement of all issues. The Company believes the claims are without merit, and if necessary, the Company will defend itself and file the appropriate counterclaims against the Note Holders.

ITEM 6. EXHIBITS.

        3.1 Articles of Incorporation of International Beauty Supply Ltd. ("IBS") filed July 12, 1985. (1)
        3.2     Amendment to Articles of Incorporation of IBS filed May 28,
                1993. (2)
        3.3 Certificate of Amendment to Articles of Incorporation of the L.L. Knickerbocker Company Inc. ("LLK") filed June 27, 1994. (2)
        3.4 Certificate of Amendment to Articles of Incorporation of LLK filed September 29, 1994. (2)
        3.5 Certificate of Amendment of the Articles of Incorporation of LLK, filed September 1, 1995. (3)
        3.6 Certificate of Amendment of the Articles of Incorporation of LLK, filed June 19, 1996. (3)
        3.7 Certificate of Amendment to the Articles of Incorporation of LLK filed April 22, 1999. (2)
        3.8 Certificate of Amendment to the Articles of Incorporation of the L.L. Knickerbocker Company Inc. filed January 9, 2003. (3)
        3.9     Bylaws of the L.L. Knickerbocker Company Inc. (4)
        10.1 Consulting Agreement between Aquair, Inc. and Brig. General Steve Ritchie dated July 18, 2005, filed November 14, 2005. (5)
        31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
        31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
        32 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, filed herewith.

-------------------------
(1) Incorporated by reference to the L.L. Knickerbocker Co., Inc. Form SB-2 Registration Statement No. 33-85230-LA as filed on October 13, (1994.)
(2) Incorporated by reference to L.L. Knickerbocker Co., Inc. Form 10-K as filed on April 14, (2000.)
(3) Incorporated by reference to the Company's Form 10-KSB, as filed on June 29, (2005.)
(4) Incorporated by reference to the L.L. Knickerbocker Co., Inc. Annual Report on Form 10-KSB as filed on March 29, (1995.)
(5) Incorporated by reference to the Company's Form 10-QSB, as filed on November 14, (2005)(.)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R G Global Lifestyles, Inc.


Signature                       Title                          Date

/s/ Louis L. Knickerbocker
---------------------------
Louis L. Knickerbocker          Chairman of the Board, CEO     February 14, 2007


/s/ William C. Hitchcock
---------------------------
William C. Hitchcock            Chief Financial Officer        February 14, 2007