Form 10QSB/A
period 2006-09-30
RG GLOBAL LIFESTYLES INC
filed 2007-07-12
CIK 932136

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                                 Amendment No. 1

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

The number of shares outstanding of the issuer's Common Stock as of November 17, 2006 was 17,900,000.

Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

                                EXPLANATORY NOTE

This Amendment No. 1 to the Company's Form 10-QSB for the quarterly period ended September 30, 2006 is being filed in conjunction with our decision to restate the financial statements contained in our report on Form 10-QSB for the quarterly period ended September 30, 2006, filed with the Securities and Exchange Commission on November 20, 2006. Our board of directors determined on July 6, 2006 that the original financial statements for the periods in question should no longer be relied upon. We have filed a Form 8-K on Item 4.02 Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review for the restatement.


                                      INDEX
                                      -----

                                                                            PAGE

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)                                   3

           Consolidated Balance Sheet -September 30, 2006 (restated)          3

           Consolidated Statements of Operations -
           For the Three and Six Months ended September 30, 2006 (restated)
           and 2005                                                           4

           Consolidated Statements of Cash Flows
           For the Six Months ended September 30, 2006 (restated) and 2005    5

           Notes to Financial Statements                                      6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             19

Item 3.    Controls and Procedures                                           28

                           PART II - OTHER INFORMATION
                                                                             30
Item 1.    Legal Proceedings                                                 31
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds       32
Item 3.    Defaults Upon Senior Securities                                   32
Item 4.    Submission of Matters to a Vote of Security Holders               32
Item 5.    Other Information                                                 32
Item 6.    Exhibits                                                          32

SIGNATURES


                              PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               R.G. GLOBAL LIFESTYLES, INC.
                        (FORMERLY L.L. KNICKERBOCKER COMPANY, INC.)
                                CONSOLIDATED BALANCE SHEET
                                        (UNAUDITED)

                                                                           September 30
                                                                               2006
                                                                           ------------
                                                                            As restated
ASSETS

Current assets:
    Cash and cash equivalents                                              $    320,294
    Accounts receivable                                                             900
    Prepaid expenses                                                            165,978
                                                                           ------------
      Total current assets                                                      487,172
                                                                           ------------

    Fixed assets, net                                                             5,369

    Intangible assets, net                                                      196,895
    Debt Issuance Costs                                                         698,802
    Deposits held                                                               162,016
                                                                           ------------
    Total other assets                                                        1,057,713

                                                                           ------------
Total Assets                                                               $  1,550,254
                                                                           ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
    Accounts payable                                                             70,704
    Payroll taxes payable                                                         1,233
    Accrued liabilities                                                         139,482
    Notes payable-related party ($708,132 net of $48,318 discount)              659,814
    Notes payable others ($905,808 net of $126,384 discount)                    779,424
                                                                           ------------
      Total current liabilities                                               1,650,657
                                                                           ------------

Long term liabilities
    Liability associated with detachable warrants-conv. notes                 3,756,361
    Accrued derivative liability-convertible notes                            4,218,846
    Convertible notes payable ($1,300,000 net of $1,189,174 discount)           110,826
                                                                           ------------
Total long term liabilities:                                                  8,086,033
                                                                           ------------

        Total liabilities                                                     9,736,690
                                                                           ------------

STOCKHOLDERS' (DEFICIT)

    Preferred stock, $0.001, 10,000,000 shares
      authorized, no shares issued and outstanding                                   --
    Common stock, $0.001 par value, 100,000,000 shares
      authorized, 17,650,000 shares issued
      and outstanding as of September 30, 2006                                   17,650
    Additional paid-in capital                                                2,747,653
    Accumulated (deficit)                                                   (10,951,739)
                                                                           ------------
        Total stockholders' (deficit)                                        (8,186,436)
                                                                           ------------

        Total Liabilities & Stockholders' (deficit)                        $  1,550,254
                                                                           ============

        The accompnaying notes are an integral part of these financial statements.




                                                   R.G. GLOBAL LIFESTYLES, INC.
                                            (FORMERLY L.L. KNICKERBOCKER COMPANY, INC.)
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)


                                                                     For the Three Months ended        For the Six Months ended
                                                                            September 30                     September 30
                                                                    ----------------------------     -----------------------------
                                                                       2006             2005             2006             2005
                                                                   ------------     ------------     ------------     ------------
                                                                    As restated                       As restated
Revenue
   Product Sales                                                   $         --     $      6,240     $        425     $     10,840
   Cost of sales                                                         58,600            7,150           64,528            9,381
                                                                   ------------     ------------     ------------     ------------
     Gross profit                                                       (58,600)            (910)         (64,103)           1,459

Expenses:
   Advertising and marketing                                             21,714               --           25,058               --
   Commissions                                                           15,000           16,081           15,000           28,081
   Consulting services                                                 (317,901)          66,380          434,929           79,937
   Depreciation and amortization                                          3,314               --            3,344               --
   General and administrative expenses                                  170,170           16,370          273,608            9,274
   Professional fees                                                    134,362           77,519          214,692          141,692
   Rent - related party                                                  51,915           18,000           93,715           36,000
   Salaries and wages                                                    69,221               --           93,721               --
   Stock compensation - related party                                   417,679               --          616,038               --
                                                                   ------------     ------------     ------------     ------------
     Total expenses                                                     565,474          194,350        1,770,105          294,984
                                                                   ------------     ------------     ------------     ------------

Operating (loss)                                                       (624,074)        (195,260)      (1,834,208)        (293,525)
                                                                   ------------     ------------     ------------     ------------

Other income (expense)
   Interest Income                                                           --              284               --              284
   Income tax refund                                                         --               --               --            1,551
   Change in Fair value of warrants re: convertible notes                75,256               --          268,312               --
   Change in fair value of derivative liability-convertible notes     1,893,704               --        1,899,967               --
   Interest and Financing related to convertible notes                  470,258               --        4,629,440               --
   Interest and financing expense-related party                         133,665               --          261,810               --
   Interest and financing expense-other                                 220,302          (12,133)         363,379          (12,133)
                                                                   ------------     ------------     ------------     ------------
Total other income (expense)                                         (2,793,185)         (11,849)      (7,422,908)         (10,298)

                                                                     (3,417,259)        (207,109)      (9,257,116)        (303,823)
                                                                   ------------     ------------     ------------     ------------

Provision for income taxes
   Current state                                                             --               --             (800)          (1,865)
                                                                   ------------     ------------     ------------     ------------
     Total income taxes                                                      --               --             (800)          (1,865)

Net (loss) from continuing operations                                (3,417,259)        (207,109)      (9,257,916)        (305,688)
                                                                   ------------     ------------     ------------     ------------

Discontinued operations
   Income (loss) from discontinued operations, net of tax                    --          385,611               --          406,828
   Loss on distribution of discontinued operations, net of tax               --               --               --
                                                                   ------------     ------------     ------------     ------------
Net income (loss) from discontinued operations                               --          385,611               --          406,828
                                                                   ------------     ------------     ------------     ------------

Net income (loss)                                                  $ (3,417,259)    $    178,502     $ (9,257,916)    $    101,140
                                                                   ============     ============     ============     ============

Weighted average number of
   common shares outstanding - basic and fully diluted               17,650,000       25,150,000       17,650,000       25,150,000
                                                                   ============     ============     ============     ============

Net income (loss) per share - basic and fully diluted
   Continuing Operations                                           $      (0.19)    $      (0.01)    $      (0.52)    $      (0.01)
   Discontinued Operations                                                   --             0.02               --             0.02
                                                                   ------------     ------------     ------------     ------------
                                                                   $      (0.19)    $       0.01     $      (0.52)    $       0.00
                                                                   ============     ============     ============     ============

                            The accompnaying notes are an integral part of these financial statements.




                                    R.G. GLOBAL LIFESTYLES, INC.
                             (FORMERLY L.L. KNICKERBOCKER COMPANY, INC.)
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)



                                                                         For the six months ended
                                                                               September 30
                                                                       -----------------------------
                                                                          2006               2005
                                                                       -----------       -----------
                                                                       As restated
CASH FLOWS FROM OPERATING ACTIVITIES
CONTINUING OPERATIONS
Net (loss) from continuing operations                                  $(9,257,916)      $  (305,688)
                                                                       -----------       -----------
Adjustments to reconcile net loss from continuing operations to         (9,257,916)         (305,688)
    net cash (used) by continuing operations:
      Depreciation & amortization                                           64,578                --
      Warrants Discount amortization-related party                         233,211                --
      Warrants Discount amortization-unrelated party                       257,226                --
      Non-cash expenses associated with convertible debt                 5,249,229                --
      Stock based compensation - consultants and legal                     189,410                --
      Change in Fair Value of warrant liability                            268,312                --
      Change in Derivative liability                                     1,899,968                --
      (Increase) decrease in prepaid compensation                               --           (26,123)
Changes in operating assets and liabilities:
      (Increase) decrease in inventory                                          --            12,278
      (Increase) decrease in prepaid expenses                               10,044           (32,642)
      (Increase) decrease in deposits held                                    (481)         (149,990)
      Increase in accounts payable                                          21,859            13,775
      Increase in accrued liabilities                                       92,919            32,995
      (Decrease) in payroll tax payable                                       (148)               --
      Increase (decrease) in due to affiliate                                   --          (239,062)
                                                                       -----------       -----------
Net cash (used) in continuing operations                                  (971,789)         (694,457)
Net cash provided (used) in discontinued operations                             --           (73,939)
                                                                       -----------       -----------
Net cash provided (used) by operating activities                          (971,789)         (768,396)
                                                                       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                (5,608)             (350)
    Purchase of intangible assets                                         (200,000)
                                                                       -----------       -----------
Net cash provided (used) in continuing operations                         (205,608)             (350)
Net cash (used) in discontinued operations
                                                                       -----------       -----------
Net cash provided (used) by investing activities                          (205,608)             (350)
                                                                       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable                                          1,300,000           600,000
    Payment of debt issuance costs                                        (148,970)
    Donated capital                                                                           96,443
                                                                       -----------       -----------
Net cash provided by financing in continuing operations                  1,151,030           696,443
Net cash provided (used) in discontinued operations                             --
                                                                       -----------       -----------
Net cash provided (used) by financing activities                         1,151,030           696,443
                                                                       -----------       -----------

Net increase (decrease) in cash provided by continuing operations          (26,367)          (72,303)
Cash - beginning                                                           346,661           159,661
                                                                       -----------       -----------
Cash - ending                                                          $   320,294       $    87,358
                                                                       ===========       ===========


             The accompnaying notes are an integral part of these financial statements.

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

NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During fiscal 2008, the Company determined that the manner in which it historically accounted for debt issuance costs related to the convertible debt that was issued during fiscal 2007 was not in accordance with generally accepted accounting principles of the United States of America. The Company determined that the costs incurred related to is offering of convertible notes, should be properly capitalized on the consolidated balances and then amortized on a straight-line basis to interest expense over the term of the convertible debt. The Company had previously not capitalized the debt issuance costs, but rather expensed them in the period incurred.

During fiscal 2008, the Company determined that the manner in which it historically accounted for its derivative liability associated with the beneficial conversion feature of its convertible notes issued during fiscal 2007 was not in accordance with SFAS No. 133, as amended, and EITF Issue No. 00-19. Any change in fair value was required to be recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company was required to record a non-operating, non-cash charge. If the fair value of the derivative was lower at the subsequent balance sheet date, the Company was required to record non-operating, non-cash income. Accordingly, in connection with the restatement adjustments, the Company has appropriately reflected the non-operating, non-cash income or expense resulting from the changes in fair value. The Company had previously not recorded the correct fair value of the derivative instrument.

During fiscal 2008, the Company determined that it had historically disclosed amounts related to deferred stock based compensation not in accordance with generally accepted accounting principles of the United States of America. The Company determined that such amounts should not be recorded as an off-set to the Company's equity balances, but rather recorded to expense over the requisite service period. The Company had previously recorded such amounts to prepaid stock based compensation in the equity section of the consolidated balance sheet.

During fiscal 2008, the Company determined that the sales it had recorded to IMN during the three months ended September 30, 2006 was not properly recorded. As a result the Company reversed the sale to IMN as part of its restatement of the financial statements as of and for the three and six months ended September 30, 2006.


                          R.G. GLOBAL LIFESTYLES, INC.
                   (Formerly L.L Knickerbocker Company, Inc.)
                   Notes to consolidated financial statements

The following tables present a summary of effects of the restatement adjustments on the Company's consolidated balance sheet at September 30, 2006, the consolidated statements of operations for three months and six months ended
September 30, 2006, and the consolidated statement of cash flows for the six months ended September 30, 2006:

                                                      Consolidated Balance Sheet
                                                      As Previously
                                                      Reported            Adjustments        As Restated
---------------------------------------------------------------------------------------------------------
As of September 30, 2006
Accounts receivable                                   $    120,600       $   (119,700)      $        900
Total current assets                                  $    606,872       $   (119,700)      $    487,172
Debt issuance costs                                              $       $    698,802       $    698,802
Total other assets                                    $    358,911       $    698,802       $  1,057,713
Total assets                                          $    971,152       $    579,102       $  1,550,254
Accrued derivative liability - convertible notes      $  2,416,798       $  1,802,048       $  4,218,846
Total long term liabilities                           $  6,283,985       $  1,802,047       $  8,086,032
Total liabilities                                     $  7,934,642       $  1,802,048       $  9,736,690
Additional paid in capital                            $  8,682,011       $ (5,934,358)      $  2,747,653
Prepaid share-based compensation - related party      $ (5,919,177)      $  5,919,177       $         --
Prepaid share-based compensation                      $    (15,180)      $     15,180       $         --
Accumulated (deficit)                                 $ (9,728,794)      $ (1,222,945)      $(10,951,739)
Total stockholders' (deficit)                         $ (8,186,436)      $         --       $ (8,186,436)
Total liabilities & stockholders' (deficit)           $    971,152       $    579,102       $  1,550,254


                                                           Consolidated Statement of Operations
                                                           As Previously
                                                           Reported           Adjustments      As Restated
----------------------------------------------------------------------------------------------------------
Three months ended September 30, 2006
Product sales                                              $   119,700       $  (119,700)      $        --
Gross profit (loss)                                        $    61,100       $  (119,700)      $   (58,600)
Consulting services                                        $   293,135       $  (611,036)      $  (317,901)
Total expenses                                             $ 1,176,510       $  (611,036)      $   565,474
Operating (loss)                                           $(1,115,410)      $ 1,053,336       $   (62,074)
Change in fair value of derivative liability -
  convertible notes                                        $    91,657       $ 1,802,047       $ 1,893,704
Interest and financing related to convertible notes        $   558,024       $   (87,766)      $   470,258
Total other income (expense)                               $(1,078,904)      $(1,714,281)      $(2,793,185)
Net (loss) before provision for income taxes               $(2,194,314)      $(1,222,945)      $(3,417,259)
Net (loss) from continuing operations                      $(2,194,314)      $(1,222,945)      $(3,417,259)
Net income (loss)                                          $(2,194,314)      $(1,222,945)      $(3,417,259)
Net income (loss) per share - basic and fully diluted
  Continuing operations                                    $     (0.12)      $     (0.07)      $     (0.19)





                          R.G. GLOBAL LIFESTYLES, INC.
                   (Formerly L.L Knickerbocker Company, Inc.)
                   Notes to consolidated financial statements


                                                           Consolidated Statement of Operations
                                                           As Previously
                                                           Reported           Adjustments       As Restated
-----------------------------------------------------------------------------------------------------------
Six months ended September 30, 2006
Product sales                                              $   120,125       $  (119,700)      $       425
Gross profit (loss)                                        $    55,597       $  (119,700)      $   (64,103)
Consulting services                                        $ 1,045,964       $  (611,036)      $   434,928
Total expenses                                             $ 2,381,140       $  (611,035)      $ 1,770,105
Operating (loss)                                           $(2,325,543)      $   491,335       $(1,834,208)
Change in fair value of derivative liability -
  convertible notes                                        $    97,920       $ 1,802,047       $ 1,899,967
Interest and financing related to convertible notes        $ 4,717,206       $   (87,766)      $ 4,629,440
Total other income (expense)                               $(5,708,627)      $(1,714,281)      $(7,422,908)
Net (loss) before provision for income taxes               $(8,034,170)      $(1,222,946)      $(9,257,116)
Net (loss) from continuing operations                      $(8,034,970)      $(1,222,946)      $(9,257,916)
Net income (loss)                                          $(8,034,970)      $(1,222,946)      $(9,257,916)
Net income (loss) per share - basic and fully diluted
  Continuing operations                                    $     (0.46)      $     (0.06)      $     (0.52)



                                                             Consolidated Statement of Cash Flows
                                                             As Previously
                                                             Reported          Adjustments       As Restated
------------------------------------------------------------------------------------------------------------
Six months ended September 30, 2006
Net (loss) from continuing operations                        $(8,034,970)      $(1,222,946)      $(9,257,916)
Depreciation and amortization                                $     3,374       $    61,204       $    64,578
Non-cash expenses associated with convertible debt           $ 4,617,693       $   631,535       $ 5,249,228
Stock based compensation - related party                     $   616,038       $  (616,038)      $        --
Stock based compensation - consultants and legal             $   815,944       $  (626,534)      $   189,410
Change in derivative liability                               $    97,920       $ 1,802,048       $ 1,899,968
(Increase) in accounts receivable                            $  (119,700)      $   119,700       $        --
Net cash (used) in continuing operations                     $(1,120,759)      $   148,970       $  (971,789)
Net cash provided by (used) by operating activities          $(1,120,759)      $   148,970       $  (971,789)
Payment of debt issuance costs                               $        --       $  (149,000)      $  (149,000)
Net cash provided by financing in continuing operations      $ 1,300,000       $  (149,000)      $ 1,151,000
Net cash provided (used) by financing activities             $ 1,300,000       $  (149,000)      $ 1,151,000


NOTE 3 - DISCONTINUED OPERATIONS

During the fiscal quarter ended December 31, 2005, the Company entered into an agreement with a group of its shareholders to distribute Amerikal in exchange for 7,500,000 shares of the Company's common stock. The effective date of this transaction was October 1, 2005. The distribution of Amerikal qualified for treatment as discontinued operations in accordance with FASB Statement No. 144 ("SFAS No. 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. Therefore, the operating results of Amerikal were not included in results from continuing operations. In addition, all operating results of Amerikal previously reported in the consolidated financial statements were reflected as "Discontinued Operations" for all periods prior to the effective date of the distribution. The following is a summary of the net assets distributed as of the end of the period immediately prior to the effective date of the Distribution Agreement:

                          R.G. GLOBAL LIFESTYLES, INC.
                   (Formerly L.L Knickerbocker Company, Inc.)
                   Notes to consolidated financial statements

                                                                      As of
                                                                  September 30,
                                                                       2005
                                                                   ----------
Assets Distributed

     Cash and cash equivalents                                     $   45,287
      Accounts receivable                                           1,039,684
      Inventory                                                       131,120
      Property and equipment, net                                      17,037
      Other assets                                                    315,780
                                                                   ----------
         Total assets of discontinued operations
                                                                    1,548,907
                                                                   ----------

Liabilities Distributed
      Accounts payable                                                106,657
      Accrued liabilities                                             240,420
                                                                   ----------
         Total liabilities of discontinued operations                 347,077
                                                                   ----------

Net assets of discontinued operations distributed                  $1,201,830
                                                                   ==========

Net income (loss) from discontinued operations as reported on the consolidated statements of operations, including the (loss) on the distribution of discontinued operations, consists of the following:

                                                                    As of
                                                                  Sept. 30,
                                                                    2005
                                                                 -----------
Summary of Income
     Revenues                                                    $ 1,923,877
     Cost of revenues                                                786,964
                                                                 -----------
         Gross profit                                              1,136,913
                                                                 -----------

     Total operating expenses                                        670,655
     Total other (income) expenses                                      (441)
     Provision for income tax                                         94,831
                                                                 -----------

Income from operations of Amerikal, net of tax                   $   371,868
                                                                 ===========

As a result of the foregoing distribution of Amerikal, the Company recognized a loss from discontinued operations in the quarter ended December 31, 2005 of ($837,768). There were no sales from Amerikal included in the periods from October 1, 2005 to September 30, 2006.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred an operating loss from continuing operations before income taxes and other expenses of $(624,074) for the period ended September 30, 2006, and had gross sales of $425. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain equity and/or debt financing and upon future profitable operations from the development of its new business opportunities. The Company has recently completed the raising of $2,000,000 of invested capital through the placement of convertible notes. See "Convertible Debt with Detachable Warrants", Note 7, below. During the six

                          R.G. GLOBAL LIFESTYLES, INC.
                   (Formerly L.L Knickerbocker Company, Inc.)
                   Notes to consolidated financial statements

months ended September 30, 2006, the Company issued $1,300,000 of the total of $2,000,000 planned issuance of convertible notes, and recorded as other expenses the following: (1) Interest and financing expenses related to convertible notes in the amount of $4,629,440; (2) Change in fair value of warrants issued re: convertible notes in the amount of $268,312; and (3) Change in the fair value of derivative liability re: convertible notes in the amount of $1,899,967. These expenses total $6,797,719 of the total of "Other Expenses" set forth in the attached Consolidated Statement of Operations, or 73.4% of the total net loss of ($9,257,916) reported by the Company for the six months ended September 30, 2006. In addition, during the six months ended September 30, 2006, the Company accrued interest and financing expenses to related parties in the amount of $261,810 and interest and financing expenses of $363,379, in connection with the issuance of short term notes payable to related parties and others, for a total of $625,189. The combined total of interest and financing charges incurred by the Company and reflected as "Other (expense)" on the Consolidated Statements of Operations, attached, is $7,422,908 during the six months ended September 30, 2006. The foregoing financing costs combined represent over 80% of the net loss from continuing operations during the most recent six month period of operations.

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

 NOTE 5 - FIXED ASSETS

Fixed assets of continuing operations and discontinued operations as of September 30, 2006 and 2005 consisted of the following:

          Continuing Operations           2006           2005
                                        --------       --------
          Office equipment              $  5,608       $     --
          Accumulated depreciation          (239)            --
                                        --------       --------
                                        $  5,369       $     --
                                        ========       ========

          Discontinued Operations
          Office equipment              $     --       $ 20,873
          Accumulated depreciation            --         (3,836)
                                        --------       --------

                                        $     --       $ 17,037
                                        ========       ========

During the years ended September 30, 2006 and 2005, the Company recorded $239 and $0 of depreciation expense for continuing operations and recorded $0 and $2,406 for discontinued operations, respectively.

NOTE 6 - AMORTIZATION EXPENSE

During the six months ended September 30, 2006 the Company acquired certain intangible rights (described below) in the amount of $200,000 and recorded $3,105 of amortization expense. Additionally during the six months ended September 30, 2006 the Company recorded $61,234 of amortization expense related to debt issuance costs to interest expense in the accompanying consolidated statement of operations. During the six months ended September 30, 2005, the Company did not record amortization expense for continuing operations. During the quarters ended September 30, 2006 and 2005, the Company recorded amortization expense of $0 and $75,000 for discontinued operations, respectively.

                          R.G. GLOBAL LIFESTYLES, INC.
                   (Formerly L.L Knickerbocker Company, Inc.)
                   Notes to consolidated financial statements

On July 12, 2006, the Company executed a letter of intent with Catalyx, Inc. to license their patented technology for use in removing excessive sodium from the water associated with wet bed methane mining in the State of Wyoming. The Company paid $200,000 cash for this right. The transaction contemplates that three selected oil companies located in Wyoming will each produce a purchase order to Aquair, through Catalyx, for the purpose of proving the viability of the technology for the oil companies. Testing was commenced in the quarter ended September 30, 2006 and is underway. When testing is successfully completed, it is anticipated that contracts with one or all three of the oil companies will be generated for Aquair to process the water on a "charge by the barrel" basis. The Company has recorded this payment as an intangible asset and is amortizing the value over a fifteen year life.

NOTE 7 - NOTES PAYABLE

On November 15, 2005, the Company began a private placement offering to accredited investors only under the terms and conditions of a Note and Warrant Agreement ("Offering"). The terms of the Offering are a non-convertible promissory note with an annual interest rate of 8%, with a maturity date of one year after loan ("Note"); and for each dollar loaned the Company via Note, the investor is granted a cashless warrant to purchase one share of the Company's common stock at an exercise price equal to the lowest closing price of the stock as reported by the OTC:BB for the year following the date of warrant grant ("Warrant"). These sales are exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"), or Regulation D of the Securities Act.

As of September 30, 2006, the Company had entered into eight separate investments totaling $1,613,940 under the terms of the Offering, of which $613,940 was money already loaned to the Company and then converted into an investment in the Offering. In each instance, the Company allocated the proceeds between Notes and Warrants based upon their fair value, using the Black Scholes method of valuation. For purposes of determining the volatility factor in the Black Scholes valuation model, the company looked to the lowest price of the Company's stock over the entire trading history of the Company's stock from inception to the date of the Warrant grant. The exercise price is re-determined as of the filing date for each quarter's financial statements, and is based upon the lowest price for the Company's common stock during the look-back period.

The discounts on the notes payable are being amortized over the period of one year. During the quarter ended September 30, 2006, the Company expensed $251,161 of interest as finance charges attributable to the Warrant, and reduced the discounts on the notes payable by a similar amount.

NOTE 8 - CONVERTIBLE DEBT WITH DETACHABLE WARRANTS.

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

                          R.G. GLOBAL LIFESTYLES, INC.
                   (Formerly L.L Knickerbocker Company, Inc.)
                   Notes to consolidated financial statements

Due to the preferential conversion feature of these convertible notes, the Company has accrued a liability attributable to the beneficial conversion feature in the amount of $4,218,846, which represented the value of additional shares that may be issued upon conversion at the market price on the date of issuance, versus the value of the maximum number of shares that may be issued at the discounted price. In addition to the foregoing, the Company issued 4,000,000 detached warrants to purchase shares of the Company's common stock to the convertible note investors. The Company determined the value of these warrants using the Black Scholes method of valuation, and recorded a liability attributed to the fair value of the warrants at September 30, 2006 in the amount of $3,756,361. The warrants may be exercised at any time following issuance. During the quarter ended September 30, 2006 the Company recorded as other expenses (1) the change in fair value of the warrants between the date of issuance and September 30, 2006 in the amount of $75,256, and (2) the change in fair value of the derivative liability between date of issuance and September 30 in the amount of $1,893,704.

Related to the issuance of the convertible notes, the Company incurred a total of $760,036 in debt issuance costs. These costs will be amortized over 36 months. For the six months ended September 30, 2006, the Company recorded $61,234 related to the amortization of debt issuance costs. These amounts have been included in interest expense in the accompanying statement of operations.

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

NOTE 9 - OPTIONS AND WARRANTS

COMMON STOCK: OPTIONS
---------------------

In the quarter ended September 30, 2005, the Company entered into a three-year agreement with a consultant, who later became a related party (Director of the Company). As a portion of the compensation due to the consultant under the agreement, the Company issued options to purchase 100,000 shares of the Company's common stock vesting at the rate of one-third at the end of each 12 months under the agreement. These options were not issued pursuant to the Company's 2006 Incentive and Nonstatutory Stock Option Plan, described below. The Company determined the fair market value of the options as of the date of the grant at $346,379, using the Black Scholes valuation method with the following estimates: 4% risk free rate and 100% volatility of the Company's common stock. In recognition of the equitable obligation to issue the options in the event of the death or disability of the consultant, the Company has reflected the portion of the options ratably earned between the anniversary date of the Agreement and September 30, 2006 in the amount of $23,982 as stock compensation expense-related party in The accompanying statement of operations for the period ended September 30, 2006. In July 2006, at the twelve-month anniversary date of the consulting agreement based upon the vesting of the options, the Company recorded stock compensation in the amount of the previously earned options and increased share based compensation to related party in the amount of $115,460.

                          R.G. GLOBAL LIFESTYLES, INC.
                   (Formerly L.L Knickerbocker Company, Inc.)
                   Notes to consolidated financial statements

On May 3, 2006 the Company's Board of Directors adopted a plan for the issuance of stock options to employees or others ("The 2006 Incentive and Nonstatutory Stock Option Plan," hereinafter referred to as the "Plan"). Under the Plan, the Company has reserved ten million shares for issuance. During the quarter ended June 30, 2006, the Company granted the following stock options to four members of the Company's management team and one consultant as compensation:


DATE ISSUED:    OPTIONEE NAME         NUMBER OF OPTIONS   EXERCISE PRICE       VALUE*     EXPIRATON DATE
------------    -------------         -----------------   --------------       ------     --------------
May 3, 2006     Officer and Director      4,008,000            $0.94         $3,073,245    May 3, 2011
May 3, 2006     Officer and Director      1,992,000            $0.50          1,574,630    May 3, 2011
May 3, 2006     Officer                   1,008,000            $0.50            796,801    May 3, 2011
May 3, 2006     Officer and Director      1,008,000            $0.50            796,801    May 3, 2011
May 3, 2006     Outside Consultant          201,600            $0.50            159,360    May 3, 2011
                                          ---------                          ----------
Totals                                    8,217,600                          $6,400,837
                                          =========                          ==========

*The Company determined the fair market value of the options issued above as of the date of the grant using the Black Scholes valuation method with the following estimates: 5.25% risk free rate and 145% volatility of the Company's common stock. The Plan provides for a vesting of the options over a five year term, with 40% of the options vesting ratably over the first two years (24 months) from the date of issuance. During the quarter ended September 30, 2006, the Company reduced prepaid share based compensation to related parties by $302,219 and expensed as stock-based compensation-related party the vested portion of the options earned in this fiscal quarter by the same amount. In addition, the Company has reduced prepaid share-based consulting expenses in the amount of $7,716 and increased stock based compensation-consulting services by the same amount for the vested portion of consulting options during this fiscal quarter.

The following is a summary of activity of outstanding stock options:

                                                                     Weighted
                                                                      Average
                                                        Number       Exercise
                                                      Of Shares        Price
                                                      ---------      --------
Balance, March 31, 2006                                 100,000      $   2.00

Options granted                                       8,217,600          0.73
Options exercised                                            --            --
                                                      ---------      --------

Balance, September 30, 2006                           8,317,600          0.73
                                                      =========      ========
Exercisable, September 30, 2006                         701,466      $   0.73
                                                      =========      ========

At March 31, 2006, the range of option prices for shares and the weighted-average remaining contractual life is as follows:




                          R.G. GLOBAL LIFESTYLES, INC.
                   (Formerly L.L Knickerbocker Company, Inc.)
                   Notes to consolidated financial statements


                                      Options Outstanding                               Options Exercisable
                       --------------------------------------------------         ---------------------------------
                                                            Weighted-
                                          Weighted-          Average                                   Weighted-
     Range of                              Average          Remaining                 Number            Average
      Option            Number of         Exercise         Contractual                  Of              Exercise
 Exercise Prices         Options            Price             Life                    Options            Price
-------------------    -------------    --------------   ----------------         ----------------    -------------
$0.50 - 2.00              8,317,600             $0.73           4.59 yrs                  701,466           $ 0.73

COMMON STOCK EQUIVALENTS: WARRANTS
----------------------------------

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

On March 16, 2006 the company entered into an agreement with a consultant to issue cashless warrants to purchase 120,000 shares of the Company's common stock, as compensation for services to be rendered over the period of one year. The warrants vest ratably over the one year agreement period. The Company has valued the warrants at $64,205 as of the date of the grant, based upon the Black Scholes method of valuation using the following estimates: 5.25% risk free rate, 138% volatility of the Company's common stock and an expected life of 5 years. The Company had previously reflected the entire value of the warrant grant as Prepaid Compensation as of March 31, 2006. During the quarter ended September 30, 2006, the Company recorded $16,051 of consulting expense representing the vested portion of these warrants.

During the quarter ended September 30, 2006 the Company issued 100,000 and 5,000 warrants respectively to two consultants for past services. The Company valued these warrants at $90,519 and $4,526 respectively using the Black Scholes method of valuation using the following estimates: 5.25% risk free interest rate, 163% volatility of the Company's common stock and an expected life of 5 years. Since the warrants were vested immediately, the Company recorded an expense in the amount of the value of the issued warrants as stock-based compensation-consulting services.

WARRANTS ISSUED IN CONNECTION WITH CONVERTIBLE NOTES:
-----------------------------------------------------

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

In addition to the foregoing, pursuant to an engagement agreement for financial advisory services and as compensation for the Convertible Note financing, the Company issued 640,000 warrants to purchase shares of the Company's common stock to Ascendiant Securities, LLC. These warrants bear an exercise price of $0.80 per share, and are exercisable for a term of seven (7) years from the date of issuance. The Company determined the value of the warrants to be $611,036 based upon the Black Scholes method of valuation, using the following estimates: 5.25% risk free interest rate, 150% volatility of the Company's common stock, and an expected life of 7 years. The value of the warrants was recorded as debt issuance costs in the accompanying consolidated balance sheet.
(See Note 8.)

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

The following is a summary of activity of outstanding stock warrants:

                                                                   Weighted
                                                                    Average
                                                  Number           Exercise
                                                Of Shares           Price
                                            ---------------   ---------------
Balance, March 31, 2006                     $     1,758,940   $         0.63

Warrants granted                                  4,745,000             1.02
Warrants exercised                                        -                -
                                            ---------------   ---------------

Balance, September 30, 2006                       6,503,940             0.86
                                            ===============   ===============
Exercisable, September 30, 2006             $     4,745,000   $         1.06
                                            ===============   ===============

At June 30, 2006, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

                                     Warrants Outstanding                               Warrants Exercisable
                       --------------------------------------------------         ---------------------------------
                                                            Weighted-
                                          Weighted-          Average                                   Weighted-
     Range of                              Average          Remaining                 Number            Average
     Warrant            Number of         Exercise         Contractual                  Of              Exercise
 Exercise Prices         Warrants           Price             Life                   Warrants            Price
-------------------    -------------    --------------   ----------------         ----------------    -------------
$   0.60 - 2.00           6,503,940           $  0.86            8.7 yrs                4,745,000          $  1.02


There have been no other issuances of options or warrants by the Company in the quarter ended September 30, 2006.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

On August 30, 2005, the Company was served with a lawsuit filed as Case No. 05CC09548 in Orange County, California Superior Court. In the complaint, Universal Communications Systems, Inc. and its subsidiary Atmospheric Water Technologies, Inc. allege defamation, interference with prospective economic advantage, and false advertising, and seek compensatory and punitive damages, and costs against the Company. The Board of Directors believes these claims to be without merit, and has engaged legal counsel to strongly defend these claims. Through its legal counsel, the Company has filed an answer and alleged over twenty affirmative defenses to the remaining charging allegations in the plaintiff's complaint. Legal counsel for the Company has recently filed a motion for summary judgment in this case. The hearing on the motion for summary judgment is scheduled to be heard by the Court in January, 2007. The Company believes that any liability it may incur in connection with this case will not have a material adverse effect upon its financial condition or its results of operations.

                          R.G. GLOBAL LIFESTYLES, INC.
                   (Formerly L.L Knickerbocker Company, Inc.)
                   Notes to consolidated financial statements


On July 7, 2006 the Company was served with a lawsuit for "injunctive and declaratory relief and damages" filed by plaintiffs H2O Liquid Air, LLC and H2O Liquid Air of Florida, LLC on June 10, 2006 in the United States district Court, Southern district of Florida, Miami Division, against the Company and eight other defendants. The complaint alleges ten "counts" although only three of these counts are directed against the Company: unfair competition under common law, statutory infringement under Section 32 of the Lanham Act, and interference with a distribution agreement. The Company will be defended by legal counsel engaged by co-defendant Munters Corporation. The Company will strongly defend these claims through its legal counsel. The Company further believes that any liability it may incur in connection with this case will not have a material adverse effect upon its financial condition or its results of operations.

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

On June 1, 2006, the Company engaged Intercontinental Management of Nevada ("IMN" as a consultant to head up sales and marketing, and provide product support, training and maintenance services to customers of Hydrosil. The consulting agreement obligates the Company to pay consulting fees of up to $7,500 per month for the sales, product support, training, and maintenance services to be performed by IMN over the ten-year term. In addition, the Agreement provides for commissions on sale of products licensed to the Company under the Apcan Distributors, LLC agreements discussed above, and provides for IMN to earn options to purchase common stock of the Company based upon realization of stated sales objectives.


NOTE 11 - SEGMENT REPORTING AND CONCENTRATIONS

Up until the end of the quarter ended September 30, 2005, the Company operated in a business segment that included the manufacture and sale of natural supplements, health and beauty aid products for the nutraceutical industry. Effective as of the quarter ended December 31, 2005 the Company completed the distribution of Amerikal, and has subsequently concentrated solely upon Aquair for its revenue activity. The Company is therefore again operating in a single business segment for the sales of its products. In the quarter ended September 30, 2006 the Company had no sales of its Hydrosil chemical products.

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

On May 3, 2006, the Company also adopted a stock option plan (the "Plan") pursuant to which it granted options to four members of its management team, three of whom are officers and directors, and one of whom is an officer of the Company. During the quarter ended September 30, 2006 the Company recorded the vested portion of these options as an expense entitled "Stock-based compensation-related party" in the amount of $302,219. See Note 9 - Options and Warrants, above.

NOTE 13 - SUBSEQUENT EVENTS

The Company has filed a shelf resale registration statement on Form SB-2 covering 2,640,000 shares of the Company common stock in connection with the financing transaction described in Note 8 - Convertible Notes, above - which the SEC declared effective on October 12, 2006.

On October 20, 2006, the Board of Directors re-priced the exercise price of the following stock options granted under the Plan:


DATE ISSUED:    OPTIONEE NAME         NUMBER OF OPTIONS   ORIGINAL EXERCISE PRICE  RE-PRICE
------------    -------------         -----------------   -----------------------  --------
May 3, 2006     Officer and Director      4,008,000                  $0.94          $0.28
May 3, 2006     Officer and Director      1,992,000                  $0.50          $0.20
May 3, 2006     Officer                   1,008,000                  $0.50          $0.20
May 3, 2006     Officer and Director      1,008,000                  $0.50          $0.20
May 3, 2006     Outside Consultant          201,600                  $0.50          $0.20

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

     o Increased competitive pressures from existing competitors and new entrants;
     o    Deterioration in general or regional economic conditions;
     o Adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
     o Ability to grow business in its Aquair subsidiary and meet or exceed its return on shareholders' equity target, which will depend on the Company's ability to manage its capital needs and the effect of business and/or acquisitions;
     o Ability to successfully replace revenues of its distributed subsidiary Amerikal;
          Any unforeseen liabilities in value beyond the escrowed reserve resulting from the Amerikal distribution;
     o If acquisitions are made, the costs and successful integration of acquisitions;
     o Barriers in trade with foreign countries or tariff regulations and other United States and foreign laws;
     o Political and economic instability and changes in monetary policy of the foreign countries we currently do business in;
     o    Loss of customers or sales weakness;
     o    Inability to achieve future sales levels or other operating results;
     o Ability to locate suitable new products for distribution within our business sector, and retain licensing rights to such new products on acceptable terms;
     o The continuation of favorable trends, including the drop in affordable potable water globally;
     o Outcomes and costs associated with litigation and potential compliance matters;
     o Inadequacies in the Company's internal control over financial reporting, which could result in inaccurate or incomplete financial reporting;
     o    Dilution to Shareholders from convertible debt financings;
     o    Key management or other unanticipated personnel changes;
     o    The unavailability of funds for capital expenditures; and
     o    Operational inefficiencies in distribution or other systems.

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


Atmospheric Pure Water Generators:
----------------------------------

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

Aquair has announced that it is the sole worldwide distributor and marketer to the proprietary air to water filtration products using Peltier technology manufactured by M&T Technologies LLC. The first product to be manufactured will be a home/office model atmospheric water generator. Initially Aquair will market and distribute the products as manufactured by M&T ; at a later date, Aquair will be granted a license by M&T to manufacture, market and distribute the newly developed products.

In addition to being supplied by atmospheric water generators by Munters, until present, the Company had been supplied with its home/office atmospheric water generators by Dong Yang. However, moving forward the Company intends to have Hendrx Corp. replace Dong Yang and be the principal suppliers of the Company's atmospheric water generation products for that niche, as well as any other suppliers that the Company deems appropriate for this product sector and its other planned technologies. Aquair's marketing strategy for its atmospheric pure water generators will focus on customers in medical related businesses, home shoppers via television and internet, pharmaceutical related businesses, large businesses within office buildings, large construction companies, maritime vessels and offshore rigs, and large restaurant and grocery store chains. Additionally, the Company will pursue government agencies through its agent Policy Impact. Aquair's marketing strategy for its anti-microbial water cleaning agents will initially focus on residential and commercial pool owners and hotel chains.

Anti-Microbial Products
-----------------------

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

Desalinization Technology for Wet Bed Methane Mining
----------------------------------------------------

On July 12, 2006 the Company executed a letter of intent with Catalyx, Inc. to license their patented technology for use in removing excessive sodium from the water associated with wet bed methane mining in the state of Wyoming. The Company paid $200,000 for this right. The transaction contemplates that selected oil companies located in Wyoming will test the feasibility of the technology for the oil companies. Testing commenced during the fiscal quarter ended September 30, 2006 and is underway. If the testing is successfully completed, the Company plans to enter into contracts with one or more of the oil companies to process the water on a "charge by barrel" basis.

OC Energy Drinks
----------------

On October 7, 2006 the Company launched its line of "OC ENERGY" tm drinks fashioned for the OC lifestyle. Aquair began development of the oxygenated water and the energy drinks in early 2005. presently there are three Energy Drinks and one Highly Oxygenated Water. The Energy Drinks consist of a 2-oz high-powered "shot" energy drink ("Insane"tm), a 10-oz energy drink ("KIK-IT"tm) and a 10-oz diet energy drink ("KIK-IT DIET"tm), in addition to a 17-oz ("O2"tm) bottle of 100% pure oxygenated structured water. Befitting the OC lifestyle, the energy drinks are low in natural sugar and high in vitamins and minerals. The bottles are custom-designed. Bulk deliveries of the bottled drinks will commence in mid-December and sales are not anticipated until first quarter of 2007.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 (RESTATED) AND 2005

As a result of the distribution of Amerikal and the sale of the rights to the On Line Surgery website, described above, the following discussion compares results of continuing operations of the Company only.

                                            Three Months Ended September 30
                                               2006
                                            As restated           2005
                                          ------------------------------------
Product Sales                             $             -  $            6,240

Cost of sales                             $        58,600  $            7,150

Gross Profit                              $      (58,600)  $            (910)

General and
administrative expenses                   $       170,170  $           16,370

Consulting services                       $     (317,901)  $           66,380
Stock based Compensation-related party            417,679                   0
Depreciation and
Amortization                              $         3,314  $                0

Total Expenses                            $       565,474  $          194,350
                                          ------------------------------------

Operating Loss                            $     (624,074)  $        (195,260)
                                          ====================================

REVENUES AND COST OF SALES

                                                                                 INCREASE/(DECREASE)
                                                   2006           2005            $              %
-----------------------------------------------------------------------------------------------------------
For the three months ended September 30
Gross Profit                                   $    (58,600)  $       (910)  $   (57,690)      6339.5   %

During the three months ending September 30, 2006, the Company generated gross
(loss) of (58,600) on net product sales of $0 and cost of sales totaling
$58,600, compared to $(910) of gross (loss) on net product sales of $6,240 and costs of sales of $7,150 in the three months ending September 30, 2005. This resulted in a decrease in gross profits of $(57,690), or 6339.5%, from the same period one year ago.
GENERAL AND ADMINISTRATIVE EXPENSES

                                                                                INCREASE/(DECREASE)
                                                    2006          2005            $             %
----------------------------------------------------------------------------------------------------------
For the three months ended September 30
General & Administrative Expenses                $   170,170  $      16,370  $    153,800         939.5%

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

TOTAL OPERATING EXPENSES

                                                                                INCREASE/(DECREASE)
                                                  2006           2005             $             %
----------------------------------------------------------------------------------------------------------
For the three months ended September 30
Total Operating Expenses                      $     565,474  $     194,350  $     371,124         190.5%

Our operating expenses for the three months ended September 30, 2006 were $565,474 compared to $194,350 for the three months ended September 30, 2005. The primary reason for the increase in operating expense is the stock based compensation expense of $417,679 recorded by the Company in the current fiscal quarter, as a result of the issuance of options under the 2006 Non-statutory
Stock option plan and a stock option agreement with a consultant who later became a related party . For both periods, we incurred expenses for general management and legal and accounting fees related to continuing operations. For the three months ended September 30, 2006, the Company expended $51,915 in rent paid to a related party, and paid $134,362 in legal and accounting fees, compared to $18,000 and $77,519 respectively for these expenses in the three months ended September 30, 2005. During the three months ended September 30, 2006, the company incurred total general and administrative expenses of $170,170, compared to $16,370 of similar expenses in the same period last year.




OPERATING (LOSS)

                                                                            INCREASE/(DECREASE)
                                                  2006         2005            $            %
-----------------------------------------------------------------------------------------------------
For the three months ended September 30
Net income                                    $  (624,074) $  (195,260)) $   (428,814)       219.6%


The net loss from operations for the three months ended September 30, 2006 was ($624,074), versus a net loss of ($195,260) for the three months ended September 30, 2005, an increase in net loss of ($428,814) or 219.6%. The increase in net loss as compared to the same period in 2005 was due the recording of a stock-based compensation expense of $417,679 in the current fiscal quarter, and to costs associated with diversification of the Company's product lines, expansion of facilities, increased professional fees, and higher general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES (RESTATED)

We had cash and cash equivalents of $320,294 as of September 30, 2006. We also had $900 of accounts receivable, prepaid expenses of $165,978, and $162,016 of cash deposits held by others. The Company also had net fixed assets of $5,369, net intangible assets of $196,895, and debt issuance costs of $698,802 making our total assets at September 30, 2006 equal to $1,550,254.

Our total current liabilities as of September 30, 2006 consisted of $70,704 of accounts payable, $140,715 of accrued expenses, and $1,439,238 of Notes Payable. The Notes payable portion of current liabilities consisted of notes payable to related parties of $708,132 less discounts of $48,318, and notes payable to others of $905,808 less discounts of $126,384. The total of current liabilities at September 30, 2006 was $1,650,657. The company also had long term liabilities consisting of notes payable to unrelated parties of $110,826 ($1,300,000 less discounts of $1,189,174), liability attributed to the beneficial conversion feature of the convertible notes in the amount of $4,218,846, and liability associated with the issuance of detachable warrants in the amount of $3,756,361. The total of long- term liabilities at September 30, 2006 was $8,086,032,. The total liabilities as of September 30, 2006 were $9,736,690.

During the three months ending September 30, 2006, the Company had sales revenues of $0, and $58,600 of direct costs of operations, resulting in gross operating (loss) of $(58,600). The Company incurred other expenses of $565,474, resulting in a net loss from operations of $(624,074).

The Company has financed its operations through new financing in the form of sale of callable secured convertible notes payable to four accredited investors. During the fiscal quarter, the Company received proceeds from this financing, as described in detail in the notes to financial statements. At the end of the fiscal quarter, the Company had cash and cash equivalents of $320,294. After taking into account accrued interest expenses and financing costs and other expenses attributable to the change in fair value of warrants and value of derivative liability, in the total amount of $2,793,185, the financial net loss for the three months ended September 30, 2006 was $(3,417,259).

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

The Company further plans to increase its sales, marketing, and investor relations efforts for the Aquair brand and product line by adding personnel and/or consultants. The fundamental thrust of our marketing strategy will consist of reaching home shoppers, health related businesses, large business accounts, the government, hotel industry, residential and commercial pool owners, and maritime industry through direct response, direct sales, and strategic partnerships with manufacturers, distributors and sales agents/consultants. The Company also plans to utilize celebrity spokespersons to help establish the Aquair brand and sell carbonated energy drink products made from our technology's pure water.

As of September 30, 2006 we had cash and cash equivalents of $320,294, and accounts receivable in the amount of $900. In light of the Company's distribution of its Amerikal subsidiary and its corresponding revenue, in order to fully execute its business plan for the next twelve months the Company may need to raise additional funds for the marketing and distribution of its Aquair products. The Company has not yet decided upon the specific method of raising additional working capital that may be required to meet its objectives. Additional working capital funds may be obtained through various means, including the future sale of the Company's equity securities in private or public offerings, debt financing, hybrid financing, trade financing, receivables financing, factoring or any combination of credit, equity and/or debt which the Company can obtain on terms deemed favorable to the Company by the Board of Directors.

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

OFF-BALANCE SHEET ARRANGEMENTS.

None.

GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate that the Company will continue in business as a going concern. During the three months ended September 30, 2006 the Company showed a net loss from continuing operations in the amount of $(624,074). The financial net loss after provision for income tax, interest and financing expense is ($3,417,259) for the most recent fiscal quarter.

During the six months ended September 30, 2006 the Company incurred interest and financing charges related to the issuance of convertible notes and short-term notes to related parties and others, in the total amount of $7,422,908. This total financing cost represents over 80% of the total net
(loss) reported by the Company for the six months ended September 30, 2006 on the attached Consolidated Statements of Operations. The total financial net loss of the Company for the most recent six months, taking into account the above financing costs and taxes, was ($9,257,916).

The Company can no longer rely on revenues from its distributed subsidiary Amerikal. Therefore, the Company will be developing revenues through its Aquair subsidiary. Aquair has commenced sales and anticipate future sales and revenues from its licensed atmospheric water generators and anti-microbial products. In addition, the Company has commenced testing of its licensed water processing technology for the wet bed mining industry, and anticipates sales in this area on a "charge per barrel" basis. However, there is no certainty as to the commencement of this revenue.

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

On May 3, 2006 the Company's Board of Directors adopted a plan for issuance of stock options to employees or others (2006 Incentive and Non-statutory Stock Option Plan, referred to as the "Plan"). Under the Plan, the Company has reserved ten million shares for issuance. During the three months ended September 30, 2006, the Company granted the following stock options to four members of the Company's management team and one consultant as compensation.

                                             NUMBER OF     EXERCISE
     DATE ISSUED     OPTIONEE NAME            OPTIONS       PRICE      EXPIRATION DATE
     May 3, 2006     Lou Knickerbocker       4,008,000   $    0.94         May 3, 2011
     May 3, 2006     Grant King              1,992,000   $    0.50         May 3, 2011
     May 3, 2006     Will Hitchcock          1,008,000   $    0.50         May 3, 2011
     May 3, 2006     Joseph Murray           1,008,000   $    0.50         May 3, 2011
     May 3, 2006     Scott Olson               201,600   $    0.50         May 3, 2011
-------------------------------------------------------   ---------------------------------

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

Notwithstanding the material weaknesses described below, the Company's management has concluded that the consolidated financial statements included in this Report on Form 10-QSB for the period ended September 30, 2006 fairly state, in all material respects, the Company's financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. The reason for this conclusion is that the Company ascertained the errors associated with the presentation of the financial information in the course of the audit of its consolidated financial statements for the fiscal year ended March 31, 2006, filed with the Form 10-KSB on June 30, 2006.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS (RESTATED)

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

The shares of common stock being sold will be issued to the investors upon conversion of the principal amount plus interest accrued thereon of the Notes in the collective principal amount of $2,000,000. As of June 30, 2006, we had issued $700,000 of the total $2,000,000 Notes. On July 26, 2006 an additional $600,000 of Notes was issued upon the filing of a registration statement for the shares underlying the Notes, and the remaining $700,000 was issued subsequent to the close of this fiscal quarter upon the effectiveness of this registration statement.

The conversion rate of the Notes is based upon 50% of the Market Price of our stock at the time of conversion. "Market Price" means the average of the lowest three trading prices for the Common Stock during the twenty day period ending one trading day prior to conversion as reported on the OTC Bulletin Board. As a result of the beneficial conversion feature of the Notes, the Company has determined the valuation of the value of the maximum shares issuable to satisfy the issued convertible Notes based upon the Black Scholes method of valuation, and allocated the valuation of the derivative between the Convertible Note Payable and the Value of the derivative as a discount on the Note payable. The Company recorded the value attributed to the accrued derivative on the issued notes as a liability in the amount of $4,218,846. The discount on the Convertible Note payable in the total amount of $1,189,174 is being amortized over the term of the notes (three years). During the six months ended September 30, 2006, the Company expensed $110,826 as finance charges attributable to this amortization, and reduced the discount on convertible Note Payable in a similar amount.

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

Pursuant to the engagement agreement for financial advisory services and as compensation for the Note financing, the Company issued 640,000 warrants, each to purchase on share of the Company's common stock to Ascendiant Securities, LLC. Each warrant is exercisable to purchase one share of our common stock for an exercise price of $0.80, through the date which is seven years from the date of issuance. The warrants carry standard anti-dilution and protective provisions. The Company determined the value of the warrants so issued based upon the Black Scholes method of valuation and capitalized this amount as debt issuance costs associated with the issuance of the Notes. These debt issuance costs are being amortized over the three year term of the Notes.

The issuance of the foregoing warrants was accounted for in accordance with Financial Accounting Standards Board Statements using the Black-Scholes option pricing model, as further described in Notes to Financial Statements, Note 6 "Notes Payable" and Note 9 "Options and Warrants", attached. Although management believes its estimate regarding the fair value of the warrants so determined to be reasonable, there can be no assurance that all of the subjective assumptions will remain constant, and therefore the valuation of the warrants may not be a reliable measure of the fair value of the prepaid compensation, accrued liabilities, and finance charges recorded by the Company.

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

__________________________________________

(1) Incorporated by reference to the L.L. Knickerbocker Co., Inc. Form SB-2 Registration Statement No. 33-85230-LA as filed on October 13, (1994.)

(2) Incorporated by reference to L.L. Knickerbocker Co., Inc. Form 10-K as filed on April 14, (2000.)

(3) Incorporated by reference to the Company's Form 10-KSB, as filed on June 29, (2005.)

(4) Incorporated by reference to the L.L. Knickerbocker Co., Inc. Annual Report on Form 10-KSB as filed on March 29, (1995.)

(5) Incorporated by reference to the Company's Form 10-QSB, as filed on November 14, (2005.)

(6) Incorporated by reference to the Company's Form 8-K, as filed on November 16, (2005.)

(7) Incorporated by reference to the Company's Form 10-QSB, as filed on February 15, (2006.)

__________________________________________

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R G Global Lifestyles, Inc.


Signature                            Title                         Date
---------                            -----                         ----

/s/ Grant King
------------------------------
Grant King                           Chief Executive Officer       July 12, 2007

/s/ William C. Hitchcock
------------------------------
William C. Hitchcock                 Chief Financial Officer       July 12, 2007