Form 10QSB/A
period 2006-12-31
RG GLOBAL LIFESTYLES INC
filed 2007-07-12
CIK 932136

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

                                EXPLANATORY NOTE

This Amendment No. 1 to the company's Form 10-QSB for the quarterly period ended December 31, 2006 is being filed in conjunction with our decision to restate the financial statements contained in our report on form 10-QSB for the quarterly period ended December 31, 2006, filed with the Securities and Exchange Commission on February 14, 2007. Our board of directors determined, on July 7, 2007, that the original financial statements for the period in question should no longer be relied upon. We have filed a form 8-K on Item 4.02 Non-Reliance on Previously Issued financial Statements or a Related Audit Report or Completed Interim Review for the restatement.

                                      INDEX

                                                                           PAGE

                           PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)                                    2

           Consolidated Balance Sheet -December 31, 2006 (restated)            2

           Consolidated Statements of Operations -
           For the Three and Six Months ended December 31, 2006
           (restated) and 2005                                                 3

           Consolidated Statements of Cash Flows
           For the Six Months ended December 31, 2006 (restated)
           and 2005                                                            4

           Notes to Financial Statements                                       5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          19

Item 3.    Controls and Procedures                                            29

                             PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                  32
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        32
Item 3.    Defaults Upon Senior Securities                                    34
Item 4.    Submission of Matters to a Vote of Security Holders                34
Item 5.    Other Information                                                  34
Item 6.    Exhibits                                                           34

SIGNATURES                                                                    35

                               PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                R.G. GLOBAL LIFESTYLES, INC.
                                 CONSOLIDATED BALANCE SHEET
                                         (UNAUDITED)

                                                                              December 31
                                                                                 2006
                                                                            ---------------
                                                                              As restated

ASSETS

Current assets:
   Cash and cash equivalents                                                 $     151,617
   Accounts receivable                                                                  63
   Subscription receivable                                                         250,000
   Prepaid expenses                                                                167,991
                                                                            ---------------
       Total current assets                                                        569,671
                                                                            ---------------

   Fixed assets, net                                                                10,578

   Debt issuance costs                                                             707,378
   Deposits held                                                                   361,016
                                                                            ---------------
   Total other assets                                                            1,068,394

                                                                            ---------------
Total Assets                                                                 $   1,648,643
                                                                            ===============
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
   Accounts payable                                                                 48,009
   Payroll taxes payable                                                            18,901
   Accrued liabilities                                                              47,541
   Notes payable others ($550,000 net of $277,549 discount)                        272,451
                                                                            ---------------
       Total current liabilities                                                   386,902
                                                                            ---------------

Long term liabilities
   Liability associated with detachable warrants-conv. notes                     3,992,302
   Accrued derivative liability-convertible notes                               14,227,029
   Convertible notes payable ($1,927,332 net of $1,732,005 discount)               195,327
                                                                            ---------------
Total long term liabilities:                                                    18,414,658
                                                                            ---------------

                                                                            ---------------
       Total liabilities                                                        18,801,560
                                                                            ---------------
STOCKHOLDERS' (DEFICIT)

   Preferred stock, $0.001, 10,000,000 shares
      authorized, no shares issued and outstanding                                       -
   Common stock, $0.001 par value, 100,000,000 shares
      authorized, 24,182,150 shares issued
      and outstanding as of December 31, 2006                                       24,183
   Additional paid-in capital                                                    8,876,782
   Accumulated (deficit)                                                       (26,053,882)
                                                                            ---------------
       Total stockholders' (deficit)                                           (17,152,917)
                                                                            ---------------

       Total Liabilities & Stockholders' (deficit)                           $   1,648,643
                                                                            ===============


         The accompanying notes are an integral part of these financial statements.





                                                  R.G. GLOBAL LIFESTYLES, INC.
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (UNAUDITED)

                                                          For the Three Months ended            For the Nine Months ended
                                                                 December 31                           December 31
                                                     -----------------------------------   -----------------------------------
                                                           2006              2005                2006               2005
                                                     ----------------   ----------------   ----------------   ----------------
Revenue                                                As restated          Restated         As restated          Restated
   Product Sales                                      $        4,243     $       58,500     $        4,668     $       69,340
   Cost of sales                                               1,445             31,211             65,973             39,491
                                                     ----------------   ----------------   ----------------   ----------------
     Gross profit                                              2,798             27,289            (61,305)            29,849

Expenses:
   Advertising and marketing                                  19,536              3,070             44,594              3,070
   Commissions                                                 7,500              1,971             22,500             26,051
   Consulting services                                      (603,456)           101,170           (168,530)           149,412
   Depreciation and amortization                              (2,612)                 -                732                  -
   General and administrative expenses                       207,103             86,402            480,711            144,504
   Professional fees                                          61,747             45,367            276,440            133,871
   Rent - related party                                       21,000             25,068            114,715             92,890
   Salaries and wages                                         75,312                  -            169,034                  -
   Stock compensation - related party                      1,763,752                  -          2,379,790                  -
   Stock compensation-consultants                            878,399                               878,399
                                                     ----------------   ----------------   ----------------   ----------------
     Total expenses                                        2,428,281            263,048          4,198,385            549,798
                                                     ----------------   ----------------   ----------------   ----------------

Operating (loss)                                          (2,425,483)          (235,759)        (4,259,690)          (519,949)
                                                     ----------------   ----------------   ----------------   ----------------

Other income (expense)
   Sale of asset (OLS)                                             -             10,000                  -              10000
   Interest Income                                                 -                  -                  -                283
   Income tax refund                                               -                  -                  -                  -
   Change in Fair value of warrants
     re: convertible notes                                  (235,941)                 -           (504,253)                 -
   Change in fair value of derivative
     liability-convertible notes                          (8,693,158)                 -        (10,593,125)                 -
   Interest and Financing related to
     convertible notes                                    (4,003,074)                 -         (8,632,514)                 -
   Interest and financing expense-related
     party                                                   247,531                  -            (14,279)                 -
   Interest and financing expense-other                        7,985           (110,939)          (355,394)          (123,073)
                                                     ----------------   ----------------   ----------------   ----------------
Total other income (expense)                             (12,676,657)          (100,939)       (20,099,565)          (112,790)

                                                         (15,102,140)          (336,698)       (24,359,255)          (632,739)
                                                     ----------------   ----------------   ----------------   ----------------

Provision for income taxes
   Current federal                                                               (2,151)                               (4,025)
   Current state                                                   -                  -               (800)              (314)
                                                     ----------------   ----------------   ----------------   ----------------
     Total income taxes                                            -             (2,151)              (800)            (4,339)

Net (loss) from continuing operations                    (15,102,140)          (338,849)       (24,360,055)          (637,078)
                                                     ----------------   ----------------   ----------------   ----------------

Discontinued operations
   Income (loss) from discontinued operations,
     net of tax                                                    -                  -                  -            371,868
   Loss on distribution of discontinued
     operations, net of tax                                                  (1,209,636)                 -         (1,209,636)
                                                     ----------------   ----------------   ----------------   ----------------
Net income (loss) from discontinued operations                     -         (1,209,636)                 -           (837,768)
                                                     ----------------   ----------------   ----------------   ----------------

                                                     ----------------   ----------------   ----------------   ----------------
Net income (loss)                                     $  (15,102,140)    $   (1,548,485)    $  (24,360,055)    $   (1,474,846)
                                                     ================   ================   ================   ================

Weighted average number of
   common shares outstanding - basic and
   fully diluted                                          24,182,150         17,650,000         24,182,150         17,650,000
                                                     ================   ================   ================   ================

Net income (loss) per share - basic and
   fully diluted
   Continuing Operations                              $        (0.62)    $        (0.02)    $        (1.01)    $        (0.04)
   Discontinued Operations                                         -              (0.07)                 -              (0.05)
                                                     ----------------   ----------------   ----------------   ----------------
                                                      $        (0.62)    $        (0.09)    $        (1.01)    $        (0.08)
                                                     ================   ================   ================   ================

                           The accompanying notes are an integral part of these financial statements.




                                           R.G. GLOBAL LIFESTYLES, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)

                                                                               For the nine months ended
                                                                                      December 31
                                                                        ----------------------------------------
                                                                              2006                   2005
                                                                        -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES                                      As restated
CONTINUING OPERATIONS
Net (loss) from continuing operations                                    $   (24,360,055)       $    (1,474,846)
                                                                        -----------------      -----------------
Adjustments to reconcile net loss from continuing
   operations to net cash (used) by continuing operations:                   (24,360,055)            (1,474,846)
     Depreciation & amortization                                                                              -
     Warrants issued with notes payable                                          443,949                 81,601
     Interest and financing charges-related party                                 14,279
     (Income) from discontinued operations                                                             (371,868)
     Loss on distribution of discontinued operations                                                  1,209,636
     Non-cash expenses associated with convertible debt                       10,428,069                      -
     Stock based compensation - related party                                  2,379,790                      -
     Stock based compensation - consultants and legal                          1,067,809                 52,247
     Change in Fair Value of warrant liability                                   504,253                      -
     Change in Derivative liability                                           10,593,125                      -
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                      837                503,393
     (Increase) in subscriptions receivable                                     (250,000)
     (Increase) decrease in inventory                                                  -                140,168
     (Increase) decrease in prepaid expenses                                       8,031                (87,390)
     (Increase) decrease in deposits held                                            519                      -
     Increase (decrease) in accounts payable                                        (836)              (244,072)
     Increase (decrease) in accrued liabilities                                        -               (243,448)
     (Decrease) in short term notes payable                                   (1,063,940)                     -
     Increase (decrease) in due to affiliate                                           -                      -
                                                                        -----------------      -----------------
Net cash provided (used) in continuing operations                               (234,170)              (434,579)
                                                                        -----------------      -----------------
Net cash provided (used) by operating activities                                (234,170)              (434,579)
                                                                        -----------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                                      (11,310)                     -
   Purchase of intangible assets                                                (200,000)                20,000
                                                                        -----------------      -----------------
Net cash provided (used) in continuing operations                               (211,310)                20,000
Net cash provided (used) from investing activities-loss
   on distribution of disc. Ops.                                                                       (735,591)
Net cash provided (used) by investing activities                                (211,310)              (715,591)
                                                                        -----------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                                                   700,000              1,300,000
   Payments on notes payable                                                    (223,284)
   Payment of debt issuance costs                                               (226,280)                86,085
Net cash provided (used) by financing activities                                 250,436              1,386,085
                                                                        -----------------      -----------------

Net increase (decrease) in cash provided by
   continuing operations                                                        (195,044)               235,915
Cash - beginning                                                                 346,661                159,661
                                                                        -----------------      -----------------
Cash - ending                                                            $       151,617        $       395,576
                                                                        =================      =================


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

During fiscal 2008, the Company determined that it had historically disclosed amounts related to deferred compensation not in accordance with generally accepted accounting principles of the United States of America. The Company determined that such amounts should not be recorded as an off-set to the Company's equity balances, but rather recorded to expense over the requisite service period. The Company had previously recorded such amounts to prepaid stock based compensation in the equity section of the consolidated balance sheet.

During fiscal 2008, the Company determined that the sale it had recorded to IMN during the nine months ended December 31, 2006 was not properly recorded. As a result the Company reversed the sale to IMN as part of its restatement of the financial statements as of and for the nine months ended December 31, 2006.

During 2008, the Company determined that it had not appropriately valued the modification of the Company's outstanding stock options in November 2006 in accordance with FASB Statement No. 123(R), Share-Based Payments. The Company determined that an adjustment should have been recorded in accordance with the provisions of Statement No. 123(R) for the modifications of the terms of the underlying stock options. The Company had previously not recorded the correct adjustment related to this modification.

                          R.G. GLOBAL LIFESTYLES, INC.
                   Notes to consolidated financial statements
                                   (unaudited)

During 2008, the Company determined that it had not appropriately recorded the Beneficial Conversion Feature ("BCF") related to two separate convertible debentures entered into during the nine months ended December 31, 2006. The BCF had not been properly calculated and recorded in accordance with EITF Issue No. 98-5, Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 To Certain Convertible Instruments, and recorded as a debt discount. The Company determined that it had not properly recorded the BCF related to two separate convertible debentures. Additionally the Company did not record the appropriate amount of amortization expense related to the debt discount for the BCF to interest expense for the three and nine months ended December 31, 2006.

During 2008, the Company determined that it had not properly accounted for the excess value of shares of common stock that were issued to note holders for the conversion of their debentures in accordance with generally accepted accounting principles of the United States of America.

The following tables present a summary of effects of the restatement adjustments on the Company's consolidated balance sheet at December 31, 2006, the consolidated statements of operations for three months and nine months ended December 31, 2006, and the consolidated statement of cash flows for the nine months ended December 31, 2006:

                                                                               Consolidated Balance Sheet
                                                            -------------------------------------------------------------
                                                               As Previously
                                                                  Reported           Adjustments          As Restated
                                                            -------------------  -------------------  -------------------
As of December 31, 2006
Accounts receivable                                          $         119,763    $        (119,700)   $              63
Prepaid assets                                               $         161,578    $           6,413    $         167,991
Total current assets                                         $         682,958    $        (113,287)   $         569,671
Intangible assets, net                                       $         193,535    $        (193,535)   $               -
Deposits held                                                $         167,428    $         193,588    $         361,016
Debt issuance costs                                          $               -    $         707,378    $         707,378
Total other assets                                           $         360,963    $         707,431    $       1,068,394
Total assets                                                 $       1,054,499    $         594,144    $       1,648,643
Notes payable others                                         $         426,099    $        (153,648)   $         272,451
Total current liabilities                                    $         540,549    $        (153,647)   $         386,902
Accrued derivative liability - convertible notes             $       3,836,682    $      10,390,347    $      14,227,029
Total long term liabilities                                  $       8,024,311    $      10,390,347    $      18,414,658
Total liabilities                                            $       8,564,860    $      10,236,700    $      18,801,560
Additional paid in capital                                   $      13,651,815    $      (4,775,033)   $       8,876,782
Prepaid share-based compensation - related party             $      (8,285,976)   $       8,285,976    $               -
Prepaid share-based compensation                             $        (736,028)   $         736,028    $               -
Accumulated (deficit)                                        $     (12,164,355)   $     (13,889,527)   $     (26,053,882)
Total stockholders' (deficit)                                $      (7,510,361)   $      (9,642,556)   $     (17,152,917)
Total liabilities & stockholders' (deficit)                  $       1,054,499    $         594,144    $       1,648,643


                                                                          Consolidated Statement of Operations
                                                            -------------------------------------------------------------
                                                               As Previously
                                                                  Reported           Adjustments          As Restated
                                                            -------------------  -------------------  -------------------
Three months ended December 31, 2006
Consulting services                                          $         147,461    $        (750,919)   $        (603,458)
Depreciation and amortization                                $           3,853    $          (6,465)   $          (2,612)
General and administrative expenses                          $         207,095    $               8    $         207,103
Stock compensation - related party                           $         371,759    $       1,391,993    $       1,763,752
Stock compensation - consultants                             $         127,481    $         750,918    $         878,399
Total expenses                                               $       1,042,744    $       1,385,537    $       2,428,281
Operating (loss)                                             $      (1,039,946)   $      (1,385,537)   $      (2,425,483)
Change in fair value of derivative liability -
  convertible notes                                          $        (104,858)   $      (8,588,300)   $      (8,693,158)
Interest and financing related to convertible notes          $        (773,514)   $      (3,229,560)   $      (4,003,074)
Interest and financing expense - related party               $               -    $         247,531    $         247,531
Interest and financing expense - other                       $        (281,302)   $         289,197    $           7,895
Total other income (expense)                                 $      (1,395,615)   $     (11,281,042)   $     (12,676,657)
Net (loss) before provision for income taxes                 $      (2,435,561)   $     (12,666,579)   $     (15,102,140)
Net (loss) from continuing operations                        $      (2,435,561)   $     (12,666,579)   $     (15,102,140)
Net income (loss)                                            $      (2,435,561)   $     (12,666,579)   $     (15,102,140)
Net income (loss) per share - basic and fully diluted
  Continuing operations                                      $           (0.10)   $           (0.52)   $           (0.62)





                          R.G. GLOBAL LIFESTYLES, INC.
                   Notes to consolidated financial statements
                                   (unaudited)


                                                                           Consolidated Statement of Operations
                                                            -------------------------------------------------------------
                                                               As Previously
                                                                  Reported           Adjustments          As Restated
                                                            -------------------  -------------------  -------------------
Nine months ended December 31, 2006
Product sales                                                $         124,360    $        (119,692)   $           4,668
Gross profit (loss)                                          $          58,395    $        (119,700)   $         (61,305)
Consulting services                                          $         442,506    $        (611,036)   $        (168,530)
Depreciation and amortization                                $           7,197    $          (6,465)   $             732
Stock compensation - related party                           $         987,790    $       1,392,000    $       2,379,790
Total expenses                                               $       3,423,885    $         765,500    $       4,189,385
Operating (loss)                                             $      (3,365,490)   $        (894,200)   $      (4,259,690)
Change in fair value of derivative liability -
  convertible notes                                          $        (202,778)   $     (10,390,347)   $     (10,593,125)
Interest and financing related to convertible notes          $      (6,027,567)   $      (2,604,947)   $      (8,632,514)
Total other income (expense)                                 $      (7,104,271)   $     (12,995,294)   $     (20,099,565)
Net (loss) before provision for income taxes                 $     (10,469,761)   $     (13,889,494)   $     (24,359,255)
Net (loss) from continuing operations                        $     (10,470,561)   $     (13,889,494)   $     (24,360,055)
Net income (loss)                                            $     (10,470,561)   $     (13,889,494)   $     (24,360,055)
Net income (loss) per share - basic and fully diluted
  Continuing operations                                      $           (0.43)   $           (0.58)   $           (1.01)


                                                                         Consolidated Statement of Cash Flows
                                                            -------------------------------------------------------------
                                                               As Previously
                                                                  Reported           Adjustments          As Restated
                                                            -------------------  -------------------  -------------------
Nine months ended December 31, 2006
Net (loss) from continuing operations                        $     (10,470,561)   $     (13,889,494)   $     (24,360,055)
Depreciation and amortization                                $           7,197    $         436,752    $         443,949
Non-cash expenses associated with convertible debt           $       8,853,987    $       1,574,082    $      10,428,069
Stock based compensation - related party                     $         987,790    $       1,392,000    $       2,379,790
Stock based compensation - consultants and legal             $         878,399    $         189,410    $       1,067,809
Change in derivative liability                               $         202,778    $      10,390,347    $      10,593,125
(Decrease) in prepaid compensation                           $         (13,403)   $          13,403    $               -
(Increase) decrease in accounts receivable                   $        (118,863)   $         119,700    $             837
(Increase) decrease in prepaid expenses                      $          14,444    $          (6,413)   $           8,031
(Increase) decrease in deposits held                         $          (5,893)   $           6,412    $             519
Increase (decrease) in accounts payable                      $            (837)   $               1    $            (836)
Net cash (used) in continuing operations                     $        (460,450)   $         226,280    $        (234,170)
Net cash provided by (used) by operating activities          $        (460,450)   $         226,280    $        (234,170)
Payment of debt issuance costs                               $               -    $        (226,280)   $        (226,280)
Net cash provided by financing in continuing operations      $         476,716    $        (226,280)   $         250,436
Net cash provided (used) by financing activities             $         476,716    $        (226,280)   $         250,436

                          R.G. GLOBAL LIFESTYLES, INC.
                   Notes to consolidated financial statements
                                   (unaudited)

In addition to the foregoing, the Company has restated its previously issued Consolidated Financial Statements as of December 31, 2005 for matters related to the following previously reported items: Allocation of Value attributable to Warrants issued in connection with notes payable and discounts on notes payable, amortization of discount on notes payable, loss on distribution of discontinued operations, and net income or loss on discontinued operations. The change results from the following changes in previously reported items:

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

The effect on the Company's previously issued December 31, 2005 consolidated financial statements are summarized as follows:

  Balance Sheet as of December 31, 2005:

                                                    Previously         Increase
                                                     Reported         (Decrease)         Restated
                                                 ----------------  ----------------  ----------------
  Total Assets                                    $      693,520    $            -    $      693,520

  Liabilities:
       Current liabilities                                35,216                              35,216
                                                 ----------------  ----------------  ----------------
       Long term liabilities                             704,400          (131,528)          572,872
                                                 ----------------  ----------------  ----------------
  Total Liabilities                                      739,616          (131,528)          608,088
                                                 ----------------  ----------------  ----------------

  Stockholders' Equity:
       Common stock                                       17,650                 -            17,650
       Additional paid-in capital                      1,106,027           163,488         1,269,515
       Prepaid compensation                              (52,247)                -           (52,247)
       Accumulated earnings (deficit)                 (1,117,526)          (31,960)       (1,149,486)
                                                 ----------------  ----------------  ----------------
  Total Stockholders' Equity                             (46,096)          131,528            85,432
                                                 ----------------  ----------------  ----------------
  Total Liabilities and
       Stockholders' Equity                       $      693,520                 -           693,520

  Statement of Operations for the nine months ended December 31, 2005:

                                                    Previously         Increase
                                                     Reported         (Decrease)         Restated
                                                 ----------------  ----------------  ----------------
  Interest and financing expense                        (108,623)          (14,450)         (123,073)
  Income from discontinued ops net of tax                283,921            87,947           371,868
  Loss on distribution of disc. ops net of tax        (1,168,099)          (41,537)       (1,209,636)
  Net income (loss)                                   (1,506,806)           31,960        (1,474,846)

                          R.G. GLOBAL LIFESTYLES, INC.
                   Notes to consolidated financial statements
                                   (unaudited)

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net operating loss of ($2,425,483) for the fiscal quarter ended December 31, 2006, and only had $4,243 in sales. After taking into account interest and financing expenses and expenses related to the issuance of convertible notes, the total financial net loss for the three months ended December 31, 2006 was ($15,102,140). These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 4 - Fixed Assets

Fixed assets of continuing operations as of December 31, 2006 consisted of the following:

                                                        2006
                                                 -----------------
         Office equipment                         $        11,310
         Accumulated depreciation                            (732)
                                                 -----------------
                                                  $        10,578
                                                 =================

During the three and nine months ended December 31, 2006 the Company recorded $493 and $732 of depreciation expense, respectively.

Note 5 - Amortization Expense

On July 12, 2006, the Company executed a letter of intent with Catalyx, Inc. to license their patented technology for use in removing excessive sodium from the water associated with wet bed methane mining in the State of Wyoming. The Company paid $200,000 cash for this right. Testing was commenced in the quarter ended September 30, 2006 and has been successfully completed for one location. The Company initially recorded this payment as an intangible asset during the three months ended December 31, 2006. The company reversed previously recorded amortization expense totaling $6,465 and reclassified the $200,000 the company paid to a deposit as a result of the execution of the technology transfer agreement executed with Catalyx Fluid Solutions, Inc.

Note 6 - Deposits

At December 31, 2006, the Company has a deposit with various vendors totaling $361.016 comprised of the following:

                                                    December 31,
                                                        2006
                                                 -----------------
         Refundable Deposit                       $        24,990
         Legal Retainer Deposits                           10,808
         Deposit equipment purchase                       125,000
         Deposit for future Catalyx royalties             200,000
         Refundable Deposit                                   218
                                                 -----------------
         Total                                    $       361,016
                                                 =================

                          R.G. GLOBAL LIFESTYLES, INC.
                   Notes to consolidated financial statements
                                   (unaudited)

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

Also on December 26, 2006 the Company entered into two new note warrant agreements with accredited investors under the terms and conditions set forth above. The Company issued one warrants to the investors for each dollar loaned to the Company via the notes (a total of 250,000 warrants), determined the value of the warrants as of the date of issuance using the Black Scholes method of valuation, and allocated the value attributed to the warrants as a discount against the new notes payable. At December 31, 2006 the Company reflected the remaining short term notes payable on the balance sheet as $272,451 ($550,000 net of applicable discount of $277,549). The discounts on the respective notes are being amortized over the remaining term of the notes.

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

                          R.G. GLOBAL LIFESTYLES, INC.
                   Notes to consolidated financial statements
                                   (unaudited)

Due to the preferential conversion feature of these convertible notes, the Company has accrued a liability attributable to the beneficial conversion feature in the amount of $14,227,029, which represented the value of additional shares that may be issued upon conversion at the market price on the date of issuance, versus the value of the maximum number of shares that may be issued at the discounted price. In addition to the foregoing, the Company issued 4,000,000 detached warrants to purchase shares of the Company's common stock to the convertible note investors. The Company determined the value of these warrants using the Black Scholes method of valuation, and recorded a liability attributed to the fair value of the warrants at December 31, 2006 in the amount of $3,992,302. The warrants may be exercised at any time following issuance. During the quarter ended December 31, 2006 the Company recorded as other expenses (1) the change in fair value of the warrants in the amount of $235,941, and (2) the change in fair value of the derivative liability in the amount of $8,693,158.

Related to the issuance of the Convertible Notes, the Company incurred a total of $837,316 in debt issuance costs. These costs will be amortized over 36 months. For the nine months ended December 31, 2006, the Company recorded $129,938 related to amortization of debt issuance costs. These amounts have been included in interest expense in the accompanying statement of operations.

The Company has performed calculations of the valuation of the maximum shares issuable to satisfy the convertible notes on the date of issuance and the end of the reporting period based upon the Black Scholes method of valuation, and allocated the valuation of the derivative between the convertible note payable and the value of the derivative as a discount on the note payable. The discount on the convertible note payable is being amortized over the term of the notes (three years.) During the period ended December 31, 2006 the Company expensed $207,218 as finance charges attributable to the amortization of the discounts on the convertible notes payable, and reduced the discount on the convertible notes payable in the same amount. In calculating the value of the above derivative, the Company has not included any value attributable to the potential penalty of $0.02 per share that is provided for in the agreements in the event of not being successful in have an effective Registration statement within 120 days of the issuance of any of the convertible notes, as the Company has already met the requirement with respect to the first tranche notes, and has timely filed the second SB-2 Registration Statement and reasonably expects the approval of such statement within the 120 day time limit. In the event that the 120 day period is reached without the Registration Statement being declared effective, the Company will increase the valuation of the derivative to include the penalty provisions.

During the three months ended December 31, 2006, certain note holders converted their debentures to shares of common stock. The Company issued 6,282,151 shares of its $.001 par value common stock at $0.20 per share in full payment of the balance due on six other short term notes totaling $1,256,430. Of this amount, 3,801,278 shares were issued to related parties in payment of three outstanding notes and accrued interest in the total amount of $760,255. The remaining 2,480,872 shares were issued to un-related parties in satisfaction of three notes and accrued interest in the total amount of $496,174. Related to the conversion of these notes, the Company recorded an adjustment of $2,701,323 to interest expense for excess value of stock issued in the transaction.

Note 8 - Common Stock

During the quarter ended December 31, 2006, the Company issued 250,000 shares of its $.001 par value common stock to holders of the Callable Secured Convertible Notes pursuant to the terms of the agreements with such note holders permitting conversion of the notes to stock of the Company.

On December 26, 2006 the Company issued 6,282,150 shares of its $.001 par value common stock to holders of short term notes payable, in payment of 1,256,430 of principal and interest due under the terms of the notes.

                          R.G. GLOBAL LIFESTYLES, INC.
                   Notes to consolidated financial statements
                                   (unaudited)

There were no other issuances of common stock in the fiscal quarter ended December 31, 2006.

Note 9 - Options and Warrants

COMMON STOCK: OPTIONS

In the quarter ended September 30, 2005, the Company entered into a three-year agreement with a consultant, who later became a related party (Director of the Company). As a portion of the compensation due to the consultant under the agreement, the Company issued options to purchase 100,000 shares of the Company's common stock vesting at the rate of one-third at the end of each 12 months under the agreement. These options were not issued pursuant to the Company's 2006 Incentive and Non-statutory Stock Option Plan, described below. The Company determined the fair market value of the options as of the date of the grant at $346,379, using the Black Scholes valuation method with the following estimates: 4% risk free rate and 100% volatility of the Company's common stock. In recognition of the equitable obligation to issue the options in the event of the death or disability of the consultant, the Company has reflected the portion of the options ratably earned in the fiscal quarter ended December 31, 2006 in the amount of $27,770 as stock compensation expense-related party in the accompanying statement of operations for the period ended December 31, 2006. In July 2007, at the next twelve-month anniversary date of the consulting agreement based upon the vesting of the options, the Company will record compensation expense attributable to the grant of these options by the amount of the vested portion of the options for the year.

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

                                              Number of
  Date Issued      Optionee Name               Options          Exercise Price      Expiration Date
  May 3, 2006      Lou Knickerbocker            4,008,000        $       0.28         May 3, 2011
  May 3, 2006      Grant King                   1,992,000        $       0.20         May 3, 2011
  May 3, 2006      Will Hitchcock               1,008,000        $       0.20         May 3, 2011
  May 3, 2006      Joseph Murray                1,008,000        $       0.20         May 3, 2011
  May 3, 2006      Scott Olson                    201,600        $       0.20         May 3, 2011
 Dec. 26, 2006     Mark King                      120,000        $       0.20        Dec. 26, 2011
 Dec. 26, 2006     Michael Kruger                 120,000        $       0.20        Dec. 26, 2011
---------------------------------------------------------      -------------------------------------

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

                          R.G. GLOBAL LIFESTYLES, INC.
                   Notes to consolidated financial statements
                                   (unaudited)

During the quarter ended December 31, 2006, as a result of the re-pricing modification of options under the 2006 Plan as described above, in accordance with the provisions of FASB Statement No. 123(R), the Company recorded a one-time charge of $1,392,000 to stock compensation expense during the nine months ended December 31, 2006.

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

A summary of the options issued under the 2007 Plan is as follows:

--------------------- ---------------------- ------------- ------------ ------------------
                       2007 Plan
--------------------- ---------------------- ------------- ------------ ------------------
 Date Issued           Option Holder          Shares        Exercise     Expiration Date
                                                            Price
--------------------- ---------------------- ------------- ------------ ------------------
 December 26, 2006     Louis Knickerbocker    2,004,000     $0.69        Dec., 26, 2011
--------------------- ---------------------- ------------- ------------ ------------------
 December 26, 2006     Grant King             996,000       $0.40        Dec. 26, 2011
--------------------- ---------------------- ------------- ------------ ------------------
 December 26, 2006     Will Hitchcock         504,000       $0.40        Dec. 26, 2011
--------------------- ---------------------- ------------- ------------ ------------------
 December 26, 2006     Joseph Murray          720,000       $0.40        Dec. 26, 2011
--------------------- ---------------------- ------------- ------------ ------------------
 December 26, 2006     Scott Olson            100,800       $0.40        Dec. 26, 2011
--------------------- ---------------------- ------------- ------------ ------------------
 December 26, 2006     Christen Currie        100,000       $0.40        Dec. 26, 2011
--------------------- ---------------------- ------------- ------------ ------------------
 December 26, 2006     Taylor Mossman         50,000        $0.40        Dec. 26, 2011
--------------------- ---------------------- ------------- ------------ ------------------
 December 26, 2006     Juzer Jangbarwala      500,000       $0.40        Dec. 26, 2011
--------------------- ---------------------- ------------- ------------ ------------------
 December 26, 2006     Michael Kruger         120,000       $0.40        Dec. 26, 2011
--------------------- ---------------------- ------------- ------------ ------------------
 December 26, 2006     Steve Ritchie          100,000       $0.40        Dec. 26, 2011
--------------------- ---------------------- ------------- ------------ ------------------
 December 26, 2006     Mark King              60,000        $0.40        Dec. 26, 2011
--------------------- ---------------------- ------------- ------------ ------------------

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

                          R.G. GLOBAL LIFESTYLES, INC.
                   Notes to consolidated financial statements
                                   (unaudited)

The following is a summary of activity of outstanding stock options:

                                                                Weighted
                                                                Average
                                                 Number         Exercise
                                               Of Shares         Price
                                             --------------  --------------
     Balance, March 31, 2006                       100,000    $       2.00

     Options granted                            13,712,400            0.35
     Options exercised                                   -               -
                                             --------------  --------------

     Balance, December 31, 2006                 13,812,400            0.35
                                             ==============  ==============
     Exercisable, December 31, 2006              3,032,174    $       0.35
                                             ==============  ==============

At March 31, 2006, the range of option prices for shares and the weighted-average remaining contractual life is as follows:

                                Options Outstanding                       Options Exercisable
                     ------------------------------------------      ----------------------------
                                                   Weighted-
     Range of                         Weighted-      Average                           Weighted-
      Option          Number of       Average       Remaining            Number        Average
  Exercise Prices      Options        Exercise     Contractual             Of          Exercise
                                       Price          Life              Options         Price
-------------------  ------------  -------------  -------------      -------------  -------------
   $0.20 - 2.00      13,812,400        $0.35        4.79 yrs           3,032,174       $ 0.35

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

In addition to the foregoing, pursuant to the engagement agreement for financial advisory services and as compensation for the Convertible Note financing, the Company issued 640,000 warrants to purchase shares of the Company's common stock to Ascendiant Securities, LLC. These warrants bear an exercise price of $0.80 per share, and are exercisable for a term of seven (7) years from the date of issuance. The Company determined the value of the warrants to be $611,036 based upon the Black Scholes method of valuation, using the following estimates: 5.25% risk free interest rate, 150% volatility of the Company's common stock, and an expected life of 7 years. The value of the warrants was recorded as debt issuance costs in the accompanying balance sheet. (See Note 7)

The issuance of the warrants was accounted for in accordance with Financial Accounting Standards Board Statements using the Black-Scholes option pricing model (with the same assumptions as those used for the options), which resulted in the recording of discounts to Notes Payable issued in conjunction with certain warrant grants above, in the amounts equal to the portion of the note proceeds allocated between the debt and the fair value of the warrants.

The following is a summary of activity of outstanding stock warrants:

                                                                Weighted
                                                                Average
                                                 Number         Exercise
                                               Of Shares         Price
                                             --------------  --------------
     Balance, March 31, 2006                  $  1,758,940    $       0.63

     Warrants granted                            5,015,000            1.02
     Warrants exercised                                  -               -
                                             --------------  --------------

Balance, December 31, 2006                       6,773,940            0.80
                                             ==============  ==============
Exercisable, December 31, 2006                $  4,778,333    $       1.02
                                             ==============  ==============

At December 31, 2006, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

                          R.G. GLOBAL LIFESTYLES, INC.
                   Notes to consolidated financial statements
                                   (unaudited)

                               Warrants Outstanding                      Warrants Exercisable
                     ------------------------------------------      ----------------------------
     Range of                         Weighted-      Average                           Weighted-
     Warrant          Number of       Average       Remaining            Number        Average
  Exercise Prices     Warrants        Exercise     Contractual             Of          Exercise
                                       Price          Life              Warrants        Price
-------------------  ------------  -------------  -------------      -------------  -------------
   $0.60 - 2.00       6,773,940        $0.80         8.5 yrs           4,778,333       $ 1.02

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

As described in detail in Note 7 (Notes Payable-Short Term Notes Payable) above, during the quarter ended December 31, 2006, the Company issued 3,801,278 shares of its $.001 par value common stock to related parties in payment of three outstanding notes and accrued interest due to related parties, in the total amount of $760,255.

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

                          R.G. GLOBAL LIFESTYLES, INC.
                   Notes to consolidated financial statements
                                   (unaudited)

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

OC ENERGY DRINKS

On October 7, 2006 the Company launched it line of "OC ENERGY" tm drinks fashioned for the OC lifestyle. Aquair began development of the oxygenated water and the energy drinks in early 2005. Presently there are three Energy Drinks and one Highly Oxygenated Water. The Energy Drinks consist of a 2-oz high-powered "shot" energy drink ("Insane" tm), a 10-oz energy drink ("KIK-IT" tm) and a 10-oz diet energy drink ("KIK-IT Diet" tm) in addition to a 17-oz ("O2" tm) bottle of 100% pure oxygenated structured water. The energy drinks are low in natural sugar and high in vitamins and minerals. The bottles are custom-designed. The Company anticipates sales of the products to commence in the first fiscal quarter of 2007.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

As a result of the distribution of Amerikal and the sale of the rights to the On Line Surgery website, described above, the following discussion compares results of continuing operations of the Company only.

                                                      Three Months Ended December 31
                                                        2006
                                                     As restated           2005
                                                 ------------------ ------------------
Product Sales                                     $          4,243   $         58,500

Cost of sales                                     $          1,445   $         31,211

Gross Profit                                      $          2,798   $         27,289

General and administrative expenses               $        207,103   $         86,402

Consulting services                               $       (603,458)  $        101,170
Stock based Compensation-related party                   1,763,752                  0
Stock based compensation-consultants                       878,399                  0
Depreciation and Amortization                     $         (2,612)  $              0

Total Expenses                                    $      2,428,281   $        263,048
                                                 ------------------ ------------------

Operating Loss                                    $     (2,425,483)  $       (235,759)
                                                 ================== ==================

REVENUES AND COST OF SALES

                                                                                      INCREASE/(DECREASE)
                                                      2006           2005              $               %
----------------------------------------------- --------------- --------------- --------------- ---------------
For the three months ended December 31
Gross Profit                                     $       2,798   $      27,289   $     (24,491)      90.00%

During the three months ending December 31, 2006, the Company generated gross profit of $2,798 on net product sales of $4,243 and cost of sales totaling $1,445, compared to $27,289 of gross profit on net product sales of $58,500 and costs of sales of $31,211 in the three months ending December 31, 2005. This resulted in a decrease in gross profits of $24,491, or 90%, from the same period one year ago. The primary reason for the decrease in revenues is that sales of the OC Energy Drinks and RGBL Water Solutions products have not yet commenced, and the company generated no sales of atmospheric water generating equipment in the current fiscal quarter.

GENERAL AND ADMINISTRATIVE EXPENSES

                                                                                      INCREASE/(DECREASE)
                                                      2006           2005              $               %
----------------------------------------------- --------------- --------------- --------------- ---------------
For the three months ended December 31
General & Administrative Expenses                $     207,103   $      86,402   $     120,701       139.7%

General and administrative expenses were $207,103 for the three months ended
December 31, 2006 versus $86,402 for continuing operations for the three months ended December 31, 2005, which resulted in an increase of $120,701 or 139.7%.
General and administrative expenses increased comparatively for the three months ended December 31, 2006 to the comparative period in 2005 as a result of costs associated with the diversification of the Company's product line.

TOTAL OPERATING EXPENSES

                                                                                      INCREASE/(DECREASE)
                                                      2006           2005              $               %
----------------------------------------------- --------------- --------------- --------------- ---------------
For the three months ended December 31
Total Operating Expenses                         $   2,428,281   $     263,048   $   2,165,233       823.1%

Our operating expenses for the three months ended December 31, 2006 were $2,428,281 compared to $263,048 for the three months ended December 31, 2005.
The primary reason for the increase in operating expense is the stock based compensation expense to related parties of $1,763,752 and $878,399 of stock based compensation to consultants recorded by the Company in the current fiscal quarter, as a result of the issuance of options under the 2006 and 2007
Non-statutory Stock option plans and a stock option agreement with a consultant who later became a related party. For both periods, we incurred expenses for general management and legal and accounting fees related to continuing operations. For the three months ended December 31, 2006, the Company expended
$21,000 in rent paid to a related party, and paid $61,747 in legal and accounting fees, compared to $25,068 and $45,367 respectively for these expenses in the three months ended December 31, 2005. During the three months ended
December 31, 2006, the company incurred total general and administrative expenses of $207,103, compared to $86,402 of similar expenses in the same period last year.

OPERATING (LOSS)

                                                                                      INCREASE/(DECREASE)
                                                      2006           2005              $               %
----------------------------------------------- --------------- --------------- --------------- ---------------
For the three months ended December 31
Net income                                       $  (2,425,483)  $    (235,759)  $   2,189,724       928.8%

The net loss from operations for the three months ended December 31, 2006 was ($2,425,483), versus a net loss of ($235,279) for the three months ended December 31, 2005, an increase in net loss of $2,189,724 or 928.8%. The increase in net loss as compared to the same period in 2005 was primarily due the recording of stock-based compensation expenses of $2,642,151 as of December 31, 2006. We also had $63 of accounts receivable, subscriptions receivable in the amount of $250,000, prepaid expenses of $167,991, Debt Issuance Costs of $707,378, and $361,016 of cash deposits held by others. The Company also had net fixed assets of $10,578, making our total assets at December 31, 2006 equal to $1,648,643.

Our total current liabilities as of December 31, 2006 consisted of $48,009 of accounts payable, $66,442 of accrued expenses, and $272,451 of Notes Payable (net of applicable discount). The Notes payable portion of current liabilities consisted of notes payable unrelated parties of $550,000 less discounts of $277,549. The total of current liabilities at December 31, 2006 was $386,902. The company also had long term liabilities consisting of notes payable to unrelated parties of $195,327 ($1,927,332 less discounts of $1,732,005), liability attributed to the beneficial conversion feature of the convertible notes in the amount of $14,227,029, and liability associated with the issuance of detachable warrants in the amount of $3,992,302. The total of long- term liabilities at December 31, 2006 was $18,414,658. The total liabilities as of December 31, 2006 were $18,801,560.

During the three months ending December 31, 2006, the Company had sales revenues of $4,243, and $1,445 of direct costs of operations, resulting in gross operating profit of $2,798. The Company incurred other expenses of $2,428,281, resulting in a net loss from operations of $(2,425,483).

The Company has financed its operations through new financing in the form of sale of callable secured convertible notes payable to four accredited investors. During the fiscal quarter, the Company received proceeds from this financing, as described in detail in the notes to financial statements. At the end of the fiscal quarter, the Company had cash and cash equivalents of $151,617, and a subscription receivable from investors in the amount of $250,000 as described in the notes to financial statements, "Subsequent Events". After taking into account accrued interest expenses and financing costs and other expenses attributable to the change in fair value of warrants and value of derivative liability, in the total amount of $12,676,657, the financial net loss for the three months ended December 31, 2006 was $(15,102,140).

OFF-BALANCE SHEET ARRANGEMENTS.

None.

GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate that the Company will continue in business as a going concern. During the three months ended December 31, 2006 the Company showed a net loss from continuing operations in the amount of $(2,425,483). The financial net loss after provision for income tax, interest and financing expense is ($15,102,140) for the most recent fiscal quarter.

During the three months ended December 31, 2006 the Company incurred interest and financing charges and other expense related to the issuance of convertible notes and short-term notes to related parties and others, in the total amount of $12,676,657. This total financing cost represents over 83% of the total net
(loss) reported by the Company for the three months ended December 31, 2006 on the attached Consolidated Statements of Operations. The total financial net loss of the Company for the most recent nine months, taking into account total financing costs of $20,099,565 and taxes of $800, was ($24,360,055).

The Company can no longer rely on revenues from its distributed subsidiary Amerikal. Therefore, the Company will be developing revenues through its Aquair subsidiary and RGBL Water Solutions division.. Aquair has commenced sales, and the Company anticipates future sales and revenues from its licensed atmospheric water generators, anti-microbial products, OC Energy Drinks and RGBL Water Solutions products.

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

The Company granted stock options pursuant to a consulting agreement dated July 18, 2005 among the Company, Aquair, Inc. and General Steve Ritchie. In exchange for sales and marketing services to be rendered for Aquair, Inc. and as partial compensation for services, General Ritchie was granted an option to purchase 100,000 shares of the Company's common stock, vesting over a three-year period with one third vesting at twelve months from date of execution of the Agreement, one third at twenty-four months, and the final third at thirty six months. As of the date of this agreement, the Company's common stock was trading at approximately $3.00 per share. Based upon the Black Scholes method of calculation, the Company determined that the fair value of the options granted would be $346,379. In this quarter, the Company recorded an expense of $27,770 attributable to the grant of these options. At the anniversary vesting date under the agreement, the Company recorded share-based compensation to related party in the amount of $115,460, representing the vested portion of the options under this Agreement.

2006 STOCK OPTION PLAN

On May 3, 2006 the Company's Board of Directors adopted a plan for issuance of stock options to employees or others (2006 Incentive and Non-statutory Stock Option Plan, referred to as the "2006 Plan" - adopted by the Company's shareholders in October 2006). Under the Plan, the Company has reserved ten million shares for issuance. During the three months ended September 30, 2006, the Company granted the following stock options to four members of the Company's management team and one consultant as compensation. During the three months ended December 31, 2006, due to a decrease in the Company's stock price and to keep personnel incentivized, the Company re-priced the options issued in May 2006 under the 2006 Plan from their previous prices to the following, and booked the increase in value of the re-priced options to prepaid stock based compensation-related party as further described in the Notes to Financial Statements, "Options and Warrants". The Company also issued 240,000 options to two consultants under the 2006 plan as of December 26, 2006. As a result of the foregoing price modification, the Company recorded a one time charge to share based compensation in the amount of $1,392,000 in the quarter ended December 31, 2006. A summary of the options issued under the 2006 Plan and the exercise prices as re-priced, if applicable, is as follows:

                                              Number of
  Date Issued      Optionee Name               Options          Exercise Price      Expiration Date
  May 3, 2006      Lou Knickerbocker            4,008,000        $       0.28         May 3, 2011
  May 3, 2006      Grant King                   1,992,000        $       0.20         May 3, 2011
  May 3, 2006      Will Hitchcock               1,008,000        $       0.20         May 3, 2011
  May 3, 2006      Joseph Murray                1,008,000        $       0.20         May 3, 2011
  May 3, 2006      Scott Olson                    201,600        $       0.20         May 3, 2011
 Dec. 26, 2006     Mark King                      120,000        $       0.20        Dec. 26, 2011
 Dec. 26, 2006     Michael Kruger                 120,000        $       0.20        Dec. 26, 2011
---------------------------------------------------------      -------------------------------------

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

On December 26, the Board of Directors authorized the issuance of 5,254,800 options under its 2007 Plan. The following options granted under the 2007 Plan vest monthly over two years from the date of issuance. The Company determined the fair market value of the options granted under the 2007 Plan as of the grant date, using the Black Scholes valuation method. The Company recorded the value of the options issued under the 2007 Plan as share based compensation in the accompanying consolidated statement of operations.

A summary of the options issued under the 2007 Plan is as follows:

--------------------- ---------------------- ------------- ------------ ------------------
                       2007 Plan
--------------------- ---------------------- ------------- ------------ ------------------
 Date Issued           Option Holder          Shares        Exercise     Expiration Date
                                                            Price
--------------------- ---------------------- ------------- ------------ ------------------
 December 26, 2006     Louis Knickerbocker    2,004,000     $0.69        Dec., 26, 2011
--------------------- ---------------------- ------------- ------------ ------------------
 December 26, 2006     Grant King             996,000       $0.40        Dec. 26, 2011
--------------------- ---------------------- ------------- ------------ ------------------
 December 26, 2006     Will Hitchcock         504,000       $0.40        Dec. 26, 2011
--------------------- ---------------------- ------------- ------------ ------------------
 December 26, 2006     Joseph Murray          720,000       $0.40        Dec. 26, 2011
--------------------- ---------------------- ------------- ------------ ------------------
 December 26, 2006     Scott Olson            100,800       $0.40        Dec. 26, 2011
--------------------- ---------------------- ------------- ------------ ------------------
 December 26, 2006     Christen Currie        100,000       $0.40        Dec. 26, 2011
--------------------- ---------------------- ------------- ------------ ------------------
 December 26, 2006     Taylor Mossman         50,000        $0.40        Dec. 26, 2011
--------------------- ---------------------- ------------- ------------ ------------------
 December 26, 2006     Juzer Jangbarwala      500,000       $0.40        Dec. 26, 2011
--------------------- ---------------------- ------------- ------------ ------------------
 December 26, 2006     Michael Kruger         120,000       $0.40        Dec. 26, 2011
--------------------- ---------------------- ------------- ------------ ------------------
 December 26, 2006     Steve Ritchie          100,000       $0.40        Dec. 26, 2011
--------------------- ---------------------- ------------- ------------ ------------------
 December 26, 2006     Mark King              60,000        $0.40        Dec. 26, 2011
--------------------- ---------------------- ------------- ------------ ------------------

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

In the course of the audit of our consolidated financial statements for the fiscal year ended March 31, 2006, based upon the evaluation for the period ended December 31, 2005, for the reasons described below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective, as of the end of the third fiscal quarter for the period ended December 31, 2005, in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In the course of the audit of our consolidated financial statements for the fiscal year ended March 31, 2006, we determined that there were errors in the accounting treatment and reported amounts in our previously filed consolidated financial statements for the quarter ended December 31, 2005. Thee errors related to two areas: (1) in the presentation of the Company's financial statements we recorded a loss on distribution of the Company's wholly owned subsidiary in the nine months year-to-date period, but omitted to include the accounting effect of this event in the three month period ended December 31, 2005. Further, the calculation of the net income from discontinued operations for the prior period ended December 31, 2005 was incorrectly stated due to incorrect classification of certain accounts receivable. (2) Second, in the course of the year-end audit of our consolidated financial statements, the Company determined that the Black Scholes valuation calculation was incorrectly calculated as to the valuation of certain warrants issued to related parties and others, as a result of which the allocation of value as between the notes and the warrants was incorrectly stated. The Company has restated its consolidated financial statements for the quarter ended December 31, 2005 in the attached financial statements as of December 31, 2006. The Company's audit committee has addressed the weaknesses in its internal controls which allowed the foregoing errors to occur. Pursuant to the recommendations of the audit committee, we have engaged qualified outside consultants to review certain financial disclosures and calculations and have strengthened the internal review process. The Company cautions that the consolidated financial statements contained in the previously filed Quarterly Report on Form 10-QSB for the period ended December 31, 2005, is incorrect and that such statements should no longer be relied upon.

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

Also in the course of the audit of our consolidated financial statements for the fiscal year ended March 31, 2007, based upon the evaluation for the period ended December 31, 2006, for the reasons described below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective, as of the end of the third fiscal quarter for the period ended December 31, 2006, in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In the course of the audit of our consolidated financial statements for the fiscal year ended March 31, 2007, we determined that there were errors in the accounting treatment and reported amounts in our previously filed consolidated financial statements for the quarter ended December 31, 2006. Thee errors related to three areas: (1) in the presentation of the Company's financial statements we failed to record as interest expense the excess costs of issuing common stock in payment of notes payable; (2) Second, in the course of the year-end audit of our consolidated financial statements at March 31, 2007, the Company determined that the Black Scholes valuation calculation of the amount of the accrued derivative liability attributable to the Convertible Notes was incorrectly calculated. (3) The Company has further determined that the amount of share based compensation expense incurred upon the re-pricing of options granted to related parties and others under the 2006 Plan was understated. The Company has restated its consolidated financial statements for the quarter ended December 31, 2006 in the attached financial statements as of December 31, 2006 The Company's audit committee has addressed the weaknesses in its internal controls which allowed the foregoing errors to occur. Pursuant to the recommendations of the audit committee, we have engaged qualified outside consultants to review certain financial disclosures and calculations and have strengthened the internal review process. The Company cautions that the consolidated financial statements contained in the previously filed Quarterly Report on Form 10-QSB for the period ended December 31, 2006, is incorrect and that such statements should no longer be relied upon.

Notwithstanding the material weaknesses described below, the Company's management has concluded that the consolidated financial statements included in this Report on Form 10-QSB/A for the period ended December 31, 2006 fairly state, in all material respects, the Company's financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. The reason for this conclusion is that the Company ascertained the errors associated with the presentation of the financial information in the course of the audit of its consolidated financial statements for the fiscal year ended March 31, 2007, which will be filed with the Form 10-KSB on or before July 16, 2007.

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

PLAN FOR REMEDIATION OF MATERIAL WEAKNESSES

As noted above, the Company has restated its results of operations for the period ending December 31, 2006 and the comparative prior period ending December 31, 2005 in the accompanying consolidated financial statements, as further described in Note 2 to the financial statements.

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

Other than the foregoing incidents or occurrences and as disclosed in Item 5, Other Information, the Company is not aware of any litigation, either pending or threatened, and has not been the defendant or plaintiff in any litigation, since the discharge from bankruptcy attributable to its predecessor L.L. Knickerbocker Company, Inc.

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

The conversion rate of the Notes is based upon 50% of the Market Price of our stock at the time of conversion. "Market Price" means the average of the lowest three trading prices for the Common Stock during the twenty day period ending one trading day prior to conversion as reported on the OTC Bulletin Board. As a result of the beneficial conversion feature of the Notes, the Company has determined the valuation of the value of the maximum shares issuable to satisfy the issued convertible Notes based upon the Black Scholes method of valuation, and allocated the valuation of the derivative between the Convertible Note Payable and the Value of the derivative as a discount on the Note payable. The Company recorded the value attributed to the accrued derivative on the issued notes as a liability as of the dates of the various tranches of funding received. As of December 31, 2006 the total amount of the accrued derivative liability was calculated by the Company at $14,227,029. The discount on the Convertible Note payable in the total amount of $1,732,005 is being amortized over the term of the notes (three years). During the three months ended December 31, 2006, the Company expensed $157,169 as finance charges attributable to this amortization, and reduced the discount on convertible Note Payable in a similar amount.

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

Pursuant to the engagement agreement for financial advisory services and as compensation for the Note financing, the Company issued 640,000 warrants, each to purchase on share of the Company's common stock to Ascendiant Securities, LLC. Each warrant is exercisable to purchase one share of our common stock for an exercise price of $0.80, through the date which is seven years from the date of issuance. The warrants carry standard anti-dilution and protective provisions. The Company valued the warrants in connection with the Black Scholes valuation model, and has reflected this value along with other costs associated with the convertible notes, as Debt Issuance Costs on the consolidated financial statements attached. These debt issuance costs are being amortized over the three year term of the Convertible Notes.

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

PRIVATE OFFERING

On December 26, 2006 the Company issued 6,282,150 shares of its restricted $.001 par value common stock at $0.20 per share, in consideration as re-payment of the outstanding amounts due under six notes to related parties and others, including accrued interest, in the total amount of $1,256,430. Of the total shares issued in settlement of the notes, 3,801,278 shares were issued to related parties in repayment of principal and interest due of $769,985. The remaining 2,480,872 shares were issued to un-related parties in repayment of principal and interest due in the amount of $486,445. Upon this issuance, the Company recorded as additional interest expense the amount of $2,701,323 representing the difference between the fair market value of the shares issued on the date of conversion versus the amount of principal and interest repaid. This private offering was exempt from registration under the Securities Act of 1933.

CONVERTIBLE NOTE AND WARRANT OFFERING

Also on December 26, 2006 the Company entered into two new one year promissory notes bearing interest at the rate of eight percent per annum, with accredited investors as described in Notes to the Financial Statements, Note 7 "Short Term Notes Payable", and Note 9 "Options and Warrants". These notes contain a conversion feature allowing the Holders to convert the principal and accrued interest due on the notes into shares of the Company's common stock. This private offering was exempt from registration under the Securities Act of 1933.

The Company issued one warrant to the investors for each dollar loaned to the Company via the notes (a total of 250,000 warrants), determined the value of the warrants as of the date of issuance using the Black Scholes method of valuation, and allocated the value attributed to the warrants as a discount against the new notes payable. The Company also valued the Beneficial Conversion Feature as of the date of issuance, and attributed this value as a further discount against the notes payable. Both of the foregoing discounts are being amortized over the one year term of the notes. At December 31, 2006 the Company reflected the remaining short term notes payable on the balance sheet as $272,451 ($550,000 net of applicable discount of $277,549). The discounts on the respective notes are being amortized over the remaining term of the notes. As of December 31, 2006 the Company had not yet received the subscription amounts in cash, and accordingly reflected the written commitment of the investors to complete the funding of these loans as a subscription receivable on the accompanying balance sheet. The investors completed the funding of the loans to the Company in January, 2007.

COMPENSATION WARRANTS

During the quarter ended December 31, 2006 the Company issued a warrant to purchase 100,000 shares of the Company Stock to a consultant for services. The Company recorded share based consulting fees the value of these warrants at $116,909 using the Black Scholes method of valuation incorporating the following estimates: 5.25% risk free interest rate, 243% volatility of the Company's common stock and an expected life of 5 years. Since one third of the warrants were vested immediately, the Company recorded an expense in the amount of $38,969 as stock-based compensation-consulting services.

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

R G Global Lifestyles, Inc.

Signature                         Title                           Date

/s/ Grant King
---------------------------
Grant King                        CEO                             July 12, 2007

/s/ William C. Hitchcock
---------------------------
William C. Hitchcock              Chief Financial Officer         July 12, 2007