Form 10KSB
period 2007-03-31
RG GLOBAL LIFESTYLES INC
filed 2007-07-13
CIK 932136

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2007

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The issuer's revenues for the most recent fiscal year were $89,326.

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 15, 2007 was approximately $13,968,000.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer's Common Stock as of June 28, 2007 was 26,897,592.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement to be filed for the 2007 Annual Meeting of Stockholders of the issuer is also hereby incorporated by reference into certain Items of Part III of this Form 10-KSB.

                                TABLE OF CONTENTS

                                                                            PAGE

Cautionary Statement Regarding Forward-Looking Information

                                     PART I
                                     ------

ITEM 1.   DESCRIPTION OF BUSINESS                                              5

ITEM 2.   DESCRIPTION OF PROPERTY                                             15

ITEM 3.   LEGAL PROCEEDINGS                                                   15

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 15

                                     PART II
                                     -------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND
          SMALL BUSINESS ISSUER PURCHASE OF SECURITIES                        15

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           21

ITEM 7.   FINANCIAL STATEMENTS                                                26

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING         26
          AND FINANCIAL DISCLOSURE

ITEM 8A.  CONTROLS AND PROCEDURES                                             26

ITEM 8B.  OTHER INFORMATION                                                   28

                                    PART III
                                    --------

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS
          AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF
          THE EXCHANGE ACT                                                    28

ITEM 10.  EXECUTIVE COMPENSATION                                              28

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDERS MATTERS                         28

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
          DIRECTOR INDEPENDENCE                                               28

ITEM 13.  EXHIBITS                                                            28

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                              28

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

These risks include, among others, the following: increased competitive pressures from existing competitors and new entrants; deterioration in general or regional economic conditions; adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations; ability to grow business and meet or exceed its return on shareholders' equity target, which will depend on the Company's ability to manage its capital needs and the effect of business and/or acquisitions; if acquisitions are made, the costs and successful integration of acquisitions; barriers in trade with foreign countries or tariff regulations and other United States and foreign laws; political and economic instability and changes in monetary policy of the foreign countries we currently do business in; loss of customers or sales weakness; inability to achieve future sales levels or other operating results; ability to produce or retain licensing rights to new products; the continuation of favorable trends, including the drop in affordable potable water globally; outcomes and costs associated with litigation and potential compliance matters; inadequacies in the Company's internal control over financial reporting, which could result in inaccurate or incomplete financial reporting; key management or other unanticipated personnel changes; the unavailability of funds for capital expenditures; operational inefficiencies in distribution or other systems; and other risk factors referenced in this and other filings made with the Securities and Exchange Commission.

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

As used in this Form 10-KSB, unless the context requires otherwise, "we", "us" or the "Company" means RG Global Lifestyles, Inc. and its divisions and subsidiaries.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

RG Global Lifestyles, Inc. (the "Company"), was originally incorporated in California on July 12, 1985 as International Beauty Supply Ltd. The name of the corporation was changed on May 28, 1993 to L.L. Knickerbocker Co., Inc., and thereafter on January 9, 2003 to the present name, RG Global Lifestyles, Inc.

Bankruptcy
----------

Since its inception, the Company, under prior management teams, was involved in several businesses and engaged in various consumer, retail and commercial ventures, which ultimately proved unsuccessful. On August 15, 2002, the Company's Chapter 11 Debtor in Possession reorganization plan with the US Bankruptcy Court, Central District of California was approved after an involuntary petition was filed by certain of the Company's creditors. The Company liquidated its assets in full satisfaction of its creditors' claims and was discharged from the bankruptcy on September 6, 2002. The Company ceased filing reports with the Securities and Exchange Commission in 2001 and became delinquent in its filing obligations after its September 30, 2001 quarterly financial report.

Reverse Merger
--------------

Subsequent to the bankruptcy reorganization, the Company sought alternative business opportunities and worked to develop the Company's new business plan through merger and consolidation with other entities. In furtherance of this plan, in July of 2004, the Company entered into an Agreement and Plan of Reorganization, (the "Plan of Reorganization"), among Amerikal International Holding, Inc. ("AIH"), the Company, Horst Geicke, and the shareholders of Amerikal International Holding, Inc. (the "AIH Shareholders"). Pursuant to the Plan of Reorganization, the Company acquired all of the outstanding shares of AIH from the AIH Shareholders in exchange for the issuance by the Company to the AIH Shareholders of an aggregate of 1,934,880 shares of the Company's Common Stock ("Common Stock"). The Plan of Reorganization also provided for the transfer by an entity controlled by Horst Geicke to the AIH Shareholders of an aggregate of 16,630,607 shares of the Company's Common Stock held by the entity in exchange for nominal consideration. Prior to the consummation of the transactions contemplated by the Plan of Reorganization, Horst Geicke beneficially held 90% of the outstanding Common Stock of the Company. Immediately following the transactions, the Company had an aggregate of 21,462,000 shares of Common Stock issued and outstanding, and the AIH Shareholders held an aggregate of 18,530,607 shares, or 86.34%, of the Company's Common Stock issued and outstanding. Thus, at the close of the transactions, the former shareholders of AIH controlled the voting power of a majority of the Company's Common Stock. As a result of the reverse merger, the Company caused AIH to be acquired by the Company pursuant to a Certificate of Ownership filed with the California Secretary of State on August 12, 2004 and Articles of Merger filed with the Nevada Secretary of State on August 17, 2004. The Company continued as the surviving entity in the reverse merger, and held AIH as a wholly owned subsidiary ("Amerikal").

Aquair
------

In October 2004, the Company formed Aquair as a wholly-owned subsidiary and California corporation. Aquair was formed to fulfill the Company's early mission to distribute environmentally friendly water generating equipment that creates purified drinking water from air for residential and commercial uses, distribute anti-microbial and anti-scaling technology worldwide, and to pursue other water-related technologies and opportunities.

Reinstatement on OTC Bulletin Board
-----------------------------------

In January 2005, the Company received clearance for quotation of its Common Stock on the over-the counter Bulletin Board ("OTC Bulletin Board"), under the symbol "RGBL."

Distribution of Amerikal
------------------------

On October 1, 2005, the Company distributed its wholly owned subsidiary Amerikal to a group of founding AIH shareholders in exchange for approximately 7,500,000 million shares of Common Stock of the Company. The distribution reduced the outstanding shares of the Company at that time from approximately 25 million to approximately 17 million, and allowed management to concentrate its efforts on implementing and executing its Aquair business plan. As part of the distribution, the purchasing shareholders set aside 315,561 shares of Company Common Stock into an escrow account as a reserve against any unforeseen liabilities arising from the distribution. The Company does not anticipate recognition of gain or loss as a result of the distribution.

Purchase and Sale of Assets of On Line Surgery, Inc.
----------------------------------------------------

In January 2005, the Company issued 200,000 shares of its restricted Common Stock to acquire rights to an Internet portal known as On Line Surgery. Subsequently, in the quarter ended December 31, 2005, the Company formed On Line Surgery, Inc. as a wholly-owned subsidiary and California corporation ("On Line Surgery"), to develop the advertising potential of this web portal for the Company's then existing nutraceutical product line, as well as to generate advertising revenue from physicians and other potential customers. During the quarter ending December 31, 2005, the Company sold its rights to the url "www.onlinesurgery.com", the sole asset related to On Line Surgery, for $20,000. On Line Surgery never commenced operations.

OC Energy Drinks
----------------

In late 2006, the Company commenced operations in the bottled energy drink and oxygenated water industry as OC Energy Drinks, as a division of the Company ("OC Energy").

The Company is in the process of renaming its wholly-owned subsidiary On Line Surgery, Inc. to OC Energy Drink, Inc., transferring the appropriate intellectual property into it and operating the OC Energy business as a subsidiary.

Catalyx Fluid Solutions, a division of RGBL ("CFS")
---------------------------------------------------

In February 2007, with the technology it purchased from Catalyx Fluid Solutions, Inc., the Company commenced operations in the water reclamation industry specifically associated with coal-bed mining as Catalyx Fluid Solutions, a division of RGBL.

Aquair Asia
-----------

In 2006, the Company formed two subsidiaries in Asia in anticipation of Asian operations and sales of its Aquair products. Specifically, it organized Aquair Hong Kong Ltd, a company organized under the laws of Hong Kong, and Aquair Asia Company Limited, a company organized under the laws of Thailand.

BUSINESS OF ISSUER

OC ENERGY DRINKS
----------------

On October 7, 2006, the Company launched it line of "OC ENERGY" caffeinated energy drinks and oxygenated water fashioned for the Orange County lifestyle. OC Energy began development of its products in early 2005. Presently there are three Energy Drinks and one Highly Oxygenated Water. The Energy Drinks consist of a 2-oz high-powered "shot" energy drink ("Insane"), a 10-oz energy drink ("KIK-IT") and a 10-oz diet energy drink ("KIK-IT Diet") in addition to a 17-oz ("O2") bottle of 100% pure oxygenated structured water. Befitting the OC lifestyle, the energy drinks are low in natural sugar and high in vitamins and minerals. The bottles are custom-designed. Sales of the products have commenced in the first quarter of fiscal 2008.

CFS TECHNOLOGY
--------------

CFS sells and/or leases, and provides professional support of its proprietary wastewater treatment technology ("CFS Technology") for the reclamation of wastewater associated with the production of methane in coal bed applications. The technology removes sodium and other pollutants from such wastewater allowing it to be returned to the environment within compliance regulations. The successful removal of the treated wastewater in turn allows energy companies to harvest and sell methane associated with coal beds.

In March 2007, the Company entered into an agreement for the construction, sale and support of a plant utilizing its CFS Technology with Black Diamond Energy.

On June 22, 2007, the Company entered into an agreement with Yates Petroleum Corporation on a "build, own, operate" model whereby CFS will construct, own and operate a plant using the CFS Technology and charge a royalty on a per barrel basis of reclaimed water.

CFS is currently pursuing additional energy companies in Wyoming, and other locations, for the lease or sale, construction, use and/or support of the CFS Technology and anticipates executing definitive agreements.

ATMOSPHERIC PURE WATER GENERATORS
---------------------------------

Aquair plans to distribute licensed environmentally-friendly water generating equipment that creates purified drinking water from air for residential and commercial uses, and converts brackish, polluted, or grey water to purified water.

Aquair has acquired the rights to market and distribute water generators that precipitate drinking water from air. The various water generating machines have been tested in various locations. As of April 2007, the Company has sold limited amounts of units to customers in the U.S. and Asia, and anticipates further sales to those regions and Australia, however the Company is currently dedicating less resources towards the sales of atmospheric water generators as in the past, as it is focusing on sales and marketing OC Energy Drinks and CFS Technology sales.

Aquair is currently exploring other environmentally friendly clean water opportunities, such as desalinization technologies, in various locations.

PRINCIPAL PRODUCTS AND SERVICES, AND DISTRIBUTION METHODS

Atmospheric Water Generation
----------------------------

Aquair markets and distributes atmospheric water generators that precipitate drinking water from air for commercial, residential and/or small office uses. Aquair currently uses Munters Corp as its supplier in this sector, and continues to search for new manufacturers of similar and/or improved atmospheric water generators and may add different suppliers or switch suppliers altogether in the future as opportunities arise. Aquair has distributed its atmospheric water generation products directly to customers, but plans to utilize strategic partners, and redistribution and/or reseller channels to increase sales volume.

OC Energy
---------

OC Energy plans to distribute its three Energy Drinks and Highly Oxygenated Water directly to retail stores and through a network of regional and national distributors domestically, and to international distributors. OC Energy designed the packaging, but does not manufacture the OC Energy products, rather it has its products bottled and packed by a third party.

Our bottler purchases concentrates, juices, flavors, vitamins, minerals, nutrients, herbs, supplements, caps, labels, trays, boxes and other ingredients for our beverage products. Depending on the product, our bottler add water and/or high fructose corn syrup, or sucrose, or cane sugar or an artificial sweetener, and/or citric acid or other ingredients and supplements for the manufacture and packaging of the finished products into approved containers.

The Company has utilized Fusion Solutions LLC to coordinate all aspects of the production of OC Energy products.

CFS
---

CFS currently offers its CFS Technology for sale or on a "build, own, operate" model to the methane energy industry primarily in Wyoming, although the CFS Technology has applications and utility worldwide.

For sales, CFS designs and maintains the plants, but intends to have them constructed by a third party firm. For "build, own, operate" CFS designs, operates and maintains the plant, while they are still constructed by a third party firm.

STATUS OF PUBLICLY ANNOUNCED NEW PRODUCTS AND SERVICES

The Company previously announced its entry into the anti-microbial market with a sublicense to distribute the licensed product Hydrosil from Apcan Distribution LLC, with the Company engaging Intercontinental Management of Nevada as a consultant to head up sales and marketing, and to provide product support, training and maintenance services to the customers of Hydrosil. The Company has terminated both of these agreements and has withdrawn from sales efforts in this sector.

COMPETITION

Atmospheric Water Generation
----------------------------

The international market for water generation is substantial. Our key competitors in the residential and small office water generation sector are Nestle and DS Waters.

OC Energy Drinks
----------------

The beverage industry is highly competitive. The principal areas of competition are pricing, packaging, development of new products and flavors and marketing campaigns. Our products compete with a wide range of drinks produced by a relatively large number of manufacturers, most of which have substantially greater financial, marketing and distribution resources than we do.

Important factors affecting our ability to compete successfully include taste and flavor of products, trade and consumer promotions, rapid and effective development of new, unique cutting edge products, attractive and different packaging, branded product advertising and pricing. We also compete for distributors who will concentrate on marketing our products over those of our competitors, provide stable and reliable distribution and secure adequate shelf space in retail outlets. Competitive pressures in the energy and bottled water could cause our products to be unable to gain market share which could have a material adverse affect on our business and results.

Our energy drinks compete directly with Red Bull, Monster, Adrenaline Rush, Amp, 180, KMX, Venom, Extreme Energy Shot, Rockstar, No Fear, US energy, Red Devil, Lipovitan, MET-Rx, Hype, XTC, and many other brands.

Our oxygenated bottled water competes directly with E2O Energy Water, Vitamin Water, Reebok, Propel, Dasani, Aquafina, Evian, Crystal Geyser, Naya, Palomar Mountain, Sahara, Arrowhead, Dannon and other brands of still water, especially store brands.

CFS
---

The CFS Technology currently has direct competition from AMF Cuno, Ionics, GE Water, and Water Factory.

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

PRINCIPAL SUPPLIERS

Atmospheric Water Generators
----------------------------

The Company intends to have Munters Corporation to be the principal supplier of the Company's commercial and large residential atmospheric water generation products. For smaller residential and small business products, the Company has not chosen a principal supplier.

OC Energy
---------

OC Energy utilizes third party bottlers to supply it with its products, and utilizes Fusion Solutions LLC to coordinate all aspects of such production.

CFS
---

CFS intends to utilize a third-party firm to construct the plants using the CFS Technology.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

For the fiscal year ended March 31, 2007, the Company did not have a dependence on any major customers. In March 2007, the Company entered into its first agreement for utilization of the CFS Technology with Black Diamond Energy, however it did not depend upon such entity for its fiscal year as a major customer.

INTELLECTUAL PROPERTY

We own numerous trademarks that are very important to our business. Depending upon the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks can generally be renewed as long as the trademarks are in use. We also own the copyright in and to numerous statements made and content appearing on the packaging of our products.

The Company owns, or has been assigned, has the following trademarks: Aquair, OC Energy, KIK-IT, KIK-IT Diet, Insane, and 02.

CFS Patents. As part of the Technology Transfer Agreement effective January 2007 between the Company and Catalyx Fluid Solutions, Inc., the Company purchased US patent 6776913 and proprietary know how which will form the basis for further patents based on the fundamentals in the issued patent. The Company intends to file multiple patents for the CFS Technology utilized to treat coal bed methane gas wastewater. The Company also intends to file patents in Australia for a unique technology to condense water from humidity in the air.

GOVERNMENT APPROVAL

OC Energy
---------

The production, distribution and sale in the United States of many of our products is subject to the Federal Food, Drug and Cosmetic Act; the Dietary Supplement Health and Education Act of 1994; the Occupational Safety and Health Act; various environmental statutes; and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling and ingredients of such products. California law requires that a specific warning appear on any product that contains a component listed by the State as having been found to cause cancer or birth defects. The law exposes all food and beverage producers to the possibility of having to provide warnings on their products because the law recognizes no generally applicable quantitative thresholds below which a warning is not required. Consequently, even trace amounts of listed components can expose affected products to the prospect of warning labels. Products containing listed substances that occur naturally in the product or that are contributed to the product solely by a municipal water supply are generally exempt from the warning requirement. While none of our beverage products are required to display warnings under this law, we cannot predict whether an important component of any of our products might be added to the California list in the future. We also are unable to predict whether or to what extent a warning under this law would have an impact on costs or sales of our products.

Measures have been enacted in various localities and states that require that a deposit be charged for certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other deposit, recycling or product stewardship proposals have been introduced in certain states and localities and in Congress, and we anticipate that similar legislation or regulations may be proposed in the future at the local, state and federal levels, both in the United States and elsewhere.

Our facilities in the United States are subject to federal, state and local environmental laws and regulations. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect upon our capital expenditures, net income or competitive position.

CFS
---

The CFS Technology for plants in Wyoming (currently the only location contracted for) requires permits issued by the Wyoming Department of Environment Services that regulate and allow the clean water discharge into the environment.

EFFECT OF ANY EXISTING OR PROPOSED GOVERNMENT REGULATIONS

CFS
---

Proposed government regulations in Wyoming for coal bed methane mining would require lower wastewater pollutant discharge limits and prohibition/limitation on use of evaporative ponds, and are being opposed by the methane operators, but seem to be destined to pass. This regulation would necessitate additional treatment, making it a positive trend for CFS.

COST AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS AND REGULATIONS

OC Energy
---------

In California, we are required to collect redemption values from our customers and to remit such redemption values to the State of California Department of Conservation based upon the number of cans and bottles of certain carbonated and non-carbonated products sold. In certain other states and Canada where OC Energy products are sold, we are also required to collect deposits from our customers and to remit such deposits to the respective state agencies based upon the number of cans and bottles of certain carbonated and non-carbonated products sold in such states.

CFS
---

The CFS Technology for plants in Wyoming (currently the only location contracted for) requires building (Chapter 3) permits issued by the Wyoming Department of Environment Services which are site specific. The effect of this compliance is that Wyoming issues only four permits until a technology has one year operating data accumulated, which will limit our initial sales to four projects until October 2008. Additionally, if Wyoming increases its thresholds for effluent limits, the CFS Technology may become more expensive, and therefore, less cost effective for methane production. However, such a consequence would linearly affect the costs of all competing technologies.

EMPLOYEES

As of July 9, 2007, the Company employed two full time employees comprised of the Company's Chief Financial Officer and Chief Technology Officer and no part time employees. The Company's Asian Subsidiaries employs one employee, their President, who also has been acting as the Company's Chief Executive Officer subsequent to the passing away of the Company's prior Chief Executive Officer on April 24, 2007. The Company retains consultants on an as needed basis.

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

THE COMPANY HAS REDIRECTED ITS BUSINESS PLAN AND IS FOCUSING ON OC ENERGY DRINKS AND CFS TECHNOLOGY.

The Company has redirected its focus on its OC Energy drinks and CFS Technology, and maintains a reduced focus on the sale of atmospheric water generators. While management believes the potential for revenue growth remains better in its current business plan, there can be no guarantees that the anticipated results will occur.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING, OUR BUSINESS PLAN MAY BE SLOWED AND IF WE DO OBTAIN ADDITIONAL FINANCING OUR THEN EXISTING SHAREHOLDERS MAY SUFFER DILUTION.

We will require additional funds to expand our sales and marketing activities, to support operations, implement our business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our business plan. Any additional equity financing may involve dilution to our then existing shareholders.

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

OUR INDEPENDENT AUDITORS HAVE ISSUED A REPORT IN WHICH THEY EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The report of our independent auditors on our financial statements for the fiscal year ended March 31, 2007 contains an explanatory paragraph which indicates that we have an accumulated deficit and loss from operations in that year. This report states that, because of these issues, there may be a substantial doubt about our ability to continue as a going concern. This report and the existence of this accumulated deficit and loss from operations may make it more difficult for us to raise additional debt or equity financing needed to run our business and is not viewed favorably by investors. We urge potential investors to review this report before making a decision to invest in us.

RISKS FACTORS RELATING TO OUR COMMON STOCK

IF THE SELLING STOCKHOLDERS ALL ELECT TO SELL THEIR SHARES OF OUR COMMON STOCK AT THE SAME TIME, THE MARKET PRICE OF OUR SHARES MAY DECREASE.

It is possible that the Selling Stockholders will offer all of the shares for sale. Further because it is possible that a significant number of shares of our Common Stock could be sold at the same time hereunder, the sales, or the possibility thereof, may have a depressive effect on the market price for our Common Stock. The closing price of our Common Stock on July 9, 2007 was $1.10. Significant downward pressure on our stock price caused by the sale of stock registered in this offering could encourage short sales by third parties that would place further downward pressure on our stock price.

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

WE DO NOT EXPECT TO PAY DIVIDENDS AND INVESTORS SHOULD NOT BUY OUR COMMON STOCK EXPECTING TO RECEIVE DIVIDENDS.

We have never declared or paid any cash dividends on our Common Stock. We intend to retain our earnings, if any, to finance the growth and development of our business and therefore do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Although dividends are not limited currently by any agreements, it is anticipated that future agreements, if any, with institutional lenders or others may limit our ability to pay dividends on our Common Stock. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital and legal requirements and such other factors as our Board of Directors deems relevant.

SHARES OF OUR TOTAL OUTSTANDING COMMON STOCK THAT ARE RESTRICTED FROM IMMEDIATE RESALE BUT MAY BE SOLD INTO THE MARKET IN THE FUTURE COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DROP SIGNIFICANTLY, EVEN IF OUR BUSINESS IS DOING WELL.

As of March 31, 2007, we had 26,022,592 shares of Common Stock issued and outstanding of which approximately 14,026,302 shares are restricted shares. Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of a company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale.

The amount of "restricted securities" which a person who is not an affiliate of our company may sell is not so limited, since non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning our company. In such an event, "restricted securities" would be eligible for sale to the public at an earlier date. The sale in the public market of such shares of Common Stock may adversely affect prevailing market prices of our Common Stock.

ITEM 2. DESCRIPTION OF PROPERTY

Because the Company's prior lease of corporate office space was with an entity owned by its late CEO and Chairman that was dissolved, on June 30, 2007, the Company's sublease for its previous corporate office space was terminated. However, for now the Company rents an office in its previous space at (from a new lessor) for $1,500 per month and is in the process of securing a lease for corporate office space in Anaheim, CA.

ITEM 3. LEGAL PROCEEDINGS

On July 3, 2007, the Company and its subsidiary Aquair entered into a settlement agreement with plaintiff Atmospheric Water Technologies, Inc. in the Orange County Superior Court Case No. 05CC09548. Under the terms of the settlement, (i) all parties will be released from liability, (ii) the Company and Aquair, as well as the Company's late Chairman and CEO Louis Knickerbocker, will be dismissed with prejudice from the lawsuit, (iii) plaintiff will issue a press release announcing the dismissal of the case, and (iv) the Company, through its insurer, will pay $15,000 to plaintiff.

The Company's ongoing litigation with it previous investors the NIR Group has been remanded back to the New York Supreme Court, from the federal district court, and is now titled AJW Partners LLC, AJW Offshore Ltd, AJW Qualified Partners LLC, and New Millenium Capital Partners II LLC v. RG Global Lifestyles, Inc. and Louis Knickerbocker, and is Case No. 600323/07. Recently, however, plaintiffs agreed to voluntarily dismiss Louis Knickerbocker without prejudice (therefore the caption will change upon the next round of pleadings). Additionally, the parties have agreed to informally stay the proceeding for thirty (30) days pending resolution of the Company's claim for $3 million in insurance proceeds from its "key man" life insurance policy with AIG American General it owned and is the beneficiary of.

Other than the foregoing lawsuits, the Company is not aware of any litigation, either pending or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's Common Stock trades on the OTC Bulletin Board under the symbol "RGBL." The following tables set forth the high and low bid information for the Common Stock for each quarter within the last two fiscal years:

QUARTERLY COMMON STOCK PRICE RANGES

Quarter Ended                     High        Low

June 30, 2005                     $5.45      $1.25
September 30, 2005                $4.52      $1.70
December 31, 2005                 $2.40      $1.05
March 31, 2006                    $1.45      $0.60
June 30, 2006                     $1.59      $0.65
September 30, 2006                $1.01      $0.33
December 31, 2006                 $1.02      $0.17
March 31, 2007                    $2.55      $0.57

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

HOLDERS

There were approximately 3,200 holders of record of the Company's Common Stock as of March 31, 2007.

DIVIDENDS

The Company does not anticipate paying dividends in the foreseeable future. There are no restrictions on the Company's present ability to pay dividends to shareholders of its Common Stock, other than those prescribed by California law.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

In order to compensate our officers, directors, employees and/or consultants, our Board and stockholders adopted the 2006 Incentive and Non-Statutory Stock Option Plan (the "2006 Plan"). On December 26, 2006, our Board adopted the 2007 Incentive and Non-Statutory Stock Option Plan (the "2007 Plan", collectively the "Plans"). The 2007 Plan has not been adopted by the Company's stockholders as of the date of this 10-KSB (summary of material terms of 2007 Plan stated below).

The 2006 Plan has a total of 10,000,000 shares reserved for issuance, and the 2007 Plan has a total of 6,000,000 shares reserved for issuance.

As of the end of the fiscal year ended March 31, 2007, we have issued the following stock options under the Plans:

                                      EQUITY COMPENSATION PLAN INFORMATION

      Plan category                Number of securities to       Weighted average        Number of securities
                                   be issued upon exercise      exercise price of      remaining available for
                                   of outstanding options,     outstanding options,        future issuance
                                     warrants and rights       warrants and rights
                                             (a)                       (b)                       (c)

Equity compensation plans                 9,957,600                 $   0.32                   42,400
approved by security holders:
2006 Plan

Equity compensation plans                 5,254,800                 $   0.40                  745,200
not approved by security holders:
2007 Plan

Equity compensation not
pursuant to a plan                          100,000                 $   2.00                      N/A

Total                                    15,312,400                 $   0.35                  787,600

                              SUMMARY OF 2007 PLAN

Administration

The 2007 Plan shall be administered by the Board of Directors of the Company; provided however, that the Board may delegate such administration to a committee of not fewer than three (3) members (the "Committee"), at least two (2) of whom are members of the Board and all of whom are disinterested administrators, as contemplated by Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended ("Rule 16b-3"); and provided further, that the foregoing requirement for disinterested administrators shall not apply prior to the date of the first registration of any of the securities of the Company under the Securities Act of 1933, as amended.

Eligibility

The persons who shall be eligible to receive Options shall be employees, directors, or consultants of the Company or any of its Affiliates ("Optionees"). The term consultant shall mean any person who is engaged by the Company to render services and is compensated for such services, and any director of the Company whether or not compensated for such services; provided that, if the Company registers any of its securities pursuant to the Securities Act of 1933, as amended (the "Act"), the term consultant shall thereafter not include directors who are not compensated for their services or are paid only a director fee by the Company.

The 2007 Plan authorizes the granting of both incentive stock options, as defined under Section 422 of the Internal Revenue Code of 1986 ("ISO"), and non-statutory stock options ("NQO") to purchase Common Stock. All employees of the Company and its affiliates are eligible to participate in the 2007 Plan. The 2007 Plan also authorizes the granting of NQO's to non-employee Directors and others performing services to the Company.

Any ISO granted to a person who at the time the ISO is granted owns stock possessing more than ten percent (10%) of the total combined voting power of value of all classes of stock of the Company, or of any Affiliate, ("Ten Percent Holder") shall have an Option Price of no less than one hundred ten percent

(110%) of the fair market value of the common stock as of the date of grant. ISOs granted to a person who at the time the ISO is granted is not a Ten Percent Holder shall have an Option Price of no less than one hundred percent (100%) of the fair market value of the common stock as of the date of grant. NQOs shall have an Option Price determined by the Board as of the date of grant.

No option granted pursuant to the 2007 Plan is transferable otherwise than by will or the laws of descent and distribution. If there is a stock split, stock dividend, or other relevant change affecting the Company's shares, appropriate adjustments would be made in the number of shares that could be issued in the future and in the number of shares and price under all outstanding grants made before the event. Future options may also cover such shares as may cease to be under option by reason of total or partial expiration, termination or voluntary surrender of an option.

The aggregate fair market value (determined at the time an option is granted) of the Common Stock with respect to which ISO's are exercisable for the first time by any person during any calendar year under the 2007 Plan shall not exceed $100,000.

Any Option granted to an Employee of the Company shall become exercisable over a period of no longer than five (5) years, and no less than twenty percent (20%) of the shares covered thereby shall become exercisable annually. No Option shall be exercisable, in whole or in part, prior to one (1) year from the date it is granted unless the Board shall specifically determine otherwise, as provided herein. In no event shall any Option be exercisable after the expiration of five
(5) years from the date it is granted. Unless otherwise specified by the Board or the Committee in the resolution authorizing such option, the date of grant of an Option shall be deemed to be the date upon which the Board or the Committee authorizes the granting of such Option.

FEDERAL INCOME TAX CONSEQUENCES

The holder of an ISO does not realize taxable income upon the grant or upon the exercise of the option (although the option spread is an item of tax preference income potentially subject to the alternative minimum tax). If the stock acquired upon exercise of the options sold or otherwise disposed of within two
(2) years from the option grant date or within one year from the exercise date then, in general, gain realized on the sale is treated as ordinary income to the extent of the option spread at the exercise date, and the Company receives a corresponding deduction. Any remaining gain is treated as capital gain. If the stock is held for at least two (2) years from the grant date and one year from the exercise date, then gain or loss realized upon the sale will be capital gain or loss and the Company will not be entitled to a deduction. A special basis adjustment applies to reduce the gain for alternative minimum tax purposes.

An optionee does not realize taxable income upon the grant of an NQO. In general, the holder of a NQO realizes ordinary income in an amount equal to the difference between the exercise price and the market value on the date of exercise. The Company is entitled to an expense deduction at the same time and in a corresponding amount.

RECENT SALES OF UNREGISTERED SECURITIES

Fiscal Year Ended March 31, 2007
--------------------------------

On December 26, 2006 and January 17, 2007, the Company entered into three note agreements with accredited investors for total proceeds of $600,000. The notes have a term of one year and bear interest at 8% per annum. For each dollar loaned the Company, the holders were granted a warrant to purchase one share of the Company's common stock at $0.20 per share (a total of 600,000 warrants) and expire in five years from the date of issuance. In addition, the principal and accrued interest were convertible into shares of the Company's common stock upon maturity at the lowest price traded of the Company's common stock for the prior year, but not less than $0.10 per share. The securities were sold to accredited investors in reliance on Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act").

Beginning in November 2006, in consideration for certain of the note holders (accredited investors) from the Note and Warrant Offering (discussed below) agreeing to cancel the outstanding principal and interest due under their promissory notes, the Company offered the note holders a private offering of restricted common stock at $0.20 per share. The securities were sold to accredited investors in reliance on Section 4(2) under the Securities Act. In the aggregate, the Company issued 6,282,150 shares to six (6) investors (including three note assignees from one of the initial investors).

On June 6, 2006, we entered into a definitive Securities Purchase Agreement and ancillary agreements with NIR Group (accredited investors) for a private placement of $2,000,000 of 6.0% Callable Secured Convertible Notes due June 6, 2009 and in conjunction issued Stock Purchase Warrants to purchase 4,000,000 shares of our Common Stock exercisable before June 6, 2013, with an exercise price of $1.10 (subject to adjustment upon certain events). The notes are convertible at the option of the holder at any time prior to maturity into shares of our Common Stock at a conversion price of the market price as defined in the agreements. The securities were sold to accredited investors in reliance on Regulation D and Section 4(2) under the Securities Act. On October 12, 2007, the Company registered 2,000,000 shares for resale underlying conversion of the notes on Form SB-2 under the Securities Act.

Fiscal Year Ended March 31, 2006
--------------------------------

Beginning on November 15, 2005, the Company conducted a private placement offering to seven accredited investors only under the terms and conditions of a Note and Warrant Agreement. The terms of the Offering are a non-convertible promissory note with an annual interest rate of 8%, with a maturity date of one year after loan; and for each dollar loaned the Company via promissory note, the investor is granted a cashless warrant to purchase one share of the Company's common stock at an exercise price equal to the lowest closing price of the stock as reported by the OTC for the year following the date of warrant grant which is $.20 ("Warrant"). These sales are exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act of 1933, as amended, or Regulation D of the Securities Act. As of March 31, 2006, under the terms of the offering the Company raised $1,613,940 in notes and therefore issued an aggregate of 1,613,940 shares of common stock as Warrants.

During the fiscal year ended March 31, 2006, the Company received 7,500,000 shares of its common stock pursuant to the distribution of Amerikal. On November 15, 2005, the board of directors of the Company resolved to cancel these shares. The cancellation was completed prior to March 31, 2006.

Fiscal Year Ended March 31, 2005
--------------------------------

In July of 2004, pursuant to its Plan of Reorganization, the Company acquired all of the outstanding shares of AIH from the AIH Shareholders in exchange for the issuance by the Company to the AIH Shareholders of an aggregate of 1,934,880 shares of the Company's Common Stock. These shares were issued without registration pursuant to available exemptions from registration under both sate and federal securities laws and are subject to certain restrictions and limitations on transferability.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read the following discussion and analysis of our financial condition and results of operations together with "Selected Financial Data" and our financial statements and related notes appearing elsewhere in this prospectus. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under "Risk Factors" on page 4 and elsewhere in this prospectus.

OVERVIEW

OC ENERGY DRINKS
----------------

The Company has launched it line of "OC ENERGY" caffeinated energy drinks and oxygenated water fashioned for the Orange County lifestyle. Presently there are three Energy Drinks and one Highly Oxygenated Water. The Energy Drinks consist of a 2-oz high-powered "shot" energy drink ("Insane"), a 10-oz energy drink ("KIK-IT") and a 10-oz diet energy drink ("KIK-IT Diet") in addition to a 17-oz ("O2") bottle of 100% pure oxygenated structured water. Befitting the OC lifestyle, the energy drinks are low in natural sugar and high in vitamins and minerals. The bottles are custom-designed. Sales of the products have commenced in the first fiscal quarter of 2008.

CFS TECHNOLOGY
--------------

CFS sells and/or leases, and provides professional support of its proprietary wastewater treatment technology ("CFS Technology") for the reclamation of wastewater associated with the production of methane in coal bed applications. The technology removes sodium and other pollutants from such wastewater allowing it to be returned to the environment within compliance regulations. The successful removal of the treated wastewater in turn allows energy companies to harvest and sell methane associated with coal beds.

In March 2007, the Company entered into an agreement for the construction, sale and support of a plant utilizing its CFS Technology with Black Diamond Energy.

On June 22, 2007, the Company entered into an agreement with Yates Petroleum Corporation on a "build, own, operate" model whereby CFS will construct, own and operate a plant using the CFS Technology and charge a royalty on a per barrel basis of reclaimed water.

CFS is currently pursuing additional energy companies in Wyoming, and other locations, for the lease or sale, construction, use and/or support of the CFS Technology and anticipates executing definitive agreements.

ATMOSPHERIC PURE WATER GENERATORS
---------------------------------

Aquair plans to distribute licensed environmentally-friendly water generating equipment that creates purified drinking water from air for residential and commercial uses, and converts brackish, polluted, or grey water to purified water.

Aquair has acquired the rights to market and distribute water generators that precipitate drinking water from air. The various water generating machines have been tested in various locations. As of April 2007, the Company has sold limited amounts of units to customers in the U.S. and Asia, and anticipates further sales to those regions and Australia, however the Company is currently dedicating less resources towards the sales of atmospheric water generators as in the past, as it is focusing on sales and marketing OC Energy Drinks and CFS Technology projects.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED MARCH 31, 2007 AND MARCH 31,
2006.

The following discussion compares results of continuing operations of the Company only during the periods described.

                                                       2007            2006
                                                   ------------    ------------
INCOME STATEMENT DATA
---------------------
Revenue                                            $     89,326    $     69,340
Gross profit (loss)                                     (57,025)         27,313
Loss from operations                                 (6,752,003)       (848,858)
Net loss                                           $(23,970,031)   $ (2,036,561)
Net loss per weighted average common shares        $      (1.21)   $      (0.12)

BALANCE SHEET DATA
------------------
Total assets                                       $  5,489,626    $    685,118
Total liabilities                                    14,657,142       1,045,590
Stockholders' deficit                              $ (9,167,516)   $   (360,472)


REVENUES

For the fiscal year ended March 31                           Increase/(decrease)
                                      2007        2006          $          %
---------------------------------- ----------   ---------   ----------  --------
Revenues                           $   89,326   $  69,340   $   19,986     28.8%

During fiscal 2007, the Company's primary source of revenues was the Black Diamond contract which accounted for $84,037 of total revenues. During fiscal 2006, the Company's primary source of revenues was sales of Aquair's atmospheric water generators which accounted for 100% of total revenues. The decrease in revenues related to Aquair's atmospheric water generators was directly attributed to the greater emphasis during fiscal 2007 by the Company to establish sales and distribution channels for its CFS Technology projects and OC Energy drinks.

GROSS PROFIT (LOSS)

For the fiscal year ended March 31                           Increase/(decrease)
                                      2007        2006          $          %
---------------------------------- ----------   ---------   ----------  --------
Gross profit (loss)                $  (57,025)  $  27,313   $  (84,338) (308.7%)

During fiscal 2007, a significant portion of the cost of revenues related to costs incurred under the Black Diamond contract of $80,391. In addition, during fiscal 2007 the Company incurred costs of $58,600 related to a sale in which no revenues were recorded. The recording of this item contributed to the gross loss for fiscal 2007. During fiscal 2006, the Company's cost revenues consisted only of costs related to Aquair's atmospheric water generators.

TOTAL OPERATING EXPENSES

For the fiscal year ended March 31                           Increase/(decrease)
                                      2007        2006          $          %
---------------------------------- ----------   ---------   ----------  --------
Total Operating Expenses           $6,694,978   $ 876,171   $5,818,807    664.1%

Our total operating expenses include personnel costs, product marketing and sales costs, the costs of corporate functions, accounting, transaction costs, legal, public company, information systems and non-cash stock-based compensation.

The primary reasons for the increase in operating expense were the stock-based compensation expense of $4,651,581 recorded by the Company, incurred mainly as a result of the issuance and modification of stock options to employees and consultants under the 2006 and 2007 Incentive and Non-statutory Stock Option Plan. For both periods, we incurred expenses for general management, and legal and accounting fees related to continuing operations. For the fiscal year ended March 31, 2007, the Company expended $208,715 in rent paid to a then-related party, and paid $318,546 in legal and accounting fees, compared to $72,177 and $304,835 respectively for these expenses in the fiscal year ended March 31, 2006.

OTHER INCOME (EXPENSE)

For the fiscal year ended March 31                                     Increase/(decrease)
                                        2007            2006            $              %
----------------------------------  ------------    ------------   ------------    ----------
Other Income (Expense)              $(17,274,884)   $   (349,621)  $ 16,925,263     4,841.0%

The increase in other income (expense) during fiscal 2007 was directly attributed to certain non-cash transactions in fiscal 2007 which had a significant financial statement impact. Of these transactions $10,766,106 were charges relating to the marking to market of the Company's derivative financial instruments. In addition, during fiscal 2007 and 2006 the Company issued various forms of notes with warrants and/or beneficial conversion features, resulting in significant discounts to the notes. During fiscal 2007 and 2006, amortization expense related to these discounts was $2,792,691 and $306,902, respectively. Additionally in fiscal 2007, the Company issued common stock in settlement of notes payable. The fair value of these shares was determined to be $2,701,323 in excess of the notes payable settled, thus, resulting in an additional charge.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business. The report of our independent auditors contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern as a result of recurring losses and negative cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary if we are unable to continue as a going concern.

Our principal sources of liquidity consist of cash and cash equivalents, cash generated from product sales and construction contracts, and the issuance of equity and/or debt securities. In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, the debt service requirements of our notes payable, capital expenditures and general corporate purposes. In addition, as our sales and operations ramp up, we anticipate significant purchases of equipment for the construction of plants utilizing the CFS Technology and possibly for purchase of OC Energy drinks from our bottler for wholesale to the distribution and retail channels. As of March 31, 2007, we had cash and cash equivalents of $502,278 and notes payable outstanding of $2,770,434.

We believe that our existing sources of liquidity, along with cash expected to be generated from product sales and construction contracts, will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements through July 2008. We will need to continue a focused program of capital expenditures to affect our CFS Technology project constructions and OC Energy drink production capacity expansion. In order to fund capital expenditures or increase our working capital above our current plan, or complete any acquisitions, we may seek to obtain additional debt or equity financing. We may also need to seek to obtain additional debt or equity financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated, or if we fail to achieve anticipated revenue, experience significant increases in the costs associated with products sales, or if we engage in additional strategic transactions. However, we cannot assure you that such financing will be available to us on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations.

During fiscal 2007, we funded operations through the issuance of $2,600,000 in notes payable under various terms.

OPERATING ACTIVITIES

Operating cash flows used during fiscal 2007, reflect our net loss of $23,970,031 and increased working capital requirements, partially offset by non-cash charges (depreciation, amortization of intangible assets, stock-based compensation, non-cash interest expense including the amortization of debt discounts, and the change in the fair value of derivative instruments) of approximately $21,831,828.

Operating cash flows used during fiscal 2006, reflect our net loss of $2,036,561 and increased working capital requirements, partially offset by non-cash charges related to the amortization of debt discounts of approximately $306,902. In addition, at the time due to the emphases in the sale of Aquair's atmospheric water generators, a significant portion of the Company's operating cash was used in the purchase of those units of approximately $290,000.

INVESTING ACTIVITIES

Investing cash flows using during fiscal 2007, reflect the payment of $200,000 to Catalyx Fluid Solutions, Inc. to be offset against future royalties due to them. In addition, the Company purchased $18,137 in property and equipment related to expanding their operations. Investing cash flows used during fiscal 2006 were not significant.

FINANCING ACTIVITIES

Financing cash flows provided during fiscal 2007, reflect the Company borrowing $2,600,000 to fund operations during the year. In addition, $208,300 of the proceeds were used to satisfy previous borrowings from fiscal 2006. In fiscal 2006, financing cash flows provided are the result of loans received of $1,613,940 to fund operations.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The methods, estimates, and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined "critical accounting policies" as those accounting policies that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates are described below under the heading "Revenue Recognition." We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 1, "Summary of Organization and Significant Accounting Policies" in the notes to our audited financial statements appearing elsewhere in this report. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available, and actual results may differ significantly from these estimates.

IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 144 ("SFAS 144"). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

REVENUE RECOGNITION

Product sales - For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB104"), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

Construction contracts - In accordance with Statement of Position 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts", the Company uses the percentage completion method for the recognition of revenue received in connection with it's engineering, equipment sale and installation contracts. In making the estimate of the percentage of revenue to recognize, the Company compares costs to the total projected cost of the contract. Accordingly, the Company recognizes that portion of the revenue and record the balance of the cash received as deferred revenues, which is included within accrued liabilities on the accompanying balance sheet.

STOCK-BASED COMPENSATION

On December 16, 2004, the FASB published Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R were effective as of the first interim period that begins after December 15, 2005.

The Company has adopted SFAS 123R, which requires disclosure of the fair value and other characteristics of stock options, and SFAS 148 "Accounting for Stock-Based Compensation -- Transition and Disclosure," which requires more prominent disclosure about the effects of an entity's accounting policy decisions with respect to stock-based compensation on reported net loss. The Company has reflected the expense of such stock based compensation based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123R. There were no options issued to employees as of March 31, 2006, all other options and warrants had been accounted for at fair value using the Black Scholes valuation model. Thus, the impact of adopting SFAS 123R was immaterial to the Company's financial statements.

In connection with the adoption of SFAS 123R, we estimate the fair value of our share-based compensation utilizing the Black-Scholes pricing model. The fair value of the options granted is amortized as compensation expense on a straight line basis over the requisite service period of the award, which is generally the vesting period. The fair value calculations involve significant judgments, assumptions, estimates and complexities that impact the amount of compensation expense to be recorded in current and future periods. The factors include: (1) The time period our stock-based compensation awards are expected to remain outstanding based upon the average of the original award period and the remaining vesting period in accordance with SEC Staff Accounting Bulletin 107 simplified method. Our Company's stock trading history has been relatively short (since January 2005). Our expected term assumption for awards issued during the year ended March 31, 2007 was five years. As additional evidence develops from our stock's trading history, the expected term assumption will be refined to capture the relevant trends. (2) The future volatility of our stock has been estimated based upon our entire trading history from inception to the reporting date. (3) A dividend yield of zero has been assumed for awards issued during the year ended March 31, 2007 based upon our actual past experience and the fact that we do not anticipate paying a dividend on our shares in the near future.
(4) We have based our risk-free interest rate assumption for awards issued during the year ended March 31, 2007 based upon the weighted-average yield of 5.25% available on US Treasury debt instruments with an equivalent expected term. (5) Forfeiture rates for awards issued during these periods have not yet been estimated as the Company has only recently issued share based awards and no forfeiture data has been available to the Company as a result.

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force ("EITF") 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning in years beginning after December 15, 2006. We are currently assessing the impact of FIN 48 on our consolidated financial statements and plan to adopt the provisions of FIN 48 as of April 1, 2007.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 provides accounting guidance on the definition of fair value and establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We plan to adopt the provisions of SFAS 157 on April 1, 2008 and we are currently assessing the impact of the adoption of SFAS 157 on our results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal year beginning after November 15, 2007. We are currently assessing the impact of adopting SFAS 159 on our results of operations and financial condition.

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

In the course of the audit of our consolidated financial statements for the fiscal year ended March 31, 2007, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In the course of the audit of our consolidated financial statements for the fiscal year ended March 31, 2007, we determined that there were errors in the accounting treatment and reported amounts in our previously filed consolidated financial statements for the quarters ended September 30 and December 31, 2006 as reported on the Company's Form 8-K as filed with the SEC on July 9, 2007. Therefore, the Company has restated such quarterly periods.

Notwithstanding the restatements described above, the Company's management has concluded that the consolidated financial statements included in this Report on Form 10-KSB for the fiscal year ended December 31, 2007 fairly state, in all material respects, the Company's financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. The reason for this conclusion is that the Company ascertained the errors associated with the presentation of the financial information in the course of the audit of its consolidated financial statements for the fiscal year ended March 31, 2007.

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

PLAN FOR REMEDIATION OF MATERIAL WEAKNESSES

Subsequent to the discovery and report of the foregoing material weaknesses, the Company's Audit Committee has met, reviewed the internal controls over financial reporting and the above material weaknesses, and has made certain recommendations regarding the use of qualified independent accounting consultants to assist in the review of financial statements and the calculation and presentation of complex financial transactions.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this Item is incorporated herein by reference to Company's Proxy Statement.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement.

ITEM 13. EXHIBITS

See Exhibit Index.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                      R G GLOBAL LIFESTYLES, INC.

Dated: July 13, 2007                  /s/ Grant King
                                      ------------------------------------------
                                      By: Grant King,
                                      Chief Executive Officer,

Dated: July 13, 2007                  /s/ William Hitchcock
                                      ------------------------------------------
                                      By: William Hitchcock
                                      Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                               TITLE                     DATE
---------------------------   -------------------------  -----------------------

/s/ Juzer Jangbarwala         Chairman of the Board      July 13, 2007
---------------------------
Juzer Jangbarwala

/s/ Grant King                Director                   July 13, 2007
---------------------------
Grant King

/s/ David Koontz              Director                   July 13, 2007
---------------------------
David Koontz

/s/ Joseph Murray             Director                   July 13, 2007
---------------------------
Joseph Murray

/s/ Steve Ritchie             Director                   July 13, 2007
---------------------------
Steve Ritchie

                                  EXHIBIT INDEX

EXHIBIT NUMBER                          DESCRIPTION
--------------   ---------------------------------------------------------------
      2.0        Agreement and Plan of Reorganization dated July 8, 2004.(1)
      3.1        Articles of Incorporation of International Beauty Supply Ltd.
                 ("IBS") filed July 12, 1985.(2)
      3.2        Amendment to Articles of Incorporation of IBS filed May 28,
                 1993.(2)
      3.3        Certificate of Amendment to Articles of Incorporation of the
                 L.L. Knickerbocker Company Inc. ("LLK") filed June 27, 1994.(2)
      3.4        Certificate of Amendment to Articles of Incorporation of LLK
                 filed September 29, 1994.(2)
      3.5        Certificate of Amendment of the Articles of Incorporation of
                 LLK, filed September 1, 1995. (5)
      3.6        Certificate of Amendment of the Articles of Incorporation of
                 LLK, filed June 19, 1996. (5)
      3.7        Certificate of Amendment to the Articles of Incorporation of
                 LLK filed April 22, 1999.(3)
      3.8        Certificate of Amendment to the Articles of Incorporation of
                 the L.L. Knickerbocker Company Inc. filed January 9, 2003. (5).
      3.9        Bylaws of the L.L. Knickerbocker Company Inc.(4)
      4.1        Form of Stock Purchase Warrant. (9)
      4.2        Form of Callable Secured Convertible Note. (9)
      4.3        Warrant issued to Ascendiant Securities, LLC. (10)
      10.1       Consulting Agreement between Aquair and Steve Ritchie dated
                 July 18, 2005. (6)
      10.2       Master Separation and Distribution Agreement dated November 15,
                 2005. (7)
      10.3       Distribution Agreement entered into between Aquair, Inc. and
                 Locke Media dated August 30, 2005 filed November 14, 2005. (6)
      10.4       Agreement entered into between Aquair and Entech Sales dated
                 November 2005. (8)
      10.5       Securities Purchase Agreement. (9)
      10.6       Security Agreement. (10)
      10.7       Intellectual Property Security Agreement. (10)
      10.8       Rental Agreement between Aquair and Pinnacle International,
                 Inc. dated October 1, 2004. (5)
      10.9       Private Label Agreement between Aquair and Ahoy Network
                 Association, Ltd, dated November 20, 2004. (5)
      10.10      Exclusive Sales and Marketing Agreement between Aquair and
                 Munters Corporation dated June 8, 2005. (5)
      10.11      Company's 2006 Incentive and Nonstatutory Stock Option Plan.
                 (10)
      10.12      Engagement Agreement with Ascendiant Securities, LLC. (11)
      10.13      Registration Rights Agreement. (9)
      10.14      Technology Transfer Agreement between the Company and Catalyx
                 Fluid Solutions, Inc., as amended, effective January 2007, filed herewith.
      14.1       Code of Ethics (5)
      21.1       Subsidiaries
      31.1       Certification of Chief Executive Officer Pursuant to the
                 Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as
                 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
                 2002
      31.2       Certification of Chief Accounting Officer Pursuant to the
                 Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as
                 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
                 2002
      32.1       Certification of Chief Executive Officer pursuant to 18 U.S.C
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
      32.2       Certification of Chief Accounting Officer pursuant to 18 U.S.C
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

-----------------
(1) Incorporated by reference to the Company's report on Form 8-K as filed August 23, 2004.
(2) Incorporated by reference to the L.L. Knickerbocker Co., Inc. Form SB-2 Registration Statement No. 33-85230-LA as filed on October 13, 1994.
(3) Incorporated by reference to L.L. Knickerbocker Co., Inc. Form 10-K as filed on April 14, 2000.
(4) Incorporated by reference to the L.L. Knickerbocker Co., Inc. Annual Report on Form 10-KSB as filed on March 29, 1995.
(5) Incorporated by reference to the Company's Annual Report on Form 10-KSB as filed on June 24, 2005.
(6) Incorporated by reference to the Company's Form 10-QSB, as filed on November 14, 2005.
(7) Incorporated by reference to the Company's Form 8-K, as filed on November 16, 2005.
(8) Incorporated by reference to the Company's Form 10-QSB, as filed on February 15, 2006.
(9) Incorporated by reference to the Company's Form 8-K, as filed on June 8, 2006.
(10) Incorporated by reference to the Company's Form SB-2 Registration
No. 333-135966, as filed July 21, 2006.
(11) Incorporated by reference to the Company's Form SB2/A Registration
No. 333-135966, as filed August 29, 2006.

ITEM 7. FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS:

F-2        Report of Independent Registered Public Accounting Firm;

F-3        Report of Independent Registered Public Accounting Firm;

F-4        Consolidated Balance Sheet as of March 31, 2007;

F-5 Consolidated Statements of Operations For Years Ended March 31, 2007 and 2006;

F-6 Consolidated Statement of Stockholders' Deficit for the Years Ended March 31, 2006 and 2007;

F-7 Consolidated Statements of Cash Flows for the Years Ended March 31, 2007 and 2006;

F-8        Notes to Consolidated Financial Statements;

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
RG Global Lifestyles, Inc.

We have audited the accompanying consolidated balance sheet of RG Global Lifestyles, Inc. and its subsidiaries (the "Company") as of March 31, 2007, and the related statement of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RG Global Lifestyles, Inc. and subsidiaries as of March 31, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 of the consolidated financial statements, the Company has incurred losses, has used cash in operating activities and has a significant stockholders' deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McKennon Wilson & Morgan LLP
--------------------------------

Irvine, California
July 13, 2007

BECKSTEAD AND WATTS, LLP
------------------------
CERTIFIED PUBLIC ACCOUNTANTS
                                                    2425 W Horizon Ridge Parkway
                                                             Henderson, NV 89052
                                                              702.257.1984 (tel)
                                                              702.362.0540 (fax)


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

Board of Directors
RG Global Lifestyles, Inc.

We have audited the consolidated statement of operations, stockholders' deficit, and cash flows of RG Global Lifestyles, Inc. and subsidiaries (the "Company"), for the year ended March 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RG Global Lifestyles, Inc. and subsidiaries results of operations and cash flows for the year ended March 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 of the consolidated financial statements, the Company has incurred losses, has used cash in operating activities and has a significant stockholders' deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Beckstead and Watts, LLP
------------------------------------------
June 23, 2006

                           RG GLOBAL LIFESTYLES, INC.
                           Consolidated Balance Sheet
                                 March 31, 2007

ASSETS

Current assets:
  Cash and cash equivalents                                        $    502,278
  Accounts receivable                                                        63
  Inventory                                                             253,854
  Federal income taxes refund receivable                                155,000
  Prepaids and other current assets                                      25,976
                                                                   ------------
    Total current assets                                                937,171
                                                                   ------------

  Property and equipment, net                                            16,775
  Intangible assets, net                                              4,299,664
  Other assets                                                          236,016
                                                                   ------------

TOTAL ASSETS                                                       $  5,489,626
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                 $     93,434
  Accrued liabilities                                                   138,410
  Deferred revenues                                                     115,963
  State income taxes payable                                             95,000
  Secured convertible notes payable                                   1,870,434
  Notes payable (net of discounts of $460,137)                          439,863
  Warrant liability                                                   6,596,100
  Conversion feature liability                                        5,307,938
                                                                   ------------
  Total current liabilities                                          14,657,142

Stockholders' deficit:

Preferred stock, $0.001 par value, 10,000,000 shares
  authorized, no shares issued and outstanding                               --
Common stock, $0.001 par value, 100,000,000 shares
  authorized, 26,022,592 shares issued and outstanding                   26,023
Additional paid-in capital                                           16,470,286
Accumulated deficit                                                 (25,663,825)
                                                                   ------------
                                                                     (9,167,516)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $  5,489,626
                                                                   ============


   The accompanying notes are an integral part of these financial statements.




                                   RG GLOBAL LIFESTYLES, INC.
                              Consolidated Statements of Operations


                                                                    For the years ended
                                                                          March 31,
                                                                ----------------------------
                                                                    2007            2006
                                                                ------------    ------------

Revenues                                                        $     89,326    $     69,340
Cost of revenues                                                     146,351          42,027
                                                                ------------    ------------

  Gross profit (loss)                                                (57,025)         27,313

  General and administrative expenses (including
    stock based compensation of $4,651,581
    and zero, respectively)                                        6,565,505         839,174
  Selling and marketing expenses                                     129,473          36,997
                                                                ------------    ------------
    Total expenses                                                 6,694,978         876,171
                                                                ------------    ------------

Operating loss                                                    (6,752,003)       (848,858)
                                                                ------------    ------------

Other income (expense):
  Interest income                                                        468             283
  Interest expense - related party                                   (14,279)        (53,002)
  Interest expense                                                (3,793,644)       (306,902)
  Fair value of common stock issued in
    excess of notes payable satisfied                             (2,701,323)             --
  Gain on sale of asset                                                   --          10,000
  Change in fair value of derivative liabilities                 (10,766,106)             --
                                                                ------------    ------------

    Total other (expense)                                        (17,274,884)       (349,621)

Net loss before income tax and discontinued operations           (24,026,887)     (1,198,479)
                                                                ------------    ------------

(Provision) benefit for income taxes                                  56,856            (314)

Net loss from continuing operations                              (23,970,031)     (1,198,793)
                                                                ------------    ------------

Discontinued Operations:
  Income from discontinued operations, net of tax                         --         371,868
  Loss on distribution of discontinued operations, net of tax             --      (1,209,636)
Net loss from discontinued operations                                     --        (837,768)
                                                                ------------    ------------

Net loss                                                        $(23,970,031)   $ (2,036,561)
                                                                ============    ============

Weighted average number of
  common shares outstanding - basic and fully diluted             19,771,710      17,650,000
                                                                ============    ============

Net loss per share - basic and fully diluted
  Continuing operations                                         $      (1.21)   $      (0.07)
                                                                ============    ============
  Discontinued operations                                       $         --    $      (0.05)
                                                                ============    ============


           The accompanying notes are an integral part of these financial statements.




                                                   RG GLOBAL LIFESTYLES, INC.
                                     Statement of Changes in Stockholders' Equity (Deficit)
                                          For the years ended March 31, 2007 and 2006


                                                                                                                     Total
                                          Common Stock             Additional    Prepaid Share      Retained      Stockholders'
                                  ----------------------------      Paid-in         Based           Earnings         Equity
                                     Shares          Amount         Capital      Compensation      (Deficit)       (Deficit)
                                  ------------    ------------    ------------    ------------    ------------    ------------

Balance March 31, 2005              25,150,000    $     25,150    $    269,156    $         --    $    342,767    $    637,073

Common shares received for
  distribution of subsidiary        (7,500,000)         (7,500)          7,500              --              --              --
Options granted to related
  party for services                        --              --          81,855         (81,855)             --              --
Warrants issued for services                --              --         107,555        (107,555)             --              --
Warrants granted in
  connection with notes payable             --              --         972,041              --              --         972,041
Forgiveness of debt on
  distribution                              --              --          66,975              --              --          66,975
Net loss                                    --              --              --              --      (2,036,561)     (2,036,561)
                                  ------------    ------------    ------------    ------------    ------------    ------------
Balance, March 31, 2006             17,650,000          17,650       1,505,082        (189,410)     (1,693,794)       (360,472)

Conversions of secured notes
  payable into common stock            778,053             778         115,897              --              --         116,675
Reclass of conversion feature
  liability upon conversion
  of secured notes payable in
  common stock                              --              --         844,828              --              --         844,828
Fair value of warrants
  issued in connection with
  secured notes payable                     --              --         611,036              --              --         611,036
Common stock issued in
  settlement of 2006 notes
  payable                            6,282,150           6,282       3,951,472              --              --       3,957,754
Fair value of beneficial
  conversion feature and
  warrants issued in
  connection with 2007 notes
  payable                                   --              --         600,000              --              --         600,000
Fair value of 8,000,000
  warrants issued to acquire
  Catalytx's Technology                     --              --       4,381,113              --              --       4,381,113
Cashless exercises of stock
  options                            1,312,389           1,313          (1,313)             --              --              --
Fair value of warrants issued
  to consultants for services               --              --         612,271              --              --         612,271
Stock based compensation                    --              --       4,039,310              --              --       4,039,310
Removal of prepaid compensation             --              --        (189,410)        189,410              --              --
Net loss                                    --              --              --              --     (23,970,031)    (23,970,031)
                                  ------------    ------------    ------------    ------------    ------------    ------------
Balance, March 31, 2007             26,022,592    $     26,023    $ 16,470,286    $         --    $(25,663,825)   $ (9,167,516)
                                  ============    ============    ============    ============    ============    ============


                           The accompanying notes are an integral part of these financial statements.




                                   RG GLOBAL LIFESTYLES, INC.
                             Consolidated Statements of Cash Flows

                                                                        For the years ended
                                                                              March 31,
                                                                    ----------------------------
                                                                        2007            2006
                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
CONTINUING OPERATIONS
Net loss                                                            $(23,970,031)   $ (2,036,561)
Income from discontinued operations                                           --        (371,868)
Loss on distribution of discontinued operations                               --       1,209,636
                                                                    ------------    ------------
Net loss from continuing operations                                  (23,970,031)     (1,198,793)
Adjustments to reconcile net loss to
   net cash used by continuing operations:
     Amortization of debt discounts related
       to beneficial conversion features
       and warrants                                                    2,792,691         306,901
     Amortization of debt issuance costs                                 837,316              --
     Depreciation and amortization of intangibles                         82,811              --
     Fair value of common stock issued in excess
       of notes payable forgiven                                       2,701,323              --
     Change in fair value of derivative liabilities                   10,766,106              --
     Stock based compensation and warrant expense                      4,651,581              --
Changes in operating assets and liabilities:
     Accounts receivable                                                     837            (900)
     Inventory                                                          (253,854)         25,875
     Federal income taxes refund receivable                             (155,000)             --
     Prepaids and other current assets                                   150,046        (176,021)
     Accounts payable                                                     55,036          39,272
     Accrued liabilities                                                 330,334          37,993
     Due to affiliate                                                         --        (172,337)
     Income taxes payable                                                 93,619            (300)
                                                                    ------------    ------------
Net cash used in continuing operations                                (1,917,185)     (1,138,310)
Net cash used in discontinued operations                                      --        (116,062)
                                                                    ------------    ------------
Net cash used in operating activities                                 (1,917,185)     (1,254,372)
                                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                   (18,137)             --
   Proceeds from sale of intangible assets                                    --          10,000
   Other assets                                                          (74,481)       (136,535)
                                                                    ------------    ------------
Net cash used in continuing operations                                   (92,618)       (126,535)
Net cash used in discontinued operations                                      --         (46,033)
                                                                    ------------    ------------
Net cash used by investing activities                                    (92,618)       (172,568)
                                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                         2,373,720       1,613,940
   Payments on notes payable                                            (208,300)             --
                                                                    ------------    ------------
Net cash provided by continuing operations                             2,165,420       1,613,940
Net cash provided by discontinued operations                                  --              --
                                                                    ------------    ------------
Net cash provided by financing activities                              2,165,420       1,613,940
                                                                    ------------    ------------

Net increase in cash provided by continuing operations                   155,617         187,000
Cash - beginning of year                                                 346,661         159,661
                                                                    ------------    ------------
Cash - ending of year                                               $    502,278    $    346,661
                                                                    ============    ============

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION
   Cash paid during the year for:
     Income taxes                                                   $      3,200    $         --
                                                                    ============    ============
     Interest                                                       $     28,479    $         --
                                                                    ============    ============
   Non-cash investing and financing activities:
     Issuance of warrants for Catalytx's technology                 $  4,381,113    $         --
                                                                    ============    ============
     Issuance of common stock for settlement of notes payable       $  1,179,315    $         --
                                                                    ============    ============
     Conversion of secured notes payable into common stock          $     71,267    $         --
                                                                    ============    ============


           The accompanying notes are an integral part of these financial statements.


                                              F-7

                           RG GLOBAL LIFESTYLES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION, HISTORY AND SIGNIFICANT ACCOUNTING POLICIES AND
PROCEDURES

ORGANIZATION AND HISTORY
------------------------
R.G. Global Lifestyles, Inc. (the "Company"), was originally incorporated in California on July 12, 1985 as International Beauty Supply Ltd. The name of the corporation was changed on May 28, 1993 to L.L. Knickerbocker Co., Inc., and thereafter on January 9, 2003 to the present name, R.G. Global Lifestyles, Inc.

CONTINUING OPERATIONS

The Company operates in three (3) segments, through various subsidiaries.

Its wholly-owned subsidiary, Aquair, Inc., ("Aquair") distributes, markets and resells atmospheric water generators, a business which the Company entered into in fiscal 2007. On July 26, 2006, the Company formed two wholly-owned subsidiaries in Hong Kong and Taiwan Limited. The purpose of the subsidiary is to develop markets in Asian and South Pacific countries. The foreign subsidiaries commenced limited operations during the year ended March 31, 2007.

In September 2006, the Company developed and introduced a line of energy drinks and oxygenated bottled water products under the name of OC Energy Drinks (TM), through its wholly-owned subsidiary On Line Surgery, Inc. The Company is currently in the process of the changing the name of the entity to OC Energy Drinks, Inc. ("OC Energy").

On December 24, 2006, the Company entered into a series of agreements to acquire technology for the use in removing excessive sodium from the water associated with wet-bed methane mining from Catalyx Fluid Solutions, Inc. ("Catalyx") in exchange for issuance of warrants to purchase eight (8) million shares of the Company' s common stock. See Note 5 for additional information. The Company entered into a long-term contract using this technology in the fourth quarter of fiscal 2007.

DISCONTINUED OPERATIONS

During the fiscal year commencing April 1, 2005, for a period of six (6) months, the Company through its subsidiary, Amerikal Nutraceutical Corporation ("Amerikal"), manufactured, sold and distributed dietary supplements, health and beauty aid products. The primary markets for Amerikal during this period were Southeast Asia and Asia. Amerikal also manufactured, sold and distributed dietary supplements, health and beauty-aid products in the United States of America during this period, through its division named Magna-1 USA.

In September 2005, the Company entered into an agreement with a group of its shareholders to distribute Amerikal, in exchange for 7,500,000 shares of the Company's common stock. The transaction closed on October 1, 2005. The distribution of Amerikal qualified for treatment as discontinued operations in accordance with FASB Statement No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. The Company has reflected the operations of the distributed subsidiary as discontinued operations in its consolidated financial statements for the fiscal year ended March 31, 2006.

On May 2, 2005, the Company formed On Line Surgery, Inc, a wholly-owed subsidiary, for purpose of diversifying its market, and to develop internet marketing for the companies products. In October 2005, the Company sold its rights to www.onlinesurgery.com. The website was the sole asset related to On Line Surgery, Inc., which never commenced operations. Subsequent to March 31, 2007, the entity's name was changed to OC Energy Drinks, Inc.

CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Aquair, OC Energy and Catalyx, after elimination of all material inter-company accounts, transactions and profits.

                           RG GLOBAL LIFESTYLES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CASH EQUIVALENTS
----------------
Management considers all highly-liquid investments with an original maturity of three (3) months or less to be cash equivalents.

INVENTORY
---------
At March 31, 2007, the Company had inventory consisting of three (3) finished mobile air-to-water units manufactured by a contract manufacturer valued at cost in the amount of $253,854. Inventory is recorded at the lower of cost (first-in, first-out) or net realizable market value.

PROPERTY AND EQUIPMENT
----------------------
Property and equipment are recorded at cost and depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The estimated lives of property and equipment are as follows:

Office equipment           five (5) years
Computer software          three (3) years
Furniture and fixtures     seven (7) years

IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS
----------------------------------------------
The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 144 ("SFAS 144"). The Statement requires that long-lived assets and certain identifiable intangibles with definite lives, which are held and used by the Company, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

CONVERSION FEATURES AND WARRANTS ISSUED WITH CONVERTIBLE DEBT
-------------------------------------------------------------
The Company's derivative financial instruments consist of embedded derivatives related to the senior convertible secured notes. These embedded derivatives include the conversion feature and the detachable warrants. As of the inception date of the agreement as the debt was not considered conventional as defined in EITF 05-2, The Meaning of "Conventional Convertible Debt Instruments" in issue No. 00-19). The accounting treatment of derivative financial instruments requires that the Company record the conversion feature and related warrants at their fair values and record them at fair value as of each subsequent balance sheet date. Any change in fair value is to be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.

EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF 00-27, "Application of Issue 98-5 to Certain Convertible Instruments" governs the calculation of an embedded beneficial conversion, which is treated as an additional discount to the to the instruments where derivative accounting (explained above) does not apply. The amount of the value of warrants and beneficial conversion feature may reduce the carrying value of the instrument to zero, but no further. The discounts relating to the initial recording of the derivatives or beneficial conversion features are accreted over the term of the debt.

                           RG GLOBAL LIFESTYLES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DERIVATIVE FINANCIAL INSTRUMENTS
--------------------------------
Derivative financial instruments, as defined in Financial Accounting Standard No. 133, Accounting for Derivative Financial Instruments and Hedging Activities ("FAS 133"), consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, The Company has issued financial instruments including senior convertible notes payable and freestanding stock purchase warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by FAS 133, in certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

The Company estimates the fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objectively measuring fair values. In selecting the appropriate technique, consideration is give to, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, the Company generally uses the Black-Scholes option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company's operating results will reflect the volatility in these estimate and assumption changes.

CONCENTRATION OF CREDIT RISK
----------------------------
At times, the Company maintains cash balances at a financial institution in excess of the FDIC insurance limit.

We extend credit to customers in the normal course of business, after we evaluate the credit worthiness. We do not expect to take any unnecessary credit risks causing significant causing write-offs of potentially uncollectible accounts.

REVENUE RECOGNITION
-------------------
PRODUCT SALES - For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB104"), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

CONSTRUCTION CONTRACTS - In accordance with Statement of Position 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts", the Company uses the percentage completion method for the recognition of revenue received in connection with it's engineering, equipment sale and installation contracts. In making the estimate of the percentage of revenue to recognize, the Company compares costs to the total projected cost of the contract. Accordingly, the Company recognizes that portion of the revenue, and records the unearned portion of the cash received as deferred revenues, which is included within accrued liabilities on the accompanying consolidated balance sheet.

                           RG GLOBAL LIFESTYLES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


LOSS PER SHARE
--------------
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period, after giving effect to dilutive common stock equivalents, such as stock options, warrants and convertible debt. The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive for the years ended March 31, 2007 and 2006:

                                                      2007               2006
                                                   ----------         ----------
Common stock options                               13,851,230            100,000
Common stock warrants                              15,403,940          1,733,940
Secured convertible notes                           3,308,040                 --
                                                   ----------         ----------
Total                                              32,563,210          1,833,940
                                                   ----------         ----------

STOCK-BASED COMPENSATION
------------------------
On December 16, 2004, the FASB published Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R were effective as of the first interim period that begins after December 15, 2005.

The Company has adopted SFAS 123R, using the modified prospective method, which requires use of the fair value method. The Company has reflected the expense of such stock-based compensation based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123R. There were no options issued to employees as of March 31, 2006, all other options and warrants had been accounted for at fair value using the Black-Scholes valuation model. Thus, the impact of adopting SFAS 123R was immaterial to the Company's financial statements.

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force ("EITF") 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

ESTIMATES
---------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the valuation of derivatives, equity instruments such as options and warrants, potential litigation exposures and the percentage of completion related to construction contracts. Actual results could differ from those estimates.

                           RG GLOBAL LIFESTYLES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RECLASSIFICATION
----------------
Certain reclassifications have been made to the prior year's statement of operations to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------
Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaids, accounts payable, accrued liabilities, notes payable and derivative liabilities. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

SEGMENT REPORTING
-----------------
The Company reports its segments under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance.

INCOME TAXES
------------
The Company follows SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------
In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning in years beginning after December 15, 2006. We are currently assessing the impact of FIN 48 on our consolidated financial statements and plan to adopt the provisions of FIN 48 as of April 1, 2007.

                           RG GLOBAL LIFESTYLES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 provides accounting guidance on the definition of fair value and establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We plan to adopt the provisions of SFAS 157 on April 1, 2008 and we are currently assessing the impact of the adoption of SFAS 157 on our results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal year beginning after November 15, 2007. We are currently assessing the impact of adopting SFAS 159 on our results of operations and financial condition.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company during the year ended March 31, 2007 incurred an operating loss before income taxes of $24,026,887, used $1,917,185 cash from operations, and generated only $89,326 in revenues. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain equity and/or debt financing and ultimately achieving profitable operations from the development of its new business opportunities. Currently, the Company does not have any commitments or assurances for additional capital. However, the Company recently announced the execution of a contract with a customer for licensing of its water treatment technology in the oil and gas industry, and is currently in the process of performing its engineering, equipment sale and installation contract for similar technology with another customer. There can be no assurance that the revenue from these contracts will be sufficient for the Company to achieve profitability in its operations, and it is possible that additional equity or debt financing may be required to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities, which might be necessary in the event the Company cannot continue as a going concern.

NOTE 3 - PREPAIDS

At March 31, 2007, the Company had prepaid assets with various vendors comprised of the following:


             Deposit with vendors                                      $ 12,724
             Other                                                       13,252
                                                                       --------
             Total                                                     $ 25,976
                                                                       ========

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2007, consisted of the following:

             Office equipment, furniture and fixtures                  $ 18,137
             Accumulated depreciation                                    (1,362)
                                                                       --------
             Total                                                     $ 16,775
                                                                       ========

During the years ended March 31, 2007 and 2006, the Company recorded depreciation expense of $1,362 and $0, respectively.

                           RG GLOBAL LIFESTYLES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - INTANGIBLE ASSETS

On July 12, 2006, the Company executed a letter of intent with Catalyx to license their patented technology for use in removing excessive sodium from the water associated with wet bed methane mining.

Due to the initial reception of the technology, the Company decided to acquire the technology. On December 24, 2006, the Company entered into a series of agreements with Catalyx pursuant to which the Company acquired certain technology, know-how, and patent rights related to water treatment for use in the oil and gas industry. This patent has a remaining legal life of 14 years. The Company acquired the technology to expand their water purification operations to the oil and gas industry. In accordance with the agreements, the Company issued warrants to purchase eight million shares of the Company's common stock at various exercise prices ranging from $0.21 to $0.40. The Company valued these warrants using the Black Scholes option valuation model using a term of five years for the warrants, a risk free interest rate of 5.25% and a volatility of the Company's stock as of the date of issuance of 243%, and determined that the value of the warrants issued was $4,381,113. This amount was recorded as an intangible asset on the consolidated balance sheet, and is being amortized over the period of its estimated benefit period of 14 years. In addition, per the terms of the acquisition agreement the initial $200,000 paid will be offset against future royalties due to Catalyx under the agreement.

During the year ended March 31, 2007, the Company recorded amortization expense of $81,449. Estimated aggregate amortization expense for each of the five succeeding years is as follows: 2008: $312,937; 2009: $312,937; 2010: $312,937;
2011: $312,937; and 2012: 312,937; thereafter $2,734,979.

NOTE 6 - DEPOSITS

At March 31, 2007, the Company had deposits with various vendors comprised of the following:

             Future royalties under technology
               transfer agreement                                       $200,000
             Legal retainers                                              10,808
             Other                                                        25,208
                                                                        --------
             Totals:                                                    $236,016
                                                                        ========

NOTE 7 - NOTES PAYABLE

2006 NOTES PAYABLE
------------------
On November 15, 2005, the Company began a private placement of notes ("2006 Notes") and warrants (collectively the "2006 Unit"). The 2006 Notes incurred interest per annum at 8%, with a maturity date of one year after the loan date. For each dollar of 2006 Notes issued, the investor received a warrant to purchase one share of the Company's common stock at an exercise price equal to the lowest closing price of the Company's common stock for the period of one year from to the loan date. The warrants expire in five (5) years.

From November 15, 2005 to December 22, 2005, the Company entered into seven separate 2006 Unit agreements totaling $1,313,940, of which $613,940 was previously loaned to the Company and then exchanged for the 2006 Units. Included in the 2006 Notes was $708,132 of amounts due to three (3) related parties, consisting of the Chief Executive Officer, a Company director, and a shareholder.

In connection with the 2006 Units, the Company issued 1,313,940 warrants; however, the exercise price was unknown on the date of grant. Management used a look back, low price of $0.60 per share in the preceding year from the date of the 2006 Notes, while the closing prices per share on the various dates of the 2006 Notes, ranged from $1.60 to $2.20. The aggregate value of the warrants was $2,534,317. The Company determined the fair value of the warrants on the date of issuance utilizing the Black Scholes method with the following: a risk free interest rate of 5.25%, an estimated life of five years, a volatility of 126%

                           RG GLOBAL LIFESTYLES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and no dividends. The Company allocated $837,119 attributed to the warrants, using the relative fair value of the 2006 Notes and warrants, as a discount to the 2006 Notes. The discount was amortized over the term of the 2006 Notes. During the years ended March 31, 2007 and 2006, the Company amortized $530,217 and $306,902 to interest expense, respectively. All warrants were assigned an exercise price of $0.20 per share one year after the dates of the 2006 Notes in accordance with the agreements.

During the year ended March 31, 2007, the Company repaid one 2006 Note in full in cash, together with accrued interest, in the amount of $162,479, and paid accrued interest payable on note in the amount of $16,000. On December 26, 2006, the Company issued 6,282,150 shares of its common stock at $0.20 per share in full payment of the balance due on six other 2006 Notes totaling $1,256,431. The fair value of the Company's common stock on the date of the transaction was $0.63 per share which exceeded the settlement amount of $0.20. Thus, the Company recorded additional interest expense of $2,701,323 related to the difference between the fair value of the common stock issued and the liabilities satisfied. Of the common shares issued, 3,801,278 shares were issued to related parties in payment of three outstanding 2006 Notes and accrued interest in the total amount of $760,257. The remaining 2,480,872 common shares were issued to un-related parties in satisfaction of three notes and accrued interest in the total amount of $496,174.

On March 31, 2006, the Company issued another 2006 Unit in the amount of $300,000 to an unrelated party. Management used a look back, low price of $0.60 per share in the preceding year, while the closing price per share on the date of this 2006 Note, was $0.76. The Company calculated the fair value of the warrants at $207,360, utilizing the Black Scholes method with the following estimates: a risk free interest rate of 5.25%; an estimated life of five years, volatility of 140% and no dividends. The Company allocated the relative fair value of $122,611 attributed to the warrants as a discount to the note. The discount was amortized over the one-year term of the 2006 Note. During the year ended March 31, 2007, the Company amortized $122,611 to interest expense. As of March 31, 2007, this 2006 Note was due and had not been repaid. This note is technically in default; however, no demand for payment has been made by the holder. Subsequent to March 31, 2007, a portion of this 2006 Note was satisfied through the issuance of common stock, see Note 14. All warrants were assigned an exercise price of $0.20 per share one year after the dates of the 2006 Notes in accordance with the agreements.

2007 NOTES PAYABLE
------------------
On December 26, 2006 and January 12, 2007, the Company entered into three new note agreements (the "2007 Notes") with accredited investors for total proceeds of $600,000. The 2007 Notes have a term of one year and bear interest at 8% per annum. For each dollar loaned, the holders were granted a warrant to purchase one share of the Company's common stock at $0.20 per share (a total of 600,000 warrants). The warrants vest at maturity and expire in five years from the date of issuance. The 2007 Notes and accrued interest are convertible into shares of the Company's common stock upon maturity, at the lowest price traded of the Company's common stock for the prior year, but not less than $0.10 per share.

The Company determined the value of these warrants to be $778,953 using the Black Scholes method with the following weighted average estimates: 5.25% risk free interest rate, 248% volatility, and a five-year life. The Company allocated $320,346 to the warrants based on their relative fair value to the 2007 Notes, resulting in a discount.

In addition, since the lowest conversion price of $0.10 per share was lower than the fair market value of the Company's common stock on the dates of issuance of $0.63 and $1.75, respectively, management used $0.10 per share in its computation of the value of the beneficial conversion feature. The Company valued the beneficial conversion feature as of the date of issuance in the amount of $279,654, and recorded a discount against the 2007 Notes. The total discount between the warrants and the conversion feature applicable to the notes was $600,000. The discount is being amortized over the one year term of the notes. During the year ended March 31, 2007, the Company amortized $139,863 of the discount to interest expense. At March 31, 2007, the remaining discount relating to these notes was $460,137.

                           RG GLOBAL LIFESTYLES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


$2,000,000 SECURED CONVERTIBLE NOTES
------------------------------------
On June 6, 2006, the Company entered into a definitive securities purchase agreement and ancillary agreements with accredited investors for a private placement of $2,000,000 of 6% callable secured convertible notes due June 6, 2009 (the "Secured Notes") and stock purchase warrants to purchase 4,000,000 shares of the Company's common stock, vesting immediately, exercisable before June 6, 2013, with an exercise price of $1.10 subject to adjustment upon certain events. In the event of default, the Secured Notes incur interest at 15% per annum, until such default has been cured. The Company received the proceeds under these Secured Notes in three tranches; June 2006 - $700,000; July 2006 - $600,000; and October, 2006 - $700,000. The Secured Notes are convertible at the option of the holder at any time prior to maturity into shares of the Company's common stock at a conversion price based upon the average of the three (3) lowest trading prices of the Company's common stock for the previous 20 trading days discounted by 50%. In addition, the Company was obligated to file a registration statement registering the shares of the Company's common stock covering the Secured Notes and the related warrants. In July 2006, Company filed a shelf registration with the SEC for the underlying common stock upon conversion of the Secured Notes. The Secured Notes are secured by a security interest in substantially all of the assets of the Company.

In connection with the issuance of the Secured Notes, the Company evaluated the terms and features of the conversion feature and the warrants and determined that the instruments embodied certain derivative features that were not clearly and closely related to the debt instrument. Thus, the conversion feature and warrants did not meet the established criteria for equity classification under EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". On the dates of issuance, the Company allocated the proceeds between the Secured Notes, warrants and conversion feature. Accordingly, the Company accounts for the embedded conversion feature and warrants as derivatives under SFAS No. 133 "Accounting for Derivative Instruments".

Upon issuance, the Company valued the bifurcated embedded conversion feature of the Secured Notes at $4,286,729 using the Black Scholes valuation method based upon the following weighted average variables; a risk free interest rate of 5.25%, a conversion price of $0.27, a volatility of 216%, and a remaining term of 3.0 years.

Upon issuance, the Company valued the 4,000,000 detached warrants to purchase shares of the Company's common stock at $3,443,336 based upon the Black Scholes method of valuation using the following weighted average variables; risk free interest rate of 5.25%, an exercise price of $1.10, a volatility of 150%, and an estimated remaining life of seven years.

The warrants and embedded conversion feature exceeded the carrying value of the Secured Notes, and accordingly, the Company recorded $5,730,065 of additional expense. The Company is amortizing the discount of the Secured Notes of $2,000,000 over the term of the Secured Notes. The conversion feature and warrants are being carried at their respective fair values with changes in their values recorded in the statement of operations.

The Company valued the embedded conversion feature at March 31, 2007 at $5,307,938, using the Black Scholes method of valuation with the following variables; a risk free interest rate of 5.25%, a conversion price of $0.57, a volatility of 265%, and a remaining term of 2.17 years. The change in the fair value of the bifurcated embedded conversion feature liability for the year ended March 31, 2007 was $1,021,209.

At March 31, 2007, the Company valued the warrants at $6,596,100 based upon the Black Scholes method of valuation using the following variables; risk free interest rate of 5.25%, an exercise price of $1.10, a volatility of 265%, and an estimated remaining life of 6.11 years. The change in the fair value of the warrant liability for the year ended March 31, 2007 was $3,152,764.

                           RG GLOBAL LIFESTYLES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In November 2006, the Company made a payment of $66,000 toward the Secured Notes, which reduced accrued interest by $7,700 and reduced the principal balance by $58,300. During the year ended March 31, 2007, the Secured Note holders converted principal of $71,267 and accrued interest of $45,408 into 778,053 shares of the Company's common stock. At the time of conversion, the Company increased additional paid-in capital by $844,828 based on the proportionate share of the fair value of the conversion feature converted. As of March 31, 2007, there was accrued interest payable included in accrued liabilities on the Secured Notes in the amount of $20,908.

The $2,000,000 discount on the Secured Notes was being amortized over the three-year term of the notes. During the year ended March 31, 2007, the Company amortized $685,052 to interest expense. In January 2007, a dispute arose between the Company and the holders of the Secured Notes, see Note 11 for additional information. At March 31, 2007, the Company expensed the remaining discount of $1,314,948 on the Secured Notes and currently carry the notes at their face value due to the dispute. In addition, the Company has not recorded any potential penalty provision under the Secured Notes attributable to the allegations of default based upon the Company's belief that the holders of the Secured Notes violated the terms of the agreement and in reliance upon the analysis of legal counsel to the Company regarding its obligations under the Secured Notes.

Pursuant to an engagement agreement for financial advisory services and as compensation for the Secured Notes financing, the Company issued 640,000 warrants to purchase shares of the Company's common stock and made cash payments of $226,280 to a placement agent and for legal fees. These warrants bear an exercise price of $0.80 per share, and are exercisable for a term of seven years from the date of issuance. The Company determined the value of the warrants to be $611,036 based upon the Black Scholes method of valuation, using the following estimates: 5.25% risk free interest rate, 150% volatility, and an expected life of seven years. Due to a dispute with the Secured Notes holder, all amounts were expensed during the year ended March 31, 2007. See Note 11 for additional information.

NOTE 8 - INCOME TAXES

The provision (benefit) for income taxes consisted of the following for the years ended March 31, 2007 and 2006:


                                                        2007            2006
                                                     -----------    -----------
          CURRENT
            Federal (refund)                         $   (60,000)   $        --
            State                                          3,144            800
                                                     -----------    -----------
                                                         (56,856)           800
          DEFERRED
            Federal                                   (1,882,791)      (157,236)
            State                                       (460,224)            --
            Increase in valuation allowance            2,515,775        157,236
            Change in beginning of year
              valuation allowance                       (172,760)            --
                                                     -----------    -----------
          PROVISION (BENEFIT)                        $   (56,856)   $       800
                                                     ===========    ===========

                           RG GLOBAL LIFESTYLES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Reconciliations of the U.S. federal statutory rate to the actual tax rate follows for the years ended March 31, 2007 and 2006 are as follows:


                                                           2007           2006
                                                          -------       -------

U.S. federal statutory income tax rate                      34.0%         34.0%
State tax - net of federal benefit                           5.8%          5.8%
                                                          -------       -------
                                                            39.8%         39.8%
Permanent differences                                      (29.9%)         0.0%
Others                                                      (0.1%)         0.0%
Increase in valuation allowance                            (11.2%)       (39.8%)
                                                          -------       -------
     Effective tax rate                                     (1.4%)         0.0%
                                                          =======       =======

The major components of the deferred taxes are as follows at March 31, 2007:

                                                                    2007
                                                               ---------------
                                                              Asset (Liability)

Current:
  Accrued Expenses                                             $        35,774
  Other                                                                (11,128)
                                                               ---------------
                                                               $        24,646
                                                               ---------------
Noncurrent:
  State taxes                                                  $      (172,697)
  Stock based compensation                                           2,216,842
  Net operating losses                                                 604,220
                                                               ---------------
                                                                     2,648,365
Valuation allowance                                                 (2,673,011)
                                                               ---------------
Net deferred tax assets                                        $            --
                                                               ===============

For financial reporting purposes based upon continuing operations, the Company has incurred a net loss during the past two fiscal years. Based on the available objective evidence, including the Company's history of losses, management believes it is more likely than not that the net deferred tax assets at March 31, 2007 will not be fully realizable and thus a full valuation allowance has been recorded.

As of March 31, 2007, the Company has not filed its fiscal year ended 2006 and 2005 Federal and California tax returns. Based upon the current and previous years net operating loss being available to carry back to the fiscal year ended March 31, 2005 for Federal income tax purposes, the federal tax liability for the years ended March 31, 2005 will be eliminated and the Company expects to have a refund receivable of approximately $155,000 related to previous taxes paid. Currently, under the state of California tax law, the Company's net operating loss from the current year will not be allowed to be carried back to reduce or eliminate the state income tax liability, with penalties, for the year ended March 31, 2005. Accordingly, the state tax liability, with penalties, of approximately $95,000 is still subject to payment and has been recorded as a current liability on the accompanying consolidated financial statements.

                           RG GLOBAL LIFESTYLES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


At March 31, 2007, the Company has federal net operating carry forwards of approximately $1,880,000 and $460,000 of state net operating loss carry forwards for tax purposes, which will be available to offset future taxable income. The net operating loss carry forward, if not utilized, will begin to expire in 2025. The net operating loss has been computed without regard to the financial loss reported on distribution of discontinued operations, as the Company has been advised that the transaction in which the Amerikal subsidiary was distributed did not give rise to taxable income or loss.

NOTE 9 - STOCKHOLDERS' DEFICIT

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. See Notes 7 and 10 for discussion of common stock issued during the year ended March 31, 2007.

NOTE 10 - OPTIONS AND WARRANTS

In fiscal 2007, we estimated the fair value of our share-based compensation utilizing the Black-Scholes pricing model. The fair value of the options granted is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The fair value calculations involve significant judgments, assumptions, estimates and complexities that impact the amount of compensation expense to be recorded in current and future periods. The factors include: (1) The time period our stock-based compensation awards are expected to remain outstanding based upon the average of the original award period and the remaining vesting period in accordance with SEC Staff Accounting Bulletin 107 simplified method. Our Company's stock trading history has been relatively short (since January 2005). Our expected term assumption for awards issued during the year ended March 31, 2007 was five years. As additional evidence develops from our stock's trading history, the expected term assumption will be refined to capture the relevant trends. (2) The future volatility of our stock has been estimated based upon our entire trading history from inception to the reporting date. (3) A dividend yield of zero has been assumed for awards issued during the year ended March 31, 2007 based upon our actual past experience and the fact that we do not anticipate paying a dividend on our shares in the near future. (4) We have based our risk-free interest rate assumption for awards issued during the year ended March 31, 2007 based upon the weighted-average yield of 5.25% available on US Treasury debt instruments with an equivalent expected term. (5) Forfeiture rates for awards issued during these periods have not yet been estimated as the Company has only recently issued share based awards and no forfeiture data has been available to the Company as a result.

The following variables show the weighted average of variables used in the Black Scholes model for all issuances valued during the fiscal year ended March 31, 2007:

--------------- ---------- --------------- -------------- ------------ ---------
Stock Price at  Dividend   Range of        Risk Free      Volatility   Average
Grant Date      Yield      Exercise Price  Interest Rate               Life
--------------- ---------- --------------- -------------- ------------ ---------
     $0.75          0%       $0.20-$0.69        5.25%         216%       5.0
--------------- ---------- --------------- -------------- ------------ ---------

OPTIONS
-------
In July 2005, the Company entered into a three-year agreement with a consultant, who later became a related party (Director of the Company). As a portion of the compensation due to consultant under the agreement, the Company issued options to purchase 100,000 shares of the Company's common stock vesting at the rate of one-third at the end of each 12 months under the agreement. The Company determined the fair market value of the options as of the date of the grant at $346,379, using the Black Scholes valuation method with the following estimates:
4.0% risk free rate and 100% volatility of the Company's common stock. Compensation expense recorded during the year ended March 31, 2007 was approximately $138,350.

                           RG GLOBAL LIFESTYLES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On May 3, 2006, the Company's Board of Directors adopted the 2006 Incentive and Non-statutory Stock Option Plan ("2006 Plan") authorizing the issuance of 10,000,000 stock options to employees and others. Under the 2006 Plan, the Company reserved ten million shares for issuance. During the year ended March 31, 2007, the Company granted 9,957,600 stock options to certain employees and consultants with a vesting period of two years under the 2006 Plan. On October 20, 2006, the Company re-priced 8,217,600 of these options and recorded additional stock based compensation of $1,392,000. As of March 31, 2007, 42,400 options were still available for issuance under the 2006 Plan.

On December 26, 2006 the Board of Directors authorized the issuance of 6,000,000 options under its 2007 Incentive and Non-statutory Stock Option Plan ("2007 Plan"). The 2007 Plan provides for a vesting of the following option grants over a five year term, with the options vesting ratably over the first two years from the date of issuance. During the year ended March 31, 2007, the Company granted 5,254,800 stock options to certain employees and consultants with a vesting period of two years under the 2007 Plan. As of March 31, 2007, there were 745,200 options were available for issuance under the 2007 Plan. The 2007 Plan is still subject to shareholder approval.

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


The following is a summary of activity of outstanding stock options:

                                                      Weighted    Average
                                                      Average    Remaining     Aggregate
                                        Number of     Exercise  Contractual    Intrinsic
                                         Shares        Price    Term (Years)     Value
                                       -----------    --------   ----------   -----------
Outstanding at March 31, 2005                   --    $     --
   Options granted                         100,000        2.00
                                       -----------
Outstanding at March 31, 2006              100,000        2.00

   Options granted                      15,212,400        0.33
   Options exercised                    (1,461,170)       0.21
                                       -----------
Outstanding at March 31, 2007           13,851,230    $   0.35         4.47   $17,981,087
                                       ===========    ========   ==========   ===========
Exercisable at March 31, 2007            3,009,132    $   0.33         4.47   $ 3,973,357
                                       ===========    ========   ==========   ===========

                          Exercisable                 Unexercisable                 Total
                    -----------------------      -----------------------   -----------------------
                                  Weighted                     Weighted                  Weighted
                                  Average                      Average                   Average
Stock Options       Number of     Exercise       Number of     Exercise     Number of    Exercise
exercise price        Shares       Price           Shares       Price        Shares       Price
                    ----------   ----------      ----------   ----------   ----------   ----------
Less than $1.65      2,956,073   $     0.29      10,795,157   $     0.35   13,751,230   $     0.34
Above $1.65             53,059         2.00          46,941         2.00      100,000   $     2.00
                    ----------   ----------      ----------   ----------   ----------   ----------
Total Outstanding    3,009,132   $     0.33      10,842,098   $     0.36   13,851,230   $     0.35
                    ==========   ==========      ==========   ==========   ==========   ==========

Total compensation cost for stock based payment arrangement recognized during the years ended March 31, 2007 and 2006 were $4,154,770 and $0, respectively.

During the year ended March 31, 2007, 1,461,170 options were exercised under the cash less option resulting in the issuance of 1,312,389 shares of common stock.

Total compensation cost related to non-vested awards not yet recognized as of March 31, 2007 is $9,124,970. The weighted-average period over which it is expected to be recognized is approximately 1.5 years. The aggregate intrinsic value of the options exercised during the year ended March 31, 2007 was approximately $1.5 million. The total fair value of options that vested during the year ended March 31, 2007 was approximately $4 million.

                           RG GLOBAL LIFESTYLES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


WARRANTS
--------

In September 2005, the Company entered into a legal retainer agreement with legal counsel providing for the issuance of cashless warrants to purchase 25,000 shares of the Company's common stock at $2.00 per share, in prepayment of legal services to be rendered by the law firm on behalf of the Company. The warrants vest over ten months from the inception of the agreement in September 2005, and expire five years after the vesting date in July 2006. The warrants have been attributed a value of $77,388 using the Black Scholes method of valuation with the following estimates: 4.0% risk free rate and 105% volatility, and an expected life of five years. During the years ended March 31, 2007 and 2006, the Company recorded compensation expense of $65,025 and $12,364, respectively.

On March 16, 2006, the Company entered into an agreement with a consultant to issue cashless warrants to purchase 120,000 shares of the Company's common stock at an exercise price of $0.60, as compensation for services to be rendered over the period of one year. The warrants vested over the service period of one year. Upon vesting, the Company valued the warrants at $197,686 and recorded compensation expense of the same amount during the year ended March 31, 2007. The Company accounted for this agreement under EITF 96-18, thus previously, the Company estimated the fair value of the warrants and was expensing over the service period. In March 2007, the warrants were valued based upon the Black Scholes method of valuation using the following estimates: 5.25% risk free rate, 265% volatility, and an expected life of five years.

On July 1, 2006, the Company issued 100,000 and 5,000 warrants at an exercise price of $0.60, to two consultants for past services provided. The Company valued these warrants at $90,519 and $4,526, respectively, using the Black Scholes method of valuation using the following estimates: 5.25% risk free interest rate, 163% volatility and an expected life of five years. Since the warrants were vested immediately and the services had been provided, the Company expensed the value immediately.

On October 11, 2006, the Company issued 300,000 warrants at an exercise price of $0.47 to a consultant for services. One third of the warrants were vested upon issuance, the remaining 200,000 warrants vest over the period of two years. During the year ended March 31, 2007, the Company recorded total compensation expense of $116,164. The Company accounts for this agreement under EITF 96-18 and revalues these warrants at each quarter end. At March 31, 2007, the warrants were valued based upon the Black Scholes method of valuation using the following estimates: 5.25 % risk free rate, 265 % volatility, and an expected life of five years.

The following is a summary of activity of outstanding stock warrants:

                                                                       Weighted
                                                                       Average
                                                       Number          Exercise
                                                     Of Shares          Price
                                                    ----------         --------
Balance, March 31, 2005                                     --               --
Warrants granted                                     1,733,940         $   0.25
                                                    ----------
Balance, March 31, 2006                              1,733,940             0.25
Warrants granted                                    13,670,000             0.50
                                                    ----------
Balance, March 31, 2007                             15,403,940         $   0.53
                                                    ==========         ========
Exercisable, March 31, 2007                         14,603,940         $   0.54
                                                    ==========         ========

At March 31, 2007, the range of warrant prices for shares under warrants and the weighted average remaining contractual life is as follows:

                      Warrants Outstanding               Warrants Exercisable
               -------------------------------------    ----------------------
                                          Weighted-
  Range of                  Weighted-      Average                   Weighted-
  Warrant        Number      Average      Remaining      Number       Average
  Exercise         Of       Exercise     Contractual       Of        Exercise
  Prices        Warrants      Price         Life         Warrants      Price
-----------    ----------   ---------    -----------    ----------   ---------
$ 0.20-2.00    15,403,940     $ 0.53      5.88 yrs      14,603,940     $0.54

                           RG GLOBAL LIFESTYLES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

On August 30, 2005, the Company was served with a lawsuit filed as Case No. 05CC09548 in Orange County, California Superior Court. In the complaint, Universal Communications Systems, Inc. and its subsidiary Atmospheric Water Technologies, Inc. alleged defamation, interference with prospective economic advantage, and false advertising, and sought compensatory and punitive damages, and costs against the Company. As of June 21, 2007, the parties to this litigation entered into an agreement that provides for dismissal of the case and exchange of mutual releases. No amounts were accrued in the accompanying financial statements related to this settlement.

On July 7, 2006, the Company was served with a lawsuit for "injunctive and declaratory relief and damages" filed by plaintiffs H2O Liquid Air, LLC and H2O Liquid Air of Florida, LLC on June 10, 2006 in the United States district Court, Southern district of Florida, Miami Division, against the Company and eight other defendants. The complaint alleged ten "counts" although only three of these counts were directed against the Company: unfair competition under common law, statutory infringement under Section 32 of the Lanham Act, and interference with a distribution agreement. The Company was defended by legal counsel engaged by co-defendant Munters Corporation. This lawsuit has been dismissed and thus no amounts have been accrued in the accompanying financial statements.

In January 2007, the Company was served with a complaint by holders of the Secured Notes alleging, among other things, that the Company has failed and refused to allow the Secured Notes holders to convert into shares of common stock of the Company. The Company believes that the holders of the Secured Notes are in violation of the agreement between the Company and the Secured Notes holders, and that any liability it may incur in connection with this dispute will not have a material adverse effect upon its financial condition or its results of operations. The Company has engaged legal counsel to file the necessary pleadings in response to the complaint. As a consequence of the existence of the dispute, the Company has elected to expense the discount attributable to the warrants and beneficial conversion feature of the Secured Notes as of March 31, 2007, and has reflected the principal amount and all accrued interest payable on the Secured Notes in full on the consolidated financial statements of the Company at March 31, 2007. No additional amounts have been accrued in the accompanying financial statements.

NOTE 12 - SEGMENT REPORTING AND CONCENTRATIONS

Up until September 30, 2005, the Company operated in a business segment that included the manufacture and sale of natural supplements, health and beauty aid products for the nutraceutical industry in the United States and in foreign countries. Effective as of October 1, 2005, the Company completed the distribution of its subsidiary Amerikal, and subsequently has generated all of its revenue activity, and incurred all of its expenses and net loss from operations in the sale of energy drinks and from licensing water treatment technology in the United States. The results of the energy drink operations are insignificant to the financial statements and thus have not been presented as a separate segment. As operations increase the Company will disclose if necessary. Currently, the Company operates in a single geographical segment.

A summary of revenues generated by geographical location is as follows:

                           RG GLOBAL LIFESTYLES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                    For the year ended March 31,
                                                        2007             2006
                                                     ----------       ----------
Revenues of continuing operations:
   Water treatment revenues:
   United States                                     $   84,037       $       --
   Sales of air-water units:
   Vietnam                                                   --           69,340
   Sales of air-water units:
   United States                                          5,289               --
                                                     ----------       ----------
      Total                                          $   89,326       $   69,340
                                                     ==========       ==========

Revenues of discontinued operations:
   United States                                     $       --       $   90,846
   Singapore                                                 --        1,124,810
   Other foreign countries                                   --          708,221
                                                     ----------       ----------
      Total                                          $       --       $1,923,877
                                                     ==========       ==========

Geographic data is based upon product shipment destination. For continuing operations, export sales as a percentage of revenues were 0% and 100% for the year ended March 31, 2007 and 2006, respectively. For discontinued operations, export sales as a percentage of revenues were 95.3% for the year ended March 31, 2006. During the year ended March 31, 2007 and 2006, for continuing operations, sales to a single customer were 96.1% and 84.4% of total sales, respectively. For discontinued operations, during the year ended March 31, 2006, sales to a single customer were $1,125,486 consisting of 58.5% of the total sales.

NOTE 13 - RELATED PARTY TRANSACTIONS

During the fiscal year ended March 31, 2005, the Company entered into an agreement with a company wholly owned by the Chief Executive Officer of the Company for the subleasing of office space and administrative support services. Effective April 1, 2006, the Company amended the previous agreement, to increase the amount of rental space and support services provided. The amended agreement provides for 1,667 square feet of office space at a fair market rate of $3.00 per square foot, including maintenance, utilities and base telephone, for a total rent payment of $7,000 per month, and expanded support services including administrative and secretarial support staff at a rate of $12,700 per month. The agreement is month to month and may be cancelled by either party at any time. During the years ended March 31, 2007 and 2006, payments to this related party for these services were $208,715 and $72,177, respectively.

As described in detail in Note 7, during the year ended March 31, 2006, the Company entered into three transactions with related parties whereby the Company issued notes and warrants to officers and directors of the Company.

NOTE 14 - DISCONTINUED OPERATIONS

During the third fiscal quarter, the Company entered into an agreement with a group of its shareholders to distribute its wholly-owned subsidiary Amerikal, in exchange for 7,500,000 shares of the Company's common stock. The transaction closed on October 1, 2005. The distribution of Amerikal qualified for treatment as discontinued operations in accordance with FASB Statement No. 144 ("SFAS No. 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. Therefore, the operating results of Amerikal were not included in results from continuing operations. In addition, all operating results of Amerikal previously reported in the consolidated financial statements were reflected as "Discontinued Operations" for all periods prior to the effective date of the distribution. The following is a summary of the net assets distributed as of the end of the period immediately prior to the effective date of the Distribution
Agreement:

                           RG GLOBAL LIFESTYLES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                 As of March 31,
                                                                      2006
                                                                  -------------
      Assets Distributed:
            Cash and cash equivalents                             $      45,287
            Accounts receivable                                       1,039,683
            Inventory                                                   131,120
            Property and equipment, net                                  17,037
            Other assets                                                315,780
                                                                  -------------
               Total assets of discontinued operations                1,548,907
                                                                  -------------

      Liabilities distributed:
            Accounts payable                                            106,657
            Accrued liabilities                                         240,420
                                                                  -------------
               Total liabilities of discontinued operations             347,077
                                                                  -------------

      Net assets of discontinued operations distributed           $   1,201,830
                                                                  =============


Net loss from discontinued operations as reported on the consolidated statements of operations, including the loss on the distribution of discontinued operations, consists of the following:

                                                                 As of March 31,
                                                                      2006
                                                                  -------------
      Summary of income loss
           Revenues                                               $   1,923,877
           Cost of revenues                                             786,964
                                                                  -------------
               Gross profit                                           1,136,913
                                                                  -------------

           Total operating expenses                                     670,655
           Total other (income) expenses                                   (441)
           Provision for income tax                                      94,831

                                                                  -------------
      Income from operations of Amerikal, net of tax              $     371,868
                                                                  =============

      Summary of loss on distribution
           Net assets distributed                                     1,201,830

           Costs and expenses of distribution:
               Transfer agent fees                                          632
               Legal and accounting costs                                 7,174
                                                                  -------------
                  Total costs and expenses of sale                        7,806
                                                                  -------------

      (Loss) on distribution of Amerikal, net of tax              $  (1,209,636)
                                                                  =============

                                                                  -------------
      Net loss from discontinued operations                       $    (837,768)
                                                                  =============


As a result of the foregoing distribution of Amerikal, the Company recognized a loss from discontinued operations during the year ended March 31, 2007 of $837,768. There were no sales from the Amerikal subsidiary included in the periods from October 1, 2005 to March 31, 2006.

For purposes of providing comparative disclosure of continuing operations for the year ending March 31, 2006, the following pro forma summary of financial statements is set forth:

                                                                 As of March 31,
                                                                      2006
                                                                  -------------
      Summary of income loss from continuing operation
           Revenues                                               $      69,340
           Cost of revenues                                              42,027
                                                                  -------------
               Gross profit                                              27,313
                                                                  -------------
           Total operating expenses                                     876,171
           Total other (income) expenses                               (349,621)
           Provision for income tax                                        (314)
                                                                  -------------
      Income from operations of continuing entities, net of tax   $  (1,198,793)
                                                                  =============

NOTE 15 - SUBSEQUENT EVENTS

CONTRACTS

On May 29, 2007, the Company received its second progress payment of $450,000 from a customer in connection with its pending engineering, equipment sale and installation contract with the customer. In accordance with the Company's revenue recognition policy, the Company has recorded the revenue along with previously deferred revenue on the basis of a percentage completion of the pending contract.

On June 25, 2007, the Company entered into contract with Yates Petroleum Corporation ("YPC") to engineer, design, and install a water treatment system ("System")of Coal Bed Methane ("CBM") produced water provided by YPC. The Company will own and operate the System and Regeneration Waste Pond. YPC will build the Inflow Pond. Engineering can be initiated immediately after the contract is signed and the term of each Phase of the contract is 60 months from the start of the first billing cycle. Initial deposit of $25,000 was paid by YPC. For Inflow Pond construction costs, YPC will receive a credit from CFS of $50,000 each month for the first three months payments of Phase I ($150,000 total). Base Rate for all Phases is established at a flat year round price of $.0125 (12.50 cents) per barrel (42 US gallons) of water discharged by the CFS System up to the max load.

CONVERSION OF NOTES PAYABLE

In April 2007, the Company entered into a series of conversion agreements with a group of individuals who had received an assignment of a $300,000 note and accrued interest of $24,000 which was due on March 31, 2007. On April 19, 2007, certain holders agreed to receive share of the Company's common stock at $0.20 per share. The Company issued 875,000 shares of common stock to three of the assignors in settlement of $162,037 in principal and $12,963 in accrued interest. At the time of issuance, the Company recorded the excess in fair value of the common stock over the liabilities satisfied of $1,242,500 as additional interest expense.

                           RG GLOBAL LIFESTYLES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


EXERCISES OF STOCK OPTIONS

On June 18, 2007, a consultant exercised 42,000 of his options vested under the Company's 2006 Plan by foregoing payment of $8,400 on a pending legal invoice. In addition, on June 18, 2007 an employee exercised 312,500 of his vested options under the Company's 2006 Plan. The employee paid $62,500 in cash at $0.20 per share upon exercise.

LEGAL SETTLEMENT

See Note 11 for the settlement of pending litigation.