Form 10QSB
period 2007-06-30
RG GLOBAL LIFESTYLES INC
filed 2007-08-14
CIK 932136

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007.

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

The number of shares outstanding of the issuer's Common Stock as of August 14, 2007 was 27,317,092

Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

                                      INDEX
                                      -----

                                                                            PAGE

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)                                   3

           Consolidated Balance Sheet - June 30, 2007                         3

           Consolidated Statements of Operations -
           For the Three Months ended June 30, 2007 and 2006                  4

           Consolidated Statements of Cash Flows
           For the Three Months ended June 30, 2007 and 2006                  5

           Notes to Financial Statements                                      6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         16

Item 3.    Controls and Procedures                                           24

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                 25
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds       25
Item 3.    Defaults Upon Senior Securities                                   26
Item 4.    Submission of Matters to a Vote of Security Holders               26
Item 5.    Other Information                                                 26
Item 6.    Exhibits                                                          26

SIGNATURES                                                                   26

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                           RG GLOBAL LIFESTYLES, INC.
                           Consolidated Balance Sheet
                                 June 30, 2007
                                   (unaudited)

ASSETS

Current assets:
    Cash and cash equivalents                                 $        473,536
    Inventory - finished goods                                         253,854
    Federal income tax refund receivable                               155,000
    Prepaids and other current assets                                   26,040
                                                              -----------------
      Total current assets                                             908,430
                                                              -----------------

Property and equipment, net                                             18,643
Intangible assets, net                                               4,221,643
Other assets                                                           256,246

                                                              -----------------
TOTAL ASSETS                                                  $      5,404,962
                                                              =================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                          $        215,445
    Accrued liabilities                                                185,666
    Deferred revenues                                                  381,804
    State income taxes payable                                          96,681
    Secured convertible notes payable                                1,870,433
    Warrant liability                                                5,276,831
    Conversion feature liability                                     5,685,122
    Notes payable (net of discount of $310,548)                        427,415
                                                              -----------------
      Total liabilities                                             14,139,397

Stockholders' deficit:
    Preferred stock, $0.001 par value, 10,000,000 shares
      authorized, no shares issued and outstanding                           -
    Common stock, $0.001 par value, 100,000,000 shares
      authorized, 27,317,092 shares issued and outstanding              27,317
    Additional paid-in capital                                      18,792,798
    Subscription receivable                                            (48,755)
    Accumulated deficit                                            (27,505,795)
                                                              -----------------
Total stockholders' deficit                                         (8,734,435)
                                                              -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $      5,404,962
                                                              =================

   The accompanying notes are an integral part of these financial statements.


                                     RG GLOBAL LIFESTYLES, INC.
                                Consolidated Statements of Operations
                                             (unaudited)


                                                               For the Three Months Ended
                                                                       June 30,
                                                            -------------------------------
                                                                2007               2006
                                                            ------------       ------------
Revenues:
   Product sales                                            $     78,048       $        425
   Water treatment related                                       209,159                 --
                                                            ------------       ------------
     Total revenues                                              287,207                425

Cost of revenues:
   Product sales                                                  65,356              5,928
   Water treatment related                                       195,380                 --
                                                            ------------       ------------
     Total cost of revenues                                      260,736              5,928

Gross profit (loss)                                               26,471             (5,503)

Expenses:
   General and administrative (including
    stock-based compensation of $822,406
    and $830,466 respectively)                                 1,318,017          1,201,286
   Selling and marketing                                          60,739              3,345
                                                            ------------       ------------
     Total expenses                                            1,378,756          1,204,631
                                                            ------------       ------------

Operating loss                                                (1,352,285)        (1,210,134)
                                                            ------------       ------------

Other income (expense):
   Interest income                                                 3,018                 --
   Interest expense - related party                               (2,752)          (128,145)
   Interest expense                                             (189,536)          (143,077)
   Fair value of common stock issued in
       excess of notes payable satisfied                      (1,242,500)                --
   Change in fair value of derivative liabilities                942,085           (199,319)
   Interest and financing related to convertible notes                --         (4,159,182)
                                                            ------------       ------------
     Total other income (expense)                               (489,685)        (4,629,723)

Net loss before provision for income taxes                    (1,841,970)        (5,839,857)
                                                            ------------       ------------

Provision for income taxes                                            --                800

                                                            ------------       ------------
Net loss                                                    $ (1,841,970)      $ (5,840,657)
                                                            ============       ============

Weighted average number of
   common shares outstanding - basic and fully diluted        26,557,323         17,650,000
                                                            ============       ============

Net loss per share - basic and fully diluted                $      (0.07)      $      (0.33)
                                                            ============       ============

             The accompanying notes are an integral part of these financial statements.


                                               RG GLOBAL LIFESTYLES, INC.
                                          Consolidated Statements of Cash Flows
                                                       (unaudited)

                                                                                   For the Three Months Ended
                                                                                            June 30
                                                                                 ------------------------------
                                                                                     2007              2006
                                                                                 ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                     $(1,841,970)      $(5,840,657)

Adjustments to reconcile net loss to
  net cash used in operating activities:
      Amortization of debt discounts related to beneficial
         conversion features and warrants                                            149,589           239,276
      Fair value of common stock issued in excess
         of notes payable forgiven                                                 1,242,500                --
      Change in fair value of derivative liabilities                                (942,085)        4,259,048
      Depreciation and amortization                                                   79,024                30
      Stock-based compensation                                                       822,406           830,466
Changes in operating assets and liabilities:
      Prepaid and other current assets                                                    --           (76,200)
      Accounts payable                                                               122,011            19,662
      Accrued liabilities                                                             68,617            42,360
      Deferred revenues                                                              265,841                --
      Income taxes payable                                                             1,681                --
                                                                                 -----------       -----------
Net cash used in operating activities                                                (32,386)         (526,015)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                          (2,871)           (1,800)
    Other assets                                                                     (20,230)              519
                                                                                 -----------       -----------
Net cash used in investing activities                                                (23,101)           (1,281)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                                           --           700,000
    Proceeds from exercise of stock options                                           26,745                --
                                                                                 -----------       -----------
Net cash provided by financing activities                                             26,745           700,000

Net increase (decrease) in cash                                                      (28,742)          172,704
Cash - beginning of period                                                           502,278           346,661
                                                                                 -----------       -----------
Cash - ending of period                                                          $   473,536       $   519,365
                                                                                 ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
      Interest                                                                   $        --       $        --
                                                                                 ===========       ===========
      Income taxes                                                               $        --       $        --
                                                                                 ===========       ===========

    Non-cash investing and financing activities:
      Issuance of common stock in settlement of notes payable
         and accrued interest                                                    $   175,000       $        --
                                                                                 ===========       ===========


                     The accompanying notes are an integral part of these financial statements.

                           RG GLOBAL LIFESTYLES, INC.
                   Notes to consolidated financial statements
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements and notes thereto of the Company for the year ended March 31, 2007 included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Revenue Recognition
-------------------

Product sales - For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB104"), which superseded Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

Construction contracts - In accordance with Statement of Position 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts", the Company uses the percentage completion method for the recognition of revenue received in connection with it's engineering, equipment sale and installation contracts. In making the estimate of the percentage of revenue to recognize, the Company compares costs to the total projected cost of the contract. Accordingly, the Company recognizes that portion of the revenue and records the balance of the cash received as deferred revenues.

Loss Per Share
--------------

Net loss per share is provided in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" ("SFAS 128"). Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period, after giving effect to dilutive common stock equivalents, such as stock options, warrants and convertible debt. The following is a summary of outstanding

                           RG GLOBAL LIFESTYLES, INC.
                   Notes to consolidated financial statements
                                   (unaudited)

securities which have been excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive for the three months ended June 30, 2007 and 2006:

                                           2007                  2006
                                     ------------------    ------------------

Common stock options                         8,311,230             8,317,600
Common stock warrants                       15,403,940             6,253,940
Secured convertible notes                    4,412,232             1,481,053
                                     ------------------    ------------------
 Totals                                     28,127,402            16,052,593
                                     ==================    ==================

Recent Accounting Pronouncements
--------------------------------

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning in years beginning after December 15, 2006. The adoption of FIN 48 at April 1, 2007 did not have a significant impact on our consolidated financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred an operating loss (loss before income taxes and other expenses) of $1,352,285 for the period ended June 30, 2007, loss, and current liabilities in excess of current assets of $13,230,967 at June 30, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The future of the Company is dependent partly upon its ability to perform on contracts for wastewater treatment systems not yet completed, and upon its ability to realize profit on sales of its energy drinks, as well as upon its ability to obtain equity and/or debt financing. There can be no assurance that the Company will be able to achieve profitability in its operations, and it is possible that additional equity or debt financing may be required to continue as a going concern. Without such additional capital, there is substantial doubt as to whether the Company will continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities, which might be necessary in the event the Company cannot continue in existence.

                           RG GLOBAL LIFESTYLES, INC.
                   Notes to consolidated financial statements
                                   (unaudited)

NOTE 3 - NOTES PAYABLE

As of June 30, 2007, the Company had the following notes payable and accrued interest:

                                                                 Notes          Accrued
                                                                Payable        Interest
                                                             -------------    -----------
2006 Note Payable, interest at 8%, due on demand
 and currently in default                                     $   137,963      $  13,789
2007 Notes Payable, interest at 8%, due on December
 26, 2007 and January 17, 2008, face value of
 $600,000                                                         289,452         23,189
Secured Convertible Notes, interest at 6%, see
 discussion below regarding current status                      1,870,433         48,887
                                                             -------------    -----------
Totals                                                        $ 2,297,848      $  85,865
                                                             =============    ===========

2006 NOTES PAYABLE
------------------
In April 2007, the Company entered into a series of conversion agreements with a group of individuals who had received an assignment of a $300,000 note and accrued interest of $24,000 which was due on March 31, 2007. On April 19, 2007, certain holders agreed to receive share of the Company's common stock at $0.20 per share. The Company issued 875,000 shares of common stock valued at $1,417,500 to three of the assignors in settlement of $162,037 in principal and $12,963 in accrued interest. At the time of issuance, the Company recorded the excess in fair value of the common stock over the liabilities satisfied of $1,242,500 as additional interest expense.

2007 NOTES PAYABLE
------------------
During the quarter ended June 30, 2007, the Company amortized $149,589 of the discount resulting from the warrants and beneficial conversion feature to interest expense. At June 30, 2007, the remaining discount relating to these notes was $310,548.

$2,000,000 SECURED CONVERTIBLE NOTES
------------------------------------
On June 6, 2006, the Company entered into a definitive securities purchase agreement and ancillary agreements with accredited investors for a private placement of $2,000,000 of 6% callable secured convertible notes due June 6, 2009 (the "Secured Notes") and stock purchase warrants to purchase 4,000,000 shares of the Company's common stock, vesting immediately and exercisable before June 6, 2013, with an exercise price of $1.10 subject to adjustment upon certain events. In the event of default, the Secured Notes incur interest at fifteen percent (15%) per annum, until such default has been cured. The Company received the proceeds under these Secured Notes in three tranches; June 2006 - $700,000; July 2006 - $600,000; and October, 2006 - $700,000. The Secured Notes are convertible at the option of the holder at any time prior to maturity into shares of the Company's common stock at a conversion price based upon the average of the three lowest trading prices of the Company's common stock for the previous 20 trading days discounted by 50%. The Secured Notes are secured by a security interest in substantially all of the assets of the Company.

                           RG GLOBAL LIFESTYLES, INC.
                   Notes to consolidated financial statements
                                   (unaudited)

In connection with the issuance of the Secured Notes, the Company evaluated the terms and features of the conversion feature and the warrants and determined that the instruments embodied certain derivative features that were not clearly and closely related to the debt instrument. Thus, the conversion feature and warrants did not meet the established criteria for equity classification under Emerging Issues Task Force ("EITF") 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". On the dates of issuance, the Company allocated the proceeds between the Secured Notes, warrants and conversion feature. Since the fair value of the warrants and conversion feature exceeded the carrying value of the Secured Notes, the Company recorded $4,040,569 of additional expense during the period ended June 30, 2007. The Company up until March 31, 2007, see discussion below, was amortizing the discount of the Secured Notes of $2,000,000 over the term of the Secured Notes. The conversion feature and warrants are being carried at their respective fair values with changes in their values recorded in the statement of operations.

Upon issuance in June 2006, the Company valued the conversion feature liability of the Secured Notes at $1,252,520 using the Black Scholes valuation method based upon the following weighted average variables; a risk free interest rate of 5.25%, an exercise price of $0.45, a volatility of 160%, and a remaining term of 3.0 years.

Upon issuance in June 2006, the Company valued the 4,000,000 detached warrants to purchase shares of the Company's common stock at $3,488,049 based upon the Black Scholes method of valuation using the following weighted average variables; risk free interest rate of 5.25%, an exercise price of $1.10, a volatility of 150%, and an estimated remaining life of 7 years.

As of June 30, 2007, the fair value of the conversion feature liability related to Secured Notes was $5,685,122. The Company valued the beneficial conversion feature at June 30, 2007, using the Black Scholes method of valuation with the following variables; a risk free interest rate of 5.25%, an exercise price of $0.44, a volatility of 277%, and a remaining life of 2.09 years. The change in the fair value of the derivative liability for the quarter ended June 30, 2007 was an increase of $377,184.

At June 30, 2007, the Company valued the warrants at $5,276,831 based upon the Black Scholes method of valuation using the following variables; risk free interest rate of 5.25%, an exercise price of $1.10, a volatility of 277%, and an estimated remaining life of 5.9 years. The change in the fair value of the warrant liability for the quarter ended June 30, 2007 was a decrease of $1,319,269.

In January 2007, a dispute arose between the Company and the holders of the Secured Notes, see Note 6 for additional information. The Company carries the Secured Notes at their face value due to the dispute. In addition, the Company has not recorded any potential penalty provision under the Secured Notes attributable to the allegations of default based upon the Company's belief that the holders of the Secured Notes violated the terms of the agreement and in reliance upon the analysis of legal counsel to the Company regarding its obligations under the Secured Notes.

                           RG GLOBAL LIFESTYLES, INC.
                   Notes to consolidated financial statements
                                   (unaudited)

NOTE 4 - STOCKHOLDERS' EQUITY

See Notes 3 and 5 for discussion of shares of common stock issued during the period ended June 30, 2007. There were no issuances of common stock by the Company during the period ended June 30, 2006.

NOTE 5 - OPTIONS AND WARRANTS

OPTIONS
-------

STOCK OPTION PLANS

On May 3, 2006, the Company's Board of Directors adopted the 2006 Incentive and Non-statutory Stock Option Plan ("2006 Plan") for issuance of stock options to employees and others. Under the 2006 Plan, the Company reserved 10,000,000 shares for issuance. As of June 30, 2007, there were 42,400 options available for issuance under the 2006 Plan.

On December 26, 2006, the Board of Directors authorized the issuance of up to 6,000,000 options under its 2007 Incentive and Non-statutory Stock Option Plan ("2007 Plan"). The 2007 Plan has not yet been approved by a vote of the shareholders of the Company. As of June 30, 2007, there were 745,200 options available for issuance under the 2007 Plan.

Compensation expense recorded during the quarter ended June 30, 2007 was $776,030 under the above plans, of which $618,806 was stock-based compensation to employees and $157,224 was stock-based compensation to consultants. The Company accounts for options issued to consultants under EITF 96-18 and revalues these options at each quarter end. At June 30, 2007, the options were valued based upon the Black Scholes method of valuation using the following estimates:
5.25 % risk free rate, 277% volatility, and an expected life of approximately five years.

The following is a summary of activity of outstanding stock options:

                                                            Number
                                                          of Shares
                                                       ---------------

Balance, March 31, 2007                                    13,851,230
 Options granted                                                    -
 Options exercised                                           (419,500)
 Options cancelled or forfeited                            (5,120,500)
                                                       ---------------
Balance, June 30, 2007                                      8,311,230
                                                       ===============

                           RG GLOBAL LIFESTYLES, INC.
                   Notes to consolidated financial statements
                                   (unaudited)

EXERCISES AND SIGNIFICANT CANCELLATIONS OF STOCK OPTIONS

During the quarter ended June 30, 2007, two consultants exercised a total of 107,000 options vested under the 2006 Plan. In addition, an officer exercised 312,500 options vested under the 2006 Plan. One consultant paid for the exercise of his options by foregoing payment of an outstanding invoice for legal services in the amount of $8,400. The other consultant has yet to remit the $13,000 due under the exercise. The officer paid for a portion of the exercise of his 312,500 options by reducing net accrued salary payable by $26,745, leaving $35,755 payable to the Company. As of June 30, 2007, the Company recorded a subscription receivable in the amount of $48,755 attributable to the remaining amounts due in connection with exercise of the options. On August 13, 2007, this subscription receivable was reduced by $35,755 through a payment received from the officer.

On April 24, 2007, the Company's Chief Executive Officer passed away. In accordance with the 2006 and 2007 Plans, the unvested options of 3,924,500 expired during the period. Vested options under the 2006 and 2007 Plan will expire under their initial term of five years. During the three months ended June 30, 2007, a consultant terminated his employment. As of June 30, 2007, the Company has not cancelled the vested portion of his options for approximately 247,000 shares of common stock.

Although management believes its estimate regarding the fair value of the services to be reasonable, there can be no assurance that all of the subjective assumptions will remain constant, and therefore the valuation of the services may not be a reliable measure of the fair value of stock compensation or stock based payments for consulting services.

WARRANTS

On October 11, 2006, the Company issued 300,000 warrants at an exercise price of $0.47 to a consultant for services. One third of the warrants were vested upon issuance, the remaining 200,000 warrants vest over the period of two years. During the quarter ended June 30, 2007, the Company recorded total compensation expense of $17,700. The Company accounts for this agreement under EITF 96-18 and revalues these warrants at each quarter end. At June 30, 2007, the warrants were valued based upon the Black Scholes method of valuation using the following estimates: 5.25 % risk free rate, 277 % volatility, and an expected life of five years.

The following is a summary of activity of outstanding common stock warrants:

                                                         Number
                                                       Of Shares
                                                    -----------------

Balance, March 31, 2007                                   15,403,940
 Warrants granted                                                  -
 Warrants exercised                                                -
                                                    -----------------
Balance, June 30, 2007                                    15,403,940
                                                    =================

                           RG GLOBAL LIFESTYLES, INC.
                   Notes to consolidated financial statements
                                   (unaudited)

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

WATER TREATMENT CONTRACTS

On May 29, 2007, the Company received its second progress payment of $450,000 from a customer in connection with its pending engineering, equipment sale and installation contract with the customer. In accordance with the Company's revenue recognition policy, the Company has recorded the revenue on the basis of a percentage completion of the pending contract. As of June 30, 2007, payments received in excess of revenues recorded (deferred revenue) under this contract was $356,804.

In June 2007, the Company entered into contract with Yates Petroleum Corporation ("YPC") to engineer, design, and install a water treatment system ("System") of Coal Bed Methane ("CBM") produced water provided by YPC. The Company will own and operate the System and regeneration waste pond. The term of the contract is for 60 months from the start of the first billing cycle. The Company received an initial deposit of $25,000 from YPC and has recorded such as deferred revenue. YPC is responsible for constructing the inflow pond and will receive a credit from the Company of $50,000 each month for the first three months. In addition, YPC will receive credits on current billings for future repairs and maintenance to the inflow pond. The base rate under the contract is $0.125 per barrel (42 US gallons) of water discharged by the System up to the maximum load.

                           RG GLOBAL LIFESTYLES, INC.
                   Notes to consolidated financial statements
                                   (unaudited)

OC ENERGY DISTRIBUTIONS CONTRACTS

The Company has entered into various agreements with distributors for the distribution of is OC Energy Drink products. Some of these agreements include clauses where by the distributor has the exclusive right to distribute the Company's products to for a particular area.

NOTE 7 - SEGMENT REPORTING AND CONCENTRATIONS

Currently the Company generates all of its revenues, and incurred all of its expenses from the sale of OC Energy products and from construction projects related to water treatment technology. A summary of revenues generated by segment for the quarter ended June 30, 2007, is as follows:


                                                         2007
                                                  ------------------

   Water treatment segment                        $         209,159
   OC energy drink segment                                   78,048
                                                  ------------------
      Total                                       $         287,207
                                                  ==================

A summary of operating loss by segment for the quarter ended June 30, 2007, is as follows:

                                                         2007
                                                  -----------------

   Water treatment segment                        $       (161,119)
   OC energy drink segment                                 (92,067)
   Corporate segment                                    (1,099,099)
                                                  -----------------
   Total                                          $     (1,352,285)
                                                  =================

The assets related to the OC Energy segment are insignificant and thus have not been presented. During the quarter ended June 30, 2007, sales to a single customer were 100% of total sales for both the OC Energy Drink sales and revenues related to water-treatment technology.

NOTE 8 - RELATED PARTY TRANSACTIONS

Effective April 1, 2006, the Company entered into an agreement with a company wholly owned by the former Chief Executive Officer of the Company for the subleasing of office space and administrative support services. During the quarters ended June 30, 2007 and 2006, payments to this related party for these services were $18,046 and $41,800, respectively. The agreement was cancelled effective June 1, 2007.

During the quarter ended June 30, 2007, the Company accrued interest payable of $2,752 to a director of the Company on the unpaid portion of a note payable, see
Note 4.

                           RG GLOBAL LIFESTYLES, INC.
                   Notes to consolidated financial statements
                                   (unaudited)

During the quarter ended June 30, 2007, an officer, who is also a director of the Company, exercised 312,500 of vested options granted to him under the Company's 2006 Plan, see Note 5 for additional information.

NOTE 9 - SUBSEQUENT EVENT

On August 13, 2007, an officer and director of the Company paid the balance of his subscription receivable to the Company for exercise of 312,500 options.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

     o Increased competitive pressures from existing competitors and new entrants;
     o Deterioration in general or regional economic conditions; Adverse state or federal legislation or regulation that increases the costs of compliance, or
     o adverse findings by a regulator with respect to existing operations; Ability to grow business in its relatively new OC Energy Drink product lines and CFS products and services and meet or exceed its return on shareholders' equity target, which will depend on
     o the Company's ability to manage its capital needs and the effect of business and/or acquisitions;
     o If acquisitions are made, the costs and successful integration of acquisitions; Barriers in trade with foreign countries or tariff regulations and other United States and o foreign laws;
     o    Loss of customers or sales weakness;
     o Inability to achieve future sales levels or other operating results; Ability to locate suitable new products for distribution within our business sector, and retain
     o    licensing rights to such new products on acceptable terms;
     o The continuation of favorable trends, including the drop in affordable potable water globally;
     o Outcomes and costs associated with litigation and potential compliance matters; Inadequacies in the Company's internal control over financial reporting, which could result in
     o    inaccurate or incomplete financial reporting;
     o    Dilution to Shareholders from convertible debt or equity financings;
     o    Loss of key management or other unanticipated personnel changes;
     o The unavailability of funds for capital expenditures; and o Operational inefficiencies in distribution or other systems.

The following discussion should be read in conjunction with the historical financial statements of R.G. Global Lifestyles, Inc., including Form 10-KSB as of March 31, 2007, and those of its predecessor, the L.L. Knickerbocker Company, Inc., and notes thereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with "Selected Financial Data" and our financial statements and related notes appearing elsewhere in this quarterly report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under "Risk Factors" on page 21 and elsewhere in this quarterly report.

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

On June 22, 2007, the Company entered into an agreement with Yates Petroleum Corporation on a "build, own, operate" model whereby the Company will construct, own and operate a plant using the CFS Technology and charge a royalty on a per barrel basis of reclaimed water.

The Company is currently pursuing additional energy companies in Wyoming, and other locations, for the lease or sale, construction, use and/or support of the CFS Technology and anticipates executing definitive agreements.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2007 AND 2006.

The following discussion compares results of continuing operations of the Company only during the periods described.

                                                    Three Months Ended June 30
                                                       2007            2006
                                                   ------------    ------------
INCOME STATEMENT DATA
---------------------
Revenue                                            $   287,207     $       425
Gross profit (loss)                                $    26,471     $    (5,503)
Loss from operations                               $(1,352,285)    $(1,210,134)
Net loss                                           $(1,841,970)    $(5,839,857)
Net loss per weighted average common share         $     (0.07)    $     (0.33)

BALANCE SHEET DATA
------------------
Total assets                                       $  5,404,962    $   935,273
Total liabilities                                  $ 14,139,397    $ 6,305,965
Stockholders' deficit                              $ (8,734,435)   $(5,370,692)


REVENUES

For the quarter ended June 30                              Increase/(decrease)
                                      2007        2006         $          %
---------------------------------- ----------   ---------  ----------  --------
Revenues                           $ 287,207    $425       $286,782    67,478.1%

During the quarter ended June 30, 2007, the Company's primary source of revenues was sales of its water treatment technology which accounted for $209,159 of total revenues. During the quarter ended June 30, 2006, the Company's primary source of revenues was sales of air to water generating equipment, which accounted for $425 or 100% of revenues. The increase in revenues related to the commencement of sales of water treatment technology and the commencement of sales of the Company's energy drink products.

GROSS PROFIT (LOSS)

For the quarter ended June 30                               Increase/(decrease)
                                      2007        2006          $          %
---------------------------------- ----------   ---------   ----------  --------
Gross profit (loss)                $26,471      $(5,503)     $31,974     581.0%

During the quarter ended June 30 2007, a significant portion of the cost of revenues related to sales of water treatment technology and production costs related to the manufacture of energy drink products. During the quarter ended June 30, 2006, the Company's cost revenues consisted of costs related to freight costs for shipments of air to water generating equipment.

TOTAL OPERATING EXPENSES

For the quarter ended June 30                               Increase/(decrease)
                                      2007        2006          $          %
---------------------------------- ----------   ---------   ----------  --------
Total Operating Expenses           $1,378,756  $1,204,631   $174,125    14.5%

Our total operating expenses include personnel costs, product marketing and sales costs, the costs of corporate functions, accounting, transaction costs, legal, public company, information systems and non-cash stock-based compensation.

For both periods, we incurred expenses for general management, and legal and accounting fees related to continuing operations. For the quarter ended June 30, 2007, the Company expended $18,046 in rent paid to a then-related party, and paid $172,806 in legal and accounting fees, compared to $41,800 and $80,330 respectively for these expenses in the quarter ended June 30, 2006.


OTHER INCOME (EXPENSE)

For the quarter ended June 30                                      Increase/(decrease)
                                        2007            2006            $              %
----------------------------------  ------------    ------------   ------------    ----------
Other Income (Expense)              $(489,685)      $(4,629,723)   $(4,140,038)      (89.4%)


The change in other income (expense) during the quarter ended June 30, 2007, was directly attributed to a change in the fair value of derivative liability related to convertible notes. In the quarter ended June 30, 2006, other income (expense) included a one-time charge for interest and financing charges related to convertible notes in the amount of $4,040,569.

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

Our principal sources of liquidity consist of cash and cash equivalents, cash generated from product sales and construction contracts, and the issuance of equity and/or debt securities. In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, the debt service requirements of our notes payable, capital expenditures and general corporate expenses. In addition, as our sales and operations ramp up, we anticipate significant purchases of equipment for the construction of plants utilizing the CFS Technology and possibly for purchase of OC Energy drinks from our bottler for wholesale to the distribution and retail channels. As of June 30, 2007, we had cash and cash equivalents of $473,536 and notes payable outstanding of $2,297,848.

We believe that our existing sources of liquidity, along with cash expected to be generated from product sales and construction contracts, will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements through December 2007. However, we will need to continue a focused program of capital expenditures to effectuate our CFS Technology project constructions and OC Energy drink production capacity expansion. In order to fund capital expenditures or increase our working capital above our current plan, or complete any acquisitions, we may seek to obtain additional debt or equity financing. We may also need to seek to obtain additional debt or equity financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated, or if we fail to achieve anticipated revenue, experience significant increases in the costs associated with products sales, or if we engage in additional strategic transactions. However, we cannot assure you that such financing will be available to us on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations.

During the quarter ended June 30, 2007, we funded operations through existing cash on hand, cash receipts related to sales of our water treatment technology, sales of our energy drink products and through reduction of various expenditures including the deferral of payroll to certain members of management.

OPERATING ACTIVITIES

Operating cash flows used during the quarter ended June 30, 2007, reflect our net loss of ($1,841,970) and increased working capital requirements, partially offset by non-cash charges (depreciation, amortization of intangible assets, stock-based compensation, non-cash interest expense including the amortization of debt discounts, changes in operating assets and liabilities, and the change in the fair value of derivative instruments) of approximately $1,351,434.

Operating cash flows used during the quarter ended June 30, 2006, reflect our net loss of ($5,840,647) and increased working capital requirements, partially offset by non-cash charges related to the changes in operating assets and liabilities and amortization of debt discounts of approximately $5,328,820.

INVESTING ACTIVITIES

Investing cash flows using during the quarter ended June 30, 2007, reflect ($23,101) of cash used for purchase of fixed assets and other assets.

FINANCING ACTIVITIES

Financing cash flows provided during the quarter ended June 30, 2007, reflect proceeds from exercise of stock options of $26,745.

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

In connection with the adoption of SFAS 123R, we estimate the fair value of our share-based compensation utilizing the Black-Scholes pricing model. The fair value of the options granted is amortized as compensation expense on a straight line basis over the requisite service period of the award, which is generally the vesting period. The fair value calculations involve significant judgments, assumptions, estimates and complexities that impact the amount of compensation expense to be recorded in current and future periods. The factors include: (1) The time period our stock-based compensation awards are expected to remain outstanding based upon the average of the original award period and the remaining vesting period in accordance with SEC Staff Accounting Bulletin 107 simplified method. Our Company's stock trading history has been relatively short (since January 2005). Our expected term assumption for awards issued during the year ended March 31, 2007 was five years. As additional evidence develops from our stock's trading history, the expected term assumption will be refined to capture the relevant trends. (2) The future volatility of our stock has been estimated based upon our entire trading history from inception to the reporting date. (3) A dividend yield of zero has been assumed for awards issued during the quarter ended June 30, 2007 based upon our actual past experience and the fact that we do not anticipate paying a dividend on our shares in the near future.
(4) We have based our risk-free interest rate assumption for awards issued during the quarter June 30, 2007 based upon the weighted-average yield of 5.25% available on US Treasury debt instruments with an equivalent expected term. (5) Forfeiture rates for awards issued during these periods have not yet been estimated as the Company has only recently issued share based awards and no forfeiture data has been available to the Company as a result.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning in years beginning after December 15, 2006. The adoption of FIN 48 did not have a significant impact on the consolidated financial statements.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

As of June 30, 2007, we had 27,317,092 shares of Common Stock issued and outstanding of which approximately 14,389,485 shares are restricted shares. Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of a company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale.

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

In the course of the quarter ended June 30, 2007, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company's management has concluded that the consolidated financial statements included in this report on Form 10-QSB for the quarter ended June 30, 2007 fairly state, in all material respects, the Company's financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. The reason for this conclusion is that the Company ascertained the errors associated with the presentation of the financial information in the course of the review of its consolidated financial statements for the quarter ended June 30, 2007.

PLAN FOR REMEDIATION OF MATERIAL WEAKNESSES

The Company's Audit Committee has met, reviewed the internal controls over financial reporting and has made certain recommendations regarding the use of qualified independent accounting consultants to assist in the review of financial statements and the calculation and presentation of complex financial transactions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2007, the Company entered into conversion and subscription agreements with three individuals (accredited investors) who had received an assignment of an aggregate of $175,000 of principal and interest thereon of a $300,000 promissory note which was due to be paid by the Company on March 31, 2007 to a certain noteholder. In furtherance of these agreements, on April 19, 2007, the assignees of the note agreed to cancel their respective assigned notes, and in lieu of repayment, receive an aggregate of 875,000 shares of the Company's restricted common stock, which represents a sale of restricted common stock at $0.20 per share. The securities were sold to the three accredited investors in reliance on Section 4(2) under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS.

The following Exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-QSB:


EXHIBIT
NUMBER                           DESCRIPTION OF DOCUMENT
---------- ---------------------------------------------------------------------
31.1       Certification pursuant to Section 302 of the Sarbanes-Oxley Act
31.2       Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32         Certifications pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RG Global Lifestyles, Inc.


Signature                        Title                          Date
---------                        -----                          ----

/s/ Grant King
--------------
Grant King                        Chief Executive Officer       August 14, 2007


/s/ William C. Hitchcock
-------------------------
William C. Hitchcock             Chief Financial Officer        August 14, 2007