Form 10QSB
period 2007-09-30
RG GLOBAL LIFESTYLES INC
filed 2007-11-19
CIK 932136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007.

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

The number of shares outstanding of the issuer’s Common Stock as of September 30, 2007 was 28,769,302
Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RG Global Lifestyles, Inc.
Consolidated Balance Sheet
September 30, 2007
(unaudited)

Assets

Current assets:
Cash and cash equivalents	$123,735
Accounts receivable	745,841
Inventory - finished goods	286,039
Federal income tax refund receivable	155,000
Total current assets	1,310,615

Property and equipment, net	99,195
Construction in progress	784,131
Intangible assets, net	4,605,039
Other assets	222,448

Total Assets	$7,021,428

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$1,099,650
Accrued liabilities	500,732
Deferred revenues	617,755
State income taxes payable	96,681
Secured convertible notes payable	1,870,433
Warrant liability	2,198,128
Conversion feature liability	5,175,404
Notes payable (net of discount of $159,315)	690,685
Total current liabilities	12,249,468

Minority interest in subsidiary	25,318

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 28,769,302 shares issued and outstanding	28,769
Additional paid-in capital	20,516,685
Subscription receivable	(13,000)
Accumulated deficit	(25,785,812)
Total stockholders' deficit	(5,253,358)

Total Liabilities and Stockholders' Deficit	$7,021,428

The accompanying notes are an integral part of these financial statements.

RG Global Lifestyles, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30		September 30
	2007	2006	2007	2006
		As restated		As restated
Revenue:
Product sales	$68,595	$-	$146,643	$425
Water treatment related	469,049	-	678,208	-
Total revenues	537,644	-	824,851	425

Cost of revenues:
Product sales	55,498	58,600	120,854	64,528
Water treatment related	436,022	-	631,401	-
Total cost of revenue	491,520	58,600	752,255	64,528

Gross profit (loss)	46,124	(58,600)	72,596	(64,103)

Expenses:
General and administrative, including stock-based compensation of $763,718 and 1,586,124 (2007) and $417,679 and $616,038 (2006) respectively	1,244,507	528,760	2,588,308	1,730,047
Selling and marketing	56,655	36,714	91,739	40,058
Total expenses	1,301,162	565,474	2,680,047	1,770,105

Operating loss	(1,255,038)	(624,074)	(2,607,451)	(1,834,208)

Other income (expense):
Interest income	591	-	3,609	-
Interest expense - related party	(22,891)	(133,665)	(25,643)	(261,810)
Interest expense	(605,467)	(220,302)	(2,037,503)	(363,379)
Change in fair value of derivative liabilities	3,588,421	(1,968,960)	4,530,506	(2,168,279)
Other income (expense)	(4,119)	-	(4,091)	-
Interest and financing related to convertible notes	-	(470,258)	-	(4,629,440)
Total other income (expense)	2,956,535	(2,793,185)	2,466,878	(7,422,908)

Net income (loss) before provision for income taxes	1,701,497	(3,417,259)	(140,573)	(9,257,116)

Provision for income taxes	-	-	-	(800)

Net income (loss) before minority interest	1,701,497	(3,417,259)	(140,573)	(9,257,916)

Minority interest	18,585	-	18,585	-

Net income (loss)	$1,720,082	$(3,417,259)	$(121,988)	$(9,257,916)

Weighted average number of common shares:
Basic	28,769,302	17,650,000	27,572,656	17,650,000
Diluted	45,461,968	17,650,000	27,572,656	17,650,000

Net income (loss) per share:
Basic	$0.06	$(0.19)	$(0.00)	$(0.52)
Diluted	$0.04	$(0.19)	$(0.00)	$(0.52)

The accompanying notes are an integral part of these financial statements.

RG Global Lifestyles, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	September 30
	2007	2006
Cash flows from operating activities:		As restated
Net loss	$(121,988)	$(9,257,916)

Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization of debt discounts related to beneficial
conversion features and warrants	300,822	490,437
Non cash expenses associated with convertible debt	-	5,249,229
Change in fair value of derivative liabilities	(4,530,506)	2,168,280
Fair value of common stock in excess of notes payable forgiven	1,656,152	-
Depreciation and amortization	162,810	64,578
Stock-based compensation	1,499,793	189,410
Minority interest in subsidiary	(18,585)	-
Changes in operating assets and liabilities:
Accounts receivable	(745,478)	-
Inventory	(32,185)	-
Prepaid expenses	25,676	10,044
Other assets	-	(481)
Accounts payable	275,492	21,859
Accrued liabilities	393,416	92,771
Deferred revenues	501,792	-
Income taxes payable	1,681	-
Net cash used in operating activities	(631,108)	(971,789)

Cash flows from investing activities:
Purchase of fixed assets	(31,874)	(5,608)
Construction in progress	(41,629)	-
Other assets	13,568	-
Purchase of intangible assets	-	(200,000)
Net cash used in investing activities	(59,935)	(205,608)

Cash flows from financing activities:
Proceeds from notes payable	250,000	1,300,000
Payment of debt issuance costs	-	(148,970)
Proceeds from exercise of stock options	62,500	-
Net cash provided by financing activities	312,500	1,151,030

Net increase (decrease) in cash	(378,543)	(26,367)
Cash - beginning of period	502,278	346,661
Cash - ending of period	$123,735	$320,294

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$800

Non-cash investing and financing activities:
Issuance of common stock in settlement of notes payable
and accrued interest	$331,095	$-
Issuance of common stock for tangible and intangible assets	$474,828	$-
Issuance of OC Energy, Inc.'s interests for tangible and intangible assets	$43,903	$-
Construction in progress recorded in accounts payable	$742,502	$-

The accompanying notes are an integral part of these financial statements.

RG Global Lifestyles, Inc.
Notes to consolidated financial statements
(unaudited)

Note 1 – Basis of Presentation and Significant Accounting Policies

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements and notes thereto of the Company for the year ended March 31, 2007 included in the Company’s Annual Report on Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

Revenue Recognition

Product sales - For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

Construction contracts - In accordance with Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, the Company uses the percentage completion method for the recognition of revenue received in connection with it's engineering, equipment sale and installation contracts. In making the estimate of the percentage of revenue to recognize, the Company compares costs to the total projected cost of the contract. Accordingly, the Company recognizes that portion of the revenue and record the balance of the cash received as deferred revenues, which is included within accrued liabilities on the accompanying balance sheet.

Minority Interest

The Company’s percentage of controlling interest requires that operations be included in the consolidated financial statements. The percentage of equity interest that is not owned by the Company is shown as “Minority interest in subsidiary” in the consolidated balance sheets and consolidated statements of operations.

RG Global Lifestyles, Inc.
Notes to consolidated financial statements
(unaudited)

Net Income or (Loss) Per Share

Net income or (loss) per share is provided in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings Per Share” (“SFAS 128”). Basic income or (loss) per share is computed by dividing income or (losses) available to common stockholders by the weighted average number of common shares outstanding during the period, after giving effect to dilutive common stock equivalents, such as stock options, warrants and convertible debt. The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive for the six months ended September 30, 2007 and the three and six months ended September 30, 2006:

	2007	2006

Common stock options	8,294,430	8,317,600
Common stock warrants	11,378,940	6,503,940
Secured convertible notes	9,738,046	2,736,842
Totals	29,411,416	17,558,382

The following is a summary of outstanding securities which have been included from the calculation of diluted net loss per share for the three months ended September 30, 2007:

Basic	28,769,302
Common stock options	2,783,270
Common stock warrants	4,171,350
Secured convertible notes	9,738,046
16,692,666
Totals	45,461,968

Warrants exercisable into 4,025,000 shares of common stock were not included in the computation for the three months ended September 30, 2007 because the effect would have been anti-dilutive.

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred an operating loss (loss before income taxes and other expenses) of $1,255,038 for the three months ended September 30, 2007, and current liabilities in excess of current assets of $10,938,853 at September 30, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

RG Global Lifestyles, Inc.
Notes to consolidated financial statements
(unaudited)

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities, which might be necessary in the event the Company cannot continue in existence.

Note 3 – Formation of Subsidiary and Asset Purchase

On June 16, 2007, the Company changed the name of its wholly-owned subsidiary On Line Surgery, Inc. to OC Energy Drink, Inc. On September 1, 2007, the Company entered into a definitive agreement (the “OCE Agreement”) with three individuals to acquire certain tangible and intangible assets related to the energy drink segment. The assets acquired did not constitute a business as no operations or revenues existed prior to the acquisition date. Pursuant to the OCE Agreement, the Company issued 654,935 shares of its common stock valued at $474,828 (using the average value of three days prior and subsequent to date of issuance of approximately $0.73 per share), assumed liabilities of $80,000, and issued 24% of the issued and outstanding shares of the OC Energy Drink, Inc. subsidiary. The Company valued the 24% interest in OC Energy Drink, Inc. at $43,903. The valuation was determined through using the future discounted cash flow method using projected results of operations of the new subsidiary for a five (5) year period, reduced to present value as of the date of the transaction, at a discount of 5.25%. In accordance with the requirements of SFAS 94 “Consolidation of All Majority-Owned Subsidiaries an amendment of ARB No. 51, with related amendments of APB Opinion No. 18 and ARB No. 43, chapter 12”, the Company recorded the value of the minority interest of the subsidiary on the date of issuance as $43,903 as a long-term liability. The purchase price of the assets was allocated as follows: $53,912 to the tangible assets consisting of bottling equipment, $80,000 to accrued liabilities and $464,819 to the intangible assets. Intangible assets consisted of tooling design and engineering drawings for bottling equipment, bottle designs, labels, logos, and artwork. The tangible assets are being depreciated over their estimated useful life of five years. The estimated useful life of the intangibles is subject to adjustment as further research will be required to more accurately establish the estimated life of these intangibles; preliminary research indicates that the range of estimated useful life for these certain intangibles will likely be between three and seven years.

At September 30, 2007, the Company recorded as other income-Minority Interest on the consolidated statements of operations, the change in value of the subsidiary based upon 24% of the subsidiary’s net loss from operations in the period then ended, and correspondingly reduced the long-term liability.

RG Global Lifestyles, Inc.
Notes to consolidated financial statements
(unaudited)

Note 4 – Notes Payable

As of September 30, 2007, the Company had the following notes payable and accrued interest:

	Notes Payable	Accrued Interest

2008 Notes Payable, interest at 8%, per annum, due on demand	$250,000	$416
2007 Notes Payable, interest at 8%, due on December 26, 2007 and January 17, 2008, face value of $600,000	440,685	59,264
Secured Convertible Notes, interest at 6%, per annum see below	1,870,433	77,174
Totals	$2,561,118	$136,854

2008 Notes Payable
In September 2007, the Company issued $250,000 in promissory notes to two investors. The notes incur interest at 8% per annum and are due on demand. The proceeds were used in operations and for construction projects.

$2,000,000 Secured Convertible Notes
On June 6, 2006, the Company entered into a definitive securities purchase agreement and ancillary agreements with accredited investors for a private placement of $2,000,000 of 6% callable secured convertible notes due June 6, 2009 (the “Secured Notes”) and stock purchase warrants to purchase 4,000,000 shares of the Company’s common stock, vesting immediately and exercisable before June 6, 2013, with an exercise price of $1.10 subject to adjustment upon certain events. The Secured Notes are convertible at the option of the holder at any time prior to maturity into shares of the Company’s common stock at a conversion price based upon the average of the three lowest trading prices of the Company’s common stock for the previous 20 trading days, and are secured by a security interest in substantially all of the assets of the Company.

In connection with the issuance of the Secured Notes, the Company evaluated the terms and features of the conversion feature and the warrants and determined that the instruments embodied certain derivative features that were not clearly and closely related to the debt instrument. Thus, the conversion feature and warrants did not meet the established criteria for equity classification under EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". On the dates of issuance, the Company allocated the proceeds between the Secured Notes, warrants and conversion feature. Accordingly, the Company accounts for the embedded conversion feature and warrants as derivatives under SFAS No. 133 "Accounting for Derivative Instruments". Thus the conversion feature and warrants are being carried at their respective fair values with changes in their values recorded in the statements of operations.

RG Global Lifestyles, Inc.
Notes to consolidated financial statements
(unaudited)

As of September 30, 2007, the fair value of the conversion-feature liability related to Secured Notes was $5,175,404. The Company valued the beneficial conversion feature at September 30, 2007, using the Black Scholes method of valuation with the following variables; a risk free interest rate of 5.25%, an exercise price of $0.20, a volatility of 284%, a remaining life of 1.75 years and no dividends. For the three and six months ended September 30, 2007, the change in fair value of the derivative liability was $509,718 and $132,534, respectively.

At September 30, 2007, the Company valued the warrants at $2,198,128 based upon the Black Scholes method of valuation using the following variables; risk free interest rate of 5.25%, an exercise price of $1.10, a volatility of 284%, an estimated remaining life of 5.7 years and no dividends.  For the three and six months ended September 30, 2007, the change in fair value of the warrants was $3,078,703 and $4,397,972, respectively.

In January 2007, a dispute arose between the Company and the holders of the Secured Notes, see Note 7 for additional information.  The Company carries the Secured Notes at their face value and as a current liability due to the dispute.  In addition, the Company has not recorded any potential penalty provision under the Secured Notes attributable to the allegations of default based upon the Company’s belief that the holders of the Secured Notes violated the terms of the agreement and in reliance upon the analysis of legal counsel to the Company regarding its obligations under the Secured Notes.  The change in fair value of the derivative liabilities will continue to be valued and recorded at the end of future periods, which will have an effect upon future operations until the Secured Notes have been satisfied in full.

2007 Notes Payable
During the three and six months ended September 30, 2007, the Company amortized $151,233 and $300,822, respectively, of the discount resulting from the warrants and beneficial conversion feature to interest expense. At September 30, 2007, the remaining discount relating to these notes was $159,315.

2006 Notes Payable
In April 2007, the Company entered into a series of conversion agreements with a group of individuals who had received an assignment of a $300,000 note and accrued interest of $24,000 which was due on March 31, 2007. On April 19, 2007, the Company issued 875,000 shares of common stock valued at $1,417,500 based on the closing market price of the Company’s common stock on the date of the transaction to certain note holders in satisfaction of $162,037 of principal and $12,963 of accrued interest on the assigned note. At the time of issuance, the Company recorded the excess in fair value of the common stock over the liabilities satisfied of $1,242,500 as additional interest expense.

On September 4, 2007, a director of the Company holding the remaining portion of the assigned note agreed to receive shares of the Company’s common stock at $0.20 per share in satisfaction of the note and accrued interest. The Company issued 780,475 shares of common stock valued at $569,747 based on the closing market price of the Company’s common stock on the date of the transaction to the director in settlement of $137,963 in principal and $18,132 in accrued interest. At the time of issuance, the Company recorded the excess in fair value of the common stock over the liabilities satisfied of $413,652 as additional interest expense.

RG Global Lifestyles, Inc.
Notes to consolidated financial statements
(unaudited)

Note 5 – Stockholders’ Equity

See Notes 3, 4, 6 and 10 for discussion of shares of common stock issued during the three and six months ended September 30, 2007 and subsequent. There were no issuances of common stock by the Company during the six months ended September 30, 2006.

Note 6 – Options and Warrants

Options

Stock Option Plans

On May 3, 2006, the Company’s Board of Directors adopted the 2006 Incentive and Non-statutory Stock Option Plan (“2006 Plan”) for issuance of stock options to employees and others. Under the 2006 Plan, the Company reserved 10,000,000 shares for issuance. As of September 30, 2007, there were 42,400 options available for issuance under the 2006 Plan.

On December 26, 2006, the Board of Directors authorized the issuance of up to 6,000,000 options under its 2007 Incentive and Non-statutory Stock Option Plan (“2007 Plan”). The 2007 Plan was approved by a vote of the shareholders of the Company at the annual meeting of shareholders on October 12, 2007. As of September 30, 2007, there were 745,200 options available for issuance under the 2007 Plan.

Compensation expense recorded during the three and six months ended September 30, 2007 was $655,042 and $1,431,072, respectively. At September 30, 2007, the options were valued based upon the Black Scholes valuation model using the following estimates: 5.25% risk free rate, 284% volatility, an expected life of approximately five years and no dividends.

The following is a summary of activity of outstanding stock options:

Number
of Shares
Balance, March 31, 2007	13,851,230
Options granted	-
Options exercised	(436,300)
Options cancelled or forfeited	(5,120,500)

Balance, September 30, 2007	8,294,430

RG Global Lifestyles, Inc.
Notes to consolidated financial statements
(unaudited)

Exercises and Significant Cancellations of Stock Options

On August 13, 2007, an officer and director paid the balance of the exercise price for his previous exercise of 312,500 options vested under the 2006 Plan, at which time the Company reduced subscriptions receivable in the amount of the $35,755 payment received from the officer.

Although management believes its estimate regarding the fair value of the services to be reasonable, there can be no assurance that all of the subjective assumptions will remain constant, and therefore the valuation of the services may not be a reliable measure of the fair value of stock compensation or stock based payments for consulting services.

Warrants

On October 11, 2006, the Company issued 300,000 warrants at an exercise price of $0.47 to a consultant for services. One third of the warrants were vested upon issuance, the remaining 200,000 warrants vest at annual intervals over the period of two years. During the six months ended September 30, 2007, the Company recorded compensation expense of $17,700 under this agreement. The Company did not expense any additional amounts during the three months ended September 30, 2007 as the amount previously expensed was in excess of the vested fair value of the warrants. The Company accounts for this agreement under EITF 96-18 and revalues these warrants at each quarter end. At September 30, 2007, the warrants were valued based upon the Black Scholes valuation model using the following estimates: 5.25 % risk free rate, 284% volatility, an expected life of five years and no dividends.

The following is a summary of activity of outstanding common stock warrants for the six months ended September 30, 2007:

Number
Of Shares

Balance, March 31, 2007	15,403,940
Warrants granted	-
Warrants exercised	-
Balance, September 30, 2007	15,403,940

Note 7 – Commitments and Contingencies

Legal Proceedings

On July 3, 2007, the Company and its subsidiary Aquair entered into a settlement agreement with plaintiff Atmospheric Water Technologies, Inc. in the Orange County Superior Court Case No. 05CC09548. Pursuant to the settlement, this case has now been dismissed with prejudice. Under the terms of the settlement, (i)all parties were released from liability, (ii) the Company and Aquair, as well as the Company's late Chairman and CEO Louis Knickerbocker, were dismissed with prejudice from the lawsuit, (iii) plaintiff issued a press release announcing the dismissal of the case, and (iv) the Company, through its insurer, paid $15,000 to plaintiff.

RG Global Lifestyles, Inc.
Notes to consolidated financial statements
(unaudited)

The Company's ongoing litigation with it previous investors the NIR Group has been remanded back to the New York Supreme Court, from the federal district court, and is now titled AJW Partners LLC, AJW Offshore Ltd, AJW Qualified Partners LLC, and New Millenium Capital Partners II LLC v. RG Global Lifestyles, Inc. and Louis Knickerbocker, and is Case No. 600323/07. In July 2007, the plaintiffs agreed to voluntarily dismiss Louis Knickerbocker without prejudice, as a result of which the caption will change upon the next round of pleadings. The parties are currently abiding by the informal stay of proceedings pending resolution of the Company's claim for $3 million in insurance proceeds from its "key man" life insurance policy with AIG American General it owned and of which it is the beneficiary. At September 30, 2007, the Company cannot reasonably estimate the liability attributable to this pending litigation, and accordingly has not recorded a reserve for liability on the accompanying consolidated financial statements.

Water Treatment Contracts

In August 2007, the Company invoiced a customer for the third progress payment of $730,000 in connection with its pending engineering, equipment sale and installation contract with the customer. In accordance with the Company’s revenue recognition policy, the Company has recorded the revenue on the basis of a percentage completion of the pending contract. In the three and six months ended September 30, 2007 the Company recognized $469,049 and $678,208 of revenue under this contract, respectively. As of September 30, 2007, payments received and invoiced in excess of revenues recorded (deferred revenue) under this contract were $617,755.

On June 25, 2007, the Company entered into contract with Yates Petroleum Corporation (“YPC”) to engineer, design, and install a water treatment system (“System”) of Coal Bed Methane (“CBM”) produced water provided by YPC. The Company will own and operate the System and regeneration waste pond. The Company will receive a base rate under the contract of $0.125 (12.50 cents) per barrel (42 US gallons) of water discharged by the System. The term of the contract is for 60 months from the start of the first billing cycle. The Company received an initial deposit of $25,000 which was recorded as a reduction of costs incurred in the construction of the System. In the quarter ended September 30, 2007, the Company incurred capitalized costs in the construction of the System in the amount of $784,131, which are reflected as construction in progress on the accompanying consolidated balance sheet. YPC is responsible for constructing the inflow pond and will receive a credit from the Company of $50,000 each month for the first three months of operation. In addition, YPC will receive credits on current billings for future repairs and maintenance to the inflow pond. As of September 30, 2007, YPC had not earned any credits.

OC Energy Drink, Inc. Distribution Contracts

The Company’s majority owned subsidiary OC Energy Drink, Inc. has entered into various agreements with distributors for the distribution of its OC Energy Drink products. Some of these agreements include clauses where by the distributor has the exclusive right to distribute the Company’s products for a particular geographical area.

RG Global Lifestyles, Inc.
Notes to consolidated financial statements
(unaudited)

Note 8 – Segment Reporting and Concentrations

Currently the Company generates all of its revenues, and incurred all of its expenses from the sale of OC Energy products and from construction projects related to water treatment technology. A summary of revenues generated by segment for the three and six months ended September 30, 2007, is as follows:

	Three Months Ended	Six Months Ended
	September 30, 2007	September 30, 2007

Water treatment segment	$469,049	$678,208
OC energy drink segment	68,595	146,643
Total	$537,644	$824,851

A summary of operating income or (loss) by segment for the three and six months ended September 30, 2007, is as follows:

	Three Months Ended	Six Months Ended
	September 30, 2007	September 30, 2007
Water treatment segment	$24,750	$(136,369)
OC energy drink segment	(92,929)	(184,996)
Corporate segment	(1,186,859)	(2,286,086)
Total	$(1,255,038)	$(2,607,451)

During the quarter ended September 30, 2007, sales to a single customer were 100% and 58.1% of total sales for revenues related to water-treatment technology and revenues related to OC energy drink product sales, respectively.

As of September 30, 2007, all assets of the Company’s operating segments are sourced to the United States of America. A summary of the net assets related to the water treatment segment and to the OC Energy drink segment, after eliminating all inter-company assets, are as follows:

Water treatment segment	$6,113,536
OC energy drink segment	689,204
Corporate segment	218,688
Total	$7,021,428

RG Global Lifestyles, Inc.
Notes to consolidated financial statements
(unaudited)

Note 9 – Related Party Transactions

Effective April 1, 2006, the Company entered into an agreement with a company wholly owned by the former Chief Executive Officer of the Company for the subleasing of office space and administrative support services. During the six months ended September 30, 2007 and 2006, payments to this related party for these services were $0 and $51,915, respectively. The agreement was cancelled effective June 1, 2007.

Note 10 – Subsequent Event

On September 1, 2007, the Board of Directors determined that it is in the best interest of the Company to raise money through equity investment from accredited investors, and authorized the commencement of a private offering, exempt from registration for up to 3,000,000 shares of common stock at $0.30 per share coupled with warrants based upon one share per dollar invested with an exercise price of $0.30 per share. The Board of Directors authorized the issuance of up to 3,000,000 warrants in connection with the private offering. In October 2007, the Company received an aggregate of $600,000 from three accredited investors under the terms of the above offering.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

☐	Increased competitive pressures from existing competitors and new entrants;
☐	Deterioration in general or regional economic conditions;
☐	Adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
☐
Ability to grow business in its relatively new OC Energy Drink product lines and CFS products and services and meet or exceed its return on shareholders’ equity target, which will depend on the Company’s ability to manage its capital needs and the effect of business and/or acquisitions;

☐	If acquisitions are made, the costs and successful integration of acquisitions;
☐	Barriers in trade with foreign countries or tariff regulations and other United States and foreign laws;
☐	Loss of customers or sales weakness;
☐	Effect of environmental regulations in the filed of wastewater treatment associated with coal bed methane mining;
☐	Inability to achieve future sales levels or other operating results;
☐	Ability to locate suitable new products for distribution within our business sector, and retain licensing rights to such new products on acceptable terms;
☐	The continuation of favorable trends, including the drop in affordable potable water globally;
☐	Outcomes and costs associated with litigation and potential compliance matters;

☐	Inadequacies in the Company’s internal control over financial reporting, which could result in inaccurate or incomplete financial reporting;
☐	Dilution to Shareholders from convertible debt or equity financings;
☐	Loss of key management or other unanticipated personnel changes;
☐	The unavailability of funds for capital expenditures; and
☐	Operational inefficiencies in distribution or other systems.

The following discussion should be read in conjunction with the historical financial statements of R.G. Global Lifestyles, Inc., including Form 10-KSB as of March 31, 2007, and those of its predecessor, the L.L. Knickerbocker Company, Inc., and notes thereto.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with "Selected Financial Data" and our financial statements and related notes appearing elsewhere in this quarterly report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under "Risk Factors" in our prior SEC filings and elsewhere in this quarterly report.

OVERVIEW

OC ENERGY DRINKS

The Company has launched its line of "OC ENERGY" caffeinated energy drinks and oxygenated water fashioned for the Orange County lifestyle. Presently there are three Energy Drinks and one Highly Oxygenated Water. The Energy Drinks consist of a 2-oz high-powered "shot" energy drink ("Insane"), a 10-oz energy drink ("KIK-IT") and a 10-oz diet energy drink ("KIK-IT Diet") in addition to a 17-oz ("O2") bottle of 100% pure oxygenated structured water. Befitting the OC lifestyle, the energy drinks are low in natural sugar and high in vitamins and minerals. The bottles are custom-designed. Sales of the products have commenced in the first quarter of the fiscal year ending March 30, 2008.

On June 16, 2007 the Company changed the name of its wholly owned subsidiary On Line Surgery, Inc. to OC Energy Drink, Inc. and commenced operation of this subsidiary on July 1, 2007. On September 1, 2007, the Company entered into a definitive agreement (the “OCE Agreement”) with three individuals to acquire certain tangible and intangible assets. Pursuant to the OCE Agreement, the Company issued 654,935 shares of its common stock valued at $474,828 (using the average value of three days prior and subsequent to date of issuance of approximately $0.73 per share), assumed liabilities of $80,000, and issued 474 shares of common stock of the new OC Energy Drink, Inc. subsidiary (24% of the resulting 1,974 issued and outstanding shares) valued at $43,903 to the three individuals in exchange for these assets. The valuation of the 24% attributed to the subsidiary shares issued was determined by use of the discounted future cash flow method using projected results of operations of the new subsidiary for a five (5) year period, reduced to present value as of the date of the transaction, at a discount of 5.25%. The purchase price of the assets was allocated as follows: $53,912 to the tangible assets, $80,000 to accrued liabilities assumed and $464,819 to the intangible assets. The tangible assets are being depreciated over their estimated useful life of five years, and the intangible assets are being amortized over their estimated useful life of 15 years. The estimated useful life of the intangibles is subject to adjustment as further research will be required to more accurately establish the estimated life of these intangibles; preliminary research indicates that the range of estimated useful life for these certain intangibles will likely be between 3 and 7 years. During the quarter ended September 30, 2007, the Company recorded $1,027 of depreciation and $2,547 of amortization expense attributable to these assets.

At September 30, 2007 the Company recorded as other income-Minority Interest on the consolidated statements of operations, the change in value of the subsidiary based upon 24% of the subsidiary's net loss from operations in the period then ended, and correspondingly reduced the long term liability.

The Company operated OC Energy Drink, Inc. as a wholly owned subsidiary for the months of July and August 2007, and as a majority owned subsidiary for the month of September, 2007. The results of operations of this subsidiary are included in the consolidated statements of operations of the Company at September 30, 2007. The Company’s percentage of controlling interest requires that operations be included in the consolidated financial statements. The percentage of equity interest that is not owned by the Company is shown as “Minority interest in subsidiary” in the consolidated balance sheets and consolidated statements of operations. The change in value of the minority interest in subsidiary is reflected as other income in the attached consolidated statements of operations.

CFS TECHNOLOGY

The Company operates CFS as a division. CFS sells and/or leases, and provides professional support of its proprietary wastewater treatment technology ("CFS Technology") for the reclamation of wastewater associated with the production of methane in coal bed applications. The technology removes sodium and other pollutants from such wastewater allowing it to be returned to the environment within compliance regulations. The successful removal of the treated wastewater in turn allows energy companies to harvest and sell methane associated with coal beds.

In March 2007, the Company entered into an agreement for the construction, sale and support of a plant utilizing its CFS Technology with Black Diamond Energy.

On June 22, 2007, the Company entered into an agreement with Yates Petroleum Corporation on a "build, own, operate" model whereby CFS will construct, own and operate a plant using the CFS Technology and charge a royalty on a per barrel basis of reclaimed water. During the second fiscal quarter of 2008, the Company incurred $784,131 of capitalized costs in connection with the construction of the processing plant in Wyoming.

CFS is currently pursuing additional energy companies in Wyoming, and other locations, for the lease or sale, construction, use and/or support of the CFS Technology and anticipates executing definitive agreements.

ATMOSPHERIC PURE WATER GENERATORS

Through its subsidiary Aquair, the Company pursues its plans to distribute licensed environmentally-friendly water generating equipment that creates purified drinking water from air for residential and commercial uses, and converts brackish, polluted, or grey water to purified water.

Aquair has acquired the rights to market and distribute water generators that precipitate drinking water from air. The various water generating machines have been tested in various locations. As of April 2007, the Company has sold limited amounts of units to customers in the U.S. and Asia, and anticipates further sales to those regions and Australia. However the Company is currently dedicating less resources towards the sales of atmospheric water generators than in the past, as it is focusing on sales and marketing OC Energy Drinks and CFS Technology projects.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2007 AND 2006.

The following discussion compares results of continuing operations of the Company only during the periods described.
	Three Months Ended September 30
		2006
	2007	(As restated)
INCOME STATEMENT DATA
Revenue	$537,644	$-
Gross profit (loss)	$46,124	$(58,600)
Loss from operations	$(1,255,038)	$(624,074)
Net Income ( loss)	$1 ,720,082	$(3,417,259)
Net income (loss) per weighted average common share	$0.06	$(0.19)

BALANCE SHEET DATA

Total assets	$7,021,428	$1,550,254
Total liabilities	$12,274,786	$9,736,690
Stockholders' deficit	$(5,253,358)	$(8,186,436)

REVENUES

For the quarter ended September 30			Increase/(decrease)
	2007	2006	$	%
Revenues	$537,644	$-	$537,644	100.0%

During the quarter ended September 30, 2007, the Company's primary source of revenues was sales of its water treatment technology which accounted for $469,049 of total revenues. Sales of OC energy drink products represented $68,595 of total revenues. During the quarter ended September 30, 2006 (as restated), the Company had no revenues. The increase in revenues related to the continuation of sales of water treatment technology and the commencement of sales of the Company’s energy drink products.

GROSS PROFIT (LOSS)

For the quarter ended September 30			Increase/(decrease)
	2007	2006	$	%
Gross profit (loss)	$46,124	$(58,600)	$104,724	178.7.	%

During the quarter ended September 30 2007, a significant portion of the cost of revenues related to sales of water treatment technology and production costs related to the cost of equipment that is being acquired for installation in Wyoming in connection with a contract with a customer in Wyoming. During the quarter ended September 30, 2006, the Company's cost revenues consisted of costs related to purchase costs for water treatment chemicals.

TOTAL OPERATING EXPENSES

For the quarter ended September 30			Increase/(decrease)
	2007	2006	$	%
Total Operating Expenses	$1,301,162	$565,474	$735,688	130.1%

Our total operating expenses include personnel costs, product marketing and sales costs, the costs of corporate functions, accounting, transaction costs, legal, public company, information systems and non-cash stock-based compensation. For both periods, we incurred expenses for general management, and legal and accounting fees related to continuing operations. For the quarter ended September 30, 2007, the Company expended $0 in rent paid to a then-related party, and paid $270,005 in legal and accounting fees, compared to $51,915 and $134,362 respectively for these expenses in the quarter ended September 30, 2006.

OTHER INCOME (EXPENSE)

For the quarter ended September 30			Increase/(decrease)
	2007	2006	$	%
Other Income (Expense)	$2,956,535	$(2,793,185)	$5,749,720	205.8%

The increase in other income during the quarter ended September 30, 2007 was directly attributed to a change in the fair value of warrants issued in connection with convertible notes and the fair value of the beneficial conversion feature of the secured convertible notes. During the quarters ended September 30, 2007 and 2006, change in the fair value of derivative liabilities were a gain of $3,588,421 and a loss of $1,968,960, respectively.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006.

During the six months ended September 30, 2007, the Company's primary source of revenues was sales of its water treatment technology which accounted for $678,208 of total revenues. Sales of OC energy drink products represented $146,643 of total revenues. During the six months ended September 30, 2006, the Company had only $425 in revenues. The increase in revenues related to the continuation of sales of water treatment technology and the commencement of sales of the Company's energy drink products.

GROSS PROFIT (LOSS)

During the six months ended September 30, 2007, $631,401 of cost of revenues related to sales of water treatment technology and production costs related to the cost of equipment that is being acquired for installation in Wyoming in connection with a contract with a customer in Wyoming. Cost of revenues related to sales of energy drink products amounted to $120,854. During the six months ended September 30, 2006, the Company's cost revenues consisted of costs related to $64,528 of purchase costs for water treatment chemicals.

TOTAL OPERATING EXPENSES

During the six months ended September 30, 2006, our total operating expenses of $2,680,047 include personnel costs, product marketing and sales costs, the costs of corporate functions, accounting, transaction costs, legal, public company, information systems and non-cash stock-based compensation. Total operating costs for the six months ended September 30, 2006 were $1,770,105. For both periods, we incurred expenses for general management, and legal and accounting fees related to continuing operations.

OTHER INCOME (EXPENSE)

For the six months ended September 30, 2007, the Company reported $2,466,878 of other income, compared to a total of other expense of $7,422,908 in the six months ended September 30, 2006. The increase in other income during the six months ended September 30, 2007 was directly attributed to a change in the fair value of warrants issued in connection with convertible notes and the fair value of the beneficial conversion feature of the secured convertible notes. During the six months ended September 30, 2007 and 2006, change in the fair value of derivative liabilities were a gain of $4,530,506 and loss of $2,168,279 respectively.

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

Our principal sources of liquidity consist of cash and cash equivalents, cash generated from product sales and construction contracts, and the issuance of equity and/or debt securities. In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, the debt service requirements of our notes payable, capital expenditures and general corporate expenses. In addition, as our sales and operations ramp up, we anticipate significant purchases of equipment for the construction of plants utilizing the CFS Technology. As of September 30, 2007, we had cash and cash equivalents of $123,735 and notes payable outstanding of $2,561,118.

We believe that our existing sources of liquidity, along with cash expected to be generated from product sales and construction contracts and cash generated from the issuance of debt and equity securities, will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements through December 2007. We will need to continue a focused program of capital expenditures to effectuate our CFS Technology project constructions and OC Energy drink production capacity expansion. In order to fund capital expenditures or increase our working capital above our current plan, or complete any acquisitions, we may seek to obtain additional debt or equity financing. We may also need to seek to obtain additional debt or equity financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated, or if we fail to achieve anticipated revenue, experience significant increases in the costs associated with products sales, or if we engage in additional strategic transactions. However, we cannot assure you that such financing will be available to us on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations.

During the quarter ended September 30, 2007, we funded operations through existing cash on hand, cash receipts related to sales of our water treatment technology, sales of our energy drink products and through short term notes issued to qualified investors in the amount of $250,000.

OPERATING ACTIVITIES

Operating cash flows used during the six months ended September 30, 2007, reflect our net loss of ($121,988) and increased working capital requirements, partially offset by non-cash charges (depreciation, amortization of intangible assets, stock-based compensation, non-cash interest expense including the amortization of debt discounts, changes in operating assets and liabilities, and the change in the fair value of derivative instruments) of approximately $509,121.

Operating cash flows used during the quarter ended September 30, 2006, reflect our net loss of ($9,257,916) and increased working capital requirements, partially offset by non-cash charges related to the changes in operating assets and liabilities and amortization of debt discounts of approximately $8,286,127.

INVESTING ACTIVITIES

Investing cash flows using during the quarter ended September 30, 2007, reflect $41,629 of cash used for capitalized costs, net of amounts in accounts payable, incurred in connection with the construction of a water treatment system for a customer in Wyoming, and $31,874 of cash used for the purchase of fixed assets for both the Company and its subsidiary.

FINANCING ACTIVITIES

Financing cash flows provided during the quarter ended September 30, 2007, reflect proceeds from notes payable in the amount of $250,000, and $62,500 in proceeds from the exercise of stock options by employees and consultants. Financing cash flows for the quarter ended September 30, 2006 included $1,300,000 of proceeds from notes payable, partially offset by $148,970 of debt issuance costs.

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

The Company has adopted SFAS 123R, which requires disclosure of the fair value and other characteristics of stock options, and SFAS 148 "Accounting for Stock-Based Compensation — Transition and Disclosure," which requires more prominent disclosure about the effects of an entity's accounting policy decisions with respect to stock-based compensation on reported net loss. The Company has reflected the expense of such stock based compensation based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123R. There were no options issued to employees as of March 31, 2006, all other options and warrants had been accounted for at fair value using the Black Scholes valuation model. Thus, the impact of adopting SFAS 123R was immaterial to the Company's financial statements.

In connection with the adoption of SFAS 123R, we estimate the fair value of our share-based compensation utilizing the Black-Scholes pricing model. The fair value of the options granted is amortized as compensation expense on a straight line basis over the requisite service period of the award, which is generally the vesting period. The fair value calculations involve significant judgments, assumptions, estimates and complexities that impact the amount of compensation expense to be recorded in current and future periods. The factors include: (1) The time period our stock-based compensation awards are expected to remain outstanding based upon the average of the original award period and the remaining vesting period in accordance with SEC Staff Accounting Bulletin 107 simplified method. Our Company's stock trading history has been relatively short (since January 2005). Our expected term assumption for awards issued during the year ended March 31, 2007 was five years. As additional evidence develops from our stock's trading history, the expected term assumption will be refined to capture the relevant trends. (2) The future volatility of our stock has been estimated based upon our entire trading history from inception to the reporting date. (3) A dividend yield of zero has been assumed for awards issued during the quarter ended September 30, 2007 based upon our actual past experience and the fact that we do not anticipate paying a dividend on our shares in the near future. (4) We have based our risk-free interest rate assumption for awards issued during the quarter September 30, 2007 based upon the weighted-average yield of 5.25% available on US Treasury debt instruments with an equivalent expected term. (5) Forfeiture rates for awards issued during these periods have not yet been estimated as the Company has only recently issued share based awards and no forfeiture data has been available to the Company as a result.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal year beginning after November 15, 2007. We are currently assessing the impact of adopting SFAS 159 on our results of operations and financial condition.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

RISK FACTORS

Information on risk factors can be found in our Annual Report on Form 10-KSB for the year ended March 30, 2007 filed with the SEC on July 13, 2007, and our Registration Statement on Form SB-2 dated August 6, 2007, as amended. There have been no material changes to our risk factors during the quarter ended September 30, 2007, other than discussed below.

SHARES OF OUR TOTAL OUTSTANDING COMMON STOCK THAT ARE RESTRICTED FROM IMMEDIATE RESALE BUT MAY BE SOLD INTO THE MARKET IN THE FUTURE COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DROP SIGNIFICANTLY, EVEN IF OUR BUSINESS IS DOING WELL.

As of September 30, 2007, we had 28,769,302 shares of Common Stock issued and outstanding of which approximately 14,389,485 shares are restricted shares. Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of a company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale.

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

In the course of the previous fiscal quarter ended June 30, 2007, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company's management has concluded that the consolidated financial statements included in this report on Form 10-QSB for the quarter ended September 30, 2007 fairly state, in all material respects, the Company's financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. The reason for this conclusion is that the Company ascertained the errors associated with the presentation of the financial information in the course of the review of its consolidated financial statements for the quarter ended June 30, 2007.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On July 3, 2007, the Company and its subsidiary Aquair entered into a settlement agreement with plaintiff Atmospheric Water Technologies, Inc. in the Orange County Superior Court Case No. 05CC09548. Under the terms of the settlement, (i) all parties wer released from liability, (ii) the Company and Aquair, as well as the Company's late Chairman and CEO Louis Knickerbocker, were dismissed with prejudice from the lawsuit, (iii) plaintiff issued a press release announcing the dismissal of the case, and (iv) the Company, through its insurer, paid $15,000 to plaintiff. The case has now been dismissed with prejudice.

The Company's ongoing litigation with it previous investors the NIR Group has been remanded back to the New York Supreme Court, from the federal district court, and is now titled AJW Partners LLC, AJW Offshore Ltd, AJW Qualified Partners LLC, and New Millenium Capital Partners II LLC v. RG Global Lifestyles, Inc. and is Case No. 600323/07. Plaintiffs voluntarily dismissed Louis Knickerbocker without prejudice (therefore the caption has now changed). The causes of action pleaded are for several breach of contract claims, while the Company has asserted defenses and counterclaimed for several claims based on market manipulations and securities law violations. The parties recently unsuccessfully attempted to settle the lawsuit via mediation. The lawsuit now has entered into the discovery phase. The Company cannot reasonably estimate the liability attributable to this pending litigation, and accordingly has not recorded a reserve for liability on the consolidated financial statements of the Company as of September 30, 2007.

Other than the foregoing lawsuits, the Company is not aware of any litigation, either pending or threatened.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2007, the Company entered into a conversion and subscription agreement with one individual (a related party Director and accredited investor) who had been assigned an aggregate of $156,095 of principal and interest on the remaining portion of a $300,000 promissory note which was due to be paid by the Company on March 31, 2007 to a third party. In furtherance of this agreement, on September 4, 2007, the related party assignee of the note agreed to cancel his assigned note, and in lieu of repayment, receive an aggregate of 780,475 shares of the Company’s restricted common stock, which represents a sale of restricted common stock at $0.20 per share. The securities were sold to this Related Party investor in reliance on Section 4(2) under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The company’s Annual Meeting of Shareholders was held pursuant to notice on October 12, 2007. Five proposals were submitted to a vote of the shareholders of the Company:

1. To elect five (5) directors to hold office for a one year ter and until each of their successors are elected and qualified;

2. To ratify the appointment of McKennon Wilson & Morgan LLP as independent auditor for the Company;

3. To authorize the Company’s 2007 Incentive and Nonstatutory Stock Option Plan;

4. To amend the Company’s Articles of Incorporation to change (shorten) the Company’s name to RG Global; and

5. To act upon other business as may properly come before the meeting.

A quorum was declared to be present, and upon motion duly made, seconded and voted upon, the five proposals were approved by the requisite vote of a majority of the security holders of the Company. There was no further proposal submitted for a vote by the security holders and the meeting was adjourned.

Item 5. Other Information

None.

Item 6. Exhibits.

The following Exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-QSB:

Exhibit Number	Description of Document
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R G Global Lifestyles, Inc.

Signature	Title	Date

Grant King	Chief Executive Officer	November 15, 2007

William C. Hitchcock	Chief Financial Officer	November 15, 2007