Form 10QSB
period 2007-12-31
RG GLOBAL LIFESTYLES INC
filed 2008-02-19
CIK 932136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number: 000-254888

RG GLOBAL LIFESTYLES, INC.
(Exact Name of small business issuer as specified in its charter)

California	33-0230641
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1200 N. Van Buren St., Suite A, Anaheim, CA	92807
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (714) 630-1805

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

The number of shares outstanding of the issuer’s Common Stock as of December 31, 2007 was 29,180,644
Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

INDEX

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3

	Consolidated Balance Sheet - December 31, 2007	3

	Consolidated Statements of Operations -
	For the Three and Nine Months ended December 31, 2007 and 2006	4

	Consolidated Statements of Cash Flows
	For the Nine Months ended December 31, 2007 and 2006	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	17

Item 3.	Controls and Procedures	26

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 5.	Other Information	27
Item 6.	Exhibits	27
		27
SIGNATURES		28

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RG Global Lifestyles, Inc.
Consolidated Balance Sheet
December 31, 2007
(unaudited)

Assets
Current assets:

Cash and cash equivalents	$31,689
Resticted cash	2,950,000
Accounts receivable	774,142
Inventory - finished goods	83,373
Federal income tax refund receivable	155,000
Total current assets	3,994,204

Construction in progress	2,910,335
Property and equipment, net	101,070
Intangible assets, net	4,506,575
Other assets	253,426

Total Assets	$11,765,610

Liabilities and Stockholders' Deficit
Current liabilities:

Accounts payable	$1,507,350
Accrued liabilities	1,107,616
Deferred revenues	558,387
State income taxes payable	96,681
Secured convertible notes payable	1,870,433
Warrant liability	2,038,144
Conversion feature liability	5,090,832
Notes payable (net of discount of $11,507)	588,493
Total current liabilities	12,857,936

Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-

Common stock, $0.001 par value, 100,000,000 shares authorized, 29,180,644 issued and outstanding	29,180
Common stock to be issued	2,034,404
Additional paid-in capital	21,097,639
Accumulated deficit	(24,253,549)

Total Liabilities and Stockholders' Deficit	$11,765,610

The accompanying notes are an integral part of these financial statements.

RG Global Lifestyles, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31		December 31
	2007	2006	2007	2006
		As restated		As restated
Revenue:
Product sales	$85,230	$4,243	$231,873	$4,668
Water treatment related	59,368	-	737,576	-
Total revenues	144,598	4,243	969,449	4,668

Cost of revenues:
Product related revenues	53,890	1,445	174,744	65,973
Water treatment related revenues	305,804	-	937,205	-
Total cost of revenue	359,694	1,445	1,111,949	65,973

Gross profit (loss)	(215,096)	2,798	(142,500)	(61,305)

Expenses:
General and administrative, including stock-based compensation of $581,393 and $2,080,277 (2007) and $1,891,231 and $3,445,559 (2006) respectively	1,334,584	2,408,745	3,922,892	4,153,791
Selling and marketing	88,504	19,536	180,243	44,594
Total expenses	1,423,088	2,428,281	4,103,135	4,198,385

Operating loss	(1,638,184)	(2,425,483)	(4,245,635)	(4,259,690)

Other income (expense):
Interest income	73,885	7,985	77,494	-
Interest income (expense) - related party	-	247,531	(25,643)	(14,279)
Interest expense	(183,079)	-	(2,220,582)	(355,394)
Change in fair value of derivative liabilities	244,556	(8,929,099)	4,775,062	(11,097,378)
Proceeds from Key Man life insurance policy	3,000,000	-	3,000,000	-
Interest and financing related to convertible notes	-	(4,003,074)	-	(8,632,514)
Other income (expense)	9,769	-	5,678	-
Total other income (expense)	3,145,130	(12,676,657)	5,612,008	(20,099,565)

Net income (loss) before provision for income taxes	1,506,946	(15,102,140)	1,366,373	(24,359,255)

Provision for income taxes	-	-	-	(800)

Net income (loss) before minority interest	1,506,946	(15,102,140)	1,366,373	(24,360,055)

Minority interest	25,318	-	43,903	-

Net income (loss)	$1,532,264	$(15,102,140)	$1,410,276	$(24,360,055)

Weighted average number of common shares:
Basic	28,846,155	24,182,150	27,803,297	24,182,150
Diluted	50,079,463	24,182,150	46,121,827	24,182,150

Net income (loss) per share:
Basic	$0.05	$(0.62)	$0.05	$(1.01)
Diluted	$0.03	$(0.62)	$0.03	$(1.01)

The accompanying notes are an integral part of these financial statements.

RG Global Lifestyles, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	December 31
	2007	2006
Cash flows from operating activities:		As restated
Net Income (loss)	$1,410,276	$(24,360,055)

Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization of debt discounts related to beneficial
conversion features and warrants	448,630	443,949
Proceeds from ex-officer's life insurance policy	(3,000,000)	-
Interest and financing charges-related party	-	14,279
Non cash expenses associated with convertible debt	-	10,428,069
Change in fair value of derivative liabilities	(4,775,062)	10,593,125
Change in fair value of warrants		504,253
Fair value of common stock in excess of notes payable forgiven	1,656,152	-
Depreciation and amortization	262,884	-
Stock-based compensation	2,080,277	3,447,599
Minority interest in subsidiary	(43,903)	-
Changes in operating assets and liabilities:
Accounts receivable	(774,079)	837
Subscriptions receivable	-	(250,000)
Inventory	170,483	-
Short term notes payable	-	(1,063,940)
Prepaid expenses	25,976	8,550
Accounts payable	192,462	(836)
Accrued liabilities	1,001,181	-
Deferred revenues	442,424	-
Income taxes payable	1,681	-
Net cash used in operating activities	(1,900,618)	(234,170)

Cash flows from investing activities:
Purchase of fixed assets	(35,359)	(11,310)
Construction in progress	(1,677,105)	-
Other assets	(17,411)	-
Purchase of intangible assets	-	(200,000)
Net cash used in investing activities	(1,729,875)	(211,310)

Cash flows from financing activities:
Proceeds from notes payable	-	700,000
Payment of debt issuance costs	-	(226,280)
Cash received for stock to be issued	2,034,404	-
Proceeds from key man life insurance policy	3,000,000	-
Payment on notes payable	-	(223,284)
Proceeds from exercise of stock options	75,500	-
Net cash provided by financing activities	5,109,904	250,436

Net increase (decrease) in cash	2,479,411	(195,044)
Cash - beginning of period	502,278	346,661
Cash - ending of period	$2,981,689	$151,617

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$800

Non-cash investing and financing activities:
Issuance of common stock in settlement of notes payable
and accrued interest	$331,095	$-
Issuance of common stock for tangible and intangible assets	$474,828	$-
Issuance of OC Energy, Inc.'s interests for tangible and intangible assets	$43,903	$-
Construction in progress recorded in accounts payable	$1,233,230	$-

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

Restatements For The Three and Nine Months Ended December 31, 2006

Previously, the Company restated its consolidated financial statements for the three and nine month periods ended December 31, 2006. For additional information, see the amended 10-QSB filed on July 12, 2007 with the SEC.

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

RG Global Lifestyles, Inc.
Notes to consolidated financial statements
(unaudited)

Net Income (Loss) Per Share

The following is a summary of outstanding securities which have been included in the calculation of diluted net loss per share for the three months and nine months ended December 31, 2007:

	Three Months Ended December 31, 2007	Nine Months Ended December 31, 2007
Basic	28,846,155	27,803,297
Common stock options	3,995,543	2,769,840
Common stock warrants	6,838,312	5,149,237
Secured convertible notes	10,399,453	10,399,453
	21,233,308	18,318,530
Totals	50,079,463	46,121,827

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive for the three and nine months ended December 31, 2007 and the three and nine months ended December 31, 2006:

	Three Months Ended December 31, 2007	Nine Months Ended December 31, 2007	Three and Nine Months Ended December 31, 2006
Common stock options	450,500	200,000	8,317,600
Common stock warrants	4,890,000	4,025,000	6,503,940
Secured convertible notes	-	-	2,736,842
Totals	5,340,500	4,225,000	17,558,382

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred an operating loss (loss before income taxes and other expenses) of $4,245,635 for the nine months ended December 31, 2007, and current liabilities in excess of current assets of $8,863,732 at December 31, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities, which might be necessary in the event the Company cannot continue in existence.

Note 3 - Formation of Subsidiary and Asset Purchase

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

At December 31, 2007 the Company recorded as other income-Minority Interest on the consolidated statements of operations, the change in value of the subsidiary based upon 24% of the subsidiary’s net loss from operations in the period then ended, and correspondingly reduced the long term liability. The long term liability was reduced to zero as a result of year-to-date losses incurred by OC Energy Drink, Inc.

RG Global Lifestyles, Inc.
Notes to consolidated financial statements
(unaudited)
Note 4 - Notes Payable

As of December 31, 2007, the Company had the following notes payable and accrued interest:

	Notes Payable	Accrued Interest
2007 Notes Payable, interest at 8% per annum, due on December 26, 2007 and January 12, 2008, face value of $600,000	588,493	57,096
Secured Convertible Notes, interest at 6%, per annum, face value of $2,000,000	1,870,433	105,461
Totals	$2,458,926	$162,557

2007 Notes Payable

During the three and nine months ended December 31, 2007, the Company amortized $147,808 and $448,630, respectively, of the discount resulting from the warrants and beneficial conversion feature to interest expense. At December 31, 2007, the remaining discount relating to these notes was $11,507.

Two of these notes, with a principal balance totaling $250,000, matured on December 26, 2007. Subsequent to that date, the two note holders decided to convert the principal amounts due, plus accrued interest totaling $22,740, into 717,736 shares of the Company’s $0.001 par value common stock, at a purchase price per share of $0.38, all in accordance with the terms of the associated notes.

The third note, with a principal balance of $350,000 matured on January 12, 2008. The holder of this note has decided not to convert the principal plus accrued interest into the Company’s common stock, as allowed under the terms of the note, but has asked that the principal plus accrued interest be paid no later than March 11, 2008. The note holder has also asked that a “penalty interest” rate of 11% be applied to all amounts not paid as of the original maturity date until these amounts are paid in full, in accordance with the terms of the note.

Additionally, the note holder has asked for a warrant to purchase 50,000 shares of the Company’s $0.001 par value common stock at $0.20 per share. The Company is currently negotiating the final terms of the extension.

$2,000,000 Secured Convertible Notes

On June 6, 2006, the Company issued $2,000,000 of 6% callable secured convertible notes due June 6, 2009 (the “Secured Notes”) and stock purchase warrants to purchase 4,000,000 shares of the Company’s common stock, vesting immediately and exercisable before June 6, 2013, with an exercise price of $1.10 subject to adjustment upon certain events. The Secured Notes are convertible at the option of the holder at any time prior to maturity into shares of the Company’s common stock at a conversion price based upon the average of the three lowest trading prices of the Company’s common stock for the previous 20 trading days, and are secured by a security interest in substantially all of the assets of the Company.

RG Global Lifestyles, Inc.
Notes to consolidated financial statements
(unaudited)

The Company accounts for the embedded conversion feature and the warrants as derivatives under SFAS No. 133 "Accounting for Derivative Instruments." Thus the conversion feature and warrants are being carried at their respective fair values with changes in their values recorded in the statements of operations.

As of December 31, 2007, the fair value of the conversion-feature liability related to Secured Notes was $5,090,832. The Company valued the beneficial conversion feature at December 31, 2007, using the Black Scholes method of valuation with the following variables; a risk free interest rate of 3.20%, an exercise price of $0.19, a volatility of 297%, a remaining life of 1.50 years and no dividends. For the three and nine months ended December 31, 2007, the change in fair value of the derivative liability was $84,572 and $217,106, respectively.

At December 31, 2007, the Company valued the warrants at $2,038,544 based upon the Black Scholes method of valuation using the following variables; risk free interest rate of 3.52%, an exercise price of $1.10, a volatility of 297%, an estimated remaining life of 5.45 years and no dividends. For the three and nine months ended December 31, 2007, the change in fair value of the warrants was $159,984 and $4,557,956, respectively.

In January 2007, a dispute arose between the Company and the holders of the Secured Notes which resulted in litigation between the parties. On January 24, 2008, the parties dismissed the litigation and Company entered into a settlement agreement with the holder of the Secured Notes resulting in the cancellation of the Secured Notes. (See Notes 7 and 10 for additional information.)

Note 5 - Stockholders’ Equity

During the three months ended December 31, 2007, the Company sold 6,781,346 shares of its $0.001 par value common stock to nine accredited investors at a price of $0.30 per share for total cash proceeds of $2,034,404. As of December 31, 2007, the Company has not issued the common shares and thus the proceeds received are recorded as “common stock to be issued” on the accompanying balance sheet. In addition, for each dollar invested the investor received a warrant to purchase one share of the Company’s common stock at an exercise price of $0.40 per share. The warrants vest immediately and expire in five years. The warrants were valued at $996,105 based upon the Black Scholes valuation model using the following weighted average estimates: 3.45 % risk free rate, 297% volatility, an expected life of five years and no dividends. The shares were issued exempt from registration pursuant to Section 4(2) of the Securities Act.

See Notes 3, 4, 6 and 10 for a discussion of additional shares of common stock issued during the three and nine months ended December 31, 2007 and subsequent period.

RG Global Lifestyles, Inc.
Notes to consolidated financial statements
(unaudited)

During the nine months ended December 31, 2006, the Company issued 250,000 shares of its $0.001 par value common stock to holders of its Secured Convertible Notes pursuant to the terms of the agreements with such note holders that allow for the conversion of the notes to common stock of the Company. Additionally, on December 26, 2006, the Company incurred an obligation to issue 6,282,150 shares of its $0.001 par value common stock to holders of certain short-term notes payable, in payment of $1,256,430 of principal and interest due under the terms of these notes.

Note 6 - Options and Warrants

Options

On May 3, 2006, the Company’s Board of Directors adopted the 2006 Incentive and Non-statutory Stock Option Plan (“2006 Plan”) for issuance of stock options to employees and others. Under the 2006 Plan, the Company reserved 10,000,000 shares for issuance. As of December 31, 2007, there were 42,400 options available for issuance under the 2006 Plan.

On December 26, 2006, the Board of Directors authorized the issuance of up to 6,000,000 options under its 2007 Incentive and Non-statutory Stock Option Plan (“2007 Plan”). The 2007 Plan was approved by a vote of the shareholders of the Company at the annual meeting of shareholders on October 12, 2007. As of December 31, 2007, there were 745,200 options available for issuance under the 2007 Plan.

Compensation expense recorded during the three and nine months ended December 31, 2007 was $521,305 and $1,952,372, respectively. At December 31, 2007, the options were valued based upon the Black Scholes valuation model using the following estimates: 5.25% risk free rate, 297% volatility, an expected life of approximately five years and no dividends.

The following is a summary of activity of outstanding stock option activity for the nine months ended December 31, 2007:

Number of Shares
Balance, March 31, 2007	13,851,230
Options granted	-
Options exercised	(632,578)
Options cancelled or forfeited	(5,120,500)

Balance, December 31, 2007	8,098,152

Although management believes its estimate regarding the fair value of the services to be reasonable, there can be no assurance that all of the subjective assumptions will remain constant, and therefore the valuation of the services may not be a reliable measure of the fair value of stock compensation or stock based payments for consulting services.

RG Global Lifestyles, Inc.
Notes to consolidated financial statements
(unaudited)

Warrants

On October 11, 2006, the Company issued a warrant to purchase 300,000 of the Company’s $0.001 par value common stock at an exercise price of $0.47 to a consultant for services. One third of the warrant shares were vested upon issuance, the remaining 200,000 warrant shares vest at annual intervals over the period of two years. During the nine months ended December 31, 2007, the Company recorded compensation expense of $28,978 under this agreement. The Company recorded compensation expense of $11,278 during the three months ended December 31, 2007. The Company accounts for this agreement under EITF 96-18 and revalues these warrants at each quarter end. At December 31, 2007, the warrants were valued based upon the Black Scholes valuation model using the following estimates: 5.25 % risk free rate, 297% volatility, an expected life of 3.75 years and no dividends. (See Note 5 for a discussion of the issuance warrants related to the raising of equity capital.)

The following is a summary of activity of outstanding common stock warrants for the nine months ended December 31, 2007:

Number Of Shares
Balance, March 31, 2007	15,403,940
Warrants granted	2,034,404
Warrants exercised	(300,000)
Balance, December 31, 2007	17,138,344

Note 7 - Commitments and Contingencies

Operating Leases

In July 2007, the Company entered into a lease agreement with a company that is owned in part by Juzer Jangbarwala, a Company Director and its Chief Technology Officer, to sub-lease approximately 7,000 square feet to serve as its new corporate office in Anaheim, California. The lease term is for 18 months commencing August 1, 2007, at a rental rate of $7,200 per month and includes office services. The lease agreement required a security deposit of $7,200 and does not provide for any renewal options. Payments to the related entity were $14,400 and $36,000, respectively, during the three and nine months ended December 31, 2007.

In November 2007, the Company’s OC Energy Drink, Inc. subsidiary entered into a lease agreement with a third-party company for approximately 1,100 square feet for a commercial office suite to serve as its new corporate office in Upland, California. The lease term is for 25 months commencing November 1, 2007, at a rental rate of $1,031 per month for the period November 1, 2007, through January 31, 2008, $2,063 for the period February 1, 2008, through October 31, 2008, and $2,146 for the period November 1, 2008, through November 30, 2009. It is also responsible for approximately 2.0% of the overall buildings common area maintenance costs. The lease agreement required a security deposit of $3,004 and does not provide for any renewal options. Additionally, performance under the lease is guaranteed by the President and CEO of OC Energy Drink, Inc.

RG Global Lifestyles, Inc.
Notes to consolidated financial statements
(unaudited)

Legal Proceedings

As of December 31, 2007, litigation between the Company and its previous investors in convertible notes, the NIR Group, in New York State Supreme Court, Case No. 600323/07, was ongoing and entering into the discovery phase. Pursuant to a court order, the Company had placed $3,000,000 in insurance proceeds it received during the three months ended December 31, 2007 from its "key man" life insurance policy with AIG American General into an escrow account pending resolution of the matter. The amount is classified as restricted cash on the accompanying balance sheet as of December 31, 2007.

On January 24, 2008, the parties dismissed their claims and counterclaims against each other pursuant to stipulation, entered into a settlement agreement, cancelled the underlying convertible notes and released the monies from escrow, part of which was used to satisfy the terms of the settlement. (See Note 10 for additional information.)

Water Treatment Contracts

In August 2007, the Company invoiced a customer for the third progress payment of $730,000 in connection with its pending engineering, equipment sale and installation contract with the customer. In accordance with the Company’s revenue recognition policy, the Company has recorded the revenue on the basis of a percentage completion of the pending contract. In the three and nine months ended December 31, 2007 the Company recognized $59,368 and $737,576 of revenue under this contract, respectively. As of December 31, 2007, payments received and invoiced in excess of revenues recorded (deferred revenue) under this contract were $558,387.

On June 25, 2007, the Company entered into contract with Yates Petroleum Corporation (“YPC”) to engineer, design, and install a water treatment system (“System”) of Coal Bed Methane (“CBM”) produced water provided by YPC. The Company will own and operate the System and regeneration waste pond. The Company will receive a base rate under the contract of $0.125 (12.50 cents) per barrel (42 US gallons) of water discharged by the System. The term of the contract is for 60 months from the start of the first billing cycle. The Company received an initial deposit of $25,000 which was recorded as a reduction of costs incurred in the construction of the System. In the quarter ended December 31, 2007, the Company incurred capitalized costs in the construction of the System in the amount of $2,126,204, and total costs to date of $2,910,335, which are reflected as construction in progress on the accompanying consolidated balance sheet. YPC is responsible for constructing the inflow pond and will receive a credit from the Company of $50,000 each month for the first three months of operation. In addition, YPC will receive credits on current billings for future repairs and maintenance to the inflow pond. As of December 31, 2007, YPC had not earned any credits.

RG Global Lifestyles, Inc.
Notes to consolidated financial statements
(unaudited)

OC Energy Drink, Inc. Distribution Contracts

The Company’s majority owned subsidiary OC Energy Drink, Inc. has entered into various agreements with distributors for the distribution of its OC Energy Drink products. Some of these agreements include clauses where by the distributor has the exclusive right to distribute the Company’s products for a particular geographical area.

Note 8 - Segment Reporting and Concentrations

Currently the Company generates all of its revenues, and incurred all of its expenses from the sale of OC Energy products and from construction projects related to water treatment technology. Summaries of revenues generated by segment for the three and nine months ended December 31, 2007, are as follows:

	Three Months Ended December 31, 2007	Nine Months Ended December 31, 2007
Water treatment segment	$59,368	$737,576
OC energy drink segment	85,230	231,873
Total	$144,598	$969,449

A summary of operating income or (loss) by segment for the three and nine months ended December 31, 2007, is as follows:

	Three Months Ended December 31, 2007	Nine Months Ended December 31, 2007
Water treatment segment	$(446,594)	$(391,510)
OC energy drink segment	(140,507)	(325,503)
Corporate segment	(1,051,083)	(3,528,622)
Total	$(1,638,184)	$(4,245,635)

During the quarter ended December 31, 2007, sales to a single customer were 100% and 44.0% of total sales for revenues related to water-treatment technology and revenues related to OC energy drink product sales, respectively.

As of December 31, 2007, all assets of the Company’s operating segments are sourced to the United States of America. A summary of the net assets related to the water treatment segment and to the OC Energy drink segment, after eliminating all inter-company assets, are as follows:

Water treatment segment	$7,916,226
OC energy drink segment	678,404
Corporate segment	3,170,980
Total	$11,765,610

RG Global Lifestyles, Inc.
Notes to consolidated financial statements
(unaudited)
Note 9 - Related Party Transactions

During the quarter ended December 31, 2007, the Company issued a purchase order to Catalyx Fluid Solutions, Inc. (“Catalyx”), for the purchase of resin, at the approximate cost of $756,000, needed for the operation of the Company’s wastewater treatment plant in Wyoming. Catalyx is partially owned by Juzer Jangbarwala, a Company Director and its Chief Technology Officer. In addition, from time to time Catalyx has paid for various costs related to the wastewater treatment plant on behalf of the Company, for which the Company has reimbursed Catalyx. Total costs incurred by the Company with Catalyx during the three and nine months ended December 31, 2007 were $756,000 and $767,049, respectively. As of December 31, 2007, amounts due to Catalyx included in accounts payable were $756,000.

In July 2007, the Company entered into a lease agreement with Catalyx Engineering, Inc. (“CEI”), a company that is owned in part by Juzer Jangbarwala, a Company Director and its Chief Technology Officer, to sub-lease approximately 7,000 square feet to serve as its new corporate office in Anaheim, California. (See Note 7 for additional information on this lease agreement.)

During the quarter ended December 31, 2007, the Company utilized CEI for engineering services related to the design and construction of its water treatment plant in Wyoming. The agreement is verbal and provides engineering services at $75 per hour, which represents a 37.5% discount off of normal CEI rates. Total costs incurred by the Company with CEI during the three and nine months ended December 31, 2007 were $51,091 and $118,157, respectively. As of December 31, 2007, amounts due to CEI included in accounts payable were $27,173.

During the quarter ended December 31, 2007, the Company utilized Fusion Solutions (“Fusion”) for manufacturing of product and promotional items for it OC Energy Drink products. Fusion is owned by Mariano Fusco, a partial owner and CEO of the Company’s subsidiary, OC Energy Drink, Inc., and Albert Guerra, a partial owner of OC Energy, Inc. Total costs incurred by the Company with Fusion during the three and nine months ended December 31, 2007 were $76,971 and $293,437, respectively. As of December 31, 2007, amounts due to Fusion included in accounts payable were $106,516.

During the quarter ended December 31, 2007, the Company utilized Glaser Corporation (“Glaser”) for the rental of office space and equipment as well as for accounting and administrative services for it OC Energy Drink, Inc. subsidiary. Glaser is owned by Robert Glaser, a partial owner and CEO of OC Energy Drink, Inc. Total costs incurred by the Company with Glaser during the three and nine months ended December 31, 2007 were $19,650 and $29,842, respectively. As of December 31, 2007, amounts due to Glaser included in accounts payable were $22,901.

RG Global Lifestyles, Inc.
Notes to consolidated financial statements
(unaudited)

Note 10 - Subsequent Events

(a)	Unregistered Sales of Securities

In January 2008, the Company received an additional aggregate of $417,000 for the sale of its $0.001 par value common stock from twelve accredited investors under the terms of the offering described in Note 5 above.

(b)	Legal Proceedings

On January 24, 2008, the Company, as defendant, and NIR Group, as plaintiff, jointly stipulated to the dismissal of all causes of action in Case No. 600323/07 in New York State Supreme Court. Under the terms of the concomitant settlement, mutual hold harmless provisions were entered into, NIR Group’s convertible notes were cancelled and the Company paid $2,100,000 to plaintiffs from proceeds it had received from its "key man" life insurance policy with AIG American General. In addition, the Company has the obligation to pay the NIR Group $600,000 in 12 equal monthly payments commencing on March 3, 2008. The obligation can be paid in cash or the Company’s common stock at the election of the Company. If paid in common stock, the common stock will be issued at a 10% discount to its closing price as reported on the OTCBB at the time of payment.

(c)	Convertible Notes

The $2,000,000 secured convertible notes held by NIR Group (see Note 3) were cancelled on January 24, 2008 as fully paid under the terms of the settlement of the litigation between it and the Company.

(d)	Related Party Transactions

In January 2008, the Company paid $476,000 to Catalyx for partial payment of the purchase order for the resin as described in Note 9(a) above. The Company owes approximately $280,000 to Catalyx under this purchase order.

In January 2008, Grant King, a Company Director and its Chief Executive Officer, loaned the Company $100,000, which was placed into escrow by court order in the litigation with NIR Group (see Note 10(b) above). Upon dismissal of the lawsuit on January 24, 2008, the escrow monies were released and the Company repaid Mr. King the $100,000 in principal without interest.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

●	Increased competitive pressures from existing competitors and new entrants;

●	Deterioration in general or regional economic conditions;

●	Adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

●
Ability to grow business in OC Energy Drink product lines and CFS wastewater treatment technology, and meet or exceed its return on shareholders’ equity target, which will depend on the Company’s ability to manage its capital needs and the effect of business and/or acquisitions;

●	If acquisitions are made, the costs and successful integration of acquisitions;

●	Barriers in trade with foreign countries or tariff regulations and other United States and foreign laws;

●	Loss of customers or sales weakness;

●	Effect of environmental regulations in the field of wastewater treatment associated with coal bed methane mining;

●	Inability to achieve future sales levels or other operating results;

●	Ability to locate suitable new products for distribution within our business sector, and retain licensing rights to such new products on acceptable terms;

●	The continuation of favorable trends, including the drop in affordable potable water globally;

●	Outcomes and costs associated with litigation and potential compliance matters;

●	Inadequacies in the Company’s internal control over financial reporting, which could result in inaccurate or incomplete financial reporting;

●	Dilution to Shareholders from convertible debt or equity financings;

●	Loss of key management or other unanticipated personnel changes;

●	The unavailability of funds for capital expenditures; and

●	Operational inefficiencies in distribution or other systems.

The following discussion should be read in conjunction with the historical financial statements of R.G. Global Lifestyles, Inc., including on Form 10-KSB as of March 31, 2007, and those of its predecessor, the L.L. Knickerbocker Company, Inc., and notes thereto.

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

OVERVIEW

CFS TECHNOLOGY

The Company operates CFS as a division. CFS sells and operates plants that utilize its proprietary wastewater treatment technology ("CFS Technology") for the reclamation of wastewater associated with the production of methane in coal bed applications. The technology removes sodium and other pollutants from such wastewater allowing it to be returned to the environment within compliance regulations. The successful removal of the treated wastewater in turn allows energy companies to harvest and sell methane associated with coal beds.

CFS is currently finalizing construction on its first CFS Technology plant in Wyoming in connection with an agreement with Yates Petroleum and anticipates testing of the plant to occur in February 2008. This agreement is structured on a “build, own and operate” economic model whereby CFS provides a “turnkey” plant to the methane producer and charges a royalty on a per barrel of cleaned wastewater. Additionally, CFS has commenced the manufacturing process of a CFS Technology plant for direct sale to Black Diamond Energy, Inc., another methane producer in Wyoming.

CFS is currently pursuing additional energy companies in Wyoming, and other locations for current customers, for the lease or sale, construction, use and/or support of the CFS Technology.

OC ENERGY DRINKS

The Company has launched its line of "OC ENERGY" caffeinated energy drinks and oxygenated water fashioned for the Orange County lifestyle. Presently there are three Energy Drinks and one Highly Oxygenated Water. The Energy Drinks consist of a 2-oz high-powered "shot" energy drink ("Insane"), a 10-oz energy drink ("KIK-IT") and a 10-oz diet energy drink ("KIK-IT Diet") in addition to a 17-oz ("O2") bottle of 100% pure oxygenated structured water. The energy drinks are low in natural sugar and high in vitamins and minerals, and come in a custom-designed bottle.

The Company operates OC Energy Drink, Inc. as a majority owned subsidiary. The Company’s percentage of controlling interest requires that operations be included in the consolidated financial statements. The percentage of equity interest that is not owned by the Company is shown as “Minority interest in subsidiary” in the consolidated balance sheets and consolidated statements of operations. The change in value of the minority interest in subsidiary is reflected as other income in the attached consolidated statements of operations.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2007 AND 2006.

The three-month period ended December 31, 2006 was previously restated. For additional information see the amended 10-QSB filed on July 12, 2007 with the SEC.

The following table summarizes the results of continuing operations and balance sheet amounts of the Company for the periods and dates shown:

	Three Months Ended December 31
INCOME STATEMENT DATA	2007	2006
		(As restated)
Revenue	$144,598	$4,243
Gross profit (loss)	$(215,096)	$2,798
Loss from operations	$(1,638,184)	$(2,425,483)
Net income (loss)	$1,532,264	$(15,102,140)
Net income (loss) per weighted average common share	$0.05	$(0.62)

	As of	As of
BALANCE SHEET DATA	December 31, 2007	March 31, 2007
Total assets	$11,765,610	$5,489,626
Total liabilities	$12,857,936	$14,657,142
Stockholders' deficit	$(1,092,326)	$(9,167,516)

	For the quarter ended December 31		Increase/(decrease)
REVENUES	2007	2006	$	%
Revenues	$144,598	$4,243	$140,355	3,307.9%

During the quarter ended December 31, 2007, revenue associated with the Company's water treatment technology accounted for $59,368 of total revenues. These revenues related solely to the Black Diamond construction project. To date the Company has not incurred any royalties related to the treatment of the water. Sales of OC Energy Drink products represented $85,230 of total revenues during the same period. During the quarter ended December 31, 2006 (as restated), the Company had $4,243 in revenues, all from its OC Energy Drink products. The increase in revenues resulted from the continuing recognition of revenues related to the Company’s water treatment technology and the expanding sales of energy drink products.

	For the quarter ended December 31		Increase/(decrease)
GROSS PROFIT (LOSS)	2007	2006	$	%
Gross profit (loss)	$(215,096)	$2,798	$(217,894)	(7,789.5)%

During the quarter ended December 31, 2007, gross profit (loss) associated with the Company's water treatment technology was $(246,436) and the gross profit (loss) from OC Energy Drink products was $31,340. During the quarter ended December 31, 2006 (as restated), the Company had $2,798 in gross profit, all from its OC Energy Drink products. The gross loss from the Company’s water treatment technology in the quarter ended December 31, 2007 was primarily the result of the write-off of $253,854 of certain water production equipment that the Company was attempting to resale. The Company determined that the water production equipment had limited commercial application and thus, the cost would not be recovered. The increase in gross profit from OC Energy Drink products resulted from the expanding sales of energy drink products.

	For the quarter ended December 31		Increase/(decrease)
TOTAL OPERATING EXPENSES	2007	2006	$	%
Total Operating Expenses	$1,423,088	$2,428,281	$(1,005,193)	(41.4)%

Total operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, legal expense, information systems expense, and product marketing and sales expense. The decrease in total operating expenses in the quarter ended December 31, 2007 was primarily the result of recording a significant increase in stock-based compensation in the quarter ended December 31, 2006, as a result of repricing previously-granted stock options.

	For the quarter ended December 31		Increase/(decrease)
OTHER INCOME (EXPENSE)	2007	2006	$	%
Other Income (Expense)	$3,145,130	$(12,676,657)	$15,821,787	N/A

The increase in other income during the quarter ended December 31, 2007 resulted primarily from the difference in the change in the fair value of warrants issued in connection with convertible notes of $9,173,655, the change in interest and financing related to convertible notes of $4,003,074 and the proceeds from a key man life insurance payment of $3,000,000.

RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIODS ENDED DECEMBER 31, 2007 AND 2006.

The nine-month period ended December 31, 2006 was previously restated. For additional information see the amended 10-QSB filed on July 12, 2007 with the SEC.

The following table summarizes the results of continuing operations of the Company for the periods shown:

	Nine Months Ended December 31
INCOME STATEMENT DATA	2007	2006
		(As restated)
Revenue	$969,449	$4,668
Gross profit (loss)	$(142,500)	$(61,305)
Loss from operations	$(4,245,635)	$(4,259,690)
Net income (loss)	$1,410,276	$(24,360,055)
Net income (loss) per weighted average common share	$0.05	$(1.01)

	For the nine months ended December 31		Increase/(decrease)
REVENUES	2007	2006	$	%
Revenues	$969,449	$4,668	$964,781	20,667.0%

During the nine-month period ended December 31, 2007, revenue associated with the Company's water treatment technology accounted for $737,576 of total revenues. These revenues related solely to the Black Diamond construction project. To date the Company has not incurred any royalties related to the treatment of the water. Sales of OC Energy Drink products represented $231,873 of total revenues during the same period. During the nine-month period ended December 31, 2006 (as restated), the Company had $4,668 in revenues, all from its OC Energy Drink products. The increase in revenues resulted from the continuing recognition of revenues related to the Company’s water treatment technology and the expanding sales of energy drink products.

	For the nine months ended December 31		Increase/(decrease)
GROSS PROFIT (LOSS)	2007	2006	$	%
Gross profit (loss)	$(142,500)	$(61,305)	$(81,195)	(132.4)%

During the nine-month period ended December 31, 2007, gross profit (loss) associated with the Company's water treatment technology was $(199,629) and the gross profit (loss) from OC Energy Drink products was $57,129. During the nine-month period ended December 31, 2006 (as restated), the Company had a gross profit (loss) of $(61,305), all from its OC Energy Drink products. The gross loss from the Company’s water treatment technology in the nine-month period ended December 31, 2007 was primarily the result of the write-off of $253,854 of certain water production equipment that the Company was attempting to resale. The Company determined that the water production equipment had limited commercial application and thus, the cost would not be recovered. The increase in gross profit from OC Energy Drink products resulted from the expanding sales of energy drink products.

	For the nine months ended December 31		Increase/(decrease)
TOTAL OPERATING EXPENSES	2007	2006	$	%
Total Operating Expenses	$4,103,135	$4,198,385	$(95,250)	2.3%

Total operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, legal expense, information systems expense, and product marketing and sales expense. The decrease in operating expenses during the nine months ended December 31, 2007, resulted primarily from a decline in administrative salaries and benefits, partially offset by an increase in amortization of intangible assets associated with the Company’s water treatment technology.

	For the nine months ended December 31		Increase/(decrease)
OTHER INCOME (EXPENSE)	2007	2006	$	%
Other Income (Expense)	$5,612,008	$(20,099,565)	$25,711,573	N/A

The increase in other income during the nine-month period ended December 31, 2007 resulted primarily from the difference in the change in the fair value of warrants issued in connection with convertible notes of $15,872,440, the change in interest and financing related to convertible notes of $8,632,514 and the proceeds from a key man life insurance payment of $3,000,000.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business. The report of our independent auditors contains an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern as a result of recurring losses and negative cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary if we are unable to continue as a going concern.

The Company’s principal sources of liquidity consist of cash and cash equivalents, cash generated from product sales and construction contracts, and the issuance of equity and/or debt securities. In addition to funding operations, the Company’s principal short-term and long-term liquidity needs have been, and are expected to be, the debt service requirements of its notes payable, capital expenditures and general corporate expense expenses. In addition, as its sales and operations continue to increase, the Company anticipates significant increases in purchases of equipment for the construction of plants utilizing the CFS Technology. As of December 31, 2007, the Company had cash and cash equivalents of $31,689, restricted cash of $2,950,000 and notes payable outstanding of $2,458,926.

The Company believes that its existing sources of liquidity, along with cash expected to be generated from product sales and construction contracts and cash generated from the issuance of debt and equity securities, will be sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements through March 31, 2008. The Company will need to continue a focused program of capital expenditures to effectuate its CFS Technology project constructions and OC Energy drink production capacity expansion. In order to fund capital expenditures or increase working capital above the current plan, or complete any acquisitions, the Company may seek to obtain additional debt or equity financing. It may also need to obtain additional debt or equity financing if it experiences downturns or cyclical fluctuations in its business that are more severe or longer than anticipated, or if the Company fails to achieve anticipated revenue, experiences significant increases in the costs associated with products sales, or if it engages in additional strategic transactions. However, the Company cannot provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations.

For the nine-month period ended December 31, 2007, the Company funded operations primarily through sales of its common stock to investors in the amount of $2,034,404 and proceeds from the issuance of short-term notes of $250,000.

OPERATING ACTIVITIES

Operating cash flows used during the nine months ended December 31, 2007, amounted to $1,900,618. The primary source of operating cash flows was an increase in net working capital accounts (other than cash) of $1,060,128. The primary use of cash, resulted from the Company’s net income of $1,410,276 offset by non-cash and non-operating items (depreciation, amortization of intangible assets, stock-based compensation, fair value of common stock issued in excess of subscription price, non-cash interest expense including the amortization of debt discounts, proceeds from a key man life insurance payment and the change in the fair value of derivative instruments) totaling $3,371,022.

INVESTING ACTIVITIES

Investing cash flows during the nine months ended December 31, 2007, amounted to $1,729,875 used primarily for capitalized costs incurred in connection with the construction of a water treatment system for a customer in Wyoming.

FINANCING ACTIVITIES

Financing cash flows during the nine months ended December 31, 2007, amounted to $5,109,904 and consisted primarily of $3,000,000 of proceeds from the payment on a key man life insurance policy and sales of its common stock to investors in the amount of $2,134,404.

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

The methods, estimates, and judgment we use in applying our most critical accounting policies have significant impact on the results we report in our financial statements. The SEC has defined "critical accounting policies" as those accounting policies that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates are described below under the heading "Revenue Recognition." We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 1, "Summary of Organization and Significant Accounting Policies" in the notes to our audited financial statements appearing in our annual report on Form 10-KSB. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available, and actual results may differ significantly from these estimates.

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

REVENUE RECOGNITION

Product sales - For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB104"), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

Construction contracts - In accordance with Statement of Position 81-1"Accounting for Performance of Construction-Type and Certain Production-Type Contracts", the Company uses the percentage completion method for the recognition of revenue received in connection with its engineering, equipment sale and installation contracts. In making the estimate of the percentage of revenue to recognize, the Company compares costs to the total projected cost of the contract. Accordingly, the Company recognizes that portion of the revenue and record the balance of the cash received as deferred revenues, which is included within accrued liabilities on the accompanying balance sheet.

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

In connection with the adoption of SFAS 123R, we estimate the fair value of our share-based compensation utilizing the Black-Scholes pricing model. The fair value of the options granted is amortized as compensation expense on a straight line basis over the requisite service period of the award, which is generally the vesting period. The fair value calculations involve significant judgments, assumptions, estimates and complexities that impact the amount of compensation expense to be recorded in current and future periods. The factors include: (1) The time period our stock-based compensation awards are expected to remain outstanding based upon the average of the original award period and the remaining vesting period in accordance with SEC Staff Accounting Bulletin 107 simplified method. Our Company's stock trading history has been relatively short (since January 2005). Our expected term assumption for awards issued during the year ended March 31, 2007 was five years. As additional evidence develops from our stock's trading history, the expected term assumption will be refined to capture the relevant trends. (2) The future volatility of our stock has been estimated based upon our entire trading history from inception to the reporting date. (3) A dividend yield of zero has been assumed for awards issued during the quarter ended December 31, 2007 based upon our actual past experience and the fact that we do not anticipate paying a dividend on our shares in the near future. (4) We have based our risk-free interest rate assumption for awards issued during the quarter December 31, 2007 based upon the weighted-average yield of 5.25% available on US Treasury debt instruments with an equivalent expected term. (5) Forfeiture rates for awards issued during these periods have not yet been estimated as the Company has only recently issued share based awards and no forfeiture data has been available to the Company as a result.

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force ("EITF") 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling,
Goods or Services." The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

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

RISK FACTORS

Information on risk factors can be found in our Annual Report on Form 10-KSB for the year ended March 31, 2007 filed with the SEC on July 13, 2007. There have been no material changes to our risk factors during the quarter ended December 31, 2007, other than discussed below.

SHARES OF OUR TOTAL OUTSTANDING COMMON STOCK THAT ARE RESTRICTED FROM IMMEDIATE RESALE BUT MAY BE SOLD INTO THE MARKET IN THE FUTURE COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DROP SIGNIFICANTLY, EVEN IF OUR BUSINESS IS DOING WELL.

As of December 31, 2007, we had 29,180,644 shares of common stock issued and outstanding of which approximately 13,384,507 shares are restricted shares. Under the SEC’s recent final rule amending Rule 144, in essence, with adequate current public information available concerning our company, a non-affiliate holding "restricted securities" for a period of six months may sell such securities without volume limitation in a brokerage transaction, and a non-affiliate may sell such securities after holding them for one year in a brokerage transaction and only an amount every three months equal to the greater of (a) one percent of a company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. After one year, non-affiliates may sell such securities without restriction. The sale in the public market of such shares of Common Stock may adversely affect prevailing market prices of our Common Stock.

Item 3. Controls and Procedures

As required by SEC rules, the Company regularly evaluates the effectiveness of disclosure controls and procedures and report its conclusions about the effectiveness of the disclosure controls quarterly on our Forms 10-QSB and annually on our Forms 10-KSB.

In the course of the fiscal quarter ended December 31, 2007, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company's management has concluded that the consolidated financial statements included in this report on Form 10-QSB for the quarter ended December 31, 2007 fairly state, in all material respects, the Company's financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. The reason for this conclusion is that the Company ascertained the errors associated with the presentation of the financial information in the course of the review of its consolidated financial statements for the quarter ended December 31, 2007.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On January 24, 2008, the Company settled and dismissed its prior litigation with certain of its previous investors, the NIR Group. The case had been in the discovery phase during the quarter ended December 31, 2007. The settlement was funded by proceeds the Company received in connection with a claim it had on a key man life insurance policy, taken out in connection with the financing with the NIR Group. NIR Group cancelled its secured convertible notes it previously held and both parties received mutual hold harmless protection.

Other than the foregoing, the Company is not aware of any litigation, either pending or threatened.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2007, the Company raised investor money through an offering of stock and warrants. The terms of this offering are a sale of common stock for $0.30 per share with the investor additionally receiving a warrant to purchase one share of common stock at $0.40 for every dollar invested. During the quarter, the Company raised $1,989,404 in this offering from seven accredited investors, and, therefore, has incurred the obligation to issue 6,631,346 shares of common stock and warrants to purchase 1,989,404 shares of common stock. The shares sold and the shares underlying the warrants have standard piggyback registration rights. The securities were sold to the investors in reliance on Section 4(2) under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits.

The following Exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-QSB:

Exhibit Number	Description of Document
4.6	Form of Investor Securities Purchase Agreement and Warrant

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R G Global Lifestyles, Inc.

Signature	Title	Date

/s/Grant King
Grant King	Chief Executive Officer	February 19, 2008

/s/ Brian Ruttencutter
Brian Ruttencutter	Chief Financial Officer	February 19, 2008