Form 10QSB/A
period 2007-12-31
RG GLOBAL LIFESTYLES INC
filed 2008-02-19
CIK 932136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

EXPLANATORY NOTE

This Form 10-QSB/A No. 1 amends our Form 10-QSB for the period ended December 31, 2007, which was filed with the Securities and Exchange Commission on February 19, 2008 (the “Original Filing”). We are filing this Form 10-QSB/A No. 1 to correct a footing error on the consolidated statement of cash flows.

In addition, in connection with the filing of this Form 10-QSB/A No. 1 and pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, we are including with this Form 10-QSB/A No. 1 certain currently dated certifications.

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

RG Global Lifestyles, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	December 31
	2007	2006
Cash flows from operating activities:		As restated
Net Income (loss)	$1,410,276	$(24,360,055)

Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization of debt discounts related to beneficial
conversion features and warrants	448,630	443,949
Proceeds from ex-officer's life insurance policy	(3,000,000)	-
Interest and financing charges-related party	-	14,279
Non cash expenses associated with convertible debt	-	10,428,069
Change in fair value of derivative liabilities	(4,775,062)	10,593,125
Change in fair value of warrants		504,253
Fair value of common stock in excess of notes payable forgiven	1,656,152	-
Depreciation and amortization	262,884	-
Stock-based compensation	2,080,277	3,447,599
Minority interest in subsidiary	(43,903)	-
Changes in operating assets and liabilities:
Accounts receivable	(774,079)	837
Subscriptions receivable	-	(250,000)
Inventory	170,483	-
Short term notes payable	-	(1,063,940)
Prepaid expenses	25,976	8,550
Accounts payable	192,462	(836)
Accrued liabilities	1,001,181	-
Deferred revenues	442,424	-
Income taxes payable	1,681	-
Net cash used in operating activities	(900,618)	(234,170)

Cash flows from investing activities:
Purchase of fixed assets	(35,359)	(11,310)
Construction in progress	(1,677,105)	-
Other assets	(17,411)	-
Purchase of intangible assets	-	(200,000)
Net cash used in investing activities	(1,729,875)	(211,310)

Cash flows from financing activities:
Proceeds from notes payable	-	700,000
Payment of debt issuance costs	-	(226,280)
Cash received for stock to be issued	2,034,404	-
Proceeds from key man life insurance policy	3,000,000	-
Payment on notes payable	-	(223,284)
Proceeds from exercise of stock options	75,500	-
Net cash provided by financing activities	5,109,904	250,436

Net increase (decrease) in cash	2,479,411	(195,044)
Cash - beginning of period	502,278	346,661
Cash - ending of period	$2,981,689	$151,617

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$800

Non-cash investing and financing activities:
Issuance of common stock in settlement of notes payable
and accrued interest	$331,095	$-
Issuance of common stock for tangible and intangible assets	$474,828	$-
Issuance of OC Energy, Inc.'s interests for tangible and intangible assets	$43,903	$-
Construction in progress recorded in accounts payable	$1,233,230	$-

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

OPERATING ACTIVITIES

Operating cash flows used during the nine months ended December 31, 2007, amounted to $900,618. The primary source of operating cash flows was an increase in net working capital accounts (other than cash) of $1,060,128. The primary use of cash, resulted from the Company’s net income of $1,410,276 offset by non-cash and non-operating items (depreciation, amortization of intangible assets, stock-based compensation, fair value of common stock issued in excess of subscription price, non-cash interest expense including the amortization of debt discounts, proceeds from a key man life insurance payment and the change in the fair value of derivative instruments) totaling $3,371,022.

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

None.

Item 5. Other Information

None.

Item 6. Exhibits.

The following Exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-QSB/A:

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