Form 10KSB
period 2008-03-31
RG GLOBAL LIFESTYLES INC
filed 2008-07-15
CIK 932136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended MARCH 31, 2008

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

Common Stock $.001 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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

The issuer’s revenues for the most recent fiscal year were $981,218.

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2008 was approximately $5,840,000.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer’s Common Stock as of June 30, 2008 was 44,307,792

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement to be filed for the 2008 Annual Meeting of Stockholders of the issuer is also hereby incorporated by reference into certain Items of Part III of this Form 10-KSB.

i

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Company History

RG Global Lifestyles, Inc. (the “Company”), was originally incorporated in California on July 12, 1985 as International Beauty Supply Ltd. The name of the corporation was changed on May 28, 1993 to L.L. Knickerbocker Co., Inc., and thereafter on January 9, 2003 to the present name, RG Global Lifestyles, Inc.

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

Reverse Merger

Subsequent to its discharge from bankruptcy, the Company sought alternative business opportunities and developed a new business plan through a merger and consolidation with other entities. In furtherance of this plan, in July of 2004, the Company entered into an Agreement and Plan of Reorganization, (the “Plan of Reorganization”), among Amerikal International Holding, Inc. (“AIH”), the Company, Horst Geicke, and the shareholders of Amerikal International Holding, Inc. (the “AIH Shareholders”). Pursuant to the Plan of Reorganization, the Company acquired all of the outstanding shares of AIH from the AIH Shareholders in exchange for the issuance by the Company to the AIH Shareholders of 1,934,880 shares of the Company's Common Stock (“Common Stock”). The Plan of Reorganization also provided for the transfer by an entity controlled by Horst Geicke to the AIH Shareholders of 16,630,607 shares of the Company's Common Stock held by the entity in exchange for nominal consideration. Prior to the consummation of the transactions contemplated by the Plan of Reorganization, Horst Geicke beneficially held 90% of the outstanding Common Stock of the Company. Immediately following the transactions, the Company had 21,462,000 shares of Common Stock issued and outstanding, and the AIH Shareholders held 18,530,607 shares, or 86.34%, of the Company's Common Stock issued and outstanding. Thus, at the close of the transactions, the former shareholders of AIH controlled the voting power of a majority of the Company's Common Stock. As a result of the reverse merger, the Company caused AIH to be acquired by the Company pursuant to a Certificate of Ownership filed with the California Secretary of State on August 12, 2004 and Articles of Merger filed with the Nevada Secretary of State on August 17, 2004. The Company continued as the surviving entity in the reverse merger, and held AIH as a wholly owned subsidiary (“Amerikal”).

Aquair

In October 2004, the Company formed Aquair as a wholly-owned subsidiary and California corporation. Aquair was formed to distribute environmentally friendly water generating equipment that creates purified drinking water from air for residential and commercial uses, distribute anti-microbial and anti-scaling technology worldwide, and to pursue other water-related technologies and opportunities. The Company has suspended the operations of this subsisidiary.

Reinstatement on OTC Bulletin Board

In January 2005, the Company received clearance for quotation of its Common Stock on the over-the counter Bulletin Board (“OTC Bulletin Board”), under the symbol “RGBL.”

Distribution of Amerikal

On October 1, 2005, the Company distributed its wholly-owned subsidiary Amerikal to a group of founding AIH shareholders in exchange for approximately 7,500,000 million shares of Common Stock of the Company. The distribution reduced the outstanding shares of common stock of the Company from approximately 25 million to about 17 million, and allowed management to concentrate its efforts on implementing and executing its Aquair business plan.

Purchase and Sale of Assets of On Line Surgery, Inc.

In January 2005, the Company issued 200,000 shares of its restricted Common Stock to acquire rights to an Internet portal known as On Line Surgery. Subsequently, in the quarter ended December 31, 2005, the Company formed On Line Surgery, Inc. as a wholly-owned subsidiary and California corporation (“On Line Surgery”), to develop the advertising potential of this web portal for the Company's then existing nutraceutical product line, as well as to generate advertising revenue from physicians and other potential customers. During the quarter ending December 31, 2005, the Company sold its rights to the url “www.onlinesurgery.com”, the sole asset related to On Line Surgery, for $20,000. On Line Surgery never commenced operations.

Aquair Asia

In 2006, the Company formed two subsidiaries in Asia in anticipation of Asian operations and sales of its Aquair products. Specifically, it organized Aquair Hong Kong Ltd, a company organized under the laws of Hong Kong, and Aquair Asia Company Limited, a company organized under the laws of Thailand.

The Company operates primarily in two (2) segments as follows:

OC Energy Drinks

In late 2006, the Company commenced operations in the bottled energy drink and oxygenated water industry as OC Energy Drinks, as a division of the Company (“OC Energy”), and later transferred operations to a majority owned subsidiary of the Company (previously named On Line Surgery, Inc.).

Catalyx Fluid Solutions, a division of RGBL (“CFS”)

In February 2007, with the technology it purchased from Catalyx Fluid Solutions, Inc., the Company commenced operations in the water reclamation industry specifically associated with coal-bed mining as Catalyx Fluid Solutions, a division of RGBL.

Business of Issuer

OVERVIEW

CFS TECHNOLOGY

The Company operates CFS as a division. CFS manufactures plants that utilize its proprietary wastewater treatment technology ("CFS Technology") based on an ion-exchange process for the treatment and reclamation of wastewater associated with the production of methane in coal bed applications. The CFS Technology removes sodium and other pollutants from such wastewater allowing it to be returned to the environment within local, state and federal environmental compliance regulations. The successful removal of the treated wastewater in turn allows energy companies to harvest and sell methane associated with coal beds. The Company receives a royalty from the customer for every barrel of water treated and purified.

In April of 2008, CFS has constructed and successfully tested its first CFS Technology plant in Wyoming in connection with an agreement with Yates Petroleum, Inc. This agreement is structured on a “build, own and operate” economic model whereby CFS provides a “turnkey” plant to Yates Petroleum and charges a royalty per barrel of cleaned wastewater. The Company receives a fixed royalty for every barrel of water treated and purified and maintains ownership of the equipment under a five year contract. Previously, CFS had commenced the manufacturing process of a CFS Technology plant for direct sale to Black Diamond Energy, Inc., another methane producer in Wyoming. Under the contract, the Company was responsible for the manufacture and installation of the equipment. However this project has halted due to a suspension in payment by the customer.

CFS is currently pursuing additional opportunities with other energy companies in the US and internationally, for the lease or sale, construction, use and/or support of the CFS Technology.

OC ENERGY DRINKS

The Company operates OC Energy Drink, Inc. as a majority owned subsidiary. OC Energy Drink has launched its line of "OC ENERGY" caffeinated energy drinks and oxygenated water fashioned for the Orange County lifestyle. Presently there are three Energy Drinks and one Highly Oxygenated Water. The Energy Drinks consist of a 2-oz high-powered "shot" energy drink ("Insane"), a 10-oz energy drink ("KIK-IT") and a 10-oz diet energy drink ("KIK-IT Diet") in addition to a 17-oz ("O2") bottle of 100% pure oxygenated structured water. The energy drinks are low in natural sugar and high in vitamins and minerals, and come in custom-designed bottles.

Because the Company has a controlling interest in OC Energy Drink, Inc., its results of operations are included in the Company’s consolidated financial statements. The percentage of equity interest that is not owned by the Company is shown as “Minority interest in subsidiary” in the consolidated balance sheets and consolidated statements of operations. The change in value of the minority interest in subsidiary is reflected as other income in the attached consolidated statements of operations.

Principal Products and Services, and Distribution Methods

CFS

CFS currently offers its CFS Technology “for sale” or on a “build, own, operate” model to the methane energy industry primarily in Wyoming, although the CFS Technology has applications and utility worldwide. The build, own and operate model is structured so that the Company is responsible for the construction of the plant, installation and maintenance of the equipment and the day-to-day operations of the plant in exchange for a royalty payment for each barrel of water purified. The Company currently has one contract under this model which was constructed for Yates Petroleum Inc., located in Gillette, WY.

The for sale model is structured so that the Company sells and installs the equipment at a fixed contract price. The Company currently has one contract under this model which has been placed on hold by the customer due to lack of funds.

To date, CFS has used RIMON LTD., an Israeli company, to manufacture the equipment used in the water treatment plants.

OC Energy

OC Energy distributes its three Energy Drinks and Highly Oxygenated Water directly to retail stores and through a network of regional and national distributors domestically, and to international distributors. OC Energy designed the packaging, but does not manufacture the OC Energy products. All of OC Energy’s products are bottled and packed by a third party.

Pursuant to our instructions, the bottler purchases concentrates, juices, flavors, vitamins, minerals, nutrients, herbs, supplements, caps, labels, trays, boxes and other ingredients for our beverage products. Depending on the product, the bottler adds water and/or high fructose corn syrup, or sucrose, or cane sugar or an artificial sweetener, and/or citric acid or other ingredients and supplements for the manufacture of the finished products for packaging into approved containers.

Status of Publicly Announced New Products and Services

In the past, the Company had announced its sale of atmospheric water generators as its main business focus. The Company is no longer pursuing this line of business and is focusing primarily on its CFS division and its sale of wastewater treatment plants.

Competition

CFS

The CFS Technology currently has direct competition from AMF Cuno, Ionics, GE Water, Water Factory, Harmon Systems International, EMIT Water Discharge Technology, and Universal Systems.

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

OC Energy Drinks

The beverage industry for energy drinks is highly competitive. The principal areas of competition are pricing, packaging, development of new products and flavors and marketing campaigns. Our products compete with a wide range of drinks produced by a relatively large number of manufacturers, most of which have substantially greater financial, marketing and distribution resources than we do.

Important factors affecting our ability to compete successfully include taste and flavor of products, trade and consumer promotions, rapid and effective development of new, unique cutting edge products, attractive and different packaging, branded product advertising and pricing. We also compete for distributors who will concentrate on marketing our products over those of our competitors, provide stable and reliable distribution and secure adequate shelf space in retail outlets. Competitive pressures in the energy and bottled water industry could cause our products to fail to gain market share which could have a material adverse affect on our business and results.

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

Principal Suppliers

CFS

CFS has contracted RIMON Ltd. to construct the equipment used in the water treatment plants using the CFS Technology. CFS contracts with a third party to supply the appropriate resins for use in its CFS Technology systems.

OC Energy

OC Energy utilizes Sunsation, Inc., a third party bottler, to supply it with its products.

Dependence on One or a Few Major Customers

For the fiscal year ended March 31, 2008, 100% of water treatment revenues were generated from one customer. The loss of this customer had a significant impact on the Company’s financial statements.

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

OC Energy owns, or has been assigned, the following trademarks: Aquair, OC Energy, KIK-IT, KIK-IT Diet, Insane, and 02.

As part of the Technology Transfer Agreement effective January 2007 between the Company and Catalyx Fluid Solutions, Inc., the Company purchased US patent 6776913 and proprietary know how which is expected to form the basis for further patents based on the fundamentals in the issued patent. The Company intends to file multiple patents for the CFS Technology utilized to treat coal bed methane gas wastewater. The Company also intends to file patents in Australia for a unique technology to condense water from humidity in the air.

Government Approval

CFS

The plant in Wyoming using the CFS Technology (currently the only location contracted for) requires a permit issued by the Wyoming Department of Environment Services (WYPDES permits) that regulate and allow the clean water discharge into the environment.

OC Energy

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

Cost and Effects of Compliance with Environmental Laws and Regulations

CFS

The CFS Technology for plants in Wyoming (currently the only location contracted for) requires permits issued by the Wyoming Department of Environment Services (WYPDES permits) that regulate and allow the clean water discharge into the environment. The effect of this compliance is that Wyoming issues only a certain number of the WYPDES permits until a technology is proven by their standards, which may limit our initial sales. Additionally, if Wyoming increases its thresholds for effluent limits, the CFS Technology may become more expensive and therefore, less cost effective for methane production.

OC Energy

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

Employees

As of June 30, 2008, the Company employed five full time employees and no part time employees. The Company’s CEO also serves as President of its Asian subsidiaries. The Company retains consultants on an as needed basis, including its principal accounting officer.

ITEM 2. DESCRIPTION OF PROPERTY

The Company rents office space of approximately 6,950 square feet in Anaheim, California for $7,200 per month. OC Energy rents approximately 1,100 square feet of office space in Upland, California for $2,063 per month. The Company has just constructed and is operating a water treatment facility in Gillette, Wyoming.

ITEM 3. LEGAL PROCEEDINGS

On June 11, 2008, a complaint was filed in the US District Court in the Northern District of Illinois against the Company and Grant King as defendants by plaintiffs Wilke Trust and Howard Wilke, as Trustee. The complaint had not been properly served upon defendants as of July 7, 2008. However the defendants anticipate waiving formal service. The complaint alleges one cause of action for the Company’s default on an 8% unsecured convertible promissory note dated January 12, 2007 between the parties and asks for damages of the principal amount of the note for $350,000, plus interest and fees.

On July 11, 2008, the Company received notice that one of the Company’s vendors filed a lien against the Company’s water treatment plant for past due amounts due to the vendor. As of March 31, 2008, the vendor is due $140,310, which is included in accounts payable

Other than the foregoing lawsuits, the Company is not aware of any litigation, either pending or threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock trades on the OTC Bulletin Board under the symbol “RGBL.” The following tables set forth the high and low bid information for the Common Stock for each quarter within the last two fiscal years:

QUARTERLY COMMON STOCK PRICE RANGES

Quarter Ended	High	Low

June 30, 2006	$1.59	$0.65
September 30, 2006	$1.01	$0.33
December 31, 2006	$1.02	$0.17
March 31, 2007	$2.55	$0.57
June 30, 2007	$1.68	$0.60
September 30, 2007	$1.32	$0.39
December 31, 2007	$0.70	$0.38
March 31, 2008	$0.85	$0.36

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

There were approximately 316 holders of record of the Company’s Common Stock as of June 30, 2008.

Dividends

The Company does not anticipate paying dividends in the foreseeable future.  There are no restrictions on the Company’s present ability to pay dividends to shareholders of its Common Stock, other than those prescribed by California law.

Securities authorized for issuance under equity compensation plans

In order to compensate our officers, directors, employees and/or consultants, our Board and stockholders adopted the 2006 Incentive and Non-Statutory Stock Option Plan (the "2006 Plan") and the 2007 Incentive and Non-Statutory Stock Option Plan (“2007 Plan”).

The 2006 Plan has a total of 10,000,000 shares reserved for issuance, and the 2007 Plan has a total of 6,000,000 shares reserved for issuance.

As of the end of the fiscal year ended March 31, 2008, we have issued the following stock options under the Plans:

Equity Compensation Plan Information

Plan category	Number of securities remaining to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)

Equity compensation plans approved by security holders: 2006 Plan	5,576,270	$0.30	2,229,973

Equity compensation plans not approved by security holders: 2007 Plan	2,227,300	$0.43	3,872,700

Equity compensation not pursuant to a plan	100,000	$0.40	-

Total	7,903,579	$0.33	6,102,673

Recent Sales of Unregistered Securities

During the third and fourth quarters of the fiscal year ended March 31, 2008, the Company raised investor money through a private sale of unregistered common stock and common stock warrants (“Offering”). The terms of this Offering are a sale of common stock for $0.30 per share with the investor additionally receiving a warrant to purchase one share of common stock at $0.40 for every dollar invested. As of March 31, 2008, the Company raised an aggregate of $977,500 in this Offering from 24 accredited investors, and, therefore, issued 3,258,333 shares of common stock and warrants to purchase 977,500 shares of common stock. The shares sold and the shares underlying the warrants have standard piggyback registration rights. The securities were offered and sold to the accredited investors in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) and Section 4(6) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D adopted thereunder.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations for the Fiscal Year Ended March 31, 2008 and March 31, 2008.

The following discussion compares results of continuing operations of the Company only during the periods described.

	2008	2007
Income Statement Data
Revenue	$981,218	$891, 892
Gross loss	$(295,714)	$(57,025)
Loss from operations	$(7,427,833)	$(6,752,003)
Net loss	$(3,844,562)	$(23,970,710)
Net loss per weighted average common shares	$(0.13)	$(1.21)
Balance Sheet Data
Total assets	$7,758,187	$5,489,626
Total liabilities	$2,958,937	$14,657,142
Stockholders' equity (deficit)	$4,799,250	$(9,167,516)

Revenues

			Increase/(decrease)
For the fiscal year ended March 31	2008	2007	$	%

Revenues	$981,218	$89,326	$891,892	998%

Revenue increased by $891,892 primarily due to an increase in both water treatment revenue and energy drink sales as compared to the prior year. 75% of the increase in the Company’s sales is from water treatment revenues from a construction contract signed in fiscal year 2007 for which most of the work was done in fiscal 2008. Of this revenue, 100% was earned from on single customer.

Gross Profit (Loss)

			Increase/(decrease)
For the fiscal year ended March 31	2008	2007	$	%

Gross loss	$(295,174)	$(57,025)	$(238,149)	(418)%

The primary reason for the decrease in gross profits was that the Company has taken a charge of $70,250 to write off the value of Aquair’s atmospheric water generators and incurred additional costs of $105,000 from its commitments to certain production levels with vendors. Additionally, the Company’s effort to change focus and diversify its product lines has increased its cost of sales.

Total Operating Expenses

			(Increase)/decrease
For the fiscal year ended March 31	2008	2007	$	%

Total Operating Expenses	$7,132,120	$6,694,978	$(437,132)	6.5%

The increase in operating expenses during the year ended March 31, 2008, resulted primarily from an increase in administrative salaries and benefits of $346,212, an adjustment to reduce the value of certain intangible assets of $206,819, an increase in amortization of intangible assets associated with the Company’s water treatment technology of $269, 940, increased costs to bring the water treatment facility on line of $560,193, offset by a decrease in stock based compensation of $1,937,818.

Other Income (Expense)

			Increase/(decrease)
For the fiscal year ended March 31	2008	2007	$	%

Other Income (Expense)	$3,539,368	$(17,274,884)	$20,814,252	120%

The increase in other income during the year ended March 31, 2008 resulted primarily from the difference in the change in the fair value of the beneficial conversion feature and warrants issued in connection with convertible notes of $14,169,779, and the proceeds on a claim against a key man life insurance policy of $3,000,000.

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

The Company’s principal sources of liquidity consist of cash and cash equivalents, cash generated from product sales and construction contracts, and the issuance of equity and/or debt securities. In addition to funding operations, the Company’s principal short-term and long-term liquidity needs have been, and are expected to be, the debt service requirements of its notes payable, capital expenditures and general corporate expense expenses. In addition, as its sales and operations continue to increase, the Company anticipates significant increases in purchases of equipment for the construction of plants utilizing the CFS Technology. As of March 31, 2008, the Company had cash and cash equivalents of $12,319, and liabilities outstanding of $2,958,937.

The Company believes that its existing sources of liquidity, along with cash expected to be generated from product sales and construction contracts and cash generated from the issuance of debt and equity securities, will be sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements through Q2 of 2009. The Company will need to continue a focused program of capital expenditures to effectuate its CFS Technology project constructions and OC Energy drink production capacity expansion. In order to fund capital expenditures or increase working capital above the current plan, or complete any acquisitions, the Company may seek to obtain additional debt or equity financing. It may also need to obtain additional debt or equity financing if it experiences downturns or cyclical fluctuations in its business that are more severe or longer than anticipated, or if the Company fails to achieve anticipated revenue, experiences significant increases in the costs associated with products sales, or if it engages in additional strategic transactions. However, the Company cannot provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations.

For the fiscal year ended March 31, 2008, the Company funded operations primarily through proceeds from a claim against a key man life insurance policy of $3,000,000 and sales of its common stock to investors in the amount of $917,500 and common stock to be issued of 2,113,904.

OPERATING ACTIVITIES

Operating cash flows during the fiscal year ended March 31, 2008, decreased by $2,054,306. The primary use of cash of $2,054,306 resulted from the Company’s net loss of $3,844,562 offset by non-cash and non-operating items (depreciation, amortization of intangible assets, stock-based compensation, fair value of common stock issued in excess of subscription price, non-cash interest expense including the amortization of debt discounts, proceeds from a key man life insurance payment and the change in the fair value of derivative instruments) totaling $3,248,818.

INVESTING ACTIVITIES

Investing cash flows during the fiscal year ended March 31, 2008, amounted to $532,176, and consisted primarily of $3,000,000 of proceeds from the key man life insurance policies, offset by capitalized costs  of $2,486,560 incurred in connection with the construction of a water treatment system for a customer in Wyoming.

FINANCING ACTIVITIES

Financing cash flows during the fiscal year ended March 31, 2008, amounted to $1,032,171, and consisted primarily of sales of its common stock to investors in the amount of $917,500 and common stock to be issued of 2,113,904, offset by the payment of notes payable of $2,240,433.

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

In connection with the adoption of SFAS 123R, we estimate the fair value of our share-based compensation utilizing the Black-Scholes pricing model. The fair value of the options granted is amortized as compensation expense on a straight line basis over the requisite service period of the award, which is generally the vesting period. The fair value calculations involve significant judgments, assumptions, estimates and complexities that impact the amount of compensation expense to be recorded in current and future periods. The factors include: (1) The time period our stock-based compensation awards are expected to remain outstanding based upon the average of the original award period and the remaining vesting period in accordance with SEC Staff Accounting Bulletin 107 simplified method. Our Company's stock trading history has been relatively short (since January 2005). Our expected term assumption for awards issued during the year ended March 31, 2008 was five years. As additional evidence develops from our stock's trading history, the expected term assumption will be refined to capture the relevant trends. (2) The future volatility of our stock has been estimated based upon our entire trading history from inception to the reporting date. (3) A dividend yield of zero has been assumed for awards issued during the quarter ended March 31, 2008 based upon our actual past experience and the fact that we do not anticipate paying a dividend on our shares in the near future. (4) We have based our risk-free interest rate assumption for awards issued during the quarter ended March 31, 2008 based upon the weighted-average yield of 5.25% available on US Treasury debt instruments with an equivalent expected term. (5) Forfeiture rates for awards issued during these periods have not yet been estimated as the Company has only recently issued share based awards and no forfeiture data has been available to the Company as a result.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides accounting guidance on the definition of fair value and establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We plan to adopt the provisions of SFAS 157 on April 1, 2008 and we are currently assessing the impact of the adoption of SFAS 157 on our results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal year beginning after November 15, 2007. We are currently assessing the impact of adopting SFAS 159 on our results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces FAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC Rule 13a-15 or Rule 15d-15, our Chief Executive and Principal Accounting Officers carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures are not effective as of March 31, 2008 and that they do not allow for information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive and Principal Accounting Officers as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended March 31, 2008. We believe that internal control over financial reporting is not effective. We have identified the following current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations:

•	Inadequate staffing and supervision;
•	Inadequate approval and substantiation of cash disbursements;
•	Substantiation and evaluation of certain general ledger account balances including the lack of reconciliations and improper cut-offs;
•	Lack of procedures and/or expertise needed to prepare all required financial disclosures; and evidence that employees lack the qualifications and training to fulfill their assigned functions.

We are currently in process of remediating these material weaknesses; however, our current financial condition has limited the amount of resources available to us. We plan to implement additional policies, procedures, and controls to address these issues.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this Item is incorporated herein by reference to Company’s Proxy Statement.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement.

ITEM 13. EXHIBITS

See Exhibit Index.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

R G GLOBAL LIFESTYLES, INC.

Dated: July 15, 2008	/s/ Grant King
By: Grant King,
Chief Executive Officer,

Dated: July 15, 2008	/s/ Richard Lambright
By: Richard Lambright
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Juzer Jangbarwala	Chairman of the Board	July 15, 2008
Juzer Jangbarwala

/s/ Grant King	Director	July 15, 2008
Grant King

/s/ David Koontz	Director	July 15, 2008
David Koontz

/s/ Joseph Murray	Director	July 15, 2008
Joseph Murray

/s/ Steve Ritchie	Director	July 15, 2008
Steve Ritchie

EXHIBIT INDEX

Exhibit Number	Description

2.0	Agreement and Plan of Reorganization dated July 8, 2004.(1)
3.1	Articles of Incorporation of International Beauty Supply Ltd. ("IBS") filed July 12, 1985.(2)
3.2	Amendment to Articles of Incorporation of IBS filed May 28, 1993.(2)
3.3	Certificate of Amendment to Articles of Incorporation of the L.L. Knickerbocker Company Inc. ("LLK") filed June 27, 1994.(2)
3.4	Certificate of Amendment to Articles of Incorporation of LLK filed September 29, 1994.(2)
3.5	Certificate of Amendment of the Articles of Incorporation of LLK, filed September 1, 1995. (5)
3.6	Certificate of Amendment of the Articles of Incorporation of LLK, filed June 19, 1996. (5)
3.7	Certificate of Amendment to the Articles of Incorporation of LLK filed April 22, 1999.(3)
3.8	Certificate of Amendment to the Articles of Incorporation of the L.L. Knickerbocker Company Inc. filed January 9, 2003. (5).
3.9	Bylaws of the L.L. Knickerbocker Company Inc.(4)
4.1	Form of Stock Purchase Warrant. (9)
4.2	Form of Callable Secured Convertible Note. (9)
4.3	Warrant issued to Ascendiant Securities, LLC. (10)
4.4	Form of CFS Warrant. (14).
4.5	Note and Warrant Offering Agreement. (14).
4.6	Form of Securities Purchase Agreement and Common Stock Warrant(16)
10.1	Consulting Agreement between Aquair and Steve Ritchie dated July 18, 2005. (6)
10.2	Master Separation and Distribution Agreement dated November 15, 2005. (7)
10.3	Distribution Agreement entered into between Aquair, Inc. and Locke Media dated August 30, 2005 filed November 14, 2005. (6)
10.4	Agreement entered into between Aquair and Entech Sales dated November 2005. (8)
10.5	Securities Purchase Agreement. (9)
10.6	Security Agreement. (10)
10.7	Intellectual Property Security Agreement. (10)
10.8	Rental Agreement between Aquair and Pinnacle International, Inc. dated October 1, 2004. (5)
10.9	Private Label Agreement between Aquair and Ahoy Network Association, Ltd, dated November 20, 2004. (5)
10.10	Exclusive Sales and Marketing Agreement between Aquair and Munters Corporation dated June 8, 2005. (5)
10.11	Company's 2006 Incentive and Nonstatutory Stock Option Plan. (10)
10.12	Engagement Agreement with Ascendiant Securities, LLC. (11)
10.13	Registration Rights Agreement. (9)
10.14	Technology Transfer Agreement between the Company and Catalyx Fluid Solutions, Inc., as amended, effective January 2007. (12)
10.15	Company's 2007 incentive and Nonstatutory Stock Option Plan. (13)
10.16	Plan of Organization and Securities Purchase Agreement dated September 1, 2007, among the Company OC Energy Drink, Inc., Bob Glaser, Mariano Fusco and Albert Guerra. (15)

14.1	Code of Ethics (5)
21.1	Subsidiaries
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Grant King
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Richard Lambright
32.1	Certification Pursuant to 18 U.S.C. section 1350 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. section 1350 of Chief Accounting Officer

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
(8) Incorporated by reference to the Company's Form 10-QSB, as filed on February 15, 2006.
(9) Incorporated by reference to the Company's Form 8-K, as filed on June 8, 2006.
(10) Incorporated by reference to the Company's Form SB-2 Registration No. 333-135966, as filed July 21, 2006.
(11) Incorporated by reference to the Company's Form SB2/A Registration No. 333-135966, as filed August 29, 2006.
(12) Incorporated by reference to the Company's Form 10-KSB, as filed on July 13, 2007.
(13) Incorporated by reference to the Company's Preliminary Proxy Statement on Schedule 14A, as filed on July 27, 2007.
(14) Incorporated by reference to the Company's Form SB-2 Registration No. 333-145322 as filed on August 10, 2007.
(15) Incorporated by reference to the Company's Form 8-K as filed on September 7, 2007.
(16) Incorporated by reference to the Company's Form 10_QSB/A as filed on February 18, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
RG Global Lifestyles, Inc.

We have audited the accompanying consolidated balance sheet of RG Global Lifestyles, Inc. and its subsidiaries (the "Company") as of March 31, 2008, and the related statement of operations, stockholders' equity (deficit), and cash flows for each of the two year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of March 31, 2008. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RG Global Lifestyles, Inc. and subsidiaries as of March 31, 2008, and the results of their operations and their cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 of the consolidated financial statements, the Company has incurred losses, has used cash in operating activities and has a significant accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ McKennon Wilson & Morgan LLP

Irvine, California
July 15, 2008

RG GLOBAL LIFESTYLES, INC.
CONSOLIDATED BALANCE SHEET
March 31, 2008

Assets
Current assets:
Cash and cash equivalents	$12,319
Accounts receivable	6,087
Inventory	86,864
Federal income tax refund receivable	143,775
Total current assets	249,045

Construction in progress	3,016,261
Property and equipment, net of accumulated depreciation of $13,351	44,623
Intangible assets, net	4,195,645
Other assets	252,613

Total Assets	$7,758,187

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$954,500
Accrued liabilities	459,273
State income taxes payable	97,890
Convertible notes payable	864,074
Notes payable - related party	102,700
Notes payable	410,500
Total current liabilities	2,888,937

Asset retirement obligation	70,000
Total liabilities	2,958,937

Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 36,400,410 issued and 34,500,410 outstanding	34,501
Common stock to be issued	2,113,904
Additional paid-in capital	32,159,232
Accumulated deficit	(29,508,387)
Total stockholders' equity	4,799,250

Total Liabilities and Stockholders' Equity	$7,758,187

The accompanying notes are an integral part of these financial statements.

RG GLOBAL LIFESTYLES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	March 31
	2008	2007

Revenue:
Product related	$243,642	$-
Water treatment related	737,576	89,326
Total revenues	981,218	89,326

Cost of revenues:
Product related	409,977	-
Water treatment related	866,955	146,351
Total cost of revenue	1,276,932	146,351

Gross loss	(295,714)	(57,025)

General and administrative, including stock-based compensation of $2,713,753 and $4,651,581 in 2008 and 2007, respectively	6,160,293	6,565,505
Selling and marketing	204,815	129,473
Project costs	560,193	-
Impairment of intangibles	206,819	-
Total expenses	7,132,120	6,694,978

Operating loss	(7,427,834)	(6,752,003)

Other income (expense):
Interest income	77,494	468
Interest expense - related party	(25,643)	(14,279)
Interest expense	(559,849)	(3,793,644)
Change in fair value of derivative liabilities	3,403,673	(10,766,106)
Proceeds from Key Man life insurance policy	3,000,000	-
Fair value of common stock issued in excess of notes
notes payable satified	(1,675,852)	(2,701,323)
Loss on settlement on notes payable	(672,589)	-
Other income (expense)	(7,865)	-
Total other income (expense)	3,539,369	(17,274,884)

Net loss before provision for income taxes	(3,888,465)	(24,026,887)

(Provision) benefit for income taxes	-	56,856

Net loss before minority interest	(3,888,465)	(23,970,031)

Minority interest	43,903	-

Net loss	$(3,844,562)	$(23,970,031)

Weighted average number of common shares:
Basic and diluted	28,994,987	19,771,710

Net loss per share:
Basic and diluted	$(0.13)	$(1.21)

The accompanying notes are an integral part of these financial statements.

RG GLOBAL LIFESTYLES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007
							Total
			Additional	Common	Prepaid		Stockholders'
	Common Stock		Paid-in	Stock To	Stock Based	Accumulated	Equity
	Shares	Amount	Capital	Be Issued	Compensation	Deficit	(Deficit)
Balance, March 31, 2006	17,650,000	$17,650	$1,505,082	$-	$(189,410)	$(1,693,794)	$(360,472)

Conversions of secured notes payable into common stock	778,053	778	115,897	-	-	-	116,675
Reclass of conversion feature liability upon conversion of secured notes payable into common stock	-	-	844,828	-	-	-	844,828
Fair value of warrants issued in connection with secured notes payable	-	-	611,036	-	-	-	611,036
Common stock issued in settlement of 2006 notes payable	6,282,150	6,282	3,951,472	-	-	-	3,957,754
Fair value of beneficial conversion feature and warrants issued in connection with 2007 notes payable	-	-	600,000	-	-	-	600,000
Fair value of 8,000,000 warrants issued to acquire Catalytx's Technology	-	-	4,381,113	-	-	-	4,381,113
Cashless exercises of stock options	1,312,389	1,313	(1,313)	-	-	-	-
Fair value of warrants issued to consultants for services	-	-	612,271	-	-	-	612,271
Stock based compensation	-	-	4,039,310	-	-	-	4,039,310
Removal of prepaid compensation	-	-	(189,410)	-	189,410	-	-
Net loss	-	-	-	-	-	(23,970,031)	(23,970,031)
Balance, March 31, 2007	26,022,592	26,023	16,470,286	-	-	(25,663,825)	(9,167,516)

Common stock to be issued for cash	-	-	-	2,113,904	-	-	2,113,904
Common stock issued for cash	3,258,333	3,259	914,241	-	-	-	917,500
Common stock issued for payment of NIR note payable	100,000	100	55,900	-	-	-	56,000
Common stock issued for services	953,667	954	605,021	-	-	-	605,975
Conversions of notes payable into common stock	2,373,241	2,373	2,271,313	-	-	-	2,273,686
Exercises of stock options and warrants	1,137,642	1,137	154,180	-	-	-	155,317
Fair value of stock issued to acquire OC Energy intangible assets	654,935	655	474,173	-	-	-	474,828
Derivative liabilities reclassed to equity	-	-	8,500,365	-	-	-	8,500,365
Fair value of warrants issued to consultants for services	-	-	155,666	-	-	-	155,666
Stock based compensation	-	-	2,558,087	-	-	-	2,558,087
Net loss	-	-	-	-	-	(3,844,562)	(3,844,562)
Balance, March 31, 2008	34,500,410	$34,501	$32,159,232	$2,113,904	$-	$(29,508,387)	$4,799,250

The accompanying notes are an integral part of these financial statements.

RG GLOBAL LIFESTYLES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended
	March 31
	2008	2007
Cash flows from operating activities:
Net loss	$(3,844,562)	$(23,970,031)

Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization of debt discounts related to beneficial
conversion features and warrants	468,655	2,792,691
Amortization of debt inssuance costs	-	837,316
Proceeds from ex-officer's life insurance policy	(3,000,000)	-
Loss on settlement on notes payable	672,589	-
Impairment of Intangible assets	206,819	-
Stock issued for services	605,975	-
Change in fair value of derivative liabilities	(3,403,673)	10,766,106
Fair value of common stock in excess of notes payable forgiven	1,675,852	2,701,323
Depreciation and amortization	352,751	82,811
Stock-based compensation	2,713,753	4,651,581
Minority interest in subsidiary	(43,903)	-
Accounts receivable	(6,024)	837
Inventory	166,990	(253,854)
Federal income taxes refund receivable	11,225	(155,000)
Prepaid expenses	25,975	150,046
Accounts payable	1,198,681	55,036
Accrued liabilities	257,664	330,334
Deferred revenues	(115,963)	-
Income taxes payable	2,890	93,619
Net cash used in operating activities	(2,054,306)	(1,917,185)

Cash flows from investing activities:
Purchase of fixed assets	(5,825)	(18,137)
Construction in progress	(2,486,560)	-
Proceeds from key man life insurance policy	3,000,000	-
Other assets	24,561	(74,481)
Net cash used in investing activities	532,176	(92,618)

Cash flows from financing activities:
Proceeds from notes payable - related party	102,700	2,373,720
Cash received for common stock to be issued	2,113,904	-
Proceeds from sale of common stock	917,500	-
Payments on notes payable	(2,240,433)	(208,300)
Proceeds from exercise of stock options	138,500	-
Net cash provided by financing activities	1,032,171	2,165,420

Net increase (decrease) in cash	(489,959)	155,617
Cash - beginning of year	502,278	346,661
Cash - ending of year	$12,319	$502,278

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$112,533	$28,479
Income taxes	$-	$3,200

Non-cash investing and financing activities:
Issuance of common stock in settlement of notes payable
and accrued interest	$603,835	$1,179,315
Issuance of warrants for Catalyx's technology	$-	$4,381,113
Conversion of secured notes payable into common stock	$-	$71,267
Conversion of accounts payable into note payable	$710,500	$-
Conversion of stock options with accounts payable	$11,417	$-
Issuance of note payable in settlement	$600,000	$-
Issuance of common stock for tangible and intangible assets	$474,828	$-
Issuance of OC Energy, Inc.'s interests for tangible and intangible assets	$43,903	$-
Recognition of asset retirement obligation	$70,000	$-
Construction in progress recorded in accounts payable	$459,701	$-

The accompanying notes are an integral part of these financial statements.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization, History and Significant Accounting Policies and Procedures

Organization and History
R.G. Global Lifestyles, Inc. (the “Company”), was incorporated in California on July 12, 1985 as International Beauty Supply Ltd.  The name of the corporation was changed on May 28, 1993 to L.L. Knickerbocker Co., Inc., and thereafter on January 9, 2003 to the present name, R.G. Global Lifestyles, Inc.

The Company operates primarily in two (2) segments, through a division and a subsidiary.

In September 2006, the Company developed and introduced a line of energy drinks and oxygenated bottled water products under the name of OC Energy Drinks (TM), through its wholly-owned subsidiary On Line Surgery, Inc. On June 16, 2007, the Company changed the name of this subsidiary to OC Energy Drinks, Inc. (“OC Energy”).

On December 24, 2006, the Company entered into a series of agreements with Catalyx Fluid Solutions, Inc. (“Catalyx”) to acquire technology for the use in removing excessive sodium and other pollutants from the water associated with wet-bed methane mining in exchange for the issuance of warrants to purchase eight (8) million shares of the Company’s common stock.  See Notes 4 and 13 for additional information. In the fourth quarter of fiscal 2007, the Company entered into a long-term contract with a company that will use this technology in its wet-bed mining business.

Additionally, the Company’s wholly-owned subsidiary, Aquair, Inc., (“Aquair”) was organized to distribute, market and sell atmospheric water generators, a business which Aquair entered into in October of 2004. On July 26, 2006, the Company formed two wholly-owned subsidiaries in Hong Kong and Taiwan Limited. The purpose of the subsidiaries are to develop markets in Asian and South Pacific countries. The foreign subsidiaries commenced operations during the year ended March 31, 2007 and have had limited operations since inception. The Company is currently not actively pursuing this business in any market.

Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Aquair, OC Energy and Catalyx, after elimination of all material inter-company accounts and transactions.

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the valuation of derivatives, equity instruments such as options and warrants, and the percentage of completion related to construction contracts. Actual results could differ from those estimates.

Fair Value of Financial Instruments
Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2007 and 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaids, accounts payable, accrued liabilities, notes payable and derivative liabilities. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentrations

Credit Risk
At times, the Company maintains cash balances at a financial institution in excess of the FDIC insurance limit. In addition, at we extend credit to customers in the normal course of business, after we evaluate the credit worthiness. We do not expect to take any unnecessary credit risks causing significant causing write-offs of potentially uncollectible accounts. However, during the year ended March 31, 2008, one of its customers, Black Diamond Energy, Inc., suspended payments on its existing contract with the Company, which resulted in a significant write-off, see Note 11

Customer
During the year ended March 31, 2008, 100% of water treatment revenues were generated from one customer. The loss of this customer would have a significant impact on the Company’s financial results, see Note 11.

Vendor
During the year ended March 31, 2008, 50% of the equipment used to generate water treatment revenues was manufactured and supplied by one vendor. The loss of this vendor would have a significant impact on the Company’s financial results.

Cash Equivalents
All highly-liquid investments with a maturity of three (3) months or less are considered to be cash equivalents.

Inventory
At March 31, 2008, the Company’s had inventory consisting of chemicals, flavorings, and bottles related to the OC Energy Drink, Inc. . Inventory is valued at cost in the amount of $86,864, and is recorded at the lower of cost (first-in, first-out) or net realizable market value.

Property and Equipment
Property and equipment are recorded at cost and depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The estimated lives of property and equipment are as follows:

Office equipment	five years
Computer software	three years
Furniture and fixtures	seven years

SFAS No. 143 “Accounting for Asset Retirement Obligations,” requires that a liability for the fair value of an asset retirement obligation be recognized in the period which it is incurred, with the offsetting associated asset retirement cost capitalized as part of the carrying amount of the long-lived asset. Retirement obligations related to the Company's leased land are the requirements to demolish improvements and return the land to its original state.

Impairment of Long-Lived and Purchased Intangible Assets
The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 144 (“SFAS 144”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Conversion Features and Warrants Issued with Convertible Debt
The Company's derivative financial instruments consist of embedded derivatives related to the senior convertible secured notes. These embedded derivatives include the conversion feature and the detachable warrants. As of the inception date of the agreement the debt was not considered conventional as defined in EITF 05-2, “The Meaning of "Conventional Convertible Debt Instruments" in issue No. 00-19”. The accounting treatment of derivative financial instruments requires that the Company record the conversion feature and related warrants at their fair values and record them at fair value as of each subsequent balance sheet date. Any change in fair value is to be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.

EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” governs the calculation of an embedded beneficial conversion, which is treated as an additional discount to the to the instruments where derivative accounting (explained above) does not apply. The amount of the value of warrants and beneficial conversion feature may reduce the carrying value of the instrument to zero, but no further. The discounts relating to the initial recording of the derivatives or beneficial conversion features are accreted over the term of the debt.

Derivative Financial Instruments
Derivative financial instruments, as defined in SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (“FAS 133”), consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

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

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition
Product Sales and Water Treatment Royalties - For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB104”), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

Construction Contracts - In accordance with Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, the Company uses the percentage completion method for the recognition of revenue received in connection with it’s engineering, equipment sale and installation contracts. In making the estimate of the percentage of revenue to recognize, the Company compares costs to the total projected cost of the contract. Accordingly, the Company recognizes that portion of the revenue and record the balance of the cash received as deferred revenues. As of March 31, 2008, the Company did not have any deferred revenues.

Net Loss Per Share
Net loss per share is provided in accordance with SFAS No. 128 “Earnings Per Share” (“SFAS 128”). Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period, after giving effect to dilutive common stock equivalents, such as stock options, warrants and convertible debt. The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive for the years ending March 31, 2008 and 2007:

	2008	2007

Common stock options	7,903,579	13,851,230
Common stock warrants	17,163,344	15,403,940
Secured convertible notes	-	3,308,040
Totals	25,066,923	32,563,210

Proceeds from Key Man Life Insurance
In January of 2008, the Company received $3,000,000 in connection with a claim it had on a key man life insurance policy related to the death of one of its officers. On January 24, 2008, the Company used $2,000,000 of the proceeds to settle litigation with one of its previous investors, the NIR Group. See Notes 7 and 11 for additional information.

Advertising Costs
The Company expenses all costs of advertising as incurred. The Company expensed $182,518 and $99,973 of advertising costs during the years ended March 31, 2008 and 2007, respectively.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation
On December 16, 2004, the FASB published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R were effective as of the first interim period that begins after December 15, 2005.

The Company adopted SFAS 123R, which requires disclosure of the fair value and other characteristics of stock options, and SFAS 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” which requires more prominent disclosure about the effects of an entity’s accounting policy decisions with respect to stock-based compensation on reported net loss. The Company has reflected the expense of such stock based compensation based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123R.

In connection with the adoption of SFAS 123R, the fair value of our share-based compensation has been determined utilizing the Black-Scholes pricing model. The fair value of the options granted is amortized as compensation expense on a straight line basis over the requisite service period of the award, which is generally the vesting period. The fair value calculations involve significant judgments, assumptions, estimates and complexities that impact the amount of compensation expense to be recorded in current and future periods.

The following variables were used in the Black Scholes model for all option issuances valued during the fiscal years ended March 31, 2008 and 2007:

Year ending March 31,	Stock Price at Grant Date	Dividend Yield	Range of Exercise Price	Risk Free Interest Rate	Volatility	Average Life
2008	$0.56	-%	$0.49 - $0.56	2.64%	297%	5.0
2007	$0.75	-%	$0.20 - $0.69	5.25%	216%	5.0

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Segment Reporting
The Company reports its segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) which establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes
The Company follows SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides accounting guidance on the definition of fair value and establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We plan to adopt the provisions of SFAS 157 on April 1, 2008 and we are currently assessing the impact of the adoption of SFAS 157 on our results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal year beginning after November 15, 2007. We are currently assessing the impact of adopting SFAS 159 on our results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces FAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations.

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company during the year ended March 31, 2008 incurred an operating loss before income taxes of $3,888,465 and used cash from operations of $2,054,306. As of March 31, 2008, the Company had a working capital deficit of $2,639,892. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The future of the Company is dependent upon its ability to obtain equity and/or debt financing and ultimately achieving profitable operations from the development of its business segments. During the year ended March 31, 2008, the Company funded operations through debt and equity offerings. Subsequent to the year end, the Company raised an additional $394,000 through the sales of common stock. Currently, the Company does not have any commitments or assurances for additional capital. However, subsequent to March 31, 2008, the Company commenced production under the water treatment contract with a customer. In addition, the Company is currently in negotiations for the construction of additional water treatment facilities for this customer. There can be no assurance that the revenue from these contracts will be sufficient for the Company to achieve profitability in its operations, and it is possible that additional equity or debt financing may be required to for the Company to continue as a going concern. The Company estimates it has current cash reserves sufficient to fund operations through Q2 of fiscal 2009.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities, which might be necessary in the event the Company cannot continue in existence.

Note 3 – Property and Equipment

Property and equipment as of March 31, 2008 consisted of the following:

Office equipment, computer software, and furniture and fixtures	$57,974
Accumulated depreciation	(13,351)
Total	$44,623

During the years ended March 31, 2008 and 2007, the Company recorded depreciation expense of $13,740 and $1,362, respectively.

Construction in Progress

The Company entered into a contract to build, own and operate a facility utilizing the Catalyx technology. During the year ending March 31, 2008, the Company incurred costs of $3,016,261 for construction of the building and the related equipment., See Note 11 for additional information.

Asset Retirement Obligations

The Company recognizes asset retirement costs under SFAS 143 in the period in which they are incurred. Under a water treatment contract with a customer, the Company’s owns the building and equipment but does not own the land. At the termination of the contract, the Company is required to return the land to its original condition. At March 31, 2008, the Company recorded an asset retirement obligation of approximately $70,000 and has not recorded any accretion expense

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Capitalized Interest

The Company capitalized interest costs related to the construction of its water treatment facilities of $39,000 during the year ended March 31, 2008.

Note 4 – Catalyx Technology

During fiscal 2007, the Company entered into a series of agreements with Catalyx Fluid Solutions, Inc. (“Catalyx”) pursuant to which the Company acquired certain technology, know-how, and patent rights related to water treatment for use in the oil and gas industry. This patent for this technology has a remaining legal life of 14 years. The Company acquired the technology to exploit its water purification operations in the oil and gas industry. In accordance with these agreements, the Company issued warrants to purchase eight million shares of the Company’s common stock at various exercise prices ranging from $0.21 to $0.40. The Company valued these warrants using the Black Scholes option valuation model using a term of five years for the warrants, a risk free interest rate of 5.25% and a volatility for the Company’s stock as of the date of issuance of 243%, and determined that the value of the warrants issued was $4,381,113. This amount was recorded as an intangible asset on the consolidated balance sheet, and is being amortized over the period of its estimated benefit period of 14 years. In addition, per the terms of the acquisition agreement the initial $200,000 paid to acquire this technology will be offset against future royalties of $0.01 per barrel of water treated and 5% of equipment sold based on the Catalyx technology due to Catalyx.

During the year ended March 31, 2008 and 2007, the Company recorded amortization expense of $314,652 and $81,449, respectively. Estimated aggregate amortization expense for each of the five succeeding years is as follows: 2009 $312,937; 2010 $312,937; 2011 $312,937; 2012 $312,937; 2013 $312,937; thereafter $2,420,327.

Note 5 – Formation of Subsidiary and Asset Purchase

On June 16, 2007, the Company changed the name of its wholly-owned subsidiary On Line Surgery, Inc. to OC Energy Drink, Inc. On September 1, 2007, the Company entered into a definitive agreement (the “OCE Agreement”) with three individuals to acquire certain tangible and intangible assets related to the energy drink segment. Pursuant to the OCE Agreement, the Company issued 654,935 shares of its common stock valued at $474,828 (using the average value of three days prior and subsequent to date of issuance of approximately $0.73 per share), assumed liabilities of $80,000, and issued 24% of the issued and outstanding shares of common stock of its subsidiary OC Energy Drink, Inc. The Company valued the 24% interest in OC Energy Drink, Inc. at $43,903. The valuation was determined through using the future discounted cash flow method using projected results of operations of the new subsidiary for a five (5) year period, reduced to present value as of the date of the transaction, at a discount of 5.25%. In accordance with the requirements of SFAS 94 “Consolidation of All Majority-Owned Subsidiaries an amendment of ARB No. 51, with related amendments of APB Opinion No. 18 and ARB No. 43, chapter 12”, the Company recorded the value of the minority interest of the subsidiary on the date of issuance as $43,903 as a long-term liability. The purchase price of the assets was allocated as follows: $53,912 to tangible assets consisting of bottling equipment, $80,000 to accrued liabilities and $464,819 as intangible assets. Intangible assets consisted of tooling design and engineering drawings for bottling equipment, bottle designs, labels, logos, and artwork which support the trademarks. At March 31, 2008, due to the limited sales by OC Energy compared to initial projections, the Company determined that the carrying value of the intangible assets had been impaired. Based on the Company’s projections the discounted cash flows did not support the carrying value of the intangible assets. Thus, the Company determined that a write down of $206,819 was required at March 31, 2008. At March 31, 2008, the Company has determined that the only remaining intangible asset is the trademarks in which the Company will not amortize and assess for impairment annually.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended March 31, 2008, the Company recorded as other income-Minority Interest on the consolidated statements of operations, the change in value of the subsidiary based upon 24% of the subsidiary’s net loss from operations in the period then ended, and correspondingly reduced the long term liability. The long term liability was reduced to zero as a result of year-to-date losses incurred by OC Energy. No additional amounts will be allocated to the minority interest as the minority holder does not have an obligation to contribute additional monies to OC Energy.

Note 6 – Other Assets

At March 31, 2008, the Company had deposits with various vendors comprised of the following:

Rental deposits	$32,557
Deposit against future Catalyx royalty	200,000
Other	20,056
Total:	$252,613

Note 7 – Notes Payable

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

2007 Notes Payable
On December 26, 2006 and January 12, 2007, the Company entered into three new note agreements (the "2007 Notes") with accredited investors for total proceeds of $600,000. The 2007 Notes had a term of one year and bear interest at 8% per annum. For each dollar loaned, the holders were granted a warrant to purchase one share of the Company's common stock at $0.20 per share (a total of 600,000 warrants). The warrants vest at maturity and expire in five years from the date of issuance. The 2007 Notes and accrued interest are convertible into shares of the Company's common stock upon maturity, at the lowest price traded of the Company's common stock for the prior year, but not less than $0.10 per share.

The Company determined the value of these warrants to be $778,953 using the Black Scholes method with the following weighted average estimates: 5.25% risk free interest rate, 248% volatility, and a five-year life. The Company allocated $320,346 to the warrants based on their relative fair value to the 2007 Notes, resulting in a discount.

In addition, since the lowest conversion price of $0.10 per share was lower than the fair market value of the Company's common stock on the dates of issuance of $0.63 and $1.75, respectively, management used $0.10 per share in its computation of the value of the beneficial conversion feature. The Company valued the beneficial conversion feature as of the date of issuance in the amount of $279,654, and recorded a discount against the 2007 Notes. The total discount between the warrants and the conversion feature applicable to the notes was $600,000. The discount is being amortized over the one year term of the notes. During the years ended March 31, 2008 and 2007, the Company amortized $460,137 and $139,863 of the discount to interest expense, respectively.

Two of these notes, with a principal balance totaling $250,000, matured on December 26, 2007. Subsequent to that date, the two note holders elected to convert the principal amounts due, plus accrued interest totaling $22,740, into 717,766 shares of the Company’s common stock, at a purchase price per share of $0.38, all in accordance with the terms of the associated notes. At the time of issuance, the Company recorded the excess in fair value of the common stock over the liabilities satisfied of $13,700 as additional interest expense.

The third note, with a principal balance of $350,000 matured on January 12, 2008 and is currently in default as the holder demanded payment. In connection with the default, the interest rate increased to 11% per annum. As of March 31, 2008, accrued interest of $9,069 was recorded in accrued liabilities related to this note. See Note 11 for discussion of a lawsuit filed by holder of the note against the Company.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$2,000,000 Secured Convertible Notes
On June 6, 2006, the Company entered into a definitive securities purchase agreement and ancillary agreements with accredited investors for a private placement of $2,000,000 of 6% callable secured convertible notes due June 6, 2009 (the “Secured Notes”) and stock purchase warrants to purchase 4,000,000 shares of the Company’s common stock, vesting immediately and exercisable before June 6, 2013, with an exercise price of $1.10 subject to adjustment upon certain events. The Secured Notes are convertible at the option of the holder at any time prior to maturity into shares of the Company’s common stock at a conversion price based upon the average of the three lowest trading prices of the Company’s common stock for the previous 20 trading days discounted by 50%, and are secured by a security interest in substantially all of the assets of the Company.

In connection with the issuance of the Secured Notes, the Company evaluated the terms and features of the conversion feature and the warrants and determined that the instruments embodied certain derivative features that were not clearly and closely related to the debt instrument. Thus, the conversion feature and warrants did not meet the established criteria for equity classification under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”. On the dates of issuance, the Company allocated the proceeds between the Secured Notes, warrants and conversion feature. Accordingly, the Company accounted for the embedded conversion feature and warrants as derivatives under SFAS 133. Thus, the conversion feature and warrants are carried at their respective fair values with changes in their values recorded in the statements of operations.

Upon issuance, the Company valued the bifurcated embedded conversion feature of the Secured Notes at $4,286,729 using the Black Scholes valuation method based upon the following weighted average variables; a risk free interest rate of 5.25%, a conversion price of $0.27, a volatility of 216%, and a remaining term of three years.

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

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The $2,000,000 discount on the Secured Notes was being amortized over the three-year term of the notes. During the year ended March 31, 2007, the Company amortized $685,052 to interest expense. In January 2007, a dispute arose between the Company and the holders of the Secured Notes, see below for additional information. At March 31, 2007, the Company expensed the remaining discount of$1,314,948 on the Secured Notes and carried the notes at their face value due to the dispute.

Pursuant to an engagement agreement for financial advisory services and as compensation for the Secured Notes financing, the Company issued 640,000 warrants to purchase shares of the Company's common stock and made cash payments of $226,280 to a placement agent and for legal fees. These warrants bear an exercise price of $0.80 per share, and are exercisable for a term of seven years from the date of issuance. The Company determined the value of the warrants to be $611,036 based upon the Black Scholes method of valuation, using the following estimates: 5.25% risk free interest rate, 150% volatility, and an expected life of seven years. Due to a dispute with the Secured Notes holder, all amounts were expensed during the year ended March 31, 2007, see below for additional information.

In early fiscal 2008, a dispute arose between the Company and the holders of the Secured Notes which resulted in litigation between the parties. On January 24, 2008, the parties dismissed the litigation and Company entered into a settlement agreement with the holder of the Secured Notes. As part of this settlement agreement, the Company paid the holders of the Secured Notes $2,000,000, accrued interest of $112,533 and issued a $600,000 promissory note with an interest rate of 10%, with payments due in 12 equal $50,000 monthly payments commencing on March 3, 2008. In addition, the Company issued 2,000,000 shares of common stock to an escrow account in which secures the promissory note. The promissory note can be paid in cash or the Company’s common stock at the election of the Company. If paid in common stock, the common stock will be issued at a equal to $55,000 divided by the lesser of the weighted average price (“VWAP”) over the five days preceding the due date of payment or the day on which the note is transmitted to the escrow agent. If the VWAP is lower than $0.10 or the there are insufficient shares in escrow the Company cannot settle the monthly obligation in common shares. In connection with the settlement the Company recorded a loss of $672,589 due to the fair value of the consideration given being in excess of the amount extinguished.

Since the $600,000 promissory note does not incur interest the Company recorded a discount of $44,444 to the note with an offset to the loss on settlement of the Secured Notes. During the year ended March 31, 2008, the Company amortized $8,518 to interest expense. As of March 31, 2008, the remaining discount was $35,926.

In March 2008, the Company issued 100,000 shares of common stock from the escrow account to satisfy the March 2008 $50,000 payment. As of March 31, 2008, 1,900,000 shares of common stock are held in treasury. See Note 14, for subsequent issuances in settlement of amounts payable.

Upon settlement the Company estimated the fair value of the conversion-feature liability related to Secured Notes to be $5,382,748, which was re-classed to additional paid-in capital. The Company valued the beneficial conversion feature at settlement, using the Black Scholes method of valuation with the following variables; a risk free interest rate of 2.07%, an exercise price of $0.21, a volatility of 293%, a remaining life of .001 years and no dividends. For the year ended March 31, 2008, the change in fair value of the conversion feature liability resulted in additional expense of $74,810.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon settlement the Company estimated the fair value of the warrant liability related to Secured Notes to be $3,117,617, which was re-classed to additional paid-in capital. The Company valued the warrant liability at settlement, using the Black Scholes method of valuation with the following variables; a risk free interest rate of 2.64%, an exercise price of $1.10, a volatility of 293%, a remaining life of approximately five years and no dividends. For the year ended March 31, 2008, the change in fair value of the warrant liability resulted in other income of $3,478,483.

Note Payable to Vendor
On January 29, 2008, the Company the issued a promissory note to a vendor in settlement of $780,500 in accounts payable. The vendor manufactured and installed the Company’s water treatment facility. The note bears interest at 10% per annum and is secured by the Company’s contract with Yates Petroleum Corporation and the equipment that was manufactured by the vendor (see Note 11). The note calls for an initial payment of $270,000 due on February 1, 2008 with monthly principal payments of $100,000 due each month until paid off. Payments made on this note during 2008 were $370,000. The balance due on this note at March 31, 2008 was $410,500 with accrued interest of $9,068. The Company did not make its April 2008 payment and is technically in default on this note.

Note 8 – Income taxes

The following table presents the current and deferred income tax provision for federal and state income taxes for the years ended March 31, 2008 and 2007:

	As of March 31,
	2008	2007
Current tax provision:
Federal	$-	$(60,000)
State	-	3,144
Total	-	(56,856)
Deferred tax provision (benefit)
Federal	(1,628,374)	(1,882,791)
State	(210,384)	(460,224)
Increase in valuation allowance	1,838,757	2,343,015
Total	-	-
Total provision (benefit) for income taxes	$-	$(56,856)

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended March 31, 2007 and 2008 are as follows:

	2008	2007
US federal statutory income tax rate	34%	34%
State tax – net of benefit	5.8%	5.8%
	39.8%	39.8%

Permanent differences	20.5%	(29.9)%
Others	(12.8%)	0.1%
Increase in valuation allowance	(47.5%)	(11.4%)
Effective tax rate	0.0%	(1.4%)

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the Company’s deferred tax assets and (liabilities) for federal and state income taxes as of March 31, 2008 consisted of the following:

Current deferred tax assets (liabilities):
Accrued expenses	$102,456
Total current deferred tax assets	102,456
Non-current deferred tax assets
State taxes	(536,196)
Stock options	3,159,135
Net operating losses	1,786,373
Total non-current deferred tax assets	4,409,312
Valuation allowance	(4,511,768)
Net deferred tax assets (liabilities)	$-

At March 31, 2008, the Company had approximately $5,254,039 of federal and state net operating losses allocated to continuing operations available. The net operating loss carry forward, if not utilized, will begin to expire in 2025 for federal purposes and 2009 for state purposes.

For financial reporting purposes based upon continuing operations, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets at March 31, 2008, will not be fully realizable. Due to the uncertainty surrounding realization of the deferred tax asset, the Company has provided a full valuation allowance against its net deferred tax assets at March 31, 2008. Based upon current law, the Company believes that for California income tax purposes, the net operating loss from the current year will not be allowed to be carried back to reduce or eliminate the state income tax liability for the year ended March 31, 2005. Accordingly, the State tax liability of $93,887 for the year ended March 31, 2005, remains in existence and will not be subject to refund.

During the year ended March 31, 2008, the Company accrued $89,725 in income tax liabilities related to the exercise of non-qualified stock options in which the required withholding for income tax was not made. The amount is included in accrued liabilities on the accompanying consolidated balance sheet.

Note 9 – Stockholders’ Equity (Deficit)

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock.

During the year ended March 31, 2008, the Company sold 3,258,333 shares of common stock to accredited investors at a price of $0.30 per share for total net cash proceeds of $917,500. As of March 31, 2008, the Company has not issued 7,046,347 shares of common stock related to subscriptions of $1,631,904 and warrant exercises resulting in $482,000. Thus, the proceeds received are recorded as “common stock to be issued” on the accompanying balance sheet. In addition, for each dollar invested the investor received a warrant to purchase one share of the Company’s common stock at an exercise price of $0.40 per share. The warrants vest immediately and expire in five years. The warrants were valued at $1,209,505 based upon the Black Scholes valuation model using the following weighted average estimates: 3.45% risk free rate, 297% volatility, an expected life of five years and no dividends. In addition, the Company paid $60,000 in finder’s fees in which was recorded as an offset to the cash proceeds.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended March 31, 2008, the Company issued 953,667 shares of common stock for services rendered by consultants and employees. The services related to general corporate duties, marketing and production. The Company valued the shares on the date of issuance as there were no future performance conditions. The shares were valued at $605,975 based on the closing market price of the Company’s common stock on the date of issuance.

See Notes 10 and 14 for discussion of common stock issuances and other items impacting stockholders’ equity (deficit) during the year ended March 31, 2008 and 2007.

Note 10 – Options and Warrants

Options

In July 2005, the Company entered into a three-year agreement with a consultant, who later became a related party (Director of the Company). As a portion of the compensation due to consultant under the agreement, the Company issued options to purchase 100,000 shares of the Company’s common stock vesting at the rate of one-third at the end of each 12 months under the agreement. The Company determined the fair market value of the options as of the date of the grant at $346,379, using the Black Scholes valuation method with the following estimates: 4.0% risk free rate and 100% volatility of the Company’s common stock. Compensation expense recorded during the years ended March 31, 2008 and 2007 was $115,460 and $138,350, respectively.

On May 3, 2006 the Company’s Board of Directors adopted the 2006 Incentive and Non-statutory Stock Option Plan (“2006 Plan”) for issuance of stock options to employees and others. Under the 2006 Plan, the Company reserved ten million shares for issuance. On October 20, 2006, the Company re-priced 8,217,600 options granted under the 2006 Plan and recorded additional stock based compensation of $1,392,000. As of March 31, 2008, 2,229,973 options were available for issuance under the 2006 Plan.

On December 26, 2006, the Board of Directors authorized the issuance of up to 6,000,000 options under its 2007 Incentive and Non-statutory Stock Option Plan (“2007 Plan”). The 2007 Plan provides for a vesting of the following option grants over a five year term, with the options vesting ratably over the first two years from the date of issuance. As of March 31, 2008, 3,872,700 options were available for issuance under the 2007 Plan. The 2007 Plan has not yet been ratified by the shareholders of the Company.

Although management believes its estimate regarding the fair value of the services to be reasonable, there can be no assurance that all of the subjective assumptions will remain constant, and therefore the valuation of the services may not be a reliable measure of the fair value of stock compensation or stock based payments for consulting services.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of activity of outstanding stock options:

	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2006	100,000	$2.00
Options granted	15,212,400	0.32
Options exercised	(1,461,170)	0.21
Outstanding at March 31, 2007	13,851,230	0.35
Options granted	1,100,000	0.56
Options exercised	(632,578)	0.20
Options cancelled	(6,415,073)	0.40
Outstanding at March 31, 2008	7,903,579	$0.33	3.63	$1,302,016
Exercisable at March 31, 2008	5,999,967	$0.29	3.40	$1,083,274

	Exercisable		Unexercisable		Total
Stock Options	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Less than $0.48	5,251,548	$0.27	1,301,531	$0.32	6,553,079	$0.28
Above $0.48	348,419	0.64	1,002,081	0.54	1,350,500	$0.57
Total Outstanding	5,599,967	$0.30	2,303,212	$0.41	7,903,579	$0.33

The Company will record estimated future compensation expense related to options of approximately $1,229,169 and $254,115 during the years ended March 31, 2009 and 2010, respectively.

Warrants

In September 2005, the Company entered into a legal retainer agreement with legal counsel providing for the issuance of cashless warrants to purchase 25,000 shares of the Company’s common stock at $2.00 per share, in prepayment of legal services to be rendered by the law firm on behalf of the Company. The warrants vest over ten months from the inception of the agreement in September, 2005, and expire five years after the vesting date in July 2006. The warrants have been attributed a value of $77,388 using the Black Scholes method of valuation with the following estimates: 4.0% risk free rate and 105% volatility, and an expected life of five years. During the year ended March 31, 2007, the Company recorded compensation expense of $65,025.

On March 16, 2006, the Company entered into an agreement with a consultant to issue cashless warrants to purchase 120,000 shares of the Company’s common stock at an exercise price of $0.60, as compensation for services to be rendered over the period of one year. The warrants vested over the service period of one year. Upon vesting, the Company valued the warrants at $197,686 and recorded compensation expense of the same amount during the year ended March 31, 2007. The Company accounted for this agreement under EITF 96-18, thus previously, the Company estimated the fair value of the warrants and was expensing over the service period. In March 2007, the warrants were valued based upon the Black Scholes method of valuation using the following estimates: 5.25% risk free rate, 265% volatility, and an expected life of five years.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 1, 2006, the Company issued 100,000 and 5,000 warrants at an exercise price of $0.60, respectively, to two consultants for past services provided. The Company valued these warrants at $90,519 and $4,526, respectively, using the Black Scholes method of valuation using the following estimates: 5.25% risk free interest rate, 163% volatility and an expected life of five years. Since the warrants were vested immediately and the services had been provided, the Company expensed the value immediately.

On October 11, 2006, the Company issued 300,000 warrants at an exercise price of $0.47 to a consultant for services. One third of the warrants were vested upon issuance, the remaining 200,000 warrants vest over the period of two years. During the years ended March 31, 2008 and 2007, the Company recorded total compensation expense of $40,206 and $116,164, respectively. The Company accounts for this agreement under EITF 96-18 and revalues these warrants at each quarter end. At March 31, 2008, the warrants were valued based upon the Black Scholes method of valuation using the following estimates: 5.25% risk free rate, 297% volatility, and an expected life of 3.50 years.

The following is a summary of activity of outstanding stock warrants:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price
Balance, March 31, 2006	1,733,940	$0.25
Warrants granted	13,670,000	0.50

Balance, March 31, 2007	15,403,940	0.53
Warrants granted	2,609,404	0.39
Warrants exercised	(850,000)	0.20
Balance, March 31, 2008	17,163,344	$0.52
Exercisable, March 31, 2008	17,063,344	$0.52

Note 11 – Commitments and Contingencies

Operating Leases
In July 2007, the Company entered into a lease agreement with a company that is owned in part by Juzer Jangbarwala, a Company Director and its Chief Technology Officer, to sub-lease approximately 7,000 square feet to serve as its corporate office in Anaheim, California. The lease term is for 18 months commencing August 1, 2007, at a rental rate of $7,200 per month and includes office services. The lease agreement required a security deposit of $7,200 and does not provide for any renewal options. Payments to the related entity were $64,800 during the year ended March 31, 2008.

In November 2007, the Company’s OC Energy Drink, Inc. subsidiary entered into a lease agreement with a third-party company for approximately 1,100 square feet for a commercial office suite to serve as its new corporate office in Upland, California. The lease term is for 25 months commencing November 1, 2007, at a rental rate of $1,031 per month for the period November 1, 2007, through January 31, 2008, $2,063 for the period February 1, 2008, through October 31, 2008, and $2,146 for the period November 1, 2008, through November 30, 2009. It is also responsible for approximately 2.0% of the overall buildings common area maintenance costs. The lease agreement required a security deposit of $3,004 and does not provide for any renewal options. Additionally, performance under the lease is guaranteed by the President and CEO of OC Energy.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments under non-cancelable operating leases at March 31, 2008 are as follows:

2009	$104,288
2010	17,168
Total	$121,456

Legal Proceedings
On August 30, 2005, the Company was served with a lawsuit filed as Case No. 05CC09548 in Orange County, California Superior Court. In the complaint, Universal Communications Systems, Inc. and its subsidiary Atmospheric Water Technologies, Inc. alleged defamation, interference with prospective economic advantage, and false advertising, and sought compensatory and punitive damages, and costs against the Company. As of June 21, 2007, the parties to this litigation have entered into an agreement that provides for dismissal of the case and exchange of mutual releases. The formal dismissal of this lawsuit was filed July 16, 2007, with no amounts due.

On January 24, 2008, the Company settled and dismissed its prior litigation with certain of its previous investors, the NIR Group. The case had been in the discovery phase during the quarter ended December 31, 2007. The settlement was funded by proceeds the Company received in connection with a claim it had on a key man life insurance policy, taken out in connection with the financing with the NIR Group. Other than the foregoing, the Company is not aware of any litigation, either pending or threatened; see Note 7 for additional information.

On June 11, 2008, the Company was served a lawsuit from one of its note holders claiming that the Company defaulted on repayment on a note payable in the amount of $350,000 plus interest at 8%. The complaint asks for payment of these amounts plus damages. The Company is currently in the process of negotiating a settlement of this dispute. No amounts for damages have been accrued in the accompanying consolidated financial statement other than the note payable and accrued interest.

On July 11, 2008, the Company received notice that one of the Company’s vendors filed a lien against the Company’s water treatment plant for past due amounts due to the vendor. As of March 31, 2008, the vendor is due $140,310, which is included in accounts payable.

Water Treatment Contracts
In January 2007, the Company entered into a contract with a customer to construct and install a water treatment facility for the customer using the Catalyx technology. The total proceeds expected from the sale were $2.3 million. In accordance with the Company’s revenue recognition policy, the Company recorded the revenue on the basis of a percentage completion of the pending contract. During the year ended March 31, 2008 the Company recorded $737,576 of revenue under this contract. During 2008, the Company’s customer requested that the project be halted until such time as the customer could secure funds to continue with the project. Previous progress payments had been made by the customer, however, a receivable had been accrued for additional costs incurred. As a result, the Company determined that the collectibiliy of the receivable of $171,613 was potentially in doubt and elected to reserve the entire amount.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 25, 2007, the Company entered into contract with Yates Petroleum Corporation (“YPC”) to engineer, design, and install a water treatment system (“System”) of Coal Bed Methane (“CBM”) produced water provided by YPC. The Company will own and operate the System and regeneration waste pond. The Company will receive a base rate under the contract of $0.125 (12.50 cents) per barrel (42 US gallons) of water discharged by the System. The term of the contract is for 60 months from the start of the first billing cycle. The Company received an initial deposit of $25,000 which was recorded as a reduction of costs incurred in the construction of the System. During the year ended March 31, 2008, the Company incurred capitalized costs in the construction of the System in the amount of $3,016,261, which are reflected as construction in progress on the accompanying consolidated balance sheet. Included in this amount is a provision in the amount of $70,000 for the asset retirement obligation (see Note 3). During the construction of the System, the Company incurred costs significantly in excess of initially estimated. Thus, during the fourth quarter the Company determined that costs being incurred were in excess of the estimated future undiscounted cash flows of the System. In addition, these projections include estimates as to the probability of an increase to the base rate of the current price per barrel. If an increase is in the base rate is not attainable, future impairments might be necessary. The Company incurred $560,193 of costs related to the construction of the System that were expensed as project costs on the accompanying consolidated statement of operations.

YPC is responsible for constructing the inflow pond and will receive a credit from the Company of $50,000 each month for the first three months of operation. In addition, YPC will receive credits on current billings for future repairs and maintenance to the inflow pond of which there were none during the year ended March 31, 2008.

Note 12 – Segment Reporting and Concentrations

The Company’s segments consist of the sale of energy drinks and the licensing of water treatment technology. The results of the energy drink operations are insignificant to the financial statements for the year ended March 31, 2007 and thus have not been presented. Currently, the Company operates in a single geographical segment.

The following is a summary of revenues generated by segment for the year ended March 31, 2008:

Water treatment revenues:	$737,576
Energy drink sales:	243,642
Total	$981,218

During the years ended March 31, 2008 and 2007, one customer accounted for 100% of water treatment revenues.

A summary of operating loss by segment for the year ended March 31, 2008, is as follows:

Water treatment segment	$(881,483)
OC energy drink segment	(650,246)
Corporate segment	(5,896,134)
Total	$(7,427,883)

A summary of the net assets as of March 31, 2008 related to the Company’s segments, after eliminating all inter-company assets, are as follows:

Water treatment segment	$6,817,701
OC energy drink segment	632,849
Corporate segment	307,637
Total	$7,758,187

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Related Party Transactions

During the fiscal year ended March 31, 2005, the Company entered into an agreement with a company wholly owned by the former Chief Executive Officer of the Company for the subleasing of office space and administrative support services. The agreement was month to month and cancelled during fiscal 2008. During the years ended March 31, 2008 and 2007, payments to this former related party for these services were $9,175 and $208,715, respectively.

As described in detail in Note 7, during the year ended March 31, 2006, the Company entered into three transactions with related parties whereby the Company issued notes and warrants to officers and directors of the Company in exchange for loans $1,256,430. During the year ended March 31, 2007, the Company paid accrued interest of $16,000 on one of the notes. On December 26, 2006, the Company issued 6,282,150 shares of its $0.001 par value common stock at $0.20 per share in full payment of the balance due on six short term notes totaling $1,256,431. Of this amount, 3,801,278 shares were issued to related parties in payment of three outstanding notes and accrued interest in the total amount of $760,257.

On February 11, 2008, Grant King, Chief Executive Officer, made a payment of $100,000 towards a note from a vendor and recorded it as a loan payable to a related party. On March 4, 2008, the Company repaid Grant King $30,000 against the loan. On March 14, 2008, the Company received an additional $32,700 from Grant King for operating purposes. The total loan outstanding from Grant King at the end of the fiscal year is $102,700. The loan does not incur interest and is due upon demand.

During the year ended March 31, 2008, the Company issued a purchase order to Catalyx Fluid Solutions, Inc. (“Catalyx”), for the purchase of resin, at the approximate cost of $756,000, needed for the operation of the Company’s wastewater treatment plant in Wyoming. Catalyx is partially owned by Juzer Jangbarwala, a Company Director and its Chief Technology Officer. In addition, from time to time Catalyx has paid for various costs related to the wastewater treatment plant on behalf of the Company, for which the Company has reimbursed Catalyx. Total costs incurred by the Company with Catalyx during the year ended March 31, 2008 were $767,049. As of March 31, 2008, amounts due to Catalyx included in accounts payable were $300,000.

In July 2007, the Company entered into a lease agreement with Catalyx Engineering, Inc. (“CEI”), a company that is owned in part by Juzer Jangbarwala, a Company Director and its Chief Technology Officer, to sub-lease approximately 7,000 square feet to serve as its new corporate office in Anaheim, California. The term of the lease is 18 months at a base monthly rent of $7,200. During the year ended March 31, 2008, payments to CEI for rent were $64,800.

During the year ended March 31, 2008, the Company utilized CEI for engineering services related to the design and construction of its water treatment plant in Wyoming. The agreement is verbal and provides engineering services at $75 per hour, which represents a 37.5% discount off of normal CEI rates. Total costs incurred by the Company with CEI during the year ended March 31, 2008 were $118,157. As of March 31, 2008, amounts due to CEI included in accounts payable were $24,353.

During the fiscal year ended March 31, 2008, the Company utilized Fusion Solutions (“Fusion”) for manufacturing of product and promotional items for it OC Energy drink products. Fusion is partially owned by Mariano Fusco, a partial owner and former CEO of the Company’s subsidiary, OC Energy and Albert Guerra, a partial owner of OC Energy. Total costs incurred by the Company with Fusion during the year ended March 31, 2008 were $112,750. As of March 31, 2008, amounts due to Fusion included in accounts payable were $99,181.

During the year ended March 31, 2008, the Company utilized Glaser Corporation (“Glaser”) for the rental of office space and equipment, as well as for accounting and administrative services for it OC Energy subsidiary. Glaser is owned by Robert Glaser, a partial owner and President of OC Energy. Total costs incurred by the Company with Glaser during the year ended March 31, 2008 were $18,789. As of March 31, 2008, amounts due to Glaser included in accounts payable were $18,789.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Subsequent Events

On April 8, 2008, the Company issued 6,963,251 shares of common stock to an investor for the exercise of 1,606,904 warrants and the purchase of 5,356,347 shares of common stock at $0.30 per share, totaling $2,088,275. These amounts had previously been recorded in “common stock to be issued” on the accompanying balance sheet at March 31, 2008 due to the shares not being issued.

From April 1, 2008 through June 30 2008, the Company received $394,000 at $0.30 per share from 16 investors and issued 620,664 shares of commons stock with warrants to purchase 394,000 shares of common stock at $0.40 per share.

On June 30, 2008, the Company issued 323,467 shares of common stock for services to two individuals for services provided to the Company. The individuals provided consulting services. The common shares were valued at $64,693 based on the closing market price of $0.20 of the Company’s common stock on the date of issuance. The Company expensed the value upon issuance as there were no future performance requirements.

As of June 30, 2008, the Company issued 468,537 shares of common stock out of escrow in lieu of its payments of $150,000 due on its note obligation to NIR.