Form 10-Q
period 2008-06-30
RG GLOBAL LIFESTYLES INC
filed 2008-08-19
CIK 932136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number: 000-254888

RG GLOBAL LIFESTYLES, INC.
(Exact Name of issuer as specified in its charter)

California	33-0230641
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1200 N. Van Buren St., Suite A, Anaheim, CA	92807
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (714) 630-1805

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  ☐        Accelerated filer  ☐

Non-accelerated filer  ☐  (Do not check if a smaller reporting company) Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

As of June 30, 2008, there were 44,307,792 shares of the Registrant’s common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RG Global Lifestyles, Inc.
Consolidated Balance Sheets
(unaudited)

	As of June 30,	As of March 31,
	2008	2008
Assets
Current assets:
Cash and cash equivalents	$1,036	$12,319
Accounts receivable	-	6,087
Inventory	72,567	86,864
Federal income tax refund receivable	143,775	143,775
Prepaids and other current assets	37,045	-
Total current assets	254,423	249,045

Property and equipment, net	2,905,658	3,060,884
Intangible assets, net	4,112,843	4,195,645
Other assets	260,865	252,613

Total Assets	$7,533,789	$7,758,187

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,184,192	$954,500
Accrued liabilities	621,482	459,273
State income taxes payable	97,890	97,890
Convertible notes payable	725,185	864,074
Notes payable - related party	102,700	102,700
Notes payable	410,500	410,500
Total current liabilities	3,141,949	2,888,937

Asset Retirement Obligation	70,000	70,000
Total Liabilities	3,211,949	2,958,937

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value, 100,000,000 shares authorized, 44,307,792 issued, 42,876,329 outstanding as of June 30, 2008; 36,400,410 issued, 34,500,410 outstanding as of March 31, 2008	42,877	34,501
Common stock to be issued	250,000	2,113,904
Additional paid-in capital	35,134,561	32,159,232
Accumulated deficit	(31,105,598)	(29,508,387)
Total Stockholders Equity	4,321,840	4,799,250
Total Liabilities and Stockholders' Equity	$7,533,789	$7,758,187

The accompanying notes are an integral part of these financial statements.

RG Global Lifestyles, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	June 30
	2008	2007
Revenue:
Product sales	$29,618	$78,048
Water treatment related	90,419	209,159
Total revenues	120,037	287,207

Cost of revenues:
Product sales	29,435	65,356
Water treatment related	218,052	195,380
Total cost of revenue	247,487	260,736

Gross profit (loss)	(127,450)	26,471

Expenses:
General and administrative, including stock-based compensation of $560,888 and $822,406 in 2008 and 2007, respectively	1,216,709	1,318,017
Selling and marketing	32,920	60,739
Project cost	178,169	-
Total expenses	1,427,798	1,378,756

Operating loss	(1,555,248)	(1,352,285)

Other income (expense):
Interest income	-	3,018
Interest income (expense) - related party	-	(2,752)
Interest expense	(48,931)	(189,536)
Change in fair value of derivative liabilities	-	942,085
Fair value of common stock issued in excess of notes notes payable satisfied	-	(1,242,500)
Other income (expense)	6,967	-
Total other income (expense)	(41,964)	(489,685)

Net loss before provision for income taxes	(1,597,212)	(1,841,970)

Provision for income taxes	-	-

Net loss before minority interest	(1,597,212)	(1,841,970)

Minority interest	-	-

Net loss	$(1,597,212)	$(1,841,970)

Weighted average number of common shares:
Basic	43,142,043	26,557,323
Diluted	43,142,043	26,557,323

Net loss per share:
Basic	$(0.04)	$(0.07)
Diluted	$(0.04)	$(0.07)

The accompanying notes are an integral part of these financial statements.

RG Global Lifestyles, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	June 30
	2008	2007
Cash flows from operating activities:
Net loss	$(1,597,212)		$(1,841,970)

Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization of debt discounts related to beneficial
conversion features and warrants	11,111		149,589
Change in fair value of derivative liabilities	-		(942,085)
Stock issued for services	127,179		-
Fair value of common stock in excess of notes payable	14,913		1,242,500
Depreciation and amortization	238,028		79,024
Stock-based compensation	433,708		822,406
Accounts receivable	6,087		-
Inventory	14,297		-
Prepaid expenses	(37,044)		122,011
Accounts payable	229,693		68,617
Accrued liabilities	162,209		265,841
Deferred revenues	-		1,681
Net cash used in operating activities	(397,031)		(32,386)

Cash flows from investing activities:
Purchase of fixed assets	-		(2,871)
Other assets	(8,252)		(20,230)
Net cash used in investing activities	(8,252)		(23,101)

Cash flows from financing activities:
Cash received for stock to be issued	250,000		-
Proceeds from issuing stock for cash	144,000		-
Proceeds from exercise of stock options	-		26,745
Net cash provided by financing activities	394,000		26,745

Net decrease in cash	(11,283)		(28,742)
Cash - beginning of period	12,319		502,278
Cash - ending of period	$1,036		$473,536

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$
Income taxes	$-	$

Non-cash investing and financing activities:
Issuance of common stock in settlement of notes payable
and accrued interest	$164,913		$175,000

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements and notes thereto of the Company for the year ended March 31, 2008 included in the Company's annual report on Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports. The financial statements for the three months ended June 30, 2008, are not necessarily indicative of the results expected for the full year.

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

Concentrations

Customers
During the quarter ended June 30, 2008, 100% of water treatment revenues and 75% of all revenues were generated from one customer. The loss of this customer could have a significant impact on the Company’s financial statements.

Vendors
During the quarter ended June 30, 2008, 50% of the equipment for used to generate water treatment revenues was manufactured by one vendor. The loss of this vendor could have a significant impact on the Company’s financial statements.

Inventory

At June 30, 2008, the Company had inventory consisting of chemicals, flavorings, and bottles related to the OC Energy Drink, Inc. segment of the Company. Inventory valued at cost in the amount of $72,567. Inventory is recorded at lower of cost (first-in, first-out) or net realizable market value.

Net Loss Per Share

Net loss per share is provided in accordance with SFAS No. 128 “Earnings Per Share” (“SFAS 128”). Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period, after giving effect to dilutive common stock equivalents, such as stock options, warrants and convertible debt. The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive for the three months ended June 30, 2008 and 2007:

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	2008	2007

Common stock options	7,903,579	8,311,230
Common stock warrants	15,950,440	15,403,940
Secured convertible notes	-	4,412,232
Totals	23,854,019	28,127,402

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company during the quarter ended June 30, 2008 incurred an operating loss before income taxes of $1,597,212 and used cash from operations of $397,031. As of June 30, 2008, the Company had a working capital deficit of $2,887,526. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain equity and/or debt financing and ultimately achieving profitable operations from the development of its new business opportunities. During the quarter ended June 30, 2008, the Company funded operations through equity offerings. The Company does not have any commitments or assurances for additional capital. In addition, if needed the Company would potentially sell it’s only existing water treatment plant and move to a more royalty based revenue stream to generate cash to continue operations. There can be no assurance that the revenue from the sale of the plant will be sufficient for the Company to achieve profitability in its operations, and it is possible that additional equity or debt financing may be required to continue as a going concern. Without such additional capital, there is some doubt as to whether the Company will continue as a going concern. The Company estimates the current cash reserves are expected to fund operations through the second quarter of fiscal 2008.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities, which might be necessary in the event the Company cannot continue in existence.

Note 3 – Property and Equipment

Property and equipment as of June 30, 2008 and March 31, 2008 consisted of the following:

	June 30,	March 31
	2008	2008
Water treatment plant	$3,016,261	$-
Office equipment, computer software, and furniture and fixtures	57,974	57,974
Construction in progress	-	3,016,261
Accumulated depreciation	(168,577)	(13,351)
Total	$2,905,658	$3,060,884

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During the three months ended June 30, 2008 and 2007, the Company recorded depreciation expense of $154,690 and $1,002, respectively.

Asset Retirement Obligation

The Company recognizes asset retirement costs under SFAS 143 in the period in which they are incurred. Under a water treatment contract with a customer, the Company’s owns the building and equipment but does not own the land. At the term of the contract, the Company is required to return the land to its original condition. At June 30, 2008, the balance of the Company’s asset retirement obligation was $70,000.

Note 4 – Catalyx Technology

The Company entered into a series of agreements with Catalyx Fluid Solutions, Inc. (“Catalyx”) pursuant to which the Company acquired certain technology, know-how, and patent rights related to water treatment for use in the oil and gas industry. In addition, per the terms of the acquisition agreement the initial $200,000 paid will be offset against future royalties of $0.01 per barrel of water treated and 5% of equipment sold based on the Catalyx technology. Royalties earned by Catalyx during the three months ended June 30, 2008 were $4,566 and were offset against the prepaid.

During the three month period ended June 30, 2008 and 2007, the Company recorded amortization expense of $78,877 and $78,020, respectively.

Note 5 – Other Assets

At June 30, 2008, the Company had deposits with various vendors comprised of the following:

	June 30,	March 31,
	2008	2008
Rental deposits	$32,309	$32,557
Deposit future Catalyx royalty	195,434	200,000
Other	33,122	20,056
	$260,865	$252,613

Note 6 – Notes Payable

2007 Notes Payable
On January 12, 2007, the company entered into a note agreement with an accredited investor for proceeds totaling $350,000. This note matured on January 12, 2008 and is currently in default as the holder had demanded payment. In connection with the default, the interest rate increased to 11% per annum. As of June 30, 2008, accrued interest recorded in accrued liabilities related to this note was $45,193. See Note 9 for discussion of a lawsuit filed by holder of the note against the Company. See Note 9 for discussion of payment of accrued interest by Company in connection with the note.

$600,000 Promissory Note
In connection with the settlement of the $2,000,000 secured convertible notes in fiscal 2008, the Company issued a $600,000 promissory note with an interest rate of 10%, with payments due in 12 equal $50,000 monthly payments commencing on March 3, 2008. In addition, the Company issued 2,000,000 shares of common stock to an escrow account in which secures the promissory note. The promissory note can be paid in cash or the Company’s common stock at the election of the Company. If paid in common stock, the common stock will be issued at a equal to $55,000 divided by the lesser of the weighted average price (“VWAP”) over the five days preceding the due date of payment or the day on which the note is transmitted to the escrow agent. If the VWAP is lower than $0.10 or the there are insufficient shares in escrow the Company cannot settle the monthly obligation in common shares.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Since the $600,000 promissory note does not incur interest the Company recorded a discount of $44,444 to the promissory notes. During the three months ended June 30, 2008, the Company amortized $11,111 of the discount to interest expense. As of June 30, 2008, the remaining discount was $24,815.

During the three months ended June 30, 2008, the Company issued 468,537 of common stock from the escrow account to satisfy payments for April, May and June 2008 totaling $150,000. As of June 30, 2008, 1,431,463 shares of common stock are held in escrow.

Note Payable to Vendor
On January 29, 2008, the Company the issued a promissory note to a vendor in settlement of $780,500 in accounts payable. The vendor manufactured and installed the Company’s water treatment facility. The note bears interest at 10% per annum and is secured by the Company’s contract with Yates Petroleum Corporation and the equipment that was manufactured by the vendor. The note calls for an initial payment of $270,000 due on February 1, 2008 with monthly principal payments of $100,000 due each month until paid off. The balance due on this note at June 30, 2008 was $410,500 with accrued interest of $19,303. The Company did not make its April, May or June 2008 payment and is in default on this note.

Note 7 – Stockholders’ Deficit

During the three months ended June 30, 2008, the Company sold 479,998 shares of common stock to accredited investors at a price of $0.30 per share for total net cash proceeds of $144,000. As of June 30, 2008, the Company has not issued 833,333 shares of common stock related to subscriptions of $250,000. Thus, the proceeds received are recorded as “common stock to be issued” on the accompanying balance sheet. In addition, for each dollar invested the investor received a warrant to purchase one share of the Company’s common stock at an exercise price of $0.40 per share. The warrants vest immediately and expire in five years. The warrants were valued at $164,628 based upon the Black Scholes valuation model using the following weighted average estimates: 3.34% risk free rate, 303% volatility, an expected life of five years and no dividends.

During the three months ended June 30, 2008, the Company issued 380,800 shares of common stock for services rendered by consultants and employees. The services related to general corporate duties and equipment purchased for the Yates plant. The Company valued the shares on the date of issuance as there were no future performance conditions. The shares were valued at $127,179 based on the closing market price of the Company’s common stock on the date of issuance.

During the three months ended June 30, 2008, the Company issued 468,537 shares of common stock for payment on notes payable due to the NIR Group. The shares were valued at $164,913 based on the closing market price of the Company’s common stock on the date of issuance which resulted in interest expense of $14,913.

See Notes 6and 8 for discussion of common stock issuances and other items impacting stockholders’ deficit during the three month periods ending June 30, 2008 and 2007.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 8 – Options and Warrants

Options

On May 3, 2006 and December 26, 2006, the Company’s Board of Directors adopted the 2006 and 2007 Incentive and Non-statutory Stock Option Plan (“2006 Plan”) for issuance of stock options to employees and others. Compensation expense for these plans recorded during the three months ended June 30, 2008 and 2007 was $433,708 and $647,122, respectively.

The following is a summary of activity of outstanding stock option activity for the three months ended June 30, 2008:

Number
of Shares
Balance, March 31, 2008	7,903,579
Options granted	300,000
Options exercised	-
Options cancelled or forfeited	(300,000)

Balance, June 30, 2008	7,903,579

Although management believes its estimate regarding the fair value of the services to be reasonable, there can be no assurance that all of the subjective assumptions will remain constant, and therefore the valuation of the services may not be a reliable measure of the fair value of stock compensation or stock based payments for consulting services.

Warrants

Along every dollar received from an investor for the purchase of its common stock, the Company grants the investor a warrant to purchase an additional share of the Company’s common stock. The warrants, which have an exercise price of $0.40 per share and a vesting period of two to three years, have an expiration date of five years after the date of issuance. The following is a summary of activity of outstanding common stock warrants for the three months ended June 30, 2008:

Number
Of Shares

Balance, March 31, 2008	17,163,344
Warrants granted	394,000
Warrants exercised	(1,606,904)
Balance, June 30, 2008	15,950,440

Note 9 – Commitments and Contingencies

Legal Proceedings

On June 11, 2008, the Company and Grant King was served a lawsuit from one of its note holders claiming that the Company defaulted on repayment on a note payable in the amount of $350,000 plus interest at 8%. The complaint asks for payment of these amounts plus damages. On August 12, 2008, the parties agreed to stipulated order whereby Grant King was dismissed from the lawsuit and the Company was granted a 90-day extension to respond to the complaint (until November 10, 2008) in exchange the Company paid $49,530 which represents the interest due on the note through July 18, 2008. No amounts for damages have been accrued in the accompanying consolidated financial statement other than the note payable and accrued interest.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On July 11, 2008, the Company received notice that one of the Company’s vendors used in the construction of the Company’s water treatment facility for Yates filed a lien against the project for past due amounts. As of June 30, 2008, the vendor is due $140,310, which is included in accounts payable.

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

YPC is responsible for constructing the inflow pond and will receive a credit from the Company of $50,000 each month for the first three months of operation. In addition, YPC will receive credits on current billings for future repairs and maintenance to the inflow pond of which there were none during the three month period ended June 30, 2008.

Note 10 – Segment Reporting and Concentrations

The Company’s segments consist of the sale of energy drinks and the licensing of water treatment technology. Currently, the Company operates in a single geographical segment.

The following is a summary of revenues generated by segment for the three months ended June 30, 2008 and 2007:

Water treatment revenues:	$29,618	$78,048
Energy drink sales:	90,419	209,159
Total	$120,037	$287,207

During the three months ended June 30, 2008 and 2007, one customer accounted for 100% of water treatment revenues.

A summary of operating loss by segment for the quarter ended June 30, 2008 and 2007 is as follows:

Water treatment segment	$(305,802)	$(161,119)
OC energy drink segment	(156,546)	(92,067)
Corporate segment	(1,092,900)	(1,099,099)
Total	$(1,555,248)	$(1,352,285)

A summary of the net assets as of June 30, 2008 related to the Company’s segments, after eliminating all inter-company assets, are as follows:

Water treatment segment	$7,005,481
OC energy drink segment	351,366
Corporate segment	176,942
Total	$7,533,789

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 11 – Related Party Transactions

On February 11, 2008, Grant King, Chief Executive Officer, made a payment of $100,000 towards a note from a vendor and recorded it as a loan payable to a related party. On March 4, 2008, the Company repaid Grant King $30,000 against the loan. On March 14, 2008, the Company received an additional $32,700 from Grant King for operating purposes. The loan accrues interest at 11% and is due upon demand. Interest expense accrued on this loan for the three months ended June 30, 2008 was $3,073. The total loan outstanding from Grant King as of June 30, 2008 is $102,700 and accrued interest of $3,073.

During the fiscal year ended March 31, 2008, the Company issued a purchase order to Catalyx Fluid Solutions, Inc. (“Catalyx”), for the purchase of resin, at the approximate cost of $756,000, needed for the operation of the Company’s wastewater treatment plant in Wyoming. Catalyx is partially owned by Juzer Jangbarwala, a Company Director and its Chief Technology Officer. In addition, from time to time Catalyx has paid for various costs related to the wastewater treatment plant on behalf of the Company, for which the Company has reimbursed Catalyx. As of June 30, 2008, amounts due to Catalyx included in accounts payable were $300,000.

In July 2007, the Company entered into a lease agreement with Catalyx Engineering, Inc. (“CEI”), a company that is owned in part by Juzer Jangbarwala, a Company Director and its Chief Technology Officer, to sub-lease approximately 7,000 square feet to serve as its new corporate office in Anaheim, California. The term of the lease is 18 months at a base monthly rent of $7,200. During the three months ended June 30, 2008, payments to CEI for rent were $21,600.

The Company utilized CEI for engineering services related to the design and construction of its water treatment plant in Wyoming. The agreement is verbal and provides engineering services at $75 per hour, which represents a 37.5% discount off of normal CEI rates. Total expenses incurred by the Company with CEI during the three months ended June 30, 2008 were $3,569. As of June 30, 2008, amounts due to CEI included in accounts payable were $13,224.

In previous periods, the Company utilized Fusion Solutions (“Fusion”) for manufacturing of product and promotional items for it OC Energy drink products. Fusion is partially owned by Mariano Fusco, a former owner and former CEO of the Company’s subsidiary, OC Energy and Albert Guerra, a partial owner of OC Energy. As of June 30, 2008, amounts due to Fusion included in accounts payable were $98,957.

During the three months ended June 30, 2008, the Company utilized Glaser Corporation (“Glaser”) for the rental of office space and equipment, as well as for accounting and administrative services for it OC Energy subsidiary. Glaser is owned by Robert Glaser, a partial owner and President of OC Energy. For the three months ended June 30, 2008, amounts expensed under this arrangement were $14,999. As of June 30, 2008, amounts due to Glaser included in accounts payable were $26,984.

Note 12 – Subsequent Events

Subsequent to June 30, 2008, the Company generated $97,000 of additional cash from the sales of 323,333 shares of common stock to 10 accredited investors. In addition, the Company also issued warrants to purchase 97,000 shares of common stock at an exercise price of $0.40.

On August 12, 2008, an officer and director of the Company loaned $5,000 to the Company for operations.

Subsequent to June 30, 2008, the Company issued 740,060 shares of common stock out of escrow in lieu of its payments of $100,000 due on its note obligation to NIR.

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

•	If acquisitions are made, the costs and successful integration of acquisitions;
•	Barriers in trade with foreign countries or tariff regulations and other United States and foreign laws;
•	Loss of customers or sales weakness;
•	Effect of environmental regulations in the field of wastewater treatment associated with coal bed methane mining;
•	Inability to achieve future sales levels or other operating results;
•	Ability to locate suitable new products for distribution within our business sector, and retain licensing rights to such new products on acceptable terms;
•	The continuation of favorable trends, including the drop in affordable potable water globally;
•	Outcomes and costs associated with litigation and potential compliance matters;
•	Inadequacies in the Company’s internal control over financial reporting, which could result in inaccurate or incomplete financial reporting;
•	Dilution to Shareholders from convertible debt or equity financings;
•	Loss of key management or other unanticipated personnel changes;
•	The unavailability of funds for capital expenditures; and
•	Operational inefficiencies in distribution or other systems.

The following discussion should be read in conjunction with the historical financial statements and related notes thereto of R.G. Global Lifestyles, Inc., including Form 10-KSB as of March 31, 2008.

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

In April of 2008, CFS finished construction and successfully tested its first CFS Technology plant in Wyoming in connection with an agreement with Yates Petroleum, Inc. This agreement is structured on a “build, own and operate” economic model whereby CFS provides a “turnkey” plant to Yates Petroleum and charges a royalty per barrel of cleaned wastewater. The Company receives a fixed royalty for every barrel of water treated and purified and maintains ownership of the equipment under a five year contract. Previously, CFS had commenced the manufacturing process of a CFS Technology plant for direct sale to Black Diamond Energy, Inc., another methane producer in Wyoming. Under the contract, the Company was responsible for the manufacture and installation of the equipment. However this project has halted due to a suspension in payment by the customer.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2008 AND 2007.

The following table summarizes the results of continuing operations and balance sheet amounts of the Company for the periods and dates shown:

	Three Months Ended June 30
	2008	2007
INCOME STATEMENT DATA
Revenue	$120,037	$287,207
Gross profit (loss)	$(127,450)	$26,471
Loss from operations	$(1,555, 248)	$(1,352,285)
Net loss	$(1,597,212)	$(1,841,970)
Net loss per weighted average common share	$(0.04)	$(0.07)

	As of	As of
	June 30, 2008	March 31, 2008
BALANCE SHEET DATA
Total assets	$7,533,789	$7,758,187
Total liabilities	$3,211,949	$2,958,937
Stockholders' deficit	$4,321,840	$4,799,250

REVENUES

	For the quarter ended June 30		Increase/(Decrease)
	2008	2007	$	%
Revenues	$120,037	$287,207	$(167,170)	(58)%

During the quarter ended June 30, 2008, royalty revenue associated with the Company's water treatment technology accounted for 75% of its total revenues. These revenues related solely to the treatment and purification of approximately 450,000 barrels of waste water at the Yates plant. The company recorded $29,618 sales of OC Energy Drink products during the quarter. During the quarter ended June 30, 2007, the Company’s primary source of revenues was sales of its water treatment technology, which accounting for $209,159 of total revenue. The decrease in water treatment sales was due to one of the Company’s current customers (Black Diamond Energy) request that the construction of its plant be delayed until it could obtain additional funding. In addition, the Company shut down the Yates plant after its first initial testing to make adjustments and modifications deemed necessary to reduce unexpected amounts of residual waste produced during the filtration of the waste water. The decrease in energy drink revenues was due to a lack of sales at OC Energy resulting from its inability to market the product or obtain any contracts to place its products with retailers.

GROSS PROFIT (LOSS)

	For the quarter ended June 30		Increase/(Decrease)
	2008	2007	$	%
Gross profit (loss)	$(127,450)	$26,471	$(153,921)	(581)%

During the quarter ended June 30, 2008, gross profit (loss) associated with the Company's water treatment technology was $(127,633) and the gross profit from OC Energy Drink products was $183. During the quarter ended June 30, 2008, the Company was unable to operate the plant at full capacity. Included in its cost of sales were labor costs and depreciation expense of approximately $150,000. The miniscule profit from its OC Energy Drink products was due to the Company selling some of its inventory at cost before it would need to be destroyed due to it being past its shelf life. The gross profit from the Company’s results for the quarter ended June 30, 2007 was primarily the result from deferred revenue recorded on the Black Diamond project and profitable sales of its OC Energy Drink products.

TOTAL OPERATING EXPENSES

	For the quarter ended June 30		Increase/(Decrease)
	2008	2007	$	%
Total Operating Expenses	$1,427,798	$1,378,756	$49,042	3%

Total operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, legal expense, information systems expense, and product marketing and sales expense. The increase in total operating expenses in the quarter ended June 30, 2008 as compared to the quarter ended June 30, 2007 was primarily the result of increases in salaries and wages and consulting expenses.

OTHER INCOME (EXPENSE)

	For the quarter ended June 30		Increase/(Decrease)
	2008	2007	$	%
Other Income (Expense)	$(41,964)	$(489,685)	$(447,721)	(91)%

The decrease in other income during the quarter ended June 30, 2008 as compared to the quarter ended June 30, 2007 resulted primarily from reduced interest expense for notes converted to stock in 2007, a reduction in the change in the fair value of common stock issued in connection with convertible notes in 2007and a reduction in the change in fair value of derivative liabilities in 2007.

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

The Company’s principal sources of liquidity consist of cash and cash equivalents, cash generated from product sales and construction contracts, and the issuance of equity and/or debt securities. In addition to funding operations, the Company’s principal short-term and long-term liquidity needs have been, and are expected to be, the debt service requirements of its notes payable, capital expenditures and general corporate expense expenses. In addition, as its sales and operations continue to increase, the Company anticipates significant increases in purchases of equipment for the construction of plants utilizing the CFS Technology. As of June 30, 2008, the Company had $1,036 cash or cash equivalents, accounts payable of $1,184,192, accrued liabilities of $621,482 and notes payable outstanding of $1,238,385.

The Company believes that cash expected to be generated from the issuance of debt and equity securities will be sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements through September 30, 2008. The Company will need to continue a focused program of capital expenditures to effectuate its CFS Technology project constructions and OC Energy drink production capacity expansion. In order to fund capital expenditures or increase working capital above the current plan, or complete any acquisitions, the Company may seek to obtain additional debt or equity financing. It may also need to obtain additional debt or equity financing if it experiences downturns or cyclical fluctuations in its business that are more severe or longer than anticipated, or if the Company fails to achieve anticipated revenue, experiences significant increases in the costs associated with products sales, or if it engages in additional strategic transactions. The Company cannot provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations.

In addition, if needed the Company would potentially sell it’s only existing water treatment plant and move to a more royalty based revenue stream to generate cash to continue operations. There can be no assurance that the revenue from the sale of the plant will be sufficient for the Company to achieve profitability in its operations.

For the three-month period ended June 30, 2008, the Company funded operations primarily through sales of its common stock to investors in the amount of $394,000.

OPERATING ACTIVITIES

Operating cash flows used during the three months ended June 30, 2008, amounted to $397,031. The primary use of operating cash was to pay consultants and salaries and wages. This was the result of a net loss of $1,597,212 offset by non-cash and non-operating items (depreciation, amortization of intangible assets, stock-based compensation and interest expense from the amortization of debt discounts) totaling $824,939 and net changes in current assets and liabilities of $375,242.

INVESTING ACTIVITIES

Investing cash flows used during the three months ended June 30, 2008, amounted to $8,252 used primarily for Minor fixed asset acquisitions.

FINANCING ACTIVITIES

Financing cash flows during the three months ended June 30, 2008, amounted to $394,000 and consisted entirely of, sales of its common stock to investors.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (US GAAP). The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

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

STOCK-BASED COMPENSATION

On June 16, 2004, the FASB published Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R were effective as of the first interim period that begins after June 15, 2005.

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

In connection with the adoption of SFAS 123R, we estimate the fair value of our share-based compensation utilizing the Black-Scholes pricing model. The fair value of the options granted is amortized as compensation expense on a straight line basis over the requisite service period of the award, which is generally the vesting period. The fair value calculations involve significant judgments, assumptions, estimates and complexities that impact the amount of compensation expense to be recorded in current and future periods. The factors include: (1) the time period our stock-based compensation awards are expected to remain outstanding based upon the average of the original award period and the remaining vesting period in accordance with SEC Staff Accounting Bulletin 107 simplified method. Our Company's stock trading history has been relatively short (since January 2005). Our expected term assumption for awards issued was five years. As additional evidence develops from our stock's trading history, the expected term assumption will be refined to capture the relevant trends. (2) The future volatility of our stock has been estimated based upon our entire trading history from inception to the reporting date. (3) A dividend yield of zero has been assumed for awards issued during the quarter ended June 30, 2008 based upon our actual past experience and the fact that we do not anticipate paying a dividend on our shares in the near future. (4) We have based our risk-free interest rate assumption for awards issued during the quarter June 30, 2008 based upon the weighted-average yield of 5.25% available on US Treasury debt instruments with an equivalent expected term. (5) Forfeiture rates for awards issued during these periods have not yet been estimated as the Company has only recently issued share based awards and no forfeiture data has been available to the Company as a result.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2007, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 provides accounting guidance on the definition of fair value and establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We plan to adopt the provisions of SFAS 157 on April 1, 2009 and are currently assessing the impact of the adoption of SFAS 157 on our results of operations and financial condition.

In February 2008, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal year beginning after November 15, 2008. We are currently assessing the impact of adopting SFAS 159 on our results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which replaces FAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is to be applied prospectively to business combinations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements", which is an amendment of Accounting Research Bulletin ("ARB") No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk – Not Applicable

Item 4. Controls and Procedures

During its year end procedures, the Company noted several weaknesses in its internal controls. No steps have been taken to address these control weaknesses.

As required by SEC Rule 13a-15 or Rule 15d-15, our Chief Executive and Principal Accounting Officers carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. In the course of the previous fiscal quarter ended June 30, 2008, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures were not effective in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the Principal Accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Internal Control Over Financial Reporting

Pursuant to Rule 13a-15(d) or Rule 15d-15(d) of the Exchange Act, our management, with participation with the Company’s Chief Executive and Principal Accounting Officers, is responsible for evaluating any change in the company's internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act), that occurred during each of the issuer's fiscal quarters that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

Based on the foregoing evaluation, the Company has concluded that there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On June 11, 2008, the Company and Grant King was served a lawsuit from one of its note holders claiming that the Company defaulted on repayment on a note payable in the amount of $350,000 plus interest at 8%. The complaint asks for payment of these amounts plus damages. On August 12, 2008, the parties agreed to stipulated order whereby Grant King was dismissed from the lawsuit and the Company was granted a 90 day extension to respond to the complaint (until November 10, 2008) and in exchange the Company paid $49,530 which represents the interest due on the note through July 18, 2008. No amounts for damages have been accrued in the accompanying consolidated financial statement other than the note payable and accrued interest (see Note 9).

On July 11, 2008, the Company received notice that one of the Company’s vendors filed a lien against the Company’s water treatment plant for past due amounts due to the vendor. As of June 30, 2008, the vendor is due $140,310, which is included in accounts payable.

Other than the foregoing, the Company is not aware of any litigation, either pending or threatened.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2008, the Company raised investor money through an offering of stock and warrants. The terms of this offering are a sale of common stock for $0.30 per share with the investor additionally receiving a warrant to purchase one share of common stock at $0.40 for every dollar invested. During the quarter, the Company raised $394,000 in this offering from 16 accredited investors, and, therefore, has incurred the obligation to issue 1,313,333 shares of common stock and warrants to purchase 394,000 shares of common stock. The securities were sold to the investors in reliance on Section 4(2) under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits.

The following Exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q:

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

R G Global Lifestyles, Inc.

Signature	Title	Date

/s/ Grant King
Grant King	Chief Executive Officer	August 19, 2008

/s/ Richard Lambright
Richard Lambright	Principal Accounting Officer	August 19, 2008