Form 10-Q
period 2008-09-30
RG GLOBAL LIFESTYLES INC
filed 2008-11-19
CIK 932136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008.

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

As of September 30, 2008, there were 44,597,792 shares of the Registrant’s common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RG Global Lifestyles, Inc.
Consolidated Balance Sheets
(unaudited)

	As of September 30,	As of March 31,
	2008	2008
Assets
Current assets:
Cash and cash equivalents	$18,572	$12,319
Accounts receivable	5,816	6,087
Inventory - finished goods	77,596	86,864
Federal income tax refund receivable	-	143,775
Prepaids and other current assets	37,063	-
Total current assets	139,047	249,045

Property and equipment, net	2,758,155	3,060,884
Intangible assets, net	4,030,041	4,195,645
Other assets	270,205	252,613

Total Assets	$7,197,448	$7,758,187

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,224,634	$954,500
Accrued liabilities	998,585	459,273
State income taxes payable	97,890	97,890
Convertible notes payable	586,296	864,074
Notes payable - related party	113,397	102,700
Notes payable	410,500	410,500
Total current liabilities	3,431,302	2,888,937

Accrued liabilities-Long Term	70,000	70,000
Total Liabilities	3,501,302	2,958,937

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized 44,597,792 and 36,400,410 issued, 44,415,521 and 34,500,410 outstanding, respectively	44,416	34,501
Common stock to be issued	168,000	2,113,904
Additional paid-in capital	35,753,003	32,159,232
Accumulated deficit	(32,269,273)	(29,508,387)
Total stockholders' equity	3,696,146	4,799,250

Total Liabilities and Stockholders' Equity	$7,197,448	$7,758,187

The accompanying notes are an integral part of these financial statements.

RG Global Lifestyles, Inc.
Consolidated Statements of Operations
(unaudited)

	For the 3 Months Ended		For the Six Months Ended
	September 30		September 30
	2008	2007	2008	2007

Revenue:
Product sales	$6,851	$68,595	$36,469	$146,643
Water treatment related	-	469,049	90,419	678,208
Total revenues	6,851	537,644	126,888	824,851

Cost of revenues:
Product sales	3,653	55,498	33,088	120,854
Water treatment related	215,227	436,022	433,280	631,401
Total cost of revenue	218,880	491,520	466,368	752,255

Gross profit (loss)	(212,029)	46,124	(339,480)	72,596

Expenses:
General and administrative	769,721	1,244,507	1,986,430	2,588,308
Selling and marketing	13,940	56,655	46,860	91,739
Project cost	62,364	-	240,534	-
Total expenses	846,025	1,301,162	2,273,824	2,680,047

Operating loss	(1,058,054)	(1,255,038)	(2,613,304)	(2,607,451)

Other income (expense):
Interest income	64	591	64	3,609
Interest income (expense) - related party	-	(22,891)	-	(25,643)
Interest expense	(104,689)	(605,467)	(153,620)	(2,037,503)
Change in fair value of derivative liabilities	-	3,588,421	-	4,530,506
Other income (expense)	(995)	(4,119)	5,974	(4,091)
Total other income (expense)	(105,620)	2,956,535	(147,582)	2,466,878

Net income (loss) before provision for income taxes	(1,163,674)	1,701,497	(2,760,886)	(140,573)

Provision for income taxes	-	-	-	-

Net income (loss) before minority interest	(1,163,674)	1,701,497	(2,760,886)	(140,573)

Minority interest	-	18,585	-	18,585

Net income (loss)	$(1,163,674)	$1,720,082	$(2,760,886)	$(121,988)

Weighted average number of common shares:
Basic	44,319,500	28,769,302	43,772,751	27,572,656
Diluted	44,319,500	45,461,968	43,772,751	27,572,656

Net income (loss) per share:
Basic	$(0.03)	$0.06	$(0.06)	$(0.00)
Diluted	$(0.03)	$0.04	$(0.06)	$(0.00)

The accompanying notes are an integral part of these financial statements.

RG Global Lifestyles, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	September 30
	2008		2007
Cash flows from operating activities:
Net loss		$(2,760,886)	$(121,988)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts related to beneficial conversion features and warrants		22,222	300,822
Change in fair value of derivative liabilities		-	(4,530,506)
Stock issued for services		110,197	-
Fair value of common stock in excess of notes payable forgiven		94,890	1,656,152
Depreciation and amortization		468,333	162,810
Stock-based compensation		764,392	1,499,793
Minority interest in subsidiary		-	(18,585)
Change is operating assets and liabities:
Accounts receivable		271	(745,478)
Inventory		9,268	(32,185)
Income tax refund		143,775
Prepaid expenses		(37,063)	25,676
Accounts payable		270,134	275,492
Accrued liabilities		539,312	393,416
Deferred revenues		-	501,792
Income taxes payable		-	1,681
Net cash used in operating activities		(375,155)	(631,108)

Cash flows from investing activities:
Purchase of fixed assets		-	(31,874)
Construction in progress		-	(41,629)
Other assets		(17,592)	13,568
Net cash used in investing activities		(17,592)	(59,935)

Cash flows from financing activities:
Proceeds from notes payable		-	250,000
Cash received for stock to be issued		168,000	-
Common stock issued for cash		231,000	-
Proceeds from exercise of stock options		-	62,500
Net cash provided by financing activities		399,000	312,500

Net increase (decrease) in cash		6,253	(378,543)
Cash - beginning of period		12,319	502,278
Cash - ending of period		$18,572	$123,735

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest		$-	$-
Income taxes		$-	$-

Non-cash investing and financing activities:
Issuance of common stock in settlement of notes payable and accrued interest		$300,000	$331,095

Issuance of common stock for tangible and intangible assets	$		$474,828
Issuance of OC Energy, Inc.'s interests for tangible and intangible assets	$		$43,903
Construction in progress recorded in accounts payable	$		$742,502

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements and notes thereto of the Company for the year ended March 31, 2008 included in the Company's annual report on Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports. The financial statements for the three and six months ended September 30, 2008, are not necessarily indicative of the results expected for the full year.

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

Concentrations

Customers
During the three and six months ended September 30, 2008, one customer made up zero and 71%, respectively, of all revenues from water treatment royalties. The loss of this customer could have a significant impact on the Company’s financial statements.

Vendors
During the quarter ended September 30, 2008, 50% of the equipment used to generate water treatment revenues was manufactured by one vendor. The loss of this vendor could have a significant impact on the Company’s financial statements.

Inventory

At September 30, 2008, the Company had inventory consisting of chemicals, flavorings, and bottles related to the OC Energy Drink, Inc. segment of the Company. Inventory is valued at cost in the amount of $77,596. Inventory is recorded at lower of cost (first-in, first-out) or net realizable market value.

Net Income (Loss) Per Share

Net loss per share is provided in accordance with SFAS No. 128 “Earnings Per Share” (“SFAS 128”). Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period, after giving effect to dilutive common stock equivalents, such as stock options, warrants and convertible debt. The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive for the six months ended September 30, 2008 and 2007:

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the six months ended September 30, 2008	For the six months ended September 30, 2007

Common stock options	3,520,215	8,294,430
Common stock warrants	3,582,433	11,378,940
Secured convertible notes	-	9,738,046
Totals	7,102,648	29,411,416

There were no outstanding securities that would have been considered dilutive for the three months ended September 30, 2008.

The following is a summary of outstanding securities which have been included in the calculation of diluted net income per share for the three months ended September 30, 2007.

Basic	28,769,302
Common stock options	2,783,270
Common stock warrants	4,171,350
Secured convertible notes	9,738,046
16,692,666
Totals	45,461,968

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company during the quarter ended September 30, 2008, has limited revenues, incurred an operating loss before income taxes of $1,163,674 and used cash from operations of $375,155. As of September 30, 2008, the Company had a working capital deficit of $3,292,255. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain equity and/or debt financing and ultimately achieving profitable operations from the development of its new business opportunities. During the quarter ended September 30, 2008, the Company funded operations through equity offerings. The Company does not have any commitments or assurances for additional capital. In addition, during the second quarter the Company announced it intention to sell the OC Energy subsidiary. However, the Company is no longer actively looking for a buyer due to the testing of the product with a potential customer. Thus, the assets and liabilities of OC Energy have been included in continuing operations. Subsequent to September 30, 2008, the Company commenced discussions to potentially sell its only existing water treatment plant to generate cash to continue operations. All discussions are preliminary, an offer has not been received, nor has the Company made a formal determination that the water treatment plant will be held for sale. There can be no assurance that the revenue from the sale of the plant will be sufficient for the Company to achieve profitability in its operations, and it is possible that additional equity or debt financing may be required to continue as a going concern. Without such additional capital, there is some doubt as to whether the Company will continue as a going concern. The Company estimates the current cash reserves are expected to fund operations through Q3 of fiscal 2009.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities, which might be necessary in the event the Company cannot continue in existence.

Note 3 – Property and Equipment

Property and equipment as of September 30, 2008 and March 31, 2008 consisted of the following:

	September 30, 2008	March 31, 2008
Water treatment plant	$3,016,261	$3,016,261
Office equipment, computer software, and furniture and fixtures	64,175	57,974
Accumulated depreciation	(322,281)	(13,351)
Total	$2,758,155	$3,060,884

During the six months ended September 30, 2008 and 2007, the Company recorded depreciation expense of $308,930 and $2,004, respectively.

During the three months ended September 30, 2008, the Company’s water treatment plant was semi operational due to the outflow pond needing repairs from a wash out from a burst pipe and the required ongoing draining. The Company is currently addressing the issue. Due to the delays in production and current market conditions, management believes it should evaluate the carrying value of its water treatment plant and Catalyx technology to determine if an impairment is necessary. Management expects to complete the analysis during the third quarter of fiscal 2009.

Asset Retirement Obligations

The Company recognizes asset retirement costs under SFAS 143 in the period in which they are incurred. Under a water treatment contract with a customer, the Company’s owns the building and equipment but does not own the land. At the term of the contract, the Company is required to return the land to its original condition. At September 30, 2008, the balance of the Company’s asset retirement obligation was $70,000.

Note 4 – Catalyx Technology

The Company entered into a series of agreements with Catalyx Fluid Solutions, Inc. (“Catalyx”) pursuant to which the Company acquired certain technology, know-how, and patent rights related to water treatment for use in the oil and gas industry. In addition, per the terms of the acquisition agreement the initial $200,000 paid will be offset against future royalties of $0.01 per barrel of water treated and 5% of equipment sold based on the Catalyx technology. Royalties earned by Catalyx during the three and six months ended September 30, 2008 were $4,566 and were offset against the prepaid.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the six month period ended September 30, 2008 and 2007, the Company recorded amortization expense of $165,604 and $160,806, respectively.

Note 5 – Certain Balance Sheet Elements

Other Assets

At September 30, 2008 and March 31, 2008, the Company had deposits with various vendors comprised of the following:

	September, 30, 2008	March 31, 2008
Rental deposits	$32,056	$32,557
Deposit future Catalyx royalty	195,434	200,000
Other	42,715	20,056
Total:	$270,205	$252,613

Accrued Liabilies

At September 30, 2008 and March 31, 2008, the Company had accrued expenses as follows:

	September, 30, 2008	March 31, 2008
Salaries and wages	$570,780	$239,384
Deposits for preferred stock subscriptions	217,483	-
Accrued interest	42,338	44,663
Other	167,984	175,226
Total:	$998,585	$459,273

During the six months ended September 30, 2008, the Company received proceeds of $217,483 for the purchase of 1,499,888 shares of preferred stock. As of September 30, 2008, the Company has recorded the proceeds received as a liability as the proper preferred stock designations have not been filed with the State of California. The Company intends to issue this stock once the State of California authorizes the designations.

Note 6 – Notes Payable

2007 Notes Payable
On January 12, 2007, the Company entered into a note agreement with an accredited investor for proceeds totaling $350,000. This note matured on January 12, 2008 and is currently in default as the holder had demanded payment. In connection with the default, the interest rate increased to 11% per annum. As of September 30 2008, accrued interest recorded in accrued liabilities related to this note was $5,367. See Note 9 for discussion of a lawsuit filed by holder of the note against the Company and the payment of accrued interest by Company.

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

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Since the $600,000 promissory note does not incur interest the Company recorded a discount of $44,444 to the promissory notes. During the three and six months ended September 30, 2008, the Company amortized $11,111 and $22,222 respectively, of the discount to interest expense. As of September 30, 2008, the remaining discount was $13,704.

During the six months ended September 30, 2008, the Company issued 1,717,729 of common stock from the escrow account to satisfy payments for the six months ending September 30, 2008 totaling $300,000. As of September 30, 2008, 182,271 shares of common stock are held in escrow.

Note Payable to Vendor
On January 29, 2008, the Company the issued a promissory note to a vendor in settlement of $780,500 in accounts payable. The vendor manufactured and installed the Company’s water treatment facility. The note bears interest at 10% per annum and is secured by the Company’s contract with Yates Petroleum Corporation and the equipment that was manufactured by the vendor. The note calls for an initial payment of $270,000 due on February 1, 2008 with monthly principal payments of $100,000 due each month until paid off. The balance due on this note at September 30, 2008 was $410,500 with accrued interest of $29,650. The Company did not make its July, August or September 2008 payment and is technically in default on this note.

Note 7 – Stockholders’ Deficit

During the six months ended September 30, 2008, the Company sold 770,000 shares of common stock to accredited investors at a price of $0.30 per share for total net cash proceeds of $231,000. As of September 30, 2008, the Company has not issued 560,000 shares of common stock related to subscriptions of $168,000. Thus, the proceeds received are recorded as “common stock to be issued” on the accompanying balance sheet. In addition, for each dollar invested the investor received a warrant to purchase one share of the Company’s common stock at an exercise price of $0.40 per share. The warrants vest immediately and expire in five years. The warrants were valued at $164,628 based upon the Black Scholes valuation model using the following weighted average estimates: 3.34% risk free rate, 303% volatility, an expected life of five years and no dividends.

During the six months ended September 30, 2008, the Company issued 380,800 shares of common stock for services rendered by consultants and employees. The services related to general corporate duties and equipment purchased for the Yates plant. The Company valued the shares on the date of issuance as there were no future performance conditions. The shares were valued at $127,179 based on the closing market price of the Company’s common stock on the date of issuance.

During the six months ended September 30, 2008, the Company issued 1,717,729 shares of common stock for payment on notes payable due to the NIR Group. The shares were valued at $384,193 based on the closing market price of the Company’s common stock on the date of issuance which resulted in additional interest expense of $84,193.

See Notes 6 and 8 for discussion of common stock issuances and other items impacting stockholders’ deficit during the six month period ending September 30, 2008 and 2007.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Options and Warrants

Options
On May 3, 2006 and December 26, 2006, the Company’s Board of Directors adopted the 2006 and 2007 Incentive and Non-statutory Stock Option Plan (“2006 Plan”) for issuance of stock options to employees and others. Compensation expense for these plans recorded during the three and six months ended September 30, 2008 was $313,684 and $747,392, respectively. Compensation expense for these plans recorded during the three and six months ended September 30, 2007 was $655,042 and $1,431,072, respectively.

The following is a summary of activity of outstanding stock option activity for the six months ended September 30, 2008:

Number
of Shares
Balance, March 31, 2008	7,903,579
Options granted	300,000
Options exercised	-
Options cancelled or forfeited	(300,000)

Balance, September 30, 2008	7,903,579

Although management believes its estimate regarding the fair value of the services to be reasonable, there can be no assurance that all of the subjective assumptions will remain constant, and therefore the valuation of the services may not be a reliable measure of the fair value of stock compensation or stock based payments for consulting services.

Warrants

Along every dollar received from an investor for the purchase of its common stock, the Company grants the investor a warrant to purchase additional shares of the Company’s common stock. The warrants, which have an exercise price of $0.40 per share and a vesting period of two to three years, have an expiration date of five years after the date of issuance. The following is a summary of activity of outstanding common stock warrants for the six months ended September 30, 2008:

Number
Of Shares

Balance, March 31, 2008	17,163,344
Warrants granted	399,000
Warrants exercised	(1,606,904)
Balance, September 30, 2008	15,955,440

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

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 11, 2008, the Company received notice that one of the Company’s vendors used in the construction of the Company’s water treatment facility filed a lien against the project for past due amounts. As of September 30, 2008, the vendor is due $136,691, which is included in accounts payable.

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

YPC is responsible for constructing the inflow pond and will receive a credit from the Company of $50,000 each month for the first three months of operation. In addition, YPC will receive credits on current billings for future repairs and maintenance to the inflow pond of which there were none during the three and six month periods ended September 30, 2008 due to the limited production.

Note 10 – Segment Reporting and Concentrations

The Company’s segments consist of the sale of energy drinks and the licensing of water treatment technology. Currently, the Company operates in a single geographical segment.

The following is a summary of revenues generated by segment for the three months and six months ended September 30, 2008:

	Three Months Ended September 30, 2008	Six Months Ended September 30, 2008

Water treatment revenues	$-	$$36,469
Energy drink sales	6,851	90,419
Total	$6,851	$126,888

During the three and six months ended September 30, 2008 and 2007, one customer accounted for 100% of water treatment revenues.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of operating loss by segment for the three and six months ended September 30, 2008 is as follows:

	Three Months Ended September 30, 2008	Six Months Ended September 30, 2008

Water treatment segment	$(277,592)	$(583,394)
OC energy drink segment	(97,059)	(253,605)
Corporate segment	(683,403)	(1,776,305)
Total	$(1,058,054)	$(2,613,304)

A summary of the net assets as of September 30, 2008 related to the Company’s segments, after eliminating all inter-company assets, are as follows:

Water treatment segment	$6,687,411
OC energy drink segment	363,543
Corporate segment	146,494
Total	$7,197,448

A summary of revenues generated by segment for the three and six months ended September 30, 2007, is as follows:

	Three Months Ended September 30, 2007	Six Months Ended September 30, 2007

Water treatment segment	$469,049	$678,208
OC energy drink segment	68,595	146,643
Total	$537,644	$824,851

A summary of operating loss by segment for the three and six months ended September 30, 2007, is as follows:

	Three Months Ended September 30, 2007	Six Months Ended September 30, 2007
Water treatment segment	$24,750	$(136,369)
OC energy drink segment	(92,929)	(184,996)
Corporate segment	(1,186,859)	(2,286,086)
Total	$(1,255,038)	$(2,607,451)

During the quarter ended September 30, 2007, sales to a single customer were 100% and 58.1% of total sales for revenues related to water-treatment technology and revenues related to OC energy drink product sales, respectively.

Note 11 – Related Party Transactions

On February 11, 2008, Grant King, Chief Executive Officer, made a payment of $100,000 towards a note from a vendor and recorded it as a loan payable to a related party. On March 4, 2008, the Company repaid Grant King $30,000 against the loan. On March 14, 2008, the Company received an additional $32,700 from Grant King for operating purposes. The loan accrues interest at 11% and is due upon demand. Interest expense accrued on this loan for the six months ended September 30, 2008 was $7,320. The total loan outstanding from Grant King as of September 30, 2008 is $113,397 and accrued interest of $7,320.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fiscal year ended March 31, 2008, the Company issued a purchase order to Catalyx Fluid Solutions, Inc. (“Catalyx”), for the purchase of resin, at the approximate cost of $756,000, needed for the operation of the Company’s wastewater treatment plant in Wyoming. Catalyx is partially owned by Juzer Jangbarwala, a Company Director and its Chief Technology Officer. In addition, from time to time Catalyx has paid for various costs related to the wastewater treatment plant on behalf of the Company, for which the Company has reimbursed Catalyx. As of September 30, 2008, amounts due to Catalyx included in accounts payable were $280,000.

In July 2007, the Company entered into a lease agreement with Catalyx Engineering, Inc. (“CEI”), a company that is owned in part by Juzer Jangbarwala, a Company Director and its Chief Technology Officer, to sub-lease approximately 7,000 square feet to serve as its new corporate office in Anaheim, California. The term of the lease is 18 months at a base monthly rent of $7,200. During the six months ended September 30, 2008, payments to CEI for rent were $36,000.

The Company utilized CEI for engineering services related to the design and construction of its water treatment plant in Wyoming. The agreement is verbal and provides engineering services at $75 per hour, which represents a 37.5% discount off of normal CEI rates. Total expenses incurred by the Company with CEI during the six months ended September 30, 2008 were $2,944. As of September 30, 2008, amounts due to CEI included in accounts payable were $23,368.

In previous periods, the Company utilized Fusion Solutions (“Fusion”) for manufacturing of product and promotional items for it OC Energy drink products. Fusion is partially owned by Mariano Fusco, a former owner and former CEO of the Company’s subsidiary, OC Energy and Albert Guerra, a partial owner of OC Energy. As of September 30, 2008, amounts due to Fusion included in accounts payable were $99,807.

During the three months ended September 30, 2008, the Company utilized Glaser Corporation (“Glaser”) for the rental of office space and equipment, as well as for accounting and administrative services for it OC Energy subsidiary. Glaser is owned by Robert Glaser, a partial owner and President of OC Energy. For the six months ended September 30, 2008, amounts expensed under this arrangement were $12,378. As of September 30, 2008, amounts due to Glaser included in accounts payable were $32,201.

Note 12 – Subsequent Events

Subsequent to September 30, 2008, the Company generated $252,500 of additional cash from the sales of 1,683,333 shares of preferred stock to 9 accredited investors.

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

OVERVIEW

During the past year RG Global Lifestyles management has prepared the company for a transition that would generate revenue without the heavy cash requirements that have currently inhibited the growth of the company. In transitioning from a build/own/operate (B/O/O) business model, for their CBM water treatment process, to that of strategic licensing, RG Global Lifestyles will be able to move from competing in the CBM water treatment business, to a supporting partner of new technology; to some of the largest names in the industry. This move has allowed management to refocus the company’s direction through advanced research and development for strategic acquisitions of both technology and synergistic partners. This enhanced business model will benefit the company and its shareholders through diversification as well as an ability to compete globally through responsible principles of Sustainable Development.

RG Global Lifestyles

RG Global Lifestyles is a company dedicated to responsible resource utilization through the strategic balance of Environmental, Societal and Economic growth. We will achieve this through advanced research and development for strategic acquisitions of both technology and synergistic partners. The benefit will be to our shareholders, the longevity of our planet and future generations through the protection and refinement of our most valuable resources.

With strategic partnerships, through prominent global manufacturers and distributors, we have access to a worldwide distribution network. We have assembled a successful management team with a marketing history and expertise to develop and bring our cutting edge technology to market.

Catalyx Fluid Solutions (CFS) Technology:

RG Global Lifestyles Inc., through its wholly-owned division Catalyx Fluid Solutions, has patented technology developed for use in reclamation of Coal Bed Methane (CBM) discharge water. Our technology allows us to reduce the environmental impact of CBM mining and process the discharged water directly into local streams and rivers; at a significant savings compared to other technologies currently being utilized in this industry. The end result is a technology that solves a major environmental issue while providing a tremendous economic advantage in the CBM industry.

CBM is the fastest growing alternative energy sector. CBM gas is processed though the removal of trapped gas located between the coal and water table. The gas is pumped out at very low operating cost, with a very high purity level. The only restricting factor has been the disposal or processing of the discharge water that is perpetually produced as a byproduct of the CBM gas extraction. By 2010 experts expect there to be more than 50,000 wells in Wyoming alone. Each well produces an average of 6.2 million gallons of discharge water per year.
OC Energy
OC Energy receives global brand recognition through “The Real Housewives of Orange County,” a syndicated TV show on the Bravo Network, which airs in over 114 countries around the world. Even with this benefit, OC Energy has still been unable to compete with the endless marketing budgets of the Energy Drink leaders. These budgets combined with the growth of the energy shot industry have resulted in OC Energy redirecting its focus on the energy shot market. This refinement of the product line will minimize the future financial and resource impacts on RG Global lifestyles while increasing the possibility for the sale of OC Energy.

Recently the “OC Energy Shot+” was launched in a major Drug Store Chain. Energy Shots have several key advantages over traditional energy drinks. With a 2oz. shot, you get the same amount of energy as an entire 8oz. can. This increased potency means less liquid that needs to be ingested, which has an appeal to a variety of professionals. Truck drivers can travel longer without restroom breaks, doctors can pound a quick shot between patients, and the busy office professional can get help through their afternoon slump. Energy shots have nightlife appeal as well. Shots can be used straight or easily added to a drink, providing just the right boost to keep the night going. Their convenient size allow them to be transported easily in a purse or pocket, something not possible with regular energy drinks. It is clear that energy shots are the next big player in the beverage industry.

Because the Company has a controlling interest in OC Energy Drink, Inc., its results of operations are included in the Company's consolidated financial statements. The percentage of equity interest that is not owned by the Company is shown as "Minority interest in subsidiary" in the consolidated balance sheets and consolidated statements of operations. The change in value of the minority interest in subsidiary is reflected as other income in the attached consolidated statements of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2008 AND 2007.

The following table summarizes the results of continuing operations and balance sheet amounts of the Company for the periods and dates shown:

	Three Months Ended September 30,
	2008	2007
INCOME STATEMENT DATA
Revenue	$6,851	$537,644
Gross profit (loss)	$(212,029)	$46,124
Loss from operations	$(1, 058,054)	$(1,255,038)
Net income/loss	$(1, 163,674)	$1,720,082
Net income/loss per weighted average common share	$(0.03)	$0.06

REVENUES

	For the quarter ended September 30,		Increase/(Decrease)
	2008	2007	$	%
Revenues	$6,851	$537,644	$(530,793)	(99)%

During the quarter ended September 30, 2008, revenue associated with the Company's energy drink sales accounted for 100% of its total revenues. During the quarter ended September 30, 2007, the Company’s primary source of revenues was sales of its water treatment technology, which accounting for $469,049 of total revenue. The decrease in water treatment sales as compared to the same period in 2007 was resulted from the Company shutting down the Yates plant after its first initial operation to make adjustments and modifications deemed necessary to reduce unexpected amounts of residual waste produced in the outflow pond during the filtration of the waste water. The decrease in energy drink revenues was due to redirecting the company focus from energy drinks to energy shot market.  This refinement resulted in an increase to the inventory costs that were required to re-launch the product into a major drug chain.

GROSS PROFIT (LOSS)

	For the quarter ended September 30,		Increase/(Decrease)
	2008	2007	$	%
Gross profit (loss)	$(212,029)	$46,124	$(258,153)	(560)%

During the quarter ended September 30, 2008, gross profit (loss) associated with the Company's water treatment technology was $(215,227) and the gross profit from OC Energy Drink products was $3,198. The resulting loss During the quarter ended September 30, 2008, the Company was due primarily to its inability to operate the plant at full capacity because of the excessive amounts of waste water produced by the plant in the outflow pond. Included in its cost of sales were labor costs and depreciation expense of approximately $215,227. The lower profit level from the OC Energy drink line was the result of costs associated with eliminating the existing line, its related inventory, and re-launching the reformulated energy shot. The gross profit from the Company’s results for the quarter ended September 30, 2007 resulted primarily from deferred revenue recorded on the Black Diamond project and profitable sales of its OC Energy Drink products.

TOTAL OPERATING EXPENSES

	For the quarter ended September 30,		Increase/(Decrease)
	2008	2007	$	%
Total Operating Expenses	$846,025	$1,301,162	$(455,137)	(35)%

Total operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, legal expense, information systems expense, and product marketing and sales expense. The decrease in total operating expenses in the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007 was primarily the result of a decrease in stock-based compensation.

OTHER INCOME (EXPENSE)

	For the quarter ended September 30,		Increase/(Decrease)
	2008	2007	$	%
Other Income (Expense)	$(105,620)	$2,956,535	$(3,062,155)	(103.6)%

The decrease in other income during the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007 resulted primarily from reduced interest expense for notes converted to stock in 2007, a reduction in the change in the fair value of common stock issued in connection with convertible notes in 2007 and a reduction in the change in fair value of derivative liabilities in 2007.

RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIOD ENDED SEPTEMBER 30, 2008 AND 2007.

The following table summarizes the results of continuing operations and balance sheet amounts of the Company for the periods and dates shown:

	Six Months Ended September 30
	2008	2007
INCOME STATEMENT DATA
Revenue	$126,888	$824,851
Gross profit (loss)	$(339,480)	$72,596
Loss from operations	$(2,613,304)	$(2,607,451)
Net loss	$(2,760,886)	$(121,988)
Net loss per weighted average common share	$(0.06)	$(0.00)

	As of September 30
	2008	2007
BALANCE SHEET DATA
Total assets	$7,197,448	$7,021,428
Total liabilities	$3,501,302	$12,274,786
Stockholders' equity (deficit)	$3,696,146	$(5,253,358)

REVENUES

	For the six months ended September 30,		Increase/(Decrease)
	2008	2007	$	%
Revenues	$126,888	$824,851	$(697,963)	(84.6)%

During the six months ended September 30, 2008, royalty revenue associated with the Company's water treatment technology accounted for 71% of its total revenues. This revenues related solely to the treatment and purification of approximately 450,000 barrels of waste water at the Yates plant. The Company recorded $36,469 in sales of OC Energy Drink products during the six months presented. During the six months ended September 30, 2007, the Company’s primary source of revenues was sales of its water treatment technology, which accounting for $678,208 of total revenue. The decrease in water treatment sales was due to one of the Company’s current customers (Black Diamond Energy) request that the construction of its plant be delayed until it could obtain additional funding. In addition, the Company shut down the Yates plant after its first initial operation to make adjustments and modifications deemed necessary to reduce unexpected amounts of residual waste produced in the outflow pond during the filtration of the waste water. The decrease in energy drink revenues was due to a lack of sales at OC Energy resulting from its inability to market the product or obtain any contracts to place its products with retailers.

GROSS PROFIT (LOSS)

	For the six months ended September 30,		Increase/(Decrease)
	2008	2007	$	%
Gross profit (loss)	$(339,480)	$72,596	$(412,076)	(568)%

During the quarter ended September 30, 2008, gross profit (loss) associated with the Company's water treatment technology was $(342,861) and the gross profit from OC Energy Drink products was $3,381. During the quarter ended September 30, 2008, the Company was unable to operate the plant at full capacity. Included in its cost of sales were labor costs and depreciation expense of approximately $433,280.  The lower profit level from the OC Energy drink line was the result of costs associated with eliminating the existing line, its related inventory, and re-launching the reformulated energy shot. The gross profit from the Company’s results for the six months ended September 30, 2007 was primarily the result from deferred revenue recorded on the Black Diamond project and profitable sales of its OC Energy Drink products.

TOTAL OPERATING EXPENSES

	For the six months ended September 30,		Increase/(Decrease)
	2008	2007	$	%
Total Operating Expenses	$2,273,824	$2,680,047	$(406,223)	(15)%

Total operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, legal expense, information systems expense, and product marketing and sales expense. The decrease in total operating expenses in the six months ended September 30, 2008 as compared to the six months ended September 30, 2007 was primarily the result of a decrease in stock-based compensation..

OTHER INCOME (EXPENSE)

	For the six months ended September 30,		Increase/(Decrease)
	2008	2007	$	%
Other Income (Expense)	$(147,582)	$2,466,878	$(2,614,460)	(106)%

The decrease in other income during the six months ended September 30, 2008 as compared to the six months ended September 30, 2007 resulted primarily from reduced interest expense for notes converted to stock in 2007, a reduction in the change in the fair value of common stock issued in connection with convertible notes in 2007and a reduction in the change in fair value of derivative liabilities in 2007.

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

The Company’s principal sources of liquidity consist of cash and cash equivalents, cash generated from product sales and construction contracts, and the issuance of equity and/or debt securities. In addition to funding operations, the Company’s principal short-term and long-term liquidity needs have been, and are expected to be, the debt service requirements of its notes payable, capital expenditures and general corporate expense expenses. In addition, as its sales and operations continue to increase, the Company anticipates significant increases in purchases of equipment for the construction of plants utilizing the CFS Technology. As of September 30, 2008, the Company had cash and cash equivalents of $18,572, accounts payable of $1,224,634, accrued liabilities of $998,585 and notes payable outstanding of $1,110,193.

The Company believes that cash expected to be generated from the issuance of debt and equity securities will be sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements through December 31, 2008. The Company will need to continue a focused program of capital expenditures to effectuate its CFS Technology project constructions and OC Energy drink production capacity expansion. In order to fund capital expenditures or increase working capital above the current plan, or complete any acquisitions, the Company may seek to obtain additional debt or equity financing. It may also need to obtain additional debt or equity financing if it experiences downturns or cyclical fluctuations in its business that are more severe or longer than anticipated, or if the Company fails to achieve anticipated revenue, experiences significant increases in the costs associated with products sales, or if it engages in additional strategic transactions. The Company cannot provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations.

In addition, if needed the Company would potentially sell it’s only existing water treatment plant and move to a more royalty based revenue stream to generate cash to continue operations. There can be no assurance that the revenue from the sale of the plant will be sufficient for the Company to achieve profitability in its operations.

For the six month period ended September 30, 2008, the Company funded operations primarily through sales of its common stock to investors in the amount of $399,000.

OPERATING ACTIVITIES

Operating cash flows used during the six months ended September 30, 2008, amounted to $375,155. The primary use of operating cash was to pay consultants and salaries and wages. This was the result of a net loss of $2,760,886 offset by non-cash and non-operating items (depreciation, amortization of intangible assets, stock-based compensation and interest expense from the amortization of debt discounts) totaling $1,460,034 and net changes in current assets and liabilities of $925,697.

INVESTING ACTIVITIES

Investing cash flows used during the six months ended September 30, 2008, amounted to ($17,592) used primarily for minor capitalized costs and deposits.

FINANCING ACTIVITIES

Financing cash flows during the six months ended September 30, 2008, amounted to $399,000 and consisted entirely of, sales of its common stock to investors.

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

In connection with the adoption of SFAS 123R, we estimate the fair value of our share-based compensation utilizing the Black-Scholes pricing model. The fair value of the options granted is amortized as compensation expense on a straight line basis over the requisite service period of the award, which is generally the vesting period. The fair value calculations involve significant judgments, assumptions, estimates and complexities that impact the amount of compensation expense to be recorded in current and future periods. The factors include: (1) the time period our stock-based compensation awards are expected to remain outstanding based upon the average of the original award period and the remaining vesting period in accordance with SEC Staff Accounting Bulletin 107 simplified method. Our Company's stock trading history has been relatively short (since January 2005). Our expected term assumption for awards issued was five years. As additional evidence develops from our stock's trading history, the expected term assumption will be refined to capture the relevant trends. (2) The future volatility of our stock has been estimated based upon our entire trading history from inception to the reporting date. (3) A dividend yield of zero has been assumed for awards issued during the quarter ended September 30, 2008 based upon our actual past experience and the fact that we do not anticipate paying a dividend on our shares in the near future. (4) We have based our risk-free interest rate assumption for awards issued during the quarter September 30, 2008 based upon the weighted-average yield of 5.25% available on US Treasury debt instruments with an equivalent expected term. (5) Forfeiture rates for awards issued during these periods have not yet been estimated as the Company has only recently issued share based awards and no forfeiture data has been available to the Company as a result.

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

As required by SEC Rule 13a-15 or Rule 15d-15, our Chief Executive and Principal Accounting Officers carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. In the course of the previous fiscal quarter ended September 30, 2008, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures were not effective in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the Principal Accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Based on the foregoing evaluation, the Company has concluded that there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On June 11, 2008, the Company and Grant King was served a lawsuit from one of its note holders claiming that the Company defaulted on repayment on a note payable in the amount of $350,000 plus interest at 8%. The complaint asks for payment of these amounts plus damages. On August 12, 2008 the parties agreed to stipulated order whereby Grant King was dismissed from the lawsuit and the Company was granted a 90 day extension to respond to the complaint (until November 10, 2008) and in exchange the Company paid $49,530 which represents the interest due on the note through July 18, 2008. On November 19, 2008, the parties agreed to a stipulated order whereby and the Company was granted a 60 day extension to for the court's hearing on Plaintiff's motion for default judgment and Defendant's answer (until January 21, 2009) and in exchange the Company paid approximately $11,000 which represents the interest due on the note through November 10, 2008, the Plaintiffs waived any right to recovery of legal fees incurred in this litigation through November 10, 2008, and the Defendant agreed to Plaintiff's conversion of their existing warrant to purchase 350,000 shares of the Defendant's common stock with a waiver of the existing purchase price of $0.20 per share. No amounts for damages have been accrued in the accompanying consolidated financial statement other than the note payable and accrued interest (see Note 9).

On July 11, 2008, the Company received notice that Claude's Welding Service, Inc., one of the Company's vendors, filed a lien against the Company's water treatment plant for past due amounts due to the vendor. On September 4, 2008, the plaintiff filed a lawsuit against the Company and its division Catalyx Fluid Solutions in the District Court of the Fourth Judicial District in the State of Wyoming, County of Johnson, CV-2008-0102, for payment of $140,310. The Company is planning to answer the complaint and counterclaim for damages.

As of September 30, 2008, the Company has included $136,691 is included in accounts payable, although the Company is disputing such amount in the lawsuit.

Other than the foregoing, the Company is not aware of any material litigation, either pending or threatened.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2008, the Company raised investor money through an offering of stock and warrants. The terms of this offering are a sale of common stock for $0.30 per share with the investor additionally receiving a warrant to purchase one share of common stock at $0.40 for every dollar invested. During the quarter, the Company raised $394,000 in this offering from 16 accredited investors, and, therefore, has incurred the obligation to issue 1,313,333 shares of common stock and warrants to purchase 394,000 shares of common stock. The securities were sold to the investors in reliance on Section 4(2) under the Securities Act of 1933, as amended. During the six months ended September 30, 2008, the Company received proceeds of $217,483 for the purchase of 1,499,888 shares of preferred stock. As of September 30, 2008, the Company has recorded the proceeds received as a liability as the proper preferred stock designations have not been filed with the State of California. The Company intends to issue this stock once the State of California authorizes the designations.

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

R G Global Lifestyles, Inc.

Signature	Title	Date

/s/ Grant King
Grant King	Chief Executive Officer	November 14, 2008

/s/ Richard Lambright
Richard Lambright	Principal Accounting Officer	November 14, 2008