Form 10-Q
period 2008-12-31
RG GLOBAL LIFESTYLES INC
filed 2009-02-19
CIK 932136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008.

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

Issuer’s telephone number: 949-888-9500

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
Yes ☐   No ☒

As of December 31, 2008, there were 46,597,793 shares of the Registrant’s common stock issued and outstanding.

INDEX

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets –December 31, 2008 and March 31, 2008	3

	Consolidated Statements of Operations
	For the Three and Nine Months ended December 31, 2008 and 2007	4

	Consolidated Statements of Cash Flows
	For the Three and Nine Months ended December 31, 2008 and 2007	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4	Controls and Procedures	25
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 5.	Other Information	26
Item 6.	Exhibits	26

SIGNATURES		27

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RG Global Lifestyles, Inc.
Consolidated Balance Sheets

	As of December 31,	As of March 31,
	2008	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$72,983	$12,319
Accounts receivable	12,653	6,087
Inventory - finished goods	54,482	86,864
Federal income tax refund receivable	-	143,775
Prepaids and other current assets	38,643	-
Total current assets	178,761	249,045

Property and equipment, net	40,319	44,623
Assets held for sale	2,663,822	3,016,261
Intangible assets, net	3,947,239	4,195,645
Other assets	260,134	252,613

Total Assets	$7,090,275	$7,758,187

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,359,067	$954,500
Accrued liabilities	1,061,329	459,273
State income taxes payable	97,890	97,890
Convertible notes payable	447,407	864,074
Notes payable - related party	99,933	102,700
Notes payable	455,500	410,500
Total current liabilities	3,521,126	2,888,937

Accrued liabilities	70,000	70,000
Total liabilities	3,591,126	2,958,937

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized authorized, 46,597,793 and 36,400,410 issued; 45,424,495 and 34,500,410 outstanding at December 31, 2008 and March 31, 2008	45,424	34,501
Common stock to be issued	168,000	2,113,904
Preferred stock to be issued	505,733	-
Additional paid-in capital	36,187,449	32,159,232
Accumulated deficit	(33,407,457)	(29,508,387)
Total stockholders' equity	3,499,149	4,799,250

Total Liabilities and Stockholders' Equity	$7,090,275	$7,758,187

The accompanying notes are an integral part of these financial statements.

RG Global Lifestyles, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31		December 31
	2008	2007	2008	2007

Revenue:
Product related	$11,008	$85,230	$47,477	$231,873
Water treatment related	100,131	59,368	190,550	737,576
Total revenues	111,139	144,598	238,027	969,449

Cost of revenues:
Product related	24,897	53,890	57,985	174,744
Water treatment related	218,516	305,804	651,795	937,205
Total cost of revenue	243,413	359,694	709,780	1,111,949

Gross loss	(132,274)	(215,096)	(471,753)	(142,500)

Expenses:
General and administrative	818,139	1,334,584	2,804,568	3,922,892
Selling and marketing	(6,660)	88,504	40,200	180,243
Project cost	147,396	-	387,930	-
Total expenses	958,875	1,423,088	3,232,698	4,103,135

Operating loss	(1,091,149)	(1,638,184)	(3,704,451)	(4,245,635)

Other income (expense):
Interest income	-	73,885	64	77,494
Interest income (expense) - related party	-	-	-	(25,643)
Interest expense	(39,765)	(183,079)	(193,384)	(2,220,582)
Change in fair value of derivative liabilities	-	244,556	-	4,775,062
Proceeds from Key Man Life Insurance policy	-	3,000,000	-	3,000,000
Other income (expense)	(7,271)	9,769	(1,299)	5,678
Total other income (expense)	(47,036)	3,145,131	(194,619)	5,612,009

Net income (loss) before provision for income taxes	(1,138,185)	1,506,947	(3,899,070)	1,366,374

Provision for income taxes	-	-	-	-

Net income (loss) before minority interest	(1,138,185)	1,506,947	(3,899,070)	1,366,374

Minority interest	-	25,318	-	43,903

Net income (loss)	$(1,138,185)	$1,532,265	$(3,899,070)	$1,410,277

Weighted average number of common shares:
Basic	46,133,879	28,846,155	44,049,773	27,803,297
Diluted	46,133,879	50,079,463	44,049,773	46,121,827

Net income (loss) per share:
Basic	$(0.02)	$0.05	$(0.09)	$0.05
Diluted	$(0.02)	$0.03	$(0.09)	$0.03

The accompanying notes are an integral part of these financial statements.

RG Global Lifestyles, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	December 31
	2008	2007
Cash flows from operating activities:
Net Income (loss)	$(3,899,070)	$1,410,276

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discounts related to beneficial conversion features and warrants	33,333	448,630
Proceeds from ex-officer's life insurance policy	-	(3,000,000)
Change in fair value of derivative liabilities	-	(4,775,062)
Stock issued for services	127,179	-
Fair value of common stock in excess of notes payable converted	67,610	1,656,152
Depreciation and amortization	697,629	262,884
Stock-based compensation	1,049,446	2,080,277
Minority interest in subsidiary	-	(43,903)
Change in operating assets and liabities:
Accounts receivable	(6,566)	(774,079)
Inventory	32,382	170,483
Income tax refund	143,775	-
Prepaid expenses	(38,642)	25,976
Accounts payable	404,566	192,462
Accrued liabilities	502,056	1,001,181
Deferred revenues	-	442,424
Income taxes payable	-	1,681
Net cash used in operating activities	(886,302)	(900,618)

Cash flows from investing activities:
Purchase of fixed assets	-	(35,359)
Construction in progress	-	(1,677,105)
Other assets	-	(17,411)
Net cash used in investing activities	-	(1,729,875)

Cash flows from financing activities:
Proceeds from notes payable	45,000	-
Proceeds from common stock issued for cash	231,000	-
Cash received for common stock to be issued	168,000	2,034,404
Cash received for preferred stock to be issued	505,733	-
Payments on related party notes	(2,767)	-
Proceeds from key man life insurance policy	-	3,000,000
Proceeds from exercise of stock options	-	75,500
Net cash provided by financing activities	946,966	5,109,904

Net increase (decrease) in cash	60,664	2,479,411
Cash - beginning of period	12,319	502,278
Cash - ending of period	$72,983	$2,981,689

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock in settlement of notes payable and accrued interest	$539,594	$331,095
Capitalization of amounts payable to Yates for reimbursement	$100,000	$-
Issuance of common stock for tangible and intangible assets	$-	$474,828
Issuance of OC Energy, Inc.'s interests for tangible and intangible assets	$-	$43,903
Construction in progress recorded in accounts payable	$-	$1,233,230

The accompanying notes are an integral part of these financial statements.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Nature of the Business

RG Global Lifestyles Inc. (the “Company”) has two distinct business segments it operates.  Under the name, Catalyx Fluid Solutions, the Company manufactures plants that utilize its proprietary wastewater treatment technology (“CFS Technology”) based on an ion-exchange process for the treatment and reclamation of wastewater associated with the production of methane in coal bed applications.  Under the name, OC Energy Drinks, Inc., the Company markets a line of energy drinks thru retail chains.

Recently, the Company has changed its strategy from a build to sell manufacturing environment to a royalty based model whereby the Company would license its CFS Technology.  During the third quarter the Company entered into a Memorandum of Understanding for the sale of its only wastewater plant to a third party, see Note 5 for additional information. In addition, the Company is considering discontinuing investing in its energy drink and focus its resources on licensing its CFS Technology. However, there are no formal plans at the moment to discontinue the operations of the energy drink segment and thus the operations have not be reflected as held for sale or discontinued operations. The Company will further consider these options in the fourth quarter of fiscal year 2009.

Note 2 – Basis of Presentation and Significant Accounting Policies

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements and notes thereto of the Company for the year ended March 31, 2008 included in the Company's annual report on Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.  The financial statements for the three and nine months ended December 31, 2008, are not necessarily indicative of the results expected for the full year.

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

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentrations

Customers
During the three and nine months ended December 31, 2008, one customer made up 100% of all revenues of the water treatment segment. The loss of this customer could have a significant impact on the Company’s financial statements.

Inventory

At December 31, 2008, the Company had inventory consisting of chemicals, flavorings, and bottles related to the OC Energy Drink, Inc. segment of the Company. Inventory is valued at cost in the amount of $54,482. Inventory is recorded at lower of cost (first-in, first-out) or net realizable market value.

Impairment of Long-Lived and Purchased Intangible Assets

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 144 (“SFAS 144”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS 144 also requires assets to be disposed or be reported at the lower of the carrying amount or the fair value less costs to sell. During the third quarter, the Company determined that due to the pending sale of its water treatment plant that the estimated expected royalties for the licensing of the Catalytix technology the intangible have not been impaired. The projected royalties included estimated amounts from the current plant and the estimated royalties to be generated by additional plants to be constructed  by the licensor of the technology. The current facts and circumstances are preliminary and are dependent upon the sale of the water treatment plant and related royalties. The Company will reassess the projected cash flows from the assets during the fourth quarter when the final terms of the sale are expected to be identified.

Net Income (Loss) Per Share

Net income (loss) per share is provided in accordance with SFAS No. 128 “Earnings Per Share” (“SFAS 128”). Basic income (loss) per share is computed by dividing income and losses available to common stockholders by the weighted average number of common shares outstanding during the period, after giving effect to dilutive common stock equivalents, such as stock options, warrants and convertible debt. The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive for the three and nine months ended December 31, 2008:

	Three Months Ended December 31, 2008	Nine Months Ended December 31, 2008

Common stock options	-	3,520,215
Common stock warrants	-	4,180,885
Totals	-	7,701,100

The following is a summary of outstanding securities which have been included in the calculation of diluted net income per share for the three and nine months ended December 31, 2007:

	Three Months Ended December 31, 2007	Nine Months Ended December 31, 2007
Basic	28,846,155	27,803,297
Common stock options	3,995,543	2,769,840
Common stock warrants	6,838,312	5,149,237
Secured convertible notes	10,399,453	10,399,453
	21,233,308	18,318,530
Totals	50,079,463	46,121,827

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive for the three and nine months ended December 31, 2007:

	Three Months Ended December 31, 2007	Nine Months Ended December 31, 2007
Common stock options	450,500	200,000
Common stock warrants	4,890,000	4,025,000
Secured convertible notes	-	-
Totals	5,340,500	4,225,000

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company during the quarter ended December 31, 2008, has limited revenues, incurred an operating loss before income taxes of $1,138,185 and used cash from operations of $886,302.  As of December 31, 2008, the Company had a working capital deficit of $3,342,365.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain equity and/or debt financing and ultimately achieving profitable operations from the development of its new business opportunities. During the quarter ended December 31, 2008, the Company funded operations through equity offerings. The Company does not have any commitments or assurances for additional capital. The Company is considering selling the OC Energy segment, however, there are no formal plans at the moment. The Company will further consider this option in the fourth quarter of fiscal year 2009.

On December 8, 2008, the Company entered into a Memorandum of Understanding to sell its only existing water treatment plant to generate cash to continue operations, see Note 5 for additional information. There can be no assurance that the revenue from the sale of the plant and the continuing royalty stream will be sufficient for the Company to achieve profitability in its operations, and it is possible that additional equity or debt financing may be required to continue as a going concern.  Without such additional capital, there is some doubt as to whether the Company will continue as a going concern. The Company estimates the current cash reserves are expected to fund operations through Q4 of fiscal 2009.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities, which might be necessary in the event the Company cannot continue in existence.

Note 4 – Property and Equipment

Property and equipment as of December 31, 2008 and March 31, 2008 consisted of the following:

	December 31, 2008	March 31, 2008
Office equipment, computer software, and furniture and fixtures	$64,174	$57,974
Accumulated depreciation	(23,855)	(13,351)
Total	$40,319	$44,623

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended December 31, 2008 and 2007, the Company recorded depreciation expense of $460,461 and $2,004, respectively.  Included in costs of goods sold for the nine months ended December 31, 2008 was depreciation expense of $452,429.

Note 5 – Assets Held for Sale

On December 8, 2008, the Company entered into a Memorandum of Understanding (“MOU”) to sell its only existing water treatment plant to a third party. Under the current MOU the Company will receive future royalties based on barrels produced and retain a percentage interest in the asset. During the third quarter, the Company determined that under SFAS 144, $2,663,822 of its assets are required to be classified as held for sale.  Under SFAS 144, an asset or disposal group to be disposed of by sale must be recorded at the lower of carrying amount or fair value less cost to sell.  As a result, the Company has reclassified the carrying value of the water treatment plant and related assets of $2,663,822 as Assets Held for Sale on the accompanying balance sheet. In addition, as of the date of the determination the Company stopped depreciating the assets.

The Company determined that the operations of the assets should not be reflected as discontinued operations as the Company is expected to have a continued revenue stream from the assets. To the extent the Company retains a continuing ownership interest in the water treatment plant, the Company will account for the investment under the cost method.

Note 6 – Catalyx Technology

The Company entered into a series of agreements with Catalyx Fluid Solutions, Inc. (“Catalyx”) pursuant to which the Company acquired certain technology, know-how, and patent rights related to water treatment for use in the oil and gas industry.  In addition, per the terms of the acquisition agreement the initial $200,000 paid will be offset against future royalties of $0.01 per barrel of water treated and 5% of equipment sold based on the Catalyx technology.  Royalties earned by Catalyx during the three and nine months ended December 31, 2008 were $5,550 and $10,115, respectively, and were offset against the prepaid royalties.

During the nine months ended December 31, 2008 and 2007, the Company recorded amortization expense of $236,631 and $235,774, respectively.

Note 7 – Certain Balance Sheet Elements

Other Assets

At December 31, 2008 and March 31, 2008, the Company had deposits with various vendors comprised of the following:

	December, 31, 2008	March 31, 2008
Rental deposits	$31,798	$32,557
Deposit future Catalyx royalty	189,885	200,000
Other	38,451	20,056
Totals:	$260,134	$252,613

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued Liabilities

At December 31, 2008 and March 31, 2008, the Company had accrued expenses as follows:

	December, 31, 2008	March 31, 2008
Salaries and wages	$760,900	$239,384
Amounts due to YPC (see Note 11)	100,000	-
Accrued interest	54,590	44,663
Other	145,839	175,226
Totals:	$1,061,329	$459,273

Note 8 – Notes Payable

2007 Notes Payable
On January 12, 2007, the Company entered into a note agreement with an accredited investor for proceeds totaling $350,000.  This note matured on January 12, 2008 and is currently in default as the holder had demanded payment. In connection with the default, the interest rate increased to 11% per annum. As of December 31, 2008, accrued interest recorded in accrued liabilities related to this note was $4,071.  See Note 11 for discussion of a lawsuit filed by holder of the note against the Company and the payment of accrued interest by Company.

$600,000 Promissory Note
In connection with the settlement of the $2,000,000 secured convertible notes in fiscal 2008, the Company issued a $600,000 promissory note with an interest rate of 10%, with payments due in 12 equal $50,000 monthly payments commencing on March 3, 2008. Initially, the Company issued 2,000,000 shares of common stock to an escrow account in which secures the promissory note, during the nine months ended December 31, 2008, the Company issued an additional 2,000,000 shares of common stock to the escrow account. The promissory note can be paid in cash or the Company’s common stock at the election of the Company. If paid in common stock, the common stock will be issued at a equal to $55,000 divided by the lesser of the weighted average price (“VWAP”) over the five days preceding the due date of payment or the day on which the note is transmitted to the escrow agent.  If the VWAP is lower than $0.10 or the there are insufficient shares in escrow the Company cannot settle the monthly obligation in common shares.

Since the $600,000 promissory note does not incur interest the Company recorded a discount of $44,444 to the promissory notes. During the three and nine months ended December 31, 2008, the Company amortized $11,111 and $33,333 respectively, of the discount to interest expense. As of December 31, 2008, the remaining discount was $2,593.

During the nine months ended December 31, 2008, the Company issued 2,726,702 of common stock from the escrow account to satisfy payments for the nine months ending December 31, 2008 totaling $450,000.  As of December 31, 2008, 1,173,298 shares of common stock are held in escrow.

Note Payable to Vendor
On January 29, 2008, the Company the issued a promissory note to a vendor in settlement of $780,500 in accounts payable. The vendor manufactured and installed the Company’s water treatment facility.  The note bears interest at 10% per annum and is secured by the Company’s contract with Yates Petroleum Corporation and the equipment that was manufactured by the vendor.  The note calls for an initial payment of $270,000 due on February 1, 2008 with monthly principal payments of $100,000 due each month until paid off.  The balance due on this note at December 31, 2008 was $410,500 with accrued interest of $39,997.  The Company did not make its July, August or December 2008 payment and is technically in default on this note.  At this time, there is no known action being taken by the vendor to obtain payment on this note.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note Payable
On December 17, 2008, the Company issued a promissory note in connection with the MOU to purchase its water treatment plant.  The funds were used for operations.  The note bears interest at 10% with a default rate of 18% and is to be drawn on in two advances, one for $45,000 and the other for $30,000.  The note matures on March 8, 2009 or if the Company terminates the MOU.  See Note 5 for more disclosure regarding the MOU.  As of December 31, 2008, the Company has not elected to draw the additional $30,000

Note 9 – Stockholders’ Deficit

Common Stock

During the nine months ended December 31, 2008, the Company sold 770,000 shares of common stock to accredited investors at a price of $0.30 per share for total net cash proceeds of $231,000.   As of December 31, 2008, the Company has not issued 560,000 shares of common stock related to subscriptions of $168,000. Thus, the proceeds received are recorded as “common stock to be issued” on the accompanying balance sheet. In addition, for each dollar invested the investor received a warrant to purchase one share of the Company’s common stock at an exercise price of $0.40 per share. The warrants vest immediately and expire in five years. The warrants were valued at $164,628 based upon the Black Scholes valuation model using the following weighted average estimates: 3.34% risk free rate, 303% volatility, an expected life of five years and no dividends.

During the nine months ended December 31, 2008, the Company issued 380,800 shares of common stock for services rendered by consultants and employees. The services related to general corporate duties and equipment purchased for the Yates plant.  The Company valued the shares on the date of issuance as there were no future performance conditions. The shares were valued at $127,179 based on the closing market price of the Company’s common stock on the date of issuance.

During the nine months ended December 31, 2008, the Company issued 2,726,702 shares of common stock for payment on notes payable due to the NIR Group.  The shares were valued at $539,593 based on the closing market price of the Company’s common stock on the date of issuance which resulted in additional interest expense of $89,593.

See Notes 8 for discussion of common stock issuances and other items impacting stockholders’ deficit during the nine month period ending December 31, 2008 and 2007.

Series A Preferred Stock

During the nine months ended December 31, 2008, the Company received proceeds of $505,733 for the purchase of 3,371,554 shares of Series A preferred stock (“Series A”) at $0.15 per share.  As of December 31, 2008, the Company had not issued the required stock and has recorded as preferred stock to be issued on the accompanying balance sheet.

On January 27, 2009, the Company filed an Amended Certificate of Determination with the Secretary of State of the State of California increasing the number of shares of Series A authorized from 300,000 to 5,000,000, no par value. Each Series A share is convertible into six shares of the Company’s common stock one year after issuance. In additions, the Series A has preference over the common stock related to dividends and liquidation. Upon the issuance of 1,000,000 shares of Series A, the Company shall not, either directly or indirectly by amendment, merger, consolidation or otherwise, do any of the following without (in addition to any other vote required by law or the Articles of Incorporation) the written consent or affirmative vote of the holders of at least 75% of the then outstanding shares of Series A, given in writing or by vote at a meeting, consenting or voting (as the case may be) separately as a class.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the event the Company shall at any time after the Series A original issue date and prior to three years from such date, issue additional shares of common stock, without consideration or for a consideration per share less than the applicable Series A conversion price ($0.05/share) in effect immediately prior to such issue, then the Series A conversion price shall be reduced, concurrently with such issue, to the consideration per share received by the Company for such issue or deemed issue of the additional shares of common stock; provided that if such issuance or deemed issuance was without consideration, then the Company shall be deemed to have received an aggregate of $.001 of consideration for all such additional shares of common stock issued or deemed to be issued, and the conversion ratio will be changed accordingly.

Note 10 – Options and Warrants

Options
On May 3, 2006 and December 26, 2006, the Company’s Board of Directors adopted the 2006 and 2007 Incentive and Non-statutory Stock Option Plan (“2006 Plan”) for issuance of stock options to employees and others.  Compensation expense for these plans recorded during the three and nine months ended December 31, 2008 was $285,054 and $1,049,446, respectively.  Compensation expense for these plans recorded during the three and nine months ended December 31, 2007 was $655,042 and $1,431,072, respectively.

The following is a summary of activity of outstanding stock option activity for the nine months ended December 31, 2008:

Number
of Shares
Balance, March 31, 2008	7,903,579
Options granted	300,000
Options exercised	-
Options cancelled or forfeited	(300,000)

Balance, December 31, 2008	7,903,579

Although management believes its estimate regarding the fair value of the services to be reasonable, there can be no assurance that all of the subjective assumptions will remain constant, and therefore the valuation of the services may not be a reliable measure of the fair value of stock compensation or stock based payments for consulting services.

Warrants

Along every dollar received from an investor for the purchase of its common stock, the Company grants the investor a warrant to purchase an additional share of the Company’s common stock.  The warrants, which have an exercise price of $0.40 per share and a vesting period of two to three years, have an expiration date of five years after the date of issuance.  The following is a summary of activity of outstanding common stock warrants for the nine months ended December 31, 2008:

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Number
Of Shares

Balance, March 31, 2008	17,163,344
Warrants granted	394,000
Warrants exercised	(1,606,904)
Balance, December 31, 2008	15,950,440

Note 11 – Commitments and Contingencies

Legal Proceedings

On June 11, 2008, the Company and Grant King was served a lawsuit from one of its note holders claiming that the Company defaulted on repayment on a note payable in the amount of $350,000 plus interest at 8%.  The complaint asks for payment of these amounts plus damages.  On August 12, 2008, the parties agreed to stipulated order whereby Grant King was dismissed from the lawsuit and the Company was granted a 90-day extension to respond to the complaint (until November 10, 2008) in exchange the Company paid $49,530 which represents the interest due on the note through July 18, 2008. On January 30, 2009, the Company paid $8,016 of additional interest on the note, the Company has until February 19, 2009 to satisfy this obligation.  No amounts for damages have been accrued in the accompanying consolidated financial statement other than the note payable and accrued interest.

On July 11, 2008, the Company received notice that one of the Company’s vendors used in the construction of the Company’s water treatment facility filed a lien against the project for past due amounts. On September 4, 2008, the vendor filed a formal lawsuit and the litigation is now in its discovery phase. As of December 31, 2008, the vendor is due $136,691, which is included in accounts payable.

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

YPC is responsible for constructing the inflow pond and will receive a credit from the Company of $50,000 each month for the first three months of operation. In addition, YPC will receive credits on current billings for future repairs and maintenance to the inflow pond of which were incurred but, none were paid during the three and nine month periods ended December 31, 2008 due to concessions made by YPC.  The Company has accrued $100,000 towards this liability as of December 31, 2008 and increased the carrying value of the water treatment plant by the same amount.

Note 12 – Segment Reporting and Concentrations

The Company’s segments consist of the sale of energy drinks and the licensing of water treatment technology.  Currently, the Company operates in a single geographical segment.

The following is a summary of revenues generated by segment for the three months and nine months ended December 31, 2008:

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended December 31, 2008	Nine Months Ended December 31, 2008
Water treatment segment	$100,131	$190,550
OC energy drink segment	11,008	47,477
Total	$111,139	$238,027

During the nine three and nine months ended December 31, 2008 and 2007, one customer accounted for 100% of water treatment revenues.

A summary of operating loss by segment for the three and nine months ended December 31, 2008 is as follows:

	Three Months Ended December 31, 2008	Nine Months Ended December 31, 2008
Water treatment segment	$(265,781)	$(849,174)
OC energy drink segment	(39,724)	(293,329)
Corporate segment	(785,644)	(2,561,948)
Total	$(1,091,149)	$(3,704,451)

A summary of the net assets as of December 31, 2008 related to the Company’s segments, after eliminating all inter-company assets, are as follows:

Water treatment segment	$6,512,072
OC energy drink segment	333,325
Corporate segment	244,878
Total	$7,090,275

A summary of revenues generated by segment for the three and nine months ended December 31, 2007, is as follows:

	Three Months Ended	Nine Months Ended
	December 31, 2007	December 31, 2007

Water treatment segment	$85,230	$231,873
OC energy drink segment	59,368	737,576
Total	$144,598	$969,449

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of operating income or (loss) by segment for the three and nine months ended December 31, 2007, is as follows:

	Three Months Ended	Nine Months Ended
	December 31, 2007	December 31, 2007
Water treatment segment	$(246,436)	$(199,629)
OC energy drink segment	13,096	44,667
Corporate segment	(1,404,844)	(4,090,673)
Total	$(1,638,184)	$(4,245,635)

During the quarter ended December 31, 2007, sales to a single customer were 100% and 44% of total sales for revenues related to water-treatment technology and revenues related to OC energy drink product sales, respectively.

Note 13 – Related Party Transactions

On February 11, 2008, Grant King, Chief Executive Officer, made a payment of $100,000 towards a note from a vendor and recorded it as a loan payable to a related party. On March 4, 2008, the Company repaid Grant King $30,000 against the loan. On March 14, 2008, the Company received an additional $32,700 from Grant King for operating purposes. The loan accrues interest at 11% and is due upon demand.  The total loan outstanding from Grant King as of December 31, 2008 is $99,933 and accrued interest of $10,312.

During the fiscal year ended March 31, 2008, the Company issued a purchase order to Catalyx Fluid Solutions, Inc. (“Catalyx”), for the purchase of resin, at the approximate cost of $756,000, needed for the operation of the Company’s wastewater treatment plant in Wyoming. Catalyx is partially owned by Juzer Jangbarwala, a Company Director and its Chief Technology Officer. In addition, from time to time Catalyx has paid for various costs related to the wastewater treatment plant on behalf of the Company, for which the Company has reimbursed Catalyx.  As of December 31, 2008, amounts due to Catalyx included in accounts payable were $280,000.

In July 2007, the Company entered into a lease agreement with Catalyx Engineering, Inc. (“CEI”), a company that is owned in part by Juzer Jangbarwala, a Company Director and its Chief Technology Officer, to sub-lease approximately 7,000 square feet to serve as its new corporate office in Anaheim, California. The term of the lease is 18 months at a base monthly rent of $7,200.  During the nine months ended December 31, 2008, payments to CEI for rent were $57,600.

The Company utilized CEI for engineering services related to the design and construction of its water treatment plant in Wyoming. The agreement is verbal and provides engineering services at $75 per hour, which represents a 37.5% discount off of normal CEI rates. Total expenses incurred by the Company with CEI during the nine months ended December 31, 2008 were $2,944.  As of December 31, 2008, amounts due to CEI included in accounts payable were $23,803.

In previous periods, the Company utilized Fusion Solutions (“Fusion”) for manufacturing of product and promotional items for it OC Energy drink products. Fusion is partially owned by Mariano Fusco, a former owner and former CEO of the Company’s subsidiary, OC Energy and Albert Guerra, a partial owner of OC Energy.  As of December 31, 2008, amounts due to Fusion included in accounts payable were $99,807.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended December 31, 2008, the Company utilized Glaser Corporation (“Glaser”) for the rental of office space and equipment, as well as for accounting and administrative services for it OC Energy subsidiary. Glaser is owned by Robert Glaser, a partial owner and President of OC Energy.  For the nine months ended December 31, 2008, amounts expensed under this arrangement were $12,378.  As of December 31, 2008, amounts due to Glaser included in accounts payable were $32,201.

Note 14 – Subsequent Event

Subsequent to December 31, 2008, the Company received and additional $110,216 of preferred stock subscriptions.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

	Increased competitive pressures from existing competitors and new entrants;
	Deterioration in general or regional economic conditions;
	Adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

Ability to grow business in OC Energy Drink product lines and CFS wastewater treatment technology, and meet or exceed its return on shareholders’ equity target, which will depend on the Company’s ability to manage its capital needs and the effect of business and/or acquisitions;

	If acquisitions are made, the costs and successful integration of acquisitions;
	Barriers in trade with foreign countries or tariff regulations and other United States and foreign laws;
	Loss of customers or sales weakness;
	Effect of environmental regulations in the field of wastewater treatment associated with coal bed methane mining;
	Inability to achieve future sales levels or other operating results;
	Ability to locate suitable new products for distribution within our business sector, and retain licensing rights to such new products on acceptable terms;
	The continuation of favorable trends, including the drop in affordable potable water globally;
	Outcomes and costs associated with litigation and potential compliance matters;
	Inadequacies in the Company’s internal control over financial reporting, which could result in inaccurate or incomplete financial reporting;
	Dilution to Shareholders from convertible debt or equity financings;
	Loss of key management or other unanticipated personnel changes;
	The unavailability of funds for capital expenditures; and
	Operational inefficiencies in distribution or other systems.

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

CFS is currently pursuing additional opportunities with other energy companies in the US and internationally, for the lease or sale, construction, use and/or support of the CFS Technology.  . The Company is currently in negotiations to sell its Yates plant and shift from a build own and operate strategy to a licensor of its technology.  In addition, the Company plans to focus all of its efforts on earning royalty revenue and finding additional customers who wish to license its technology.

OC ENERGY DRINKS

The Company operates OC Energy Drink, Inc. as a majority owned subsidiary. OC Energy Drink has a line of "OC ENERGY" caffeinated energy drinks and energy shots fashioned for the Orange County lifestyle. Presently there are two Energy Drinks and two Energy Shots. The Energy Drinks consist of a 10-oz energy drink ("KIK-IT") and a 10-oz diet energy drink ("KIK-IT Diet"), The Energy Shots consist of a 2-oz high-powered energy shot ("Insane") and a 2-oz high-powered sugar free, zero calorie, energy shot ("Energy Shot+"). The energy line is low in natural sugar and high in vitamins and minerals, and come in custom-designed bottles.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2008 AND 2007.

The following table summarizes the results of continuing operations and balance sheet amounts of the Company for the periods and dates shown:

	Three Months Ended December 31
INCOME STATEMENT DATA	2008	2007
Revenue	$111,139	$144,598
Gross loss	$(132,274)	$(215,096)
Loss from operations	$(1,091,149)	$(1,638,184)
Net income/(loss)	$(1,138,185)	$1,532,265
Net income/(loss) per weighted average common share	$(0.02)	$.05

	For the quarter ended December 31		Increase/(Decrease)
REVENUES	2008	2007	$	%
Revenues	$111,139	$144,598	$(33,459)	(23)%

During the quarter ended December 31, 2008, revenue associated with the Company's water treatment revenue accounted for 90% of its total revenues. During the quarter ended December 31, 2007, the 41% and 59% of the Company’s revenues was sales of its water treatment royalties and energy drink sales respectively.  The decrease in energy drink sales as compared to the same period in 2007 was resulted from the Company concentrating all of its efforts on the Yates plant and to negotiating the sale of the plant, while continuing to make adjustments to the operation of the plant. The decrease in energy drink revenues was due to a lack of sales at OC Energy resulting from its inability to market the product or obtain any contracts to place its products with retailers.
	For the quarter ended December 31		Increase/(Decrease)
GROSS LOSS	2008	2007	$	%
Gross loss	$(132,274)	$(215,096)	$(82,822)	(38	) %

During the quarter ended December 31, 2008, gross (loss) associated with the Company's water treatment technology was $(118,385) and the gross (loss) from OC Energy Drink products was ($13,889).  The resulting loss during the quarter ended December 31, 2008, the Company was due primarily to its inability to operate the plant at full capacity because of the excessive amounts of waste water produced by the plant in the outflow pond.  Included in its cost of sales were labor costs and depreciation expense of approximately $218,516.  The gross loss from its OC Energy Drink products was due to the Company selling some of its inventory at cost before it would need to be destroyed as most of it was past its shelf life.

	For the quarter ended December 31		Increase/(Decrease)
TOTAL OPERATING EXPENSES	2008	2007	$	%
Total Operating Expenses	$958,875	$1,423,088	$(464,213)	(33	) %

Total operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, legal expense, information systems expense, and product marketing and sales expense.  The decrease in total operating expenses in the quarter ended December 31, 2008 as compared to the quarter ended December 31, 2007 was primarily the result of a decrease in stock-based compensation.

	For the quarter ended December 31		Increase/(Decrease)
OTHER INCOME (EXPENSE)	2008	2007	$	%
Other Income (Expense)	$(47,036)	$3,145,131	$(3,192,167)	(101	) %

The decrease in other income during the quarter ended December 31, 2008 as compared to the quarter ended December 31, 2007 resulted primarily from reduced interest expense for notes converted to stock in 2007, a reduction in the change in the fair value of common stock issued in connection with convertible notes in 2007, a reduction in the change in fair value of derivative liabilities in 2007 and proceeds of an insurance policy on the founders life that was collected after his death .

RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIOD ENDED DECEMBER  31, 2008 AND 2007.

The following table summarizes the results of continuing operations and balance sheet amounts of the Company for the periods and dates shown:

	Nine Months Ended December 31
INCOME STATEMENT DATA	2008	2007
Revenue	$238,027	$969.449
Gross loss	$(471,753)	$(142,500)
Loss from operations	$(3,704,451)	$(4,245,635)
Net (loss)/income	$(3,899,070)	$1,366,374
Net loss per weighted average common share	$(0.09)	$0.05

	As of December 31
BALANCE SHEET DATA	2008	2007
Total assets	$7,090,275	$7,758,187
Total liabilities	$3,591,126	$2,958,937
Stockholders' equity	$3,499,149	$4,799,250

	For the nine months ended December 31			Increase/(Decrease)
REVENUES	2008	2007	$	%
Revenues	$238,027	$969,449	$(731,442)	(75)%

During the nine months ended December 31, 2008, royalty revenue associated with the Company's water treatment technology accounted for 80% of its total revenues.  These revenues related solely to the treatment and purification of approximately 1,012,000 barrels of waste water at the Yates plant.  The Company recorded $47,477 in sales of OC Energy Drink products during the nine months presented.  During the nine months ended December 31, 2007, the Company’s primary source of revenues was sales of its water treatment technology, which accounting for $737,576 of total revenue.  The decrease in water treatment sales was due to one of the Company’s current customers (Black Diamond Energy) request that the construction of its plant be delayed until it could obtain additional funding.  In addition, the Company shut down the Yates plant after its first initial operation to make adjustments and modifications deemed necessary to reduce unexpected amounts of residual waste produced in the outflow pond during the filtration of the waste water. The decrease in energy drink revenues was due to a lack of sales at OC Energy resulting from its inability to market the product or obtain any contracts to place its products with retailers.
	For the nine months ended December 31			Increase/(Decrease)
GROSS LOSS	2008	2007	$	%
Gross loss	$(471,753)	$(142,500)	$(329,253)	(231	) %

During the nine months ended December 31, 2008, gross (loss) associated with the Company's water treatment technology was $(461,245) and the gross loss from OC Energy Drink products was $(10,508).  During the nine ended December 31, 2008, the Company was unable to operate the plant at full capacity.  Included in its cost of sales were labor costs and depreciation expense of approximately $651,795.  The gross loss from its OC Energy Drink products was due to the Company selling some of its inventory at cost before it would need to be destroyed due to it being past its shelf life. The gross profit from the Company’s results for the nine months ended December 31, 2007 was primarily the result from deferred revenue recorded on the Black Diamond project and profitable sales of its OC Energy Drink products.
	For the nine months ended December 31			Increase/(Decrease)
TOTAL OPERATING EXPENSES	2008	2007	$	%
Total Operating Expenses	$3,232,698	$4,103,135	$(870,437)	(21)%

Total operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, legal expense, information systems expense, and product marketing and sales expense.  The decrease in total operating expenses in the nine months ended December 31, 2008 as compared to the nine months ended December 31, 2007 was primarily the result of a decrease in stock-based compensation.
	For the nine months ended December 31			Increase/(Decrease)
OTHER INCOME (EXPENSE)	2008	2007	$	%
Other Income (Expense)	$(194,619)	$5,612,009	$(5,806,628)	(103	) %

The decrease in other income during the nine months ended December 31, 2008 as compared to the nine months ended December 31, 2007 resulted primarily from reduced interest expense for notes converted to stock in 2007, a reduction in the change in the fair value of common stock issued in connection with convertible notes in 2007and a reduction in the change in fair value of derivative liabilities in 2007.

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

The Company’s principal sources of liquidity consist of cash and cash equivalents, cash generated from product sales and construction contracts, and the issuance of equity and/or debt securities. In addition to funding operations, the Company’s principal short-term and long-term liquidity needs have been, and are expected to be, the debt service requirements of its notes payable, capital expenditures and general corporate expense expenses.  As of December 31, 2008, the Company had cash and cash equivalents of $72,983, accounts payable of $1,359,067, accrued liabilities of $1,061,329 and notes payable outstanding of $1,002,840.

The Company believes that cash expected to be generated from the issuance of debt and equity securities will be sufficient to fund its operations and other financing requirements through March 31, 2009. The Company is currently in negotiations to sell its Yates plant and shift from a build to own strategy to a licensee of its technology.  In addition, the Company is currently reviewing the infeasibility of its energy drink company and has been focusing almost all of its efforts on earning royalty revenue and finding additional customers who wish to license its technology.  In order to continue its operations until the plant is sold or other licensees are found, the Company may seek to obtain additional debt or equity financing.  It may also need to obtain additional debt or equity financing if it experiences downturns or cyclical fluctuations in its business that are more severe or longer than anticipated, or if the Company fails to achieve anticipated revenue, experiences significant increases in the costs associated with products sales, or if it engages in additional strategic transactions.  The Company cannot provide assurance that such financing will be available to it on favorable terms, or at all.  If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations.  There can be no assurance that the revenue from the sale of the plant will be sufficient for the Company to achieve profitability in its operations.

For the nine month period ended December 31, 2008, the Company funded operations primarily through sales of its common and preferred stock to investors in the amount of $904,733 and from a tax refund received of $143,775.

OPERATING ACTIVITIES

Operating cash flows used during the nine months ended December 31, 2008, amounted to $886,302.  The primary use of operating cash was to pay consultants and salaries and wages.  This was the result of a net loss of $3,899,070 offset by non-cash and non-operating items (depreciation, amortization of intangible assets, stock-based compensation and interest expense from the amortization of debt discounts) totaling $1,975,197 and net changes in current assets and liabilities of $1,037,571.

INVESTING ACTIVITIES

There were no cash flows used for investing during the nine months ended December 31, 2008

FINANCING ACTIVITIES

Financing cash flows during the nine months ended December 31, 2008, amounted to $946,966 and consisted of, sales of its preferred stock to investors of $505,733, sales of commons stock totaling $399,000, a $45,000 loan from a third party interested in purchasing the Yates plant and a payment on a shareholder note of  $2,767.

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

In connection with the adoption of SFAS 123R, we estimate the fair value of our share-based compensation utilizing the Black-Scholes pricing model. The fair value of the options granted is amortized as compensation expense on a straight line basis over the requisite service period of the award, which is generally the vesting period. The fair value calculations involve significant judgments, assumptions, estimates and complexities that impact the amount of compensation expense to be recorded in current and future periods. The factors include: (1) the time period our stock-based compensation awards are expected to remain outstanding based upon the average of the original award period and the remaining vesting period in accordance with SEC Staff Accounting Bulletin 107 simplified method. Our Company's stock trading history has been relatively short (since January 2005). Our expected term assumption for awards issued was five years. As additional evidence develops from our stock's trading history, the expected term assumption will be refined to capture the relevant trends. (2) The future volatility of our stock has been estimated based upon our entire trading history from inception to the reporting date. (3) A dividend yield of zero has been assumed for awards issued during the quarter ended December 31, 2008 based upon our actual past experience and the fact that we do not anticipate paying a dividend on our shares in the near future. (4) We have based our risk-free interest rate assumption for awards issued during the quarter December 31, 2008 based upon the weighted-average yield of 5.25% available on US Treasury debt instruments with an equivalent expected term. (5) Forfeiture rates for awards issued during these periods have not yet been estimated as the Company has only recently issued share based awards and no forfeiture data has been available to the Company as a result.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2008, the FASB issued FASB Staff Position 142-3, Determination of the Useful Lives of Intangible Assets (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB No. 142,  Goodwill and Other Intangible Assets . The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years. The Company does not expect the adoption of FSP 142-3 to have a material effect on its results of operations, financial position and cash flows.

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

Based on the foregoing evaluation, the Company has concluded that there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On June 11, 2008, the Company and Grant King was served a lawsuit from one of its note holders claiming that the Company defaulted on repayment on a note payable in the amount of $350,000 plus interest at 8%.  The complaint asks for payment of these amounts plus damages.  On August 12, 2008 the parties agreed to stipulated order whereby Grant King was dismissed from the lawsuit and the Company was granted a 90 day extension to respond to the complaint (until November 10, 2008) and in exchange the Company paid $49,530 which represents the interest due on the note through July 18, 2008.  On January 30, 2009, the Company paid $8,016 of additional interest on the note, the Company has until February 19, 2009 to satisfy this obligation.  No amounts for damages have been accrued in the accompanying consolidated financial statement other than the note payable and accrued interest (see Note 11).

On July 11, 2008, the Company received notice that one of the Company’s vendors filed a lien against the Company’s water treatment plant for past due amounts due to the vendor. On September 4, 2008, the vendor filed a formal lawsuit and the litigation is now in its discovery phase. As of December 31, 2008, the vendor is due $136,691, which is included in accounts payable.

Other than the foregoing, the Company is not aware of any litigation, either pending or threatened.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2008, the Company raised investor money through a private sale of Series A preferred stock. The Company raised $505,733 from sales of Series A preferred stock and incurred an obligation to issue 3,371,554 of such preferred stock. These securities were sold to the investors in reliance on Section 4(2) under the Securities Act of 1933, as amended.

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

R G Global Lifestyles, Inc.

Signature	Title	Date

Grant King	Chief Executive Officer	February 17, 2009

Richard Lambright	Principal Accounting Officer	February 17, 2009