Form 10-K
period 2009-03-31
RG GLOBAL LIFESTYLES INC
filed 2009-07-31
CIK 932136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended MARCH 31, 2009

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

Common Stock $.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2009 was approximately $7,984,507.

The number of shares outstanding of the issuer’s Common Stock as of June 30, 2009 was 79,845,077.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Form 10-K, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe", "anticipate", "expect" and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially. Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

The safe harbors of forward-looking statements provided by Section 21E of the Securities Exchange Act of 1934 are unavailable to issuers of penny stock. Our shares may be considered penny stock and such safe harbors set forth under the Private Securities Litigation Reform Act of 1995 may not be available to us.

As used in this Form 10-K, unless the context requires otherwise, "we", "us" or the "Company" means RG Global Lifestyles, Inc. and its divisions and subsidiaries.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Company History

RG Global Lifestyles, Inc. (the “Company”), was originally incorporated in California on July 12, 1985 as International Beauty Supply Ltd. The name of the corporation was changed on May 28, 1993 to L.L. Knickerbocker Co., Inc., and thereafter on January 9, 2003 to the present name, RG Global Lifestyles, Inc. The common stock of the Company trades on the over-the counter Bulletin Board (“OTC Bulletin Board”), under the symbol “RGBL.”

Company Business

RG Global is a full service water and wastewater treatment engineering and construction company headquartered in Southern California. Services include innovative technologies; water and wastewater engineering; construction and construction management; start-up, operation and maintenance services; and equipment manufacturing for industrial and municipal sectors. Areas of expertise include water treatment and distribution; wastewater collection, treatment, and disposal/reclamation associated with coal-bed mining (CBM) and other energy producing industries, including petroleum. RG Global has several proprietary technologies in this space, and currently its primary technology is branded DynIX™, which is an ion based processes that can be paired with best in class technology to provide significant economic savings, through the reduction of waste.

Past Company History and Businesses

Prior to its current business in wastewater treatment in the energy arena, the and since its inception, the Company, under prior management teams, was involved in several businesses and engaged in various consumer, retail and commercial ventures, which ultimately proved unsuccessful. The Company underwent Chapter 11 bankruptcy commencing on August 15, 2002, and was discharged from the bankruptcy on September 6, 2002. The Company had ceased filing reports with the Securities and Exchange Commission in 2001 and became delinquent in its filing obligations after its September 30, 2001 quarterly report.  Subsequent to its discharge from bankruptcy,  in July of 2004, the Company began the business of nutraceutical production and sales, whereby it entered into an Agreement and Plan of Reorganization, (the “Plan of Reorganization”) with among Amerikal International Holding, Inc. (“AIH”) and its shareholders.   The Company continued as the surviving entity in the reverse merger, and held AIH as a wholly owned subsidiary (“Amerikal”).  On October 1, 2005, the Company abandoned the business of nutraceuticals and distributed its wholly-owned subsidiary Amerikal to a group of founding AIH shareholders in exchange for approximately 7,500,000 million shares of Common Stock of the Company.

Prior to the distribution of Amerikal, in October 2004, the Company formed Aquair as a wholly-owned subsidiary and California corporation. At the time, the Company formed Aquair to change expand the company’s businesses and engage in the distribution of environmentally friendly water generating equipment that creates purified drinking water from air for residential and commercial uses, distribute anti-microbial and anti-scaling technology worldwide, and to pursue other water-related technologies and opportunities. The Company has suspended the operations of Aquair and is no longer actively in this business.

In late 2006, the Company commenced operations in the bottled energy drink and oxygenated water industry as OC Energy Drinks, as a division of the Company (“OC Energy”), and later transferred operations to a majority owned subsidiary of the Company.  The Company has discontinued investing in its energy drink line in order to focus its resources on the development and licensing its DynIX™ Technology. Thus, the OC Energy operations are reflected as discontinued operations.

RG Global, a division of RGBL

In February 2007, with the technology it purchased from Catalyx Fluid Solutions, Inc., the Company commenced operations in the water reclamation industry specifically associated with coal-bed mining as Catalyx Fluid Solutions, a division of RGBL. In May 2008, the company began to market its services beyond that of CBM gas into other areas of Waste Water Treatment. In April 2009, the Company returned focus to its primary image “RG Global” and stopped using the division Catalyx Fluid Solutions.  As a result of the numerous advances and changes to its Wyoming Facility, RG Global ceased marketing under the trade name CFS and choose DynIX™ to more clearly represent this advanced proprietary process. DynIX™ is an ion based processes that can be paired with best in class technology to provide significant economic savings, through the reduction of waste.

Business of Issuer

OVERVIEW

DynIX™ TECHNOLOGY

The Company, under the name RG Global, manufactures plants that utilize its proprietary (DynIX™)  wastewater treatment technology, based on an ion-exchange process for the treatment and reclamation of wastewater. The DynIX™ Technology removes sodium and other pollutants from wastewater allowing it to be returned to the environment within local, state and federal environmental compliance regulations. The successful removal of the treated wastewater in turn allows energy companies to harvest and sell methane, gas and oil associated with such fields. The Company receives a royalty from the customer for every barrel of water treated and purified.

In April of 2008, RG Global constructed and successfully tested its first plant in Wyoming in connection with an agreement with Yates Petroleum, Inc. This agreement is structured on a “build, own and operate” economic model whereby RG Global provides a “turnkey” plant to Yates Petroleum and charges a royalty per barrel of cleaned wastewater. The Company receives a fixed royalty for every barrel of waste water treated and purified and maintains ownership of the equipment under a five year contract.  After unsuccessfully attempting to negotiate a higher royalty rate, the Company decided to shut the plant down until a buyer could be found.  Subsequent to this, Yates Petroleum, Inc. cancelled its agreement with the Company.

Recently, the Company has changed its strategy from solely a build to sell manufacturing environment to include a royalty based model whereby the Company would license its DynIX™ Technology to achieve royalty income.  During the third quarter the Company entered into a Memorandum of Understanding (“MOU”) for the sale of its only wastewater plant to a third party.  The Company was unable to complete the sale and the MOU was cancelled in April 2009.

OC ENERGY DRINKS

The Company is discontinuing investing in its energy drink in order to focus its resources on the development and licensing its DynIX™ Technology. Thus, the operations are reflected as discontinued operations.

Principal Products and Services, and Distribution Methods

RG Global

RG Global is a full service water and wastewater treatment engineering and construction company headquartered in Southern California. Services include innovative technologies; water and wastewater engineering; construction and construction management; start-up, operation and maintenance services; and equipment manufacturing for industrial and municipal sectors. Areas of expertise include water treatment and distribution; wastewater collection, treatment, and disposal/reclamation. Its multi-disciplinary team includes professional and licensed engineers and scientists with extensive experience in current engineering, environmental, and construction technologies.

Status of Publicly Announced New Products and Services

None.

Competition

RG Global

DynIX™Technology currently has direct competition from AMF Cuno, Ionics, GE Water, Water Factory, Harmon Systems International, EMIT Water Discharge Technology, and Universal Systems.

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

Principal Suppliers

RG Global

RG Global contracts with a third parties to supply the appropriate resins for use in its DynIX™ Technology systems as well as it Best in Class technologies.

Dependence on One or a Few Major Customers

For the fiscal year ended March 31. 2009, 100% of water treatment revenues were generated from one customer. The loss of this customer would have a significant impact on the Company’s financial statements.

Intellectual Property

As part of the Technology Transfer Agreement effective January 2007 between the Company and Catalyx Fluid Solutions, Inc., the Company purchased the wastewater technology protected by US patent 6776913 and proprietary know how which is expected to form the basis for further patents filings based on the fundamentals in the issued patent.

Government Approval

RG Global

The plant in Wyoming using DynIX™ Technology (currently the only location contracted for) requires a permit issued by the Wyoming Department of Environment Services (WYPDES permits) that regulate and allow the clean water discharge into the environment.

Cost and Effects of Compliance with Environmental Laws and Regulations

RG Global

The DynIX™ Technology for plants in Wyoming (currently the only location contracted for) requires permits issued by the Wyoming Department of Environment Services (WYPDES permits) that regulate and allow the clean water discharge into the environment. The effect of this compliance is that Wyoming issues only a certain number of the WYPDES permits until a technology is proven by their standards, which may limit our initial sales. Additionally, if Wyoming increases its thresholds for effluent limits, the DynIX™ Technology may become more expensive and therefore, less cost effective for methane production.

Employees

As of March 31, 2009, the Company employed five full time employees and no part time employees. The Company retains consultants on an as needed basis, including its principal accounting officer.

ITEM 2. DESCRIPTION OF PROPERTY

The Company rents office space of approximately 1,100 square feet of office space in Upland, California for $2,063 per month. In 2008, the Company constructed and is operating a water treatment facility in Gillette, Wyoming.

ITEM 3. LEGAL PROCEEDINGS

On June 11, 2008, the Company and Grant King was served a lawsuit from one of its note holders claiming that the Company defaulted on repayment on a note payable in the amount of $350,000 plus interest at 8%.  The complaint asks for payment of these amounts plus damages.  On August 12, 2008, the parties agreed to stipulated order whereby Grant King was dismissed from the lawsuit and the Company was granted a 90-day extension to respond to the complaint (until November 10, 2008) in exchange the Company paid $49,530 which represents the interest due on the note through July 18, 2008. On January 30, 2009, the Company paid $8,016 of additional interest on the note making it then current, and entered into a stipulation whereby the Company had until February 19, 2009 to satisfy this entire note obligation.  The Company failed to do so and on April 1, 2009 a judgment was entered against it.  No amounts for damages have been accrued in the accompanying consolidated financial statement other than the note payable and accrued interest.

On July 11, 2008, the Company received notice that one of the Company’s vendors filed a lien against the Company’s water treatment plant for past due amounts due to the vendor. As of March 31, 2009 and 2008, the vendor was due $140,310, which is included in accounts payable.  The company has disputed this lien and lawsuit has been filed by the vendor.  The lawsuit is currently in the discovery phase with a trial date set for early in 2010.  No amounts for damages have been accrued in the accompanying consolidated financial statement other than the accounts payable as the lawsuit is currently in the discovery stage.

On July 17, 2009, the Company received notice that one of the Company’s vendors filed a lien against the Company’s water treatment plant for past due amounts due to the vendor for hauling waste water.  The disputed amount totaled approximately $145,000, which is included in accounts payable.  No additional amounts for damages have been accrued in the accompanying consolidated financial statement as the Company cannot reasonably estimate the damages, if any, due to the recentness of the issue.

Other than the foregoing lawsuits, the Company is not aware of any litigation, either pending or threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 27, 2009, the Company held its annual shareholder meeting.  As disclosed on Schedule 14C, a majority of the Company’s shareholders acted by written consent to elect four directors to the board and ratified the appointment of its independent auditors for the fiscal year ended March 31, 2010.

Additionally, at the annual shareholder meeting a proposal was voted on and passed by a majority of shareholders to increase the Company’s authorized common stock to 200,000,000 shares.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock trades on the OTC Bulletin Board under the symbol “RGBL.” The following tables set forth the high and low bid information for the Common Stock for each quarter within the last two fiscal years:

QUARTERLY COMMON STOCK PRICE RANGES

Quarter Ended	High	Low

June 30, 2007	$1.68	$0.60
September 30, 2007	$1.32	$0.39
December 31, 2007	$0.70	$0.38
March 31, 2008	$0.85	$0.36
June 30, 2008	$0.50	$0.16
September 30, 2008	$0.21	$0.08
December 31, 2008	$0.19	$0.06
March 31, 2009	$0.12	$0.05

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

There were approximately 201 holders of record of the Company’s Common Stock as of June 30, 2009.

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

The 2006 Plan has a total of 10,000,000 shares reserved for issuance, and the 2007 Plan has a total of 6,000,000 shares reserved for issuance.

As of the end of the fiscal year ended March 31, 2009, we have issued the following stock options under the Plans:

Equity Compensation Plan Information

Plan category	Number of securities remaining to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)

Equity compensation plans approved by security holders: 2006 Plan	3,990,955	$0.15	2,429,973

Equity compensation plans approved by security holders: 2007 Plan	3,527,300	$0.13	2,372,700

Equity compensation not pursuant to a plan	100,000	$0.20	-

Total	7,618,255	$0.14	4,802,673

Recent Sales of Unregistered Securities

During the fiscal year ended March 31, 2009, the Company raised investor money through a private sale of unregistered common stock and common stock warrants (“Offering”). The terms of this Offering are a sale of common stock for $0.30 per share with the investor additionally receiving a warrant to purchase one share of common stock at $0.40 for every dollar invested. As of March 31, 2009, the Company raised an aggregate of $1,026,840 in this Offering from 24 accredited investors, and, therefore, issued 3,258,333 shares of common stock and warrants to purchase 977,500 shares of common stock. The shares sold and the shares underlying the warrants have standard piggyback registration rights. The securities were offered and sold to the accredited investors in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) and Section 4(6) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D adopted thereunder.

During the fiscal year ended March 31, 2009, the Company raised investor money through a private sale of unregistered Series A preferred stock (“Series A Offering”). The terms of this Series A Offering are a sale of Series A preferred stock for $0.15 per share, each convertible into six shares of common stock.  As of March 31, 2009, the Company raised an aggregate of $569,000 for 3,637,493 shares of preferred stock in this Series A Offering from 36 accredited investors.  These investors immediately converted their Series A preferred shares into 21,824,958 of common stock.  The securities were offered and sold to the accredited investors in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) and Section 4(6) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D adopted thereunder.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Fiscal Year Ended March 31, 2009 and March 31, 2008.

The following discussion compares results of continuing operations of the Company only during the periods described.

	2009	2008
Income Statement Data
Revenue	$391,905	$737,576
Gross loss	(254,412)	(129,379)
Loss from continuing operations	(9,829,555)	(6,465,321)
Loss from discontinued operations	(732,843)	(918,610)
Net loss	(11,004,321)	(3,844,562)
Net loss per weighted average common shares – continuing operations	(0.22)	(0.10)
Net loss per weighted average common shares – discontinued operations	(0.02)	(0.03)
Balance Sheet Data
Total assets	1,238,925	7,758,187
Total liabilities	4,081,501	2,958,937
Stockholders' equity (deficit)	$(2,842,576)	$4,799,250

Revenues

			Increase/(decrease)
For the fiscal year ended March 31	2009	2008	$	%

Revenues	$391,905	$737,576	$(345,671)	(47%	)

Revenue decreased by $345,671 primarily due to a decrease in water treatment revenue as compared to the prior year. 100% of the Company’s sales are from water treatment revenues from a construction contract signed in fiscal year 2007 for which most of the work was done in fiscal 2008. Of this revenue, 100% was earned from on single customer. In addition, the Company shut down the Yates plant after its first initial operation to make adjustments and modifications deemed necessary to reduce unexpected amounts of residual waste produced in the outflow pond during the filtration of the waste water.  In the first quarter of fiscal 2009, the Company made the decision to stop production at the Wyoming plant. The original cost calculations were based on percentage of byproducts and their associated disposal charges. Renegotiations to get our pricing in line with current market prices have been ineffective and thus the contract has been terminated. Currently we are exploring options to relocate the plant to an area where higher processing fees and lower disposal fees are available, or sell it to another operator.  RGBL is pursuing  both of these options.

Gross Profit (Loss)

			Increase/(decrease)
For the fiscal year ended March 31	2009	2008	$	%

Gross Loss	$(254,412)	$(129,379)	$125,033	97%

The resulting loss during the year ended March 31, 2009, was due primarily to higher than expected byproducts and their associated disposal charges, compared to those figures originally relied upon.  Included in its cost of sales was depreciation expense of approximately $603,252.

Total Operating Expenses

			Increase/(decrease)
For the fiscal year ended March 31	2009	2008	$	%

Total Operating Expenses	$(9,575,143)	$(6,335,942)	$(3,239,201)	(51%	)

Total operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, legal expense, information systems expense, and product marketing and sales expense.  The decrease in total operating expenses in the year ended March 31, 2009, as compared to the year ended March 31, 2008 was primarily the result of a decrease in stock-based compensation. In addition, expenses of $5,082,120 were recorded as loss on impairment of Assets held for sales and intangibles.  This is due to the Company’s unsuccessful attempts to market its water treatment technology or to sell its existing treatment plant. In the first quarter of fiscal 2009, the Company made the decision to stop production at the Wyoming plant. The original cost calculations were based on percentage of byproducts and their associated disposal charges. Renegotiations to get our pricing in line with current market prices have been ineffective and thus the contract has been terminated. Currently we are exploring options to relocate the plant to an area where higher processing fees and lower disposal fees are available, or sell it to another operator.  RGBL is pursuing  both of these options.

Other Income (Expense)

			Increase/(decrease)
For the fiscal year ended March 31	2009	2008	$	%

Other Income (Expense)	$(441,923)	$3,539,369	$(3,981,292)	(112%	)

The decrease in other income during the year ended March 31, 2009, as compared to the year ended March 31, 2008 resulted primarily from reduced interest expense for notes converted to stock in 2008, a reduction in the change in the fair value of common stock issued in connection with convertible notes in 2008, a reduction in the change in fair value of derivative liabilities in 2007 and proceeds of an insurance policy on the founders life that was collected after his death.

Loss from discontinued operations

			Increase/(decrease)
For the fiscal year ended March 31	2009	2008	$	%

Loss from discontinued operations	$(732,843)	$(918,610)	$(185,767)	(20%	)

The decrease in loss from discontinued operations was attributed to Company changing its focus to its water treatment segment due to the decrease in energy drink revenues at OC Energy resulting from its inability to market the product or obtain any contracts to place its products with retailers. The Company also sold its OC Energy Drink products at cost before it would need to be destroyed due to it being past its shelf life.

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

The Company’s principal sources of liquidity consist of cash and cash equivalents, cash generated from product sales and construction contracts, and the issuance of equity and/or debt securities. In addition to funding operations, the Company’s principal short-term and long-term liquidity needs have been, and are expected to be, the debt service requirements of its notes payable, capital expenditures and general corporate expense expenses. In addition, as its sales and operations continue to increase, the Company anticipates significant increases in purchases of equipment for the construction of plants utilizing the DynIX™ Technology. As of March 31, 2009, the Company had cash and cash equivalents of $3,007, and liabilities outstanding of $4,081,501.

The Company believes that its existing sources of liquidity, along with cash expected to be generated from product sales and construction contracts and cash generated from the issuance of debt and equity securities, will be sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements through Q2 of fiscal 2010. The Company will need to continue a focused program of capital expenditures to effectuate its DynIX™ Technology project constructions. In order to fund capital expenditures or increase working capital above the current plan, or complete any acquisitions, the Company may seek to obtain additional debt or equity financing. It may also need to obtain additional debt or equity financing if it experiences downturns or cyclical fluctuations in its business that are more severe or longer than anticipated, or if the Company fails to achieve anticipated revenue, experiences significant increases in the costs associated with products sales, or if it engages in additional strategic transactions. However, the Company cannot provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations.

For the fiscal year ended March 31, 2009, the Company funded operations primarily through proceeds from sales of its Series A preferred and common stock to investors in the amount of $795,072 and note proceeds of $215,697.

OPERATING ACTIVITIES

Operating cash flows used during the fiscal year ended March 31, 2009, amounted to $938,007. This resulted from the Company’s net loss of $11,004,321 offset by non-cash and non-operating items (depreciation, amortization of intangible assets, stock-based compensation, fair value of common stock issued in excess of subscription price, non-cash interest expense including the amortization of debt discounts, proceeds from a key man life insurance payment, loss on impairment of assets held for sales and intangibles and the change in the fair value of derivative instruments) totaling $8,134,500.

FINANCING ACTIVITIES

Financing cash flows during the fiscal year ended March 31, 2009, amounted to $929,103, and consisted primarily of sales of its common and preferred stock to investors in the amount of $795,072, loans of $215,697, offset by note payments of $81,666

CRITICAL ACCOUNTING POLICIES

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

In connection with the adoption of SFAS 123R, we estimate the fair value of our share-based compensation utilizing the Black-Scholes pricing model. The fair value of the options granted is amortized as compensation expense on a straight line basis over the requisite service period of the award, which is generally the vesting period. The fair value calculations involve significant judgments, assumptions, estimates and complexities that impact the amount of compensation expense to be recorded in current and future periods. The factors include: (1) The time period our stock-based compensation awards are expected to remain outstanding based upon the average of the original award period and the remaining vesting period in accordance with SEC Staff Accounting Bulletin 107 simplified method. Our Company's stock trading history has been relatively short (since January 2005). Our expected term assumption for awards issued during the years ended March 31, 2009 and 2008 was five years. As additional evidence develops from our stock's trading history, the expected term assumption will be refined to capture the relevant trends. (2) The future volatility of our stock has been estimated based upon our entire trading history from inception to the reporting date. (3) A dividend yield of zero has been assumed for awards issued during the years ended March 31, 2009 and 2008 based upon our actual past experience and the fact that we do not anticipate paying a dividend on our shares in the near future. (4) We have based our risk-free interest rate assumption for awards issued during the years ended March 31, 2009 and 2008 based upon the weighted-average yield of 1.57% and 5.25%, respectively, available on US Treasury debt instruments with an equivalent expected term. (5) Forfeiture rates for awards issued during these periods have not yet been estimated as the Company has only recently issued share based awards and no forfeiture data has been available to the Company as a result.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). The provisions of FAS 157 define fair value, establish a framework for measuring fair value in generally accepted accounting principles, and expand disclosures about fair value measurements. In February 2008, the FASB issued FSP FAS 157-2 which delayed the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially deferred the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The adoption of the remaining provisions of FAS 157 previously deferred by FSP FAS 157-2 did not have a material impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces FAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations. SFAS No. 141(R) is effective for fiscal years  beginning after 15 December  2008.  The adoption of SFAS No. 141(R) is not expected to have an impact on the Company's results of operation and financial condition.

In April 2008, the FASB issued Emerging Issues Task Force ("EITF") 07-05, "Determining  whether  an  Instrument (or  Embedded Feature) Is Indexed to an Entity's Own Stock". EITF 07-5 applies to any freestanding financial instruments or embedded features that have the  characteristics of a derivative, as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and to any freestanding financial instruments that are potentially settled in an entity's own common stock.  EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the impact of EITF 07-5 will have on its financial position, results of operations or cash flows.

In April 2008, the Financial Accounting Standards Board (FASB") issued FASB Staff  Position (“FSP") Statement of Financial Accounting Standards ("SFAS") 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP SFAS 142-3").  FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS  142").  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations", and other U.S. generally accepted accounting principles ("GAAP").  FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  Early adoption is prohibited.  The Company is currently reviewing the effect,  if any, the proposed  guidance will have on its financial statements.

In May 2008, the FASB issued Statement  No. 162,  "The Hierarchy of Generally Accepted Accounting Principles"  ("SFAS 162"). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants("AICPA") Statement on Auditing Standards ("SAS") No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SAS 69 has been  criticized  because it is  directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting  accounting  principles for financial statements  that are  presented in conformity with GAAP.  SFAS 162 is effective November 15, 2008 and is only effective for nongovernmental entities; therefore, the GAAP  hierarchy  will  remain in SAS 69 for state and local governmental entities and federal governmental entities. The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS 165, "Subsequent Events", ("SFAS 165"), which establishes general  standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statement are issued or available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial  statements' and the disclosures that an entity should make about events or  transactions that occurred after the balance sheet  date.  It is effective for interim and annual periods ending after June 15, 2009. The Company is currently reviewing the effect,  if any; the proposed guidance will have on its financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 8. FINANCIAL STATEMENTS

The financial statements required to be filed pursuant to this Item 8 begin on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended March 31, 2009. We believe that internal control over financial reporting is not effective. We have identified the following current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations:

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Our most recent assessment resulted in reaffirming the material weaknesses noted above.

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

ITEM 9B. OTHER INFORMATION

On March 27, 2009, a majority of the Company’s shareholders voted to increase the Company’s authorized common stock to 200,000,000 shares at its annual shareholder meeting.  On July 27, 2009, the Company filed an amended and restated articles of incorporation reflecting this increase with the Secretary of State of California.  The amended and restated articles of incorporation also increases the authorized number of Series A preferred shares to 10 million pursuant to resolution of the Company’s board of directors.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Board of Directors

The Company's Board of Directors currently consists of three (3) authorized directors. The following sets forth certain information about each of the directors:

GRANT KING, 56, DIRECTOR SINCE 2004, AND CHIEF EXECUTIVE OFFICER. Mr. King has served as General Manager and Managing Director of two major manufacturing and export companies in Bangkok, Thailand since 1990. From September 1996 to September 2000, Mr. King served as President of various wholly-owned subsidiaries of the Company's predecessor, L.L. Knickerbocker Co., Inc. and between October 2000 and June 2004, Mr. King was managing his own business interests overseas. From 1997 to July 2003, he also served as president and CEO of L.L. Knickerbocker (Thai) Co. Ltd. in Thailand.

STEVE RITCHIE, 66, retired Brig. Gen. USA, DIRECTOR SINCE 2005. Gen. Ritchie became an advisory board member to the Company in August 2005 and subsequently became a Director in October 2005. Prior to joining the Company in these positions, Mr. Ritchie had a career in the US Air Force, culminating with the rank of Brigadier General.

DAVID KOONTZ, 65, DIRECTOR SINCE 2005. Mr. Koontz has been Chief Financial Officer for WLG Inc. since August, 2005. From July 15, 2003 to August 6, 2005, he was the Chief Financial Officer of the O2Diesel, Corp, a publicly traded company on the American Stock Exchange. Mr. Koontz has served as a Director of O2Diesel Corp. from July 15, 2003, to July 14, 2008, . From the period January 2000 to September 2002 to Mr. Koontz worked as an independent business consultant, mostly for businesses located in Asia. Mr. Koontz began his business career as a CPA and became a partner with Arthur Andersen & Co. He practiced in the firm's offices in Los Angeles, Hong Kong, Singapore and Tokyo.

Executive Officers and Significant Employees and Consultants

In addition to Mr. King, whose biographical information is set forth above, the following are the Company’s significant officers, employees and consultants:

RICHARD LAMBRIGHT, 49, CONTROLLER AND PRINCIPAL ACCOUNTING OFFICER, holds a Bachelor of Science from California State Fullerton and is a Certified Public Accountant.  Since 2004, Mr. Lambright has been president of 180 Business Solutions, Inc., an accounting and consulting firm. Prior to 2004, Mr. Lambright was Chief Financial Officer of Auto and Truck Glass LLC. Mr. Lambright serves as a consultant and not as an employee of the Company.

BOB GLASER, 55, VP OPERATIONS SINCE 2008.  Mr. Glaser has over 35 years of manufacturing expertise including electrical and mechanical design, engineering, and building machinery from inception to completion. His skills include, machinery design, managing large workforces, detail oriented planning, forecasting, and creating short and long term company goals. Dealing with difficult issues is one of his best assets and he is known for being a problem solver. His ability to utilize Lean, Supply Stream Manufacturing and Six Sigma Processes in the evaluation of projects is essential to minimizing costs and instrumental in vendor negotiations. He has received many awards from major manufacturers for consistent quality in manufacturing and his relentless pursuit of excellence.

KEITH  MORLOCK, 35 VP BUSINESS DEVELPOEMENT SINCE 2008 AND CORPORATE SECRETARY. Mr. Morlock has extensive history in GMP, writing SOP’s and over 14 years of dealing with regulatory agencies including the EPA and the FDA. Much of this background was achieved while he managed several large Cosmetic and Pharmaceutical manufacturing companies. This included overseeing water treatment plants as they are critical in pharmaceutical manufacturing. In addition his expertise includes researching, analyzing, and monitoring financial, technological, and demographic factors to capitalize on market opportunities and minimize competitive activity. He has developed and executed comprehensive marketing plans, both short and long range, to support the sales and revenue objectives of organizations.

In addition, during the fiscal year ended March 31, 2009, Juzer Jangbarwala served as Director and Chief Technology Officer for the Company.  Mr. Jangbarwala resigned both positions as of April 17, 2009.

Family Relationships

There are no family relationships among our directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, for the past five years, no director or officer of the Company has been involved in any of the following: (1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Adverse Proceedings

There exists no material proceeding to which any director or officer is a party adverse to the Company small business issuer or has a material interest adverse to the Company.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the following reports required to be filed with respect to transactions in our Common Stock during the fiscal year ended March 31, 2007 were untimely:

•	Juzer Jangbarwala Form 4 for the acquisition of a stock option grant on February 23, 2009, was not filed.

•	Steve Ritchie Form 4 for the acquisition of a stock option grant on February 23, 2009, was filed late.

•	David Koontz Form 4 for the acquisition of a stock option grant on February 23, 2009, was not filed.

•	Joe Murray Form 4 for the acquisition of a stock option grant on February 23, 2009, was not filed.

•	Grant King Form 4 for the acquisition of a stock option grant on February 23, 2009, was filed late.

•	Grant King Form 4 for the exercise of 1,328,000 stock options on March 10, 2009 was filed late.

•	Grant King Form 4 for the exercise of 996,000 stock options on April 21, 2009 was filed late.

Code of Ethics

The Company has adopted a code of ethics that is applicable to our directors and officers. Our code of ethics is posted on our website and can be accessed at WWW.RGGLIFE.COM.

Nominating and Compensation Committees

The Board of Directors does not have a standing nominating committee, compensation committee or any committees performing similar functions. As there are only three Directors serving on the Board, it is the view of the Board that all Directors should participate in the process for the nomination and review of potential Director candidates and for the review of the Company's executive pay practices. It is the view of the Board that the participation of all Directors in the duties of nominating and compensation committees ensures not only as comprehensive as possible a review of Director candidates and executive compensation, but also that the views of independent, employee, and shareholder Directors are considered.

The Board does not have any formal policy regarding the consideration of director candidates recommended by shareholders; any recommendation would be considered on an individual basis. The Board believes this is appropriate due to the lack of such recommendations made in the past, and its ability to consider the establishment of such a policy in the event of an increase of such recommendations. The Board welcomes properly submitted recommendations from shareholders and would evaluate shareholder nominees in the same manner that it evaluates a candidate recommended by other means. Shareholders may submit candidate recommendations by mail to RG GLOBAL LIFESTYLES, INC. 2345 W Foothill, Suite 7, Upland, CA 92807. With respect to the evaluation of director nominee candidates, the Board has no formal requirements or minimum standards for the individuals that it nominates. Rather, the Board considers each candidate on his or her own merits. However, in evaluating candidates, there are a number of factors that the Board generally views as relevant and is likely to consider, including the candidate’s professional experience, his or her understanding of the business issues affecting the Company, his or her experience in facing issues generally of the level of sophistication that the Company faces, and his or her integrity and reputation. With respect to the identification of nominee candidates, the Board has not developed a formalized process. Instead, its members and the Company’s senior management have recommended candidates whom they are aware of personally or by reputation.

Board Meetings and Annual Meeting Attendance

The Board of Directors met two times the fiscal year ended March 31, 2009.  Additionally, the Board acted two times by unanimous written consent in lieu of a meeting during this period.

The Board of Directors encourages attendance by our directors at the Annual Meeting of Shareholders, two of our four directors attended the 2008 annual meeting; Mr. Koontz and Mr. Ritchie did not attend.

Audit Committee

The Company's Board of Directors currently has one member - independent Director David Koontz - serving on its Audit Committee. The Board has determined that Mr. Koontz qualifies as its audit committee financial expert for purposes of the SEC rules.

The Company’s Audit Committee held one meeting during the fiscal year ended March 31, 2009. The function of the Audit Committee, as detailed in the Audit Committee Charter, is to provide assistance to the Board in fulfilling its responsibility to the shareholders, potential shareholders, and investment community relating to corporate accounting, management practices, reporting practices, and the quality and integrity of the financial reports of the Company. In so doing, it is the responsibility of the Audit Committee to maintain free and open means of communication between the directors, the independent auditors and Company management.

Among the policies and procedures adopted by the Audit Committee is the requirement that the Audit Committee is charged with the responsibility for investigation, contact, and negotiation with the independent auditor regarding audit and related fees incurred during the fiscal year.  In accordance with the requirements of paragraph (c) (7) (i) of Rule 2-01 of Reg S-X, the Committee made all necessary contact, inquiry, and recommendations, in order to to approve all (100%) of the independent auditing fees, audit-related fees, tax fees, and all other fees , in advance, for the conduct of the audit for the fiscal year ended March 31, 2009.  None of the hours related to the Company's independent auditor's work for the fiscal year ended March 31, 2009 was attributable to work performed by persons other than the auditor's full-time, permanent employees.  No part of the pre-approval policies and procedures for the foregoing specified services has been delegated to management.

Pursuant to the Sarbanes-Oxley Act of 2002, the Company's Board of Directors has adopted a written charter for the Audit Committee, which established operating guidelines for the Audit Committee.  A copy of the charter is attached as Appendix A to the Company's Definitive Proxy Statement filed September 20, 2005.

Report of the Audit Committee

The Audit Committee has reviewed and discussed the audited financial statements for fiscal years ended March  31, 2009 and 2008 with the Company’s management.

The Audit Committee has discussed with the Company’s independent auditors the matters required to be discussed by the Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1, AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T.

The Audit Committee has received the written disclosures and the letter from the Company’s independent accountants required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees), 2 as adopted by the Public Company Accounting Oversight Board in Rule 3600T, and has discussed with the independent accountant the independent accountant’s independence.

Based on the such review and discussions, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the company’s annual report on Form 10-K for the last fiscal year for filing with the SEC.

Respectfully submitted,

David Koontz

The preceding Report of the Audit Committee will be filed with the records of the Company.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation of our Executive Officers for the fiscal years ending on March 31, 2009 and 2008.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Grant King	2008/09	$					$12,000					$12,000
CEO and Director RGBL	2007/08	$					$6,000					$6,000

Richard Lambright	2008/09		$58,228				$7,904					$7,904
Principal Financial Officer	2007/08		$20,315			$					$

Juzer Jangbarwala	2008/09		$220,000				$12,000					$12,000
CTO and Director (1)	2007/08		$258,076				$6,000					$6,000

(1)           Juzer Jangbarwala served as Director and Chief Technology Officer for the Company.  Mr. Jangbarwala resigned both positions as of April 17, 2009.

DIRECTOR COMPENSATION

The following table sets forth the compensation of our directors for the fiscal years ending on March 31, 2009 and 2008 (if not addressed in the Executive Officer Compensation table above).

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steve Ritchie			$12,000				$12,000
David Koontz			$12,000				$12,000

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Grant King	3,288,000			$0.06	Various dates thru 2013

Richard Lambright	300,000			$0.06	2014	168,000	$16,800

Juzer Jangbarwala	1,012,500			$0.06	2009	200,000	$20,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth the current common stock ownership of (i) each person known by the Company to be the beneficial owner of five percent (5%) or more of the Company's common based upon approximately 79,845,077 shares outstanding as of March 31,  2009, (ii) each officer and director of the Company individually, and (iii) all officers and directors of the Company as a group. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and/or warrants held by that person that are currently exercisable, as appropriate, or will become exercisable within sixty (60) days of the reporting date are deemed outstanding, even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial. The address of each owner who is an officer or director is in care of the Company at 2345 W Foothill, Suite 7, Upland, CA 92807.

TITLE OF	NUMBER OF		PERCENT OF
CLASS	SHARES	NOTE	CLASS	NAME OF BENEFICIAL OWNER
Common
Common	6,454,272	(1)	8.1%	Knickerbocker Estate
Common	2,707,105	(2)	3.39%	Grant King, CEO and Director
Common	354,446	(2)	*	Steve Ritchie, Director
Common	131,737	(2)	*	Richard Lambright, Controller
Common	254,167	(2)	*	David Koontz, Director

All officers and directors as a group (6 persons)

(1)	This figure includes 2,154,274 shares issuable to the estate of Mr. Knickerbocker pursuant to options and warrants to purchase shares of our common stock.
(2)	Shares issuable pursuant to options to purchase shares of our common stock vested as of June 30, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal years ended March 31, 2009 and 2008, the Company had the following related party transactions.

During the fiscal year ended March 31, 2005, the Company entered into an agreement with a company wholly owned by the former Chief Executive Officer of the Company for the subleasing of office space and administrative support services. The agreement was month to month and cancelled during fiscal 2008. During the year ended March 31, 2008, payments to this former related party for these services were $9,175.

On February 11, 2008, Grant King, Chief Executive Officer, made a payment of $100,000 towards a note from a vendor and recorded it as a loan payable to a related party. During the year ended March 31, 2009 and 2008, the Company received additional proceeds of $20,697 and $32,700 from Grant King for operating purposes, respectively. The loan accrues interest at 11% and is due upon demand.  During the years ended March 31, 2009 and 2008, the Company paid $48,965 and $30,000 toward the note payable, respectively. In addition, during the year ended March 31, 2009 the principal balance of the note was reduced by $36,500 through the issuance of 243,333 shares of Series A. Upon issuance, the Company determined that the fair value of the Series A based on the fair value of the common stock equivalent was $116,800. In addition, the Series A was converted into 1,460,000 share of common stock on the date of issuance. The excess of $80,300 between the liability satisfied and the fair value was expense to general and administrative expenses on the accompanying statement of operations. The total loan outstanding from Grant King as of March 31, 2009 and 2008 was $5,233 and $102,700

During the fiscal year ended March 31, 2009, the Company issued 333,333 shares of Series A to Grant and Mark King in satisfaction of $50,000 in accrued salaries. Upon issuance, the Company determined that the fair value of the Series A based on the fair value of the common stock equivalent was $160,000. In addition, the Series A was converted into 2,000,000 shares of common stock on the date of issuance. The excess of $110,000 between the liability satisfied and the fair value was expense to general and administrative expenses on the accompanying statement of operations. In addition, during the fiscal year ended March 31, 2009, the individuals applied $79,680 of the liability toward the exercise price of 1,328,000 options at $0.06 per share.  As of March 31, 2009 and 2008, amounts payable to the individuals included in accrued liabilities were $176,320 and $65,340 respectively. Subsequent to March 31, 2009, the individuals exercised 1,276,000 options and reduced the amounts payable to them by an additional $73,560 through applying the required exercise price of $0.06 to the liability.

During the fiscal year ended March 31, 2008, the Company issued a purchase order to Catalyx Fluid Solutions, Inc. (“Catalyx”), for the purchase of resin, at the approximate cost of $756,000, needed for the operation of the Company’s wastewater treatment plant in Wyoming. Catalyx is partially owned by Juzer Jangbarwala, a Company Director and its Chief Technology Officer. In addition, from time to time Catalyx has paid for various costs related to the wastewater treatment plant on behalf of the Company, for which the Company has reimbursed Catalyx.  As of March 31, 2009 and 2008, amounts due to Catalyx included in accounts payable were $280,000.

In July 2007, the Company entered into a lease agreement with Catalyx Engineering, Inc. (“CEI”), a company that is owned in part by Juzer Jangbarwala, a Company Director and its Chief Technology Officer, to sub-lease approximately 7,000 square feet to serve as its new corporate office in Anaheim, California. The term of the lease is 18 months at a base monthly rent of $7,200.  During the years ended March 31, 2009 and 2008 payments to CEI for rent were $79,200 and $64,800, respectively. As of March 31, 2009, the Company has included $7,200 in accounts payable for rental payments due to CEI. In February 2009, the Company vacated the premises at the end of the lease term.

The Company utilized CEI for engineering services related to the design and construction of its water treatment plant in Wyoming. The agreement is verbal and provides engineering services at $75 per hour, which represents a 37.5% discount off of normal CEI rates. Total expenses incurred by the Company with CEI during the year ended March 31, 2009 and 2008 were $2,944 and $118,157, respectively.  As of March 31, 2009 and 2008, amounts due to CEI included in accounts payable were $23,803 and $24,354, respectively.

In previous periods, the Company utilized Fusion Solutions (“Fusion”) for manufacturing of product and promotional items for it OC Energy drink products. Fusion is partially owned by Mariano Fusco, a former owner and former CEO of the Company’s subsidiary, OC Energy and Albert Guerra, a partial owner of OC Energy.  As of March 31, 2009 and 2008, amounts due to Fusion included in accounts payable were $99,807.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Detail of fees paid to dbbmckennon:

a.	Audit Fees: Aggregate fees billed for professional services rendered for the audit of our annual financial statements for the period ended March 31, 2009, were approximately $35,000.

b.	Audit-Related Fees: Fees billed for audit-related services were $0 for the fiscal year ended March 31, 2009.

c.	Tax Fees. Fees billed for tax services were $0 for the fiscal year ended March 31, 2009.

Detail of fees paid to McKennon Wilson & Morgan LLP:

a.
Audit Fees:  Aggregate fees billed for professional services rendered for the audit of our annual financial statements for the period ended March 31, 2009 and 2008, were approximately $2,500 and $45,000, respectively.

b.
Audit-Related Fees:  Fees billed for audit-related services were approximately $36,000 and $35,000 for the fiscal years ended March 31, 2009 and 2008, respectively. These fees were primarily for reviews of quarterly un-audited financial statements.

c.	Tax Fees. Fees billed for tax services were $0 and $0 for the fiscal years ended March 31, 2009 and 2008, respectively.

ITEM 15. Exhibits and Financial  Statement Schedules

See Exhibit Index below.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

R G GLOBAL LIFESTYLES, INC.

Dated: July 31, 2009	/s/ Grant King
By: Grant King,
Chief Executive Officer,

Dated: July 31, 2009	/s/ Richard Lambright
By: Richard Lambright
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Grant King	Director	July 31, 2009
Grant King

/s/ David Koontz	Director	July 31, 2009
David Koontz

/s/ Steve Ritchie	Director	July 31, 2009
Steve Ritchie

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation.

21.1	Subsidiaries

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Grant King

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Richard Lambright

32.1	Certification Pursuant to 18 U.S.C. section 1350 of Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. section 1350 of Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
RG Global Lifestyles, Inc.

We have audited the accompanying consolidated balance sheet of RG Global Lifestyles, Inc. and its subsidiaries (the "Company") as of March 31, 2009, and the related statements of operations, stockholders' equity (deficit), and cash flows the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of March 31, 2009. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RG Global Lifestyles, Inc. and subsidiaries as of March 31, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 of the consolidated financial statements, the Company has incurred losses, has used cash in operating activities and has a significant working-capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ dbbmckennon
Newport Beach, California
July 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
RG Global Lifestyles, Inc.

We have audited the accompanying consolidated balance sheet of RG Global Lifestyles, Inc. and its subsidiaries (the "Company") as of March 31, 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of March 31, 2008. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RG Global Lifestyles, Inc. and subsidiaries as of March 31, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ McKennon Wilson & Morgan LLP
Irvine, California
July 15, 2008

RG GLOBAL LIFESTYLES, INC.
CONSOLIDATED BALANCE SHEETS
As of March 31,

	2009	2008

Assets
Current assets:
Cash and cash equivalents	$3,007	$11,230
Accounts receivable	673	673
Inventory - finished goods	-	-
Federal income tax refund receivable	-	143,775
Prepaids and other current assets	-	-
Current assets of discontinued operations	2,565	93,367
Total current assets	6,245	249,045

Property and equipment, net	30,515	35,055
Assets held for sale	424,351	3,016,261
Intangible assets, net	576,042	3,985,012
Other assets	198,678	228,962
Assets of discontinued operations	3,094	243,852

Total Assets	$1,238,925	$7,758,187

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$1,038,100	$803,902
Accrued salaries and wages and consulting fees	1,082,488	120,751
Accrued liabilities	694,360	215,662
State income taxes payable	95,732	97,890
Convertible notes payable	500,000	864,074
Notes payable - related party	5,233	102,700
Notes payable	455,500	410,500
Current liabilities of discontinued operations	210,088	273,458
Total current liabilities	4,081,501	2,888,937

Accrued liabilities – Long Term	-	70,000
Total liabilities	4,081,501	2,958,937

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding; as of March 31, 2009 5,000,000 shares of Series A preferred stock have been designated with none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 79,845,076 and 36,400,410 issued; 76,368,211 and 34,500,410 outstanding, respectively	76,369	34,501
Common stock to be issued	-	2,113,904
Additional paid-in capital	37,593,763	32,159,232
Accumulated deficit	(40,512,708)	(29,508,387)
Total stockholders' equity (deficit)	(2,842,576)	4,799,250

Total Liabilities and Stockholders' Equity (Deficit)	$1,238,925	$7,758,187

The accompanying notes are an integral part of these financial statements.

RG GLOBAL LIFESTYLES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	March 31
	2009	2008
Revenue:
Water treatment related	$391,905	$737,576
Total revenues	391,905	737,576

Cost of revenues:
Water treatment related	646,317	866,955
Total cost of revenue	646,317	866,955

Gross loss	(254,412)	(129,379)

General and administrative, including stock-based compensation of $1,323,239 and $2,713,753 in 2009 and 2008, respectively	3,308,636	5,739,874
Selling and marketing	1,720	35,875
Loss on impairment of held for sale assets and intangibles	5,082,120	-
Project costs	1,182,667	560,193
Total expenses	9,575,143	6,335,942

Operating loss	(9,829,555)	(6,465,321)

Other income (expense):
Interest income	142	77,494
Interest expense - related party	(8,340)	(25,643)
Interest expense	(323,104)	(559,849)
Change in fair value of derivative liabilities	-	3,403,673
Proceeds from Key Man life insurance policy	-	3,000,000

Fair value of common stock issued in excess of notes notes payable satisfied	(109,265)	(1,675,852)
Loss on settlement on notes payable	-	(672,589)
Other income (expense)	(1,356)	(7,865)
Total other income (expense)	(441,923)	3,539,369

Net loss from continuing operations	(10,271,478)	(2,925,952)

Net loss from discontinued operations, net of tax benefit of $0	(732,843)	(918,610)

Net loss	$(11,004,321)	$(3,844,562)

Weighted average number of common shares:
Basic and diluted	47,282,237	28,994,987

Net loss per share:
Basic and diluted – continuing operations	$(0.22)	$(0.10)
Basic and diluted – discontinued operations	$(0.02)	$(0.03)

The accompanying notes are an integral part of these financial statements.

RG GLOBAL LIFESTYLES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

	Series A Preferred Stock		Common Stock		Additional Paid-in	Common stock to be	Retained Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Issued	(Deficit)	(Deficit)
Balance, March 31, 2007	$-	$-	26,022,592	$26,023	$16,470,286	$-	$(25,663,825)	$(9,167,516)

Common stock to be issued for cash	-	-	-	-	-	2,113,904	-	2,113,904
Common stock issued for cash	-	-	3,258,333	3,259	914,241	-	-	917,500
Common stock issued for payment of NIR note payable	-	-	100,000	100	55,900	-	-	56,000
Common stock issued for services	-	-	953,667	954	605,021	-	-	605,975
Conversions of notes payable into common stock	-	-	2,373,241	2,373	2,271,313	-	-	2,273,686
Exercises of stock options and warrants	-	-	1,137,642	1,137	154,180	-	-	155,317
Fair value of stock issued to acquire OC Energy intangible assets	-	-	654,935	655	474,173	-	-	474,828
Derivitive liabilities reclassed to equity	-	-	-	-	8,500,365	-	-	8,500,365
Fair value of warrants issued to consultants for services	-	-	-	-	155,666	-	-	155,666
Stock based compensation	-	-	-	-	2,558,087	-	-	2,558,087
Net loss	-	-	-	-	-	-	(3,844,562)	(3,844,562)
Balance, March 31, 2008	-	-	34,500,410	34,501	32,159,232	2,113,904	(29,508,387)	4,799,250

Series A preferred stock issued for cash	576,667	577	-	-	276,223	-	-	276,800
Series A preferred stock issued for services	4,006,160	4,006	-	-	564,994	-	-	569,000
Common stock issued for cash	-	-	6,209,676	6,210	1,851,695	(1,631,833)	-	226,072
Conversion of Series A preferred stock into common stock	(4,582,827)	(4,583)	27,496,962	27,497	(22,914)	-	-	-
Common stock issued for payment of NIR note payable	-	-	4,041,268	4,041	655,224	-	-	659,265
Exercises of stock options and warrants	-	-	3,492,228	3,492	636,698	(482,071)	-	158,119
Fair value of beneficial conversion feature issued in connection with notes payable	-	-	-	-	150,000	-	-	150,000
Common stock issued for services	-	-	627,667	628	141,364	-	-	141,992
Stock based compensation	-	-	-	-	1,181,247	-	-	1,181,247
Net loss	-	-	-	-	-	-	(11,004,321)	(11,004,321)
Balance, March 31, 2009	-	$-	76,368,211	$76,369	$37,593,763	$-	$(40,512,708)	$(2,842,576)

The accompanying notes are an integral part of these financial statements.

RG GLOBAL LIFESTYLES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(11,004,321)	$(3,844,562)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts related to beneficial conversion features and warrants	185,926	468,655
Proceeds from ex-officer's life insurance policy	-	(3,000,000)
Loss on settlement on notes payable	-	672,589
Impairment of intangible assets	3,093,462	206,819
Write down of assets held for sale	1,988,658	-
Stock issued for services	141,992	605,975
Change in fair value of derivative liabilities	-	(3,403,673)
Excess of fair value of common stock issued for satisfaction of related party liabilities	190,300
Fair value of common stock in excess of notes payable forgiven	112,324	1,675,852
Depreciation and amortization	1,240,441	352,751
Stock-based compensation	1,181,247	2,713,753
Minority interest in subsidiary	-	(43,903)
Change in operating assets and liabilities:
Accounts receivable	5,414	(6,024)
Inventory	86,864	166,990
Federal income taxes refund receivable	143,775	11,225
Prepaid expenses	(2,157)	25,975
Other assets	50,841	-
Accounts payable	349,383	1,198,681
Accrued liabilities	1,300,002	257,664
Deferred revenues	-	(115,963)
Income taxes payable	(2,158)	2,890
Net cash used in operating activities	(938,007)	(2,054,306)

Cash flows from investing activities:
Purchase of fixed assets	-	(5,825)
Construction in progress	-	(2,486,560)
Proceeds from key man life insurance policy		3,000,000
Other assets	-	24,561
Net cash used in investing activities	-	532,176

RG GLOBAL LIFESTYLES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the Year Ended
	March 31,
	2009	2008
Cash flows from financing activities:
Proceeds from issuance of notes payable	195,000	-
Proceeds from notes payable - related party	20,697	102,700
Proceeds from sale of common stock	226,072	917,500
Cash received for common stock to be issued	-	2,113,904
Proceeds received from sale of Series A preferred stock	569,000	-
	-
Proceeds from exercise of stock options		138,500
Payments on notes payable	-	(2,240,433)
Payments on notes payable – related party	(81,666)	-
Net cash provided by financing activities	929,103	1,032,171
Net increase (decrease) in cash	(8,904)	(489,959)
Cash of discontinued operations	681	(39)
Cash - beginning of year	11,230	501,228
Cash - ending of year	$3,007	$11,230

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$8,016	$112,533
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock in settlement of notes payable and accrued interest	$550,000	$603,835
Conversion of accounts payable into note payable	$-	$710,500
Conversion of stock options with accounts payable and accrued liabilities	$158,119	$11,417
Issuance of preferred stock in settlement of accounts payable and accrued liabilities	$86,500	$-
Issuance of note payable in settlement	$-	$600,000
Issuance of common stock for tangible and intangible assets	$-	$474,828
Issuance of OC Energy, Inc.'s interests for tangible and intangible assets	$-	$43,903
Recognition of asset retirement obligation	$-	$70,000
Construction in progress recorded in accounts payable	$-	$459,701

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

The Company currently operates as RG Global Lifestyles, Inc.

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

Recently, the Company has changed its strategy from solely a build to sell manufacturing environment to include a royalty based model whereby the Company would license its DynIX™ Technology. During the third quarter the Company entered into a Memorandum of Understanding for the sale of its only wastewater plant to a third party. The Company was unable to complete the sale due to the inability in getting the current customer to modify the per barrel royalty rates and build additional plants, and thus, the MOU was cancelled in April 2009. In the first quarter of fiscal 2009, the Company made the decision to stop production at the Wyoming plant. The original cost calculations were based on percentage of byproducts and their associated disposal charges. Renegotiations to get our pricing in line with current market prices have been ineffective and thus the contract has been terminated. Currently we are exploring options to relocate the plant to an area where higher processing fees and lower disposal fees are available, or sell it to another operator.  RGBL is pursuing  both of these options. As of March 31, 2009, the Company has presented the  Wyoming plant as held for sale as until the cancellation of the contract in April 2009 anticipated they would have a continued interest in the plant as thus had reflected the operations in the accompanying financial statements. Management is currently assessing whether the current agreements being negotiated would require the Company to maintain a continuing interest in the plant other than an expected royalty based on future revenues under the patent rights for use of the technology. Accordingly, the Company will make the determination of whether to continually report the operations of the plant as continuing or discontinued operations during the first quarter of fiscal 2010.

In addition, the Company is discontinuing investing in its energy drink and focus its resources on licensing its DynIX™ Technology. As of March 31, 2009, the Company has decided to discontinue its energy drink operations and focus completely on marketing its water treatment technology.  As a result, the Company has classified balances related to its energy drink business as discontinued operations in its financial statements as of March 31, 2009 and 2008.

Note 2 – Accounting Policies and Basis of Presentation

Going Concern Considerations

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, during the year ended March 31, 2009, the Company incurred an operating loss from continuing operations before income taxes of $10,271,478, and used cash from operations of $938,007. As of March 31, 2009, the Company had a working capital deficit of $4,075,256. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The future of the Company is dependent upon its ability to obtain equity and/or debt financing and ultimately achieving profitable operations from the development of its business segments. During the year ended March 31, 2009, the Company funded operations through debt and equity offerings. Subsequent to the year end, the Company raised an additional $257,450 through the sales of Series A Preferred stock. Currently, the Company does not have any commitments or assurances for additional capital. In fiscal 2009, the Company commenced production under the water treatment contract with a customer but subsequently shut down the plant in April 2009 due to its inability to negotiate a higher royalty rate. In addition, the Company’s only customer has declined to move forward with constructing additional water treatment facilities.  There can be no assurance that the revenue from these contracts will be sufficient for the Company to achieve profitability in its operations, and it is possible that additional equity or debt financing may be required to for the Company to continue as a going concern. The Company estimates it has current cash reserves sufficient to fund operations through Q2 of fiscal 2010.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities, which might be necessary in the event the Company cannot continue in existence.

Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Aquair, and Catalyx, after elimination of all material inter-company accounts and transactions. OC Energy is classified as discontinued operations.

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the valuation of derivatives, equity instruments such as options and warrants, and the percentage of completion related to construction contracts, impairment of assets held for sale and intangible assets related to its water treatment technology. Actual results could differ from those estimates.

Fair Value of Financial Instruments
Effective April 1, 2008, the Company adopted SFAS 157, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP SFAS 157-2. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

   Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
   Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.
   Level 3 - Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Cash (Level 1), accounts receivable, other receivables, accounts payable, accrued liabilities, due to related party, notes payable and convertible notes payable (Level 2) are reflected in the balance sheet at carrying value, which approximates fair value due to the short-term nature of these instruments.

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2009 and 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaids, accounts payable, accrued liabilities, notes payable, and convertible notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentrations

Credit Risk
At times, the Company maintains cash balances at a financial institution in excess of the FDIC insurance limit. In addition, at we extend credit to customers in the normal course of business, after we evaluate the credit worthiness. We do not expect to take any unnecessary credit risks causing significant causing write-offs of potentially uncollectible accounts. However, during the year ended March 31, 2008, one of its customers, Black Diamond Energy, Inc., suspended payments on its existing contract with the Company, which resulted in a significant write-off, see Note 11.

Customer
During the year ended March 31, 2009 and 2008, 100% of water treatment revenues were generated from one customer. The loss of this customer would have a significant impact on the Company’s financial results, see Note 11.

Vendor
During the year ended March 31, 2008, 50%, respectively of the equipment used to generate water treatment revenues was manufactured and supplied by one vendor. The loss of this vendor would have a significant impact on the Company’s financial results, see Note 8 for discussion of note payable to this vendor.

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

Construction Contracts - In accordance with Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, the Company uses the percentage completion method for the recognition of revenue received in connection with it’s engineering, equipment sale and installation contracts. In making the estimate of the percentage of revenue to recognize, the Company compares costs to the total projected cost of the contract. Accordingly, the Company recognizes that portion of the revenue and record the balance of the cash received as deferred revenues. As of March 31, 2009 and 2008, the Company did not have any deferred revenues.

Net Loss Per Share
Net loss per share is provided in accordance with SFAS No. 128 “Earnings Per Share” (“SFAS 128”). Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period, after giving effect to dilutive common stock equivalents, such as stock options, warrants and convertible debt. The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive for the years ending March 31, 2009 and 2008:

	2009	2008

Common stock options	7,618,255	7,903,579
Common stock warrants	15,555,440	17,163,344
Secured convertible notes	9,532,700	-
Totals	32,706,395	25,066,923

Proceeds from Key-Man Life Insurance
In January of 2008, the Company received $3,000,000 in connection with a claim it had on a key man life insurance policy related to the death of one of its officers. On January 24, 2008, the Company used $2,100,000 of the proceeds to settle litigation with one of its previous investors, the NIR Group. See Notes 8 and 11 for additional information.

Advertising Costs
The Company expenses all costs of advertising as incurred. The Company expensed $1,721 and $13,580 of advertising costs during the years ended March 31, 2009 and 2008, respectively.

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

The following variables were used in the Black Scholes model for all option issuances valued during the fiscal years ended March 31, 2009 and 2008:

Year ending March 31,	Stock Price at Grant Date	Dividend Yield	Range of Exercise Price	Risk Free Interest Rate	Volatility	Average Life
2009	$0.10	-%	$0.06 - $0.40	0.57%	355%	5.0
2008	$0.56	-%	$0.49 - $0.56	2.64%	297%	5.0

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

Segment Reporting
The Company reports its segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) which establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. As of March 31, 2009, due to the discontinuance of OC Energy’s operations the Company only has one segment.

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

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). The provisions of FAS 157 define fair value, establish a framework for measuring fair value in generally accepted accounting principles, and expand disclosures about fair value measurements. In February 2008, the FASB issued FSP FAS 157-2 which delayed the effective date of FAS 157 for all  nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially deferred the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those  fiscal  years for items within the scope of this FSP. The adoption of the remaining provisions of FAS 157 previously deferred by FSP FAS 157-2 did not have a material impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces FAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations. SFAS No. 141(R) is effective for fiscal years  beginning after 15 December  2008.  The adoption of SFAS No. 141(R) is not expected to have an impact on the Company's results of operation and financial condition.

In April 2008, the FASB issued Emerging Issues Task Force ("EITF") 07-05, "Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock". EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and to any freestanding financial instruments that are potentially settled in an entity's own common  stock.  EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the impact of EITF 07-5 will have on its financial  position, results of operations or cash flows.

In April 2008, the Financial Accounting Standards Board (FASB") issued FASB Staff  Position (“FSP") Statement of Financial Accounting Standards ("SFAS") 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP SFAS 142-3").  FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS  142").  The  intent of this FSP is to improve the consistency between the useful life of a recognized  intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations", and other U.S. generally accepted accounting principles ("GAAP").  FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  Early adoption is prohibited.  The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2008, the FASB issued Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants ("AICPA") Statement on Auditing Standards ("SAS") No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS 162 is effective November 15, 2008. The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS 165, "Subsequent Events", ("SFAS 165"), which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statement are issued or available to be issued. In particular,  SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements' and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  It is effective for interim and annual periods ending after June 15, 2009. The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

Note 3 – Property and Equipment

Property and equipment as of March 31, 2009 and 2008 consisted of the following:

	2009	2008
Office equipment, computer software, and furniture and fixtures	$47,254	$47,254
Accumulated depreciation	(16,739)	(12,199)
Total	$30,515	$35,055

During the years ended March 31, 2009 and 2008, the Company recorded depreciation expense of $4,540 and $13,740, respectively.

Asset Retirement Obligations

The Company recognizes asset retirement costs under SFAS 143 in the period in which they are incurred. Under a water treatment contract with a customer, the Company’s owns the building and equipment but does not own the land. At the termination of the contract, the Company is required to return the land to its original condition. At March 31, 2009 and 2008, the Company recorded an asset retirement obligation of approximately $70,000. Due to the plant shut down subsequent to year end, the liability has been reclassified as a current liability included in accrued liabilities.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capitalized Interest

The Company capitalized interest costs related to the construction of its water treatment facilities of $0 and $39,000 during the year ended March 31, 2009 and 2008, respectively.

Note 4 – DynIX™ Technology

During fiscal 2007, the Company entered into a series of agreements with Catalyx Fluid Solutions, Inc. (“Catalyx”) pursuant to which the Company acquired certain technology, know-how, and patent rights related to water treatment for use in the oil and gas industry. This patent for this technology has a remaining legal life of 13 years at the time of acquisition. The Company acquired the technology to exploit its water purification operations in the oil and gas industry. In accordance with these agreements, the Company issued warrants to purchase eight million shares of the Company’s common stock at various exercise prices ranging from $0.21 to $0.40. The Company valued these warrants using the Black Scholes option valuation model using a term of five years for the warrants, a risk free interest rate of 5.25% and volatility for the Company’s stock as of the date of issuance of 243%, and determined that the value of the warrants issued was $4,381,113. This amount was recorded as an intangible asset on the consolidated balance sheet, and is being amortized over the period of its estimated benefit period of 14 years. In addition, per the terms of the acquisition agreement the initial $200,000 paid to acquire this technology will be offset against future royalties of $0.01 per barrel of water treated and 5% of equipment sold based on the Catalyx technology due to Catalyx. Royalties earned by Catalyx during the year ended March 31, 2009 and 2008 were $19,669 and $0, respectively, and were offset against the prepaid royalties.As of March 31, 2009, the Company has reflected the remaining royalties to be earned by Catalytics as an asset as amounts due to Catalytics for other services are in excess of this amount. The Company intends to negotiate the amounts and ultimately offset the liability with the asset. As of March 31, 2009, the right of offset does not exist and thus the amounts have not been netted.  During the year ended March 31, 2009 and 2008, the Company recorded amortization expense of $315,509 and $314,652, respectively.

Due to the cancellation of the MOU  in April 2009 and the Companies  subsequent decision to stop production at the Wyoming plant. The renegotiations to get our pricing in line with current market prices have been ineffective and thus the contract has been terminated. The Company determined that these events strongly indicated that impairment to the technology could be present. Other factors which indicated impairment as of March 31, 2009, included the Company’s inability to market the existing technology or generate any additionally revenues from the construction or sale of additional plants. Additionally, in April 2009 the Company shut down its only existing operational plant and lost the customer in which had plans to open additional plants. Thus, as of March 31, 2009 the Company projected the future estimated cash flows directly related to the technology. The cash flows were estimated using estimated cash flow from current negotiations ongoing with potential customers and the probability of those events happening. As a result, the Company determined the carrying value of this asset has been impaired as the future estimated cash flows did not support the current carrying value and thus recorded a loss on impairment of $3,093,462. This adjustment reduced the carrying value of the asset to $576,042 of March 31, 2009. The Company still intends to amortize the life of the asset over its estimated life of 10 years. Estimated aggregate amortization expense for each of the five succeeding years is as follows: 2010 $57,604; 2011 $57,604; 2012 $57,604; 2013 $57,604; 2014 $57,604; thereafter $288,022.

Note 5 – Discontinued Operations

The Company has recently changed its focus to its water treatment segment due to the decrease in energy drink revenues at OC Energy resulting from its inability to market the product or obtain any contracts to place its products with retailers. Thus, during the 4th quarter of fiscal 2009, management decided to formally discontinue the operations of OC Energy. The Company is currently attempting to sell the assets, including intangible, but to date have been unsuccessful in finding a buyer. In accordance with SFAS 144, OC Energy’s financial results, including those discussed above have been classified as a discontinued operation in the consolidated financial statements for all periods presented.

The financial results of OC Energy included in discontinued operation are as follows for the years ended March 31:

	2009	2008
Sales	$63,723	$243,642
Income taxes	-	-
Loss from discontinued operations after income taxes	$(732,843)	$(918,610)

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is the condensed balance sheets of OC Energy as of March 31:

	2009	2008
Assets
Current assets:
Cash and cash equivalents	$408	$1,089
Accounts receivable, net	-	5,414
Inventory	-	86,864
Other current assets	2,157	-
Total current assets	2,565	93,367
Property and equipment, net	-	9,569
Intangible assets, net	-	210,633
Other assets	3,094	23,650
Total assets	$5,659	$337,219

Liabilities
Current liabilities:
Accounts payable	$187,341	$150,598
Accrued expenses	22,747	122,860
Total liabilities	$210,088	$273,458

Management believes there are no contingent liabilities related to discontinued operations.

Note 6 – Assets Held for Sale – Impairment of Asset

On December 8, 2008, the Company entered into a Memorandum of Understanding (“MOU”) to sell its only existing water treatment plant to a third party. As a result, the Company had classified the plant as Assets Held for Sale under SFAS 144. In April 2009, the MOU was terminated because the Company was unable to close the transaction largely due to the inability to obtain a higher royalty under the Yates contact and the unwillingness of Yates to add additional plants. In connection with the cancellation of the MOU, the Company has shut the plant down due to the inability to currently run the plant at a profit and ultimately the contract was cancelled. The Company is currently in negotiations with other potential customers to purchase the plant. However, to do so the plant will have to be moved to an alternative location. Thus, the costs to sell the plant increased substantially and the fair market value of the plant decreased upon cancellation of the MOU as some of the costs cannot be recaptured upon sale. The Company determined the fair value of the plant through estimating the fair market value of the assets based on the original purchase price and the residual value. The Company only included assets in which could be transported to a new location. As a result, the Company determined that the carrying value of the plant had been impaired and recorded a loss on impairment on assets held for sale of $1,988,658. This reduced the net book value of the assets held for sale to $424,351 as of March 31, 2009.

The Company determined that the operations of the assets should not be reflected as discontinued operations at March 31, 2009 as at the time the Company expected to have a continued interest in the assets of approximately 12.5% based on the MOU. On April 8, 2009, the MOU was cancelled and management determined that in order for the assets to be sold, they would have to move the plant to an alternative location. On such date, management determined that the Company would likely not retain a continuing interest in the plant other than an expected royalty based on future revenues under the patent rights for use of the technology.  Accordingly, the Company will report the former operations of the plant as discontinued operations starting the first quarter of fiscal 2010.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Certain Balance Sheet Elements

Other Assets

At March 31, 2009 and 2008, the Company had deposits with various vendors comprised of the following:

	2009	2008
Rental deposits	$-	$12,000
Deposit against future Catalyx royalty	180,331	200,000
Other	18,347	16,962
Total	$198,678	$228,962

Accrued Liabilities

At March 31, 2009 and 2008, the Company had accrued expenses as follows:

	2009	2008
Amounts due to YPC (see Note 12)	$230,972	$-
Accrued interest	120,327	44,663
Accrued consulting fees	128,235	-
Other	214,826	170,999
Totals:	$694,360	$215,662

Note 8 – Notes Payable

Fiscal 2007 Note Payable

On December 26, 2006 and January 12, 2007, the Company entered into three new note agreements (the "2007 Notes") with accredited investors for total proceeds of $600,000. The 2007 Notes had a term of one year and bear interest at 8% per annum. For each dollar loaned, the holders were granted a warrant to purchase one share of the Company's common stock at $0.20 per share (a total of 600,000 warrants). The warrants vest at maturity and expire in five years from the date of issuance. The 2007 Notes and accrued interest are convertible into shares of the Company's common stock upon maturity, at the lowest price traded of the Company's common stock for the prior year, but not less than $0.10 per share.  The Company determined the value of these warrants to be $778,953 using the Black Scholes method with the following weighted average estimates: 5.25% risk free interest rate, 248% volatility, and a five-year life. The Company allocated $320,346 to the warrants based on their relative fair value to the 2007 Notes, resulting in a discount. In addition, since the lowest conversion price of $0.10 per share was lower than the fair market value of the Company's common stock on the dates of issuance of $0.63 and $1.75, respectively, management used $0.10 per share in its computation of the value of the beneficial conversion feature. The Company valued the beneficial conversion feature as of the date of issuance in the amount of $279,654, and recorded a discount against the 2007 Notes. The total discount between the warrants and the conversion feature applicable to the notes was $600,000. The discount is being amortized over the one year term of the notes. During the year ended March 31, 2008 the Company amortized $460,137, of the discount to interest expense,

Two of these notes, with a principal balance totaling $250,000, matured on December 26, 2007. Subsequent to that date, the two note holders elected to convert the principal amounts due, plus accrued interest totaling $22,740, into 717,766 shares of the Company’s common stock, at a purchase price per share of $0.38, all in accordance with the terms of the associated notes. At the time of issuance, the Company recorded the excess in fair value of the common stock over the liabilities satisfied of $13,700 as additional interest expense.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The third note was entered into on January 12, 2007 with an accredited investor for proceeds totaling $350,000.  This note matured on January 12, 2008 and is currently in default as the holder had demanded payment. The note and accrued interest are convertible into shares of the Company's common stock upon maturity, at the lowest price traded of the Company's common stock for the prior year, but not less than $0.10 per share. In connection with the default, the interest rate increased from 8% to 11% per annum. As of March 31, 2009, accrued interest recorded in accrued liabilities related to this note was $5,548.  See Note 12 for discussion of a lawsuit filed by holder of the note against the Company and the payment of accrued interest by Company.

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

Since the $600,000 promissory note does not incur interest the Company recorded a discount of $44,444 to the promissory notes. During the years ended March 31, 2009 and 2008, the Company amortized $35,926 and $8,518 of the discount to interest expense, respectively. As of March 31, 2009, the entire discount has been amortized and note has been satisfied.

During the years ended March 31, 2009 and 2008, the Company issued 4,041,268 and 100,000 of common stock, respectively, from the escrow account to satisfy payments for the year ended March 31, 2009 and 2008 totaling $659,265 and $50,000 respectively.  As of March 31, 2009, there are no shares of common stock are held in escrow and the note has been satisfied.

Note Payable to Vendor

On January 29, 2008, the Company the issued a promissory note to a vendor in settlement of $780,500 in accounts payable. The vendor manufactured and installed the Company’s water treatment facility.  The note bears interest at 10% per annum with a one time default penalty of 10% of the principal balance, and is secured by the Company’s contract with Yates Petroleum Corporation and the equipment that was manufactured by the vendor.  The note calls for an initial payment of $270,000 due on February 1, 2008 with monthly principal payments of $100,000 due each month until paid off.  The Company did not make its April 2008 payment and any payments there after and is currently in default on this note.  As a result of this default, the Company accrued an additional $41,000 penalty to interest expense during the year ended March 31, 2009.  The balance due on this note at March 31, 2009, was $410,500 with accrued interest and penalties of $86,661.

MOU Note Payable

On December 17, 2008, the Company issued a promissory note in connection with the MOU to purchase its water treatment plant.  The funds were used for operations.  The note bears interest at 10% with a default rate of 18% and is to be drawn on in two advances, one for $45,000 and the other for $30,000.  The sale was never completed and the note matured on March 8, 2009.  See Note 6 for more disclosure regarding the MOU.  As of March 31, 2009, the note is in default and interest is being accrued at the default rate. As of March 31, 2009, the Company elected not to draw the additional $30,000.

Convertible Notes Payable

In April and September 2008, the Company entered into note agreements with an accredited investor and shareholder for proceeds totaling $150,000.  The notes are due on demand, incur interest at 11% and are convertible into 1,000,000 shares of Series A Preferred Stock. As of March 31, 2009, the notes were outstanding and accrued interest recorded in accrued liabilities related to this note was $14,000.  On the date of issuance, the Company determined that the since the conversion price given to the holder, effective conversion rate of $0.025, was significantly less than the fair value of the Company’s common stock per the closing market price, a beneficial conversion feature was present. The Company valued the beneficial conversion feature as of the date of issuance in the amount of $390,000, and recorded the maximum discount allowed of $150,000 against the notes. The discount was immediately amortized to interest expense as the note was convertible upon issuance.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Income taxes

The following table presents the current and deferred income tax provision for federal and state income taxes for the years ended March 31, 2009 and 2008:

	2009	2008
Current tax provision:
Federal	$-	$-
State	-	-
Total	-	-
Deferred tax provision (benefit)
Federal	(4,418,760)	(1,628,374)
State	(665,011)	(210,383)
Increase in valuation allowance	5,083,771	1,838,757
Total	-	-
Total provision (benefit) for income taxes	$-	$-

Current taxes only consist of minimum taxes to the State of California which are insignificant and have not been presented.

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended March 31, 2009 and 2008 are as follows:

	2009		2008
US federal statutory income tax rate	34%		34%
State tax – net of benefit	5.8%		5.8%
	39.8%		39.8%

Permanent differences	1.1%		20.5%
Intangibles	5.3%		- %
Property, plant and equipment	3.3%		- %
Others	(3.3%	)	(12.8%	)
Increase in valuation allowance	(46.2%	)	(47.5%	)
Effective tax rate	0.0%		0.0%

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the Company’s deferred tax assets and (liabilities) for federal and state income taxes as of March 31, 2009 and 2008 consisted of the following:

	2009	2008
Current deferred tax assets (liabilities):
Accrued expenses	$659,005	$102,456
Total current deferred tax assets	659,005	102,456
Non-current deferred tax assets
State taxes	(962,569)	(536,196)
Stock options	3,628,054	3,159,135
Intangibles	1,357,761	-
Property, plant and equipment	851,146	-
Net operating losses	4,062,143	1,786,373
Total non-current deferred tax assets	8,936,535	4,409,312
Valuation allowance	(9,595,540)	(4,511,768)
Net deferred tax assets (liabilities)	$-	$-

At March 31, 2009 and 2008, the Company had approximately $11,947,478 and $5,254,039, respectively, of federal and state net operating losses allocated to continuing operations available. The net operating loss carry forward, if not utilized, will begin to expire in 2025 for federal purposes and 2009 for state purposes.

For financial reporting purposes based upon continuing operations, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets at March 31, 2009 and 2008, will not be fully realizable. Due to the uncertainty surrounding realization of the deferred tax asset, the Company has provided a full valuation allowance against its net deferred tax assets at March 31, 2009 and 2008. Based upon current law, the Company believes that for California income tax purposes, the net operating loss from the current year will not be allowed to be carried back to reduce or eliminate the state income tax liability for the year ended March 31, 2005. Accordingly, the State tax liability of $93,887 for the year ended March 31, 2005, remains in existence and will not be subject to refund. As of March 31, 2009, the State tax liability is $95,732, which included the accrual of interest and penalties and a $5,000 payment which was taken by the State through a lien on one of the Company’s bank accounts.

During the year ended March 31, 2008, the Company accrued $89,725 in income tax liabilities related to the exercise of non-qualified stock options in which the required withholding for income tax was not made. The amount is included in accrued liabilities on the accompanying consolidated balance sheet as of March 31, 2009 and 2008.

Note 10 – Stockholders’ Equity (Deficit)

Authorized Shares

On July 15, 2009, the Company amended their articles of incorporation to increase the number of authorized common shares to 200 million and to increase the designation of Series A preferred stock to 10 million shares.

Common Stock

During the year ended March 31, 2008, the Company sold 3,258,333 shares of common stock to accredited investors at a price of $0.30 per share for total net cash proceeds of $917,500. As of March 31, 2008, the Company has not issued 7,046,347 shares of common stock related to subscriptions of $1,631,833 and warrant exercises resulting in $482,071. Thus, the proceeds received are recorded as “common stock to be issued” on the accompanying balance sheet at March 31, 2008 as they were immediately issued in fiscal 2009. In addition, for each dollar invested the investor received a warrant to purchase one share of the Company’s common stock at an exercise price of $0.40 per share. The warrants vest immediately and expire in five years. The warrants were valued at $1,209,505 based upon the Black Scholes valuation model using the following weighted average estimates: 3.45% risk free rate, 297% volatility, an expected life of five years and no dividends. In addition, the Company paid $60,000 in finder’s fees in which was recorded as an offset to the cash proceeds.

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

During the year ended March 31, 2009, the Company issued 769,996 shares of common stock at approximately $0.30 per share for net proceeds totaling $226,072.  In addition, for each dollar invested the investor received a warrant to purchase one share of the Company’s common stock at an exercise price of $0.40 per share. The warrants vest immediately and expire in five years. The warrants were valued at $164,628 based upon the Black Scholes valuation model using the following weighted average estimates: 3.34% risk free rate, 303% volatility, an expected life of five years and no dividends.

During the year ended March 31, 2009, the Company issued 627,667 shares of common stock for services rendered by consultants and employees. The services related to general corporate duties.  The Company valued the shares on the date of issuance as there were no future performance conditions. The shares were valued at $141,992 based on the closing market price of the Company’s common stock on the date of issuance.

During year ended March 31, 2009, the Company issued 4,041,268 shares of common stock for payment on notes payable due to the NIR Group.  The shares were valued at $659,265 based on the closing market price of the Company’s common stock on the date of issuance which resulted in additional interest expense of $109,265.

See Note 8 for discussion of common stock issuances and other items impacting stockholders’ deficit during the year ended March 31, 2009.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series A Preferred Stock

During the year ended March 31, 2009, the Company received gross proceeds of $569,000 for the purchase of 3,637,493 shares of Series A preferred stock (“Series A”) at $0.15 per share.  In addition, the Company issued 368,667 shares of Series A to a placement agent for 10% of the proceeds raised. The shares were recorded as an offset to the proceeds received. In addition, the Company issued 576,667 shares of Series A to related parties to satisfy liabilities of $86,500, see Note 13 for additional information. As of March 31, 2009, all shareholders had converted their preferred shares into common stock. In addition, as of March 31, 2009, the Company received proceeds of $141,112 related to sales of Series A. The proceeds have been recorded as accrued liabilities as to date the required Series A has not been issued.

On January 27, 2009, the Company filed an Amended Certificate of Determination with the Secretary of State of the State of California increasing the number of shares of Series A authorized from 300,000 to 5,000,000, no par value. Each Series A share is convertible into six shares of the Company’s common stock one year after issuance. On February 23, 2009, the Board of Directors amended this provision to allow immediate conversion of each preferred share.  In additions, the Series A has preference over the common stock related to dividends and liquidation. Upon the issuance of 1,000,000 shares of Series A, the Company shall not, either directly or indirectly by amendment, merger, consolidation or otherwise, do any of the following without (in addition to any other vote required by law or the Articles of Incorporation) the written consent or affirmative vote of the holders of at least 75% of the then outstanding shares of Series A, given in writing or by vote at a meeting, consenting or voting (as the case may be) separately as a class.

In the event the Company shall at any time after the Series A original issue date and prior to three years from such date, issue additional shares of common stock, without consideration or for a consideration per share less than the applicable Series A conversion price ($0.025/share) in effect immediately prior to such issue, then the Series A conversion price shall be reduced, concurrently with such issue, to the consideration per share received by the Company for such issue or deemed issue of the additional shares of common stock; provided that if such issuance or deemed issuance was without consideration, then the Company shall be deemed to have received an aggregate of $0.001 of consideration for all such additional shares of common stock issued or deemed to be issued, and the conversion ratio will be changed accordingly.

Note 11 – Options and Warrants

Options

On May 3, 2006 the Company’s Board of Directors adopted the 2006 Incentive and Non-statutory Stock Option Plan (“2006 Plan”) for issuance of stock options to employees and others. Under the 2006 Plan, the Company reserved ten million shares for issuance. As of March 31, 2009 and 2008, 2,429,973 and 2,229,973 options were available for issuance under the 2006 Plan, respectively.

On December 26, 2006, the Board of Directors authorized the issuance of up to 6,000,000 options under its 2007 Incentive and Non-statutory Stock Option Plan (“2007 Plan”) for issuance of stock options to employees and others. As of March 31, 2009 and 2008, 2,372,700 and 3,872,700, respectively, options were available for issuance under the 2007 Plan.

On February 23, 2009, the Company’s Board of Directors approved a resolution which modified the stock option exercise prices of 5,885,000 options outstanding to $0.06 per option exercised. The modification of the options did not have a significant impact on the financial statements as the fair value of the options immediately prior to and subsequent to the modification was immaterial.

Although management believes its estimate regarding the fair value of the services to be reasonable, there can be no assurance that all of the subjective assumptions will remain constant, and therefore the valuation of the services may not be a reliable measure of the fair value of stock compensation or stock based payments for consulting services.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of activity of outstanding stock options:

	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2007	13,851,230	$0.35
Options granted	1,100,000	0.56
Options exercised	(632,578)	0.20
Options cancelled	(6,415,073)	0.40
Outstanding at March 31, 2008	7,903,579	0.33
Options granted	1,800,000	0.10
Options exercised	(1,585,324)	0.06
Options cancelled	(500,000)	0.49
Outstanding at March 31, 2009	7,618,255	$0.14	3.05	$211,567
Exercisable at March 31, 2009	7,176,668	$0.13	3.00	$193,904

	Exercisable		Unexercisable		Total
Stock Options	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Less than $0.10	4,847,589	$0.06	441,587	$0.06	5,289,176	$0.06
Above $0.10	2,329,079	0.33	-	-	2,329,079	0.33
Total Outstanding	7,176,668	$0.13	441,587	$0.06	7,618,255	$0.14

The Company will record estimated future compensation expense related to options of approximately $152,719 during the years ended March 31, 2010.

Warrants

During fiscal 2009 and 2008, in connection with the common stock offering for every dollar received from an investor for the purchase of its common stock, the Company granted the investor a warrant to purchase an additional share of the Company’s common stock.  The warrants, have an exercise price of $0.40 per share, vest immediately and expire five years after the date of issuance.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of activity of outstanding common stock warrants for the years ended March 31:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, March 31, 2007	15,403,940	$0.53
Warrants granted	2,609,404	0.39
Warrants exercised	(850,000)	0.20
Balance, March 31, 2008	17,163,344	$0.52
Warrants granted	299,000	0.40
Warrants exercised	(1,906,904)	0.36
Balance, March 31, 2009	15,555,440	0.54
Exercisable, March 31, 2009	15,555,440	$0.54

Note 12 – Commitments and Contingencies

Operating Leases
In July 2007, the Company entered into a lease agreement with a company that is owned in part by Juzer Jangbarwala, a Company Director and its Chief Technology Officer, to sub-lease approximately 7,000 square feet to serve as its corporate office in Anaheim, California. The lease term is for 18 months commencing August 1, 2007, at a rental rate of $7,200 per month and includes office services. The lease agreement required a security deposit of $7,200 and does not provide for any renewal options. Payments to the related entity were $79,200 and $64,800 during the years ended March 31, 2009 and 2008, respectively. As of March 31, 2009, included in accounts payable was $7,200 payable to the lessor for accrued rent. In December 2008, the Company vacated the premises  and consolidated it operations with the OC Energy facility discussed below.

In November 2007, the Company’s OC Energy Drink, Inc. subsidiary entered into a lease agreement with a third-party company for approximately 1,100 square feet for a commercial office suite to serve as its new corporate office in Upland, California. The lease term is for 25 months commencing November 1, 2007, at a rental rate of $1,031 per month for the period November 1, 2007, through January 31, 2008, $2,063 for the period February 1, 2008, through October 31, 2008, and $2,146 for the period November 1, 2008, through November 30, 2009. It is also responsible for approximately 2.0% of the overall buildings common area maintenance costs. The lease agreement required a security deposit of $3,004 and does not provide for any renewal options. Additionally, performance under the lease is guaranteed by the President and former CEO of OC Energy.  Future minimum lease payments for the fiscal year ended March 31, 2010 are $17,168.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On January 24, 2008, the Company settled and dismissed its prior litigation with certain of its previous investors, the NIR Group. The settlement was funded by proceeds the Company received in connection with a claim it had on a key man life insurance policy, taken out in connection with the financing with the NIR Group. Other than the foregoing, the Company is not aware of any litigation, either pending or threatened; see Note 8 for additional information.

On June 11, 2008, the Company and Grant King was served a lawsuit from one of its note holders claiming that the Company defaulted on repayment on a note payable in the amount of $350,000 plus interest at 8%.  The complaint asks for payment of these amounts plus damages.  On August 12, 2008, the parties agreed to stipulated order whereby Grant King was dismissed from the lawsuit and the Company was granted a 90-day extension to respond to the complaint (until November 10, 2008) in exchange the Company paid $49,530 which represents the interest due on the note through July 18, 2008. On January 30, 2009, the Company paid $8,016 of additional interest on the note making it then current, and entered into a stipulation whereby the Company had until February 19, 2009 to satisfy this entire note obligation.  The Company failed to do so and on April 1, 2009, a judgment was entered against it. As of March 31, 2009, the Company has the principal of $350,000 and accrued interest of $5,548 recorded in the financial statements.

On July 11, 2008, the Company received notice that one of the Company’s vendors filed a lien against the Company’s water treatment plant for past due amounts due to the vendor. As of March 31, 2009 and 2008, the vendor was due approximately $140,310, which is included in accounts payable.  The company has disputed this lien and lawsuit has been filed by the vendor.  The lawsuit is currently in the discovery phase with a trial date set for early in 2010.  No amounts for damages have been accrued in the accompanying consolidated financial statement other than the accounts payable as the lawsuit is currently in the discovery stage.

On July 17, 2009, the Company received notice that one of the Company’s vendors filed a lien against the Company’s water treatment plant for past due amounts due to the vendor for hauling waste water.  The disputed amount totaled approximately $145,000, which is included in accounts payable.  No additional amounts for damages have been accrued in the accompanying consolidated financial statement as the Company cannot reasonably estimate the damages, if any, due to the recentness of the issue.

Water Treatment Contracts
In January 2007, the Company entered into a contract with a customer to construct and install a water treatment facility for the customer using the Catalyx technology. The total proceeds expected from the sale were $2.3 million. In accordance with the Company’s revenue recognition policy, the Company recorded the revenue on the basis of a percentage completion of the pending contract. During the year ended March 31, 2008 the Company recorded $737,576 of revenue under this contract. During 2008, the Company’s customer requested that the project be halted until such time as the customer could secure funds to continue with the project. Previous progress payments had been made by the customer, however, a receivable had been accrued for additional costs incurred. As a result, the Company determined that the collectability of the receivable of $171,613 was potentially in doubt and elected to reserve the entire amount.

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

YPC is responsible for constructing the inflow pond and will receive a credit from the Company of $50,000 each month for the first three months of operation. In addition, YPC will receive reimbursements on current billings for future repairs and maintenance to the inflow pond. As of March 31, 2009, the Company has accrued $230,972 related to reimbursement of costs due to YPC for the construction of the inflow pond and repair and maintenance incurred on behalf of the Company which is included in accrued expenses on the accompanying balance sheet. The Company expensed these costs as the future cash flows of the facility did not support the carrying value of the plant at the time the expenditures were incurred. In April 2009, due to the customers unwillingness to change the royalty rate under the contract the Company shut down the plant and subsequently cancelled the contract. The Company is currently exploring other options including the sale of the plant to other potential customers, see Note 5 for additional information.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Related Party Transactions

During the fiscal year ended March 31, 2005, the Company entered into an agreement with a company wholly owned by the former Chief Executive Officer of the Company for the subleasing of office space and administrative support services. The agreement was month to month and cancelled during fiscal 2008. During the year ended March 31, 2008, payments to this former related party for these services were $9,175.

On February 11, 2008, Grant King, Chief Executive Officer, made a payment of $100,000 towards a note from a vendor and recorded it as a loan payable to a related party. During the year ended March 31, 2009 and 2008, the Company received additional proceeds of $20,697 and $32,700 from Grant King for operating purposes, respectively. The loan accrues interest at 11% and is due upon demand.  During the years ended March 31, 2009 and 2008, the Company paid $48,965 and $30,000 toward the note payable, respectively. In addition, during the year ended March 31, 2009 the principal balance of the note was reduced by $36,500 through the issuance of 243,333 shares of Series A. Upon issuance, the Company determined that the fair value of the Series A based on the fair value of the common stock equivalent was $116,800. In addition, the Series A was converted into 1,460,000 share of common stock on the date of issuance. The excess of $80,300 between the liability satisfied and the fair value was expense to general and administrative expenses on the accompanying statement of operations. The total loan outstanding from Grant King as of March 31, 2009 and 2008 was $5,233 and $102,700

During the fiscal year ended March 31, 2009, the Company issued 333,333 shares of Series A to Mark King in satisfaction of $50,000 in accrued salaries. Upon issuance, the Company determined that the fair value of the Series A based on the fair value of the common stock equivalent was $160,000. In addition, the Series A was converted into 2,000,000 shares of common stock on the date of issuance. The excess of $110,000 between the liability satisfied and the fair value was expense to general and administrative expenses on the accompanying statement of operations. In addition, during the fiscal year ended March 31, 2009, the individuals applied $79,680 of the liability toward the exercise price of 1,328,000 options at $0.06 per share.  As of March 31, 2009 and 2008, amounts payable to the individuals included in accrued liabilities were $176,320 and $65,300, respectively. Subsequent to March 31, 2009, the individuals exercised 1,276,000 options and reduced the amounts payable to them by an additional $73,560 through applying the required exercise price of $0.06 to the liability.

During the fiscal year ended March 31, 2008, the Company issued a purchase order to Catalyx Fluid Solutions, Inc. (“Catalyx”), for the purchase of resin, at the approximate cost of $756,000, needed for the operation of the Company’s wastewater treatment plant in Wyoming. Catalyx is partially owned by Juzer Jangbarwala, a Company Director and its Chief Technology Officer. In addition, from time to time Catalyx has paid for various costs related to the wastewater treatment plant on behalf of the Company, for which the Company has reimbursed Catalyx.  As of March 31, 2009 and 2008, amounts due to Catalyx included in accounts payable were $280,000.

In July 2007, the Company entered into a lease agreement with Catalyx Engineering, Inc. (“CEI”), a company that is owned in part by Juzer Jangbarwala, a Company Director and its Chief Technology Officer, to sub-lease approximately 7,000 square feet to serve as its new corporate office in Anaheim, California. The term of the lease is 18 months at a base monthly rent of $7,200.  During the years ended March 31, 2009 and 2008 payments to CEI for rent were $79,200 and $64,800, respectively. As of March 31, 2009, the Company has included $7,200 in accounts payable for rental payments due to CEI. In February 2009, the Company vacated the premises at the end of the lease term.

The Company utilized CEI for engineering services related to the design and construction of its water treatment plant in Wyoming. The agreement is verbal and provides engineering services at $75 per hour, which represents a 37.5% discount off of normal CEI rates. Total expenses incurred by the Company with CEI during the year ended March 31, 2009 and 2008 were $2,944 and $118,157, respectively.  As of March 31, 2009 and 2008, amounts due to CEI included in accounts payable were $23,803 and $24,354, respectively.

In previous periods, the Company utilized Fusion Solutions (“Fusion”) for manufacturing of product and promotional items for it OC Energy drink products. Fusion is partially owned by Mariano Fusco, a former owner and former CEO of the Company’s subsidiary, OC Energy and Albert Guerra, a partial owner of OC Energy.  As of March 31, 2009 and 2008, amounts due to Fusion included in accounts payable were $99,807.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Subsequent Events

Subsequent to March 31, 2009, the Company received $257,450 from 18 accredited investors for the purchase of 1,716,334 shares of Series A preferred stock.

See Note 10 for discussion regarding increase in authorized shares.

See Note 12 for discussion regarding the cease of operations of the Yates plant and the cancellation of the contract.

See Note 12 for discussion regarding subsequent legal proceedings.

See Note 13 for discussion of exercise of stock options in satisfaction of amounts payable to a related party.