Form 10-Q
period 2009-06-30
RG GLOBAL LIFESTYLES INC
filed 2009-08-19
CIK 932136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number: 000-254888

RG GLOBAL LIFESTYLES, INC.
(Exact Name of issuer as specified in its charter)

California	33-0230641
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2345 W Foothill, Suite 7, Upland, CA	91786
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (949) 888-9500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐   No ☒

As of August 19, 2009, there were 81,341,876 shares of the Registrant’s common stock issued and outstanding.

ii

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

RG GLOBAL LIFESTYLES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of June 30, 2009	As of March 31, 2009

Assets
Current assets:
Cash and cash equivalents	$7,005	$3,007
Accounts receivable	671	673
Prepaids and other current assets	8,750	-
Current assets of discontinued operations	552	2,565
Total current assets	16,978	6,245

Property and equipment, net	35,710	30,515
Assets held for sale	424,351	424,351
Intangible assets, net	561,642	576,042
Other assets	203,308	198,678
Assets of discontinued operations	3,094	3,094

Total Assets	$1,245,083	$1,238,925

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,017,204	$1,038,100
Accrued salaries and wages and consulting fees	1,114,491	1,082,488
Accrued liabilities	901,792	694,360
State income taxes payable	95,732	95,732
Convertible notes payable	500,000	500,000
Notes payable - related party	51,233	5,233
Notes payable	455,500	455,500
Current liabilities of discontinued operations	180,399	210,088
Total current liabilities	4,316,351	4,081,501

Long-term liability -
Warrant liability	375,645	-

Total liabilities	4,691,996	4,081,501

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding; 5,000,000 shares of Series A preferred stock have been designated with none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 77,865,011 and 76,368,211 issued; 77,865,011 and 76,368,211 outstanding, respectively	77,865	76,369
Additional paid-in capital	34,586,265	37,593,763
Accumulated deficit	(38,111,043)	(40,512,708)
Total stockholders' deficit	(3,446,913)	(2,842,576)

Total Liabilities and Stockholders' Deficit	$1,245,083	$1,238,925

The accompanying notes are an integral part of these financial statements.

RG GLOBAL LIFESTYLES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended
	June 30
	2009	2008
Revenue:
Water treatment related	$57,739	$90,419
Total revenues	57,739	90,419

Cost of revenues:
Water treatment related	67,073	218,052
Total cost of revenue	67,073	218,052

Gross loss	(9,334)	(127,633)

General and administrative, including stock-based compensation of $40,802 and $560,888 in 2009 and 2008, respectively	247,763	1,092,963
Selling and marketing	1,735	187
Project costs	70,364	178,169
Total expenses	319,862	1,271,319

Operating loss	(329,196)	(1,398,952)

Other income (expense):
Interest income	25	-
Interest expense	(30,098)	(48,931)
Change in fair value of derivative liability	99,065	-
Other income (expense)	(1,619)	1,077
Total other income (expense)	67,373	(47,854)

Net loss from continuing operations	(261,823)	(1,446,806)

Net income (loss) from discontinued operations, net of tax benefit of $0	20,580	(150,406)

Net loss	$(241,243)	$(1,597,212)

Weighted average number of common shares:
Basic and diluted	77,341,591	43,142,043

Net loss per share:
Basic and diluted – continuing operations	$(0.01)	$(0.03)
Basic and diluted – discontinued operations	$0.00	$(0.00)

The accompanying notes are an integral part of these financial statements.

RG GLOBAL LIFESTYLES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(241,243)	$(1,597,212)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts related to beneficial conversion features and warrants	-	11,111
Stock issued for services	-	127,179
Change in fair value of derivative liabilities	(99,065)	-
Fair value of common stock in excess of notes payable forgiven	-	14,913
Depreciation and amortization	17,160	238,028
Stock-based compensation	40,802	433,708
Change in operating assets and liabilities:
Accounts receivable	2	6,087
Inventory	-	14,297
Prepaid expenses	(6,593)	(37,044)
Other assets	(4,630)	-
Accounts payable	(29,380)	229,693
Accrued wages	79,256	-
Accrued liabilities	246,287	162,209
Net cash provided by (used in) operating activities	2,596	(397,031)

Cash flows from investing activities:
Purchase of fixed assets	(7,954)	-
Other assets	-	(8,252)
Net cash used in investing activities	(7,954)	(8,252)

Cash flows from financing activities:
Proceeds from notes payable - related party	9,500	-
Cash received for stock to be issued	-	250,000
Proceeds from sale of common stock	-	144,000
Net cash provided by financing activities	9,500	394,000
Net increase (decrease) in cash	4,142	(11,283)
Cash of discontinued operations	(552)	-
Cash - beginning of period	3,415	12,319
Cash - ending of period	$7,005	$1,036

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing and financing activities:
Exercise of stock options in settlement of accrued expenses	$70,813	$-
Conversion of stock options with notes payable and accrued interest	$-	$164,913

The accompanying notes are an integral part of these financial statements.

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

The Company operates in the wastewater treatment business.  Recently, the Company has changed its strategy from solely a build to sell manufacturing environment to include a royalty based model whereby the Company would license its DynIX™ Technology.

As of March 31, 2009, the Company decided to discontinue its energy drink operations and focus completely on marketing its water treatment technology.  As a result, the Company has classified balances related to its energy drink business as discontinued operations in its financial statements as of March 31, 2009.

Note 2 – Accounting Policies and Basis of Presentation

The consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements and notes thereto of the Company for the year ended March 31, 2009 included in the Company's annual report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.  The financial statements for the three months ended June 30, 2009, are not necessarily indicative of the results expected for the full year.

Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Aquair, Inc. (inactive), its majority owned subsidiary OC Energy Drink, Inc. (inactive), after elimination of all material inter-company accounts and transactions. OC Energy is classified as discontinued operations.

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

Customer
During the three months ending June 30, 2009, the Company discontinued doing business with its only customer for water treatment.  The loss of this customer has had a significant impact on the Company’s financial results, see Note 3.

Net Loss Per Share
Net loss per share is provided in accordance with SFAS No. 128 “Earnings Per Share” (“SFAS 128”). Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period, after giving effect to dilutive common stock equivalents, such as stock options, warrants and convertible debt. The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive for the three months ended June 30, 2009 and 2008:

	2009	2008

Common stock options	6,121,455	7,903,579
Common stock warrants	16,444,328	15,950,440
Secured convertible notes	9,532,700	-
Totals	32,098,483	23,854,019

Note 3 - Going Concern Considerations

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, during the quarter ended June 30, 2009, the Company incurred an operating loss from continuing operations before income taxes of $261,823, and generated only $2,790 of cash from operations. As of June 30, 2009, the Company had a working capital deficit of $4,299,373. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain equity and/or debt financing and ultimately achieving profitable operations from the development of its business segments. During the quarter ended June 30, 2009, the Company funded operations through debt and equity offerings. Currently, the Company does not have any commitments or assurances for additional capital. In fiscal 2009, the Company commenced production under the water treatment contract with a customer but shut down the plant in April 2009 due to its inability to negotiate a higher royalty rate. In addition, the Company’s only customer has declined to move forward with constructing additional water treatment facilities.  There can be no assurance that the revenue from these contracts will be sufficient for the Company to achieve profitability in its operations, and it is possible that additional equity or debt financing may be required to for the Company to continue as a going concern. The Company estimates it has current cash reserves sufficient to fund operations through Q2 of fiscal 2010.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities, which might be necessary in the event the Company cannot continue in existence.

Note 4 – Property and Equipment

Property and equipment as of June 30, 2009 and March 31, 2009 consisted of the following:

	June 30, 2009	March 31, 2009
Office equipment, computer software, and furniture and fixtures	$55,216	$47,254
Accumulated depreciation	(19,506)	(16,739)
Total	$35,710	$30,515

During the three months years ended June 30, 2009 and 2008, the Company recorded depreciation expense of $2,767 and $154,690, respectively.

Note 5 – Assets Held for Sale – Impairment of Asset

On December 8, 2008, the Company entered into a Memorandum of Understanding (“MOU”) to sell its only existing water treatment plant to a third party. As a result, the Company had classified the plant as Assets Held for Sale under SFAS 144. In April 2009, the MOU was terminated because the Company was unable to close the transaction largely due to the inability to obtain a higher royalty under the Yates contact and the unwillingness of Yates to add additional plants. In connection with the cancellation of the MOU, the Company has shut the plant down due to the inability to currently run the plant at a profit and ultimately the contract was cancelled. The Company is currently in negotiations with other potential customers to purchase the plant. However, to do so the plant will have to be moved to an alternative location. Thus, the costs to sell the plant increased substantially and the fair market value of the plant decreased upon cancellation of the MOU as some of the costs cannot be recaptured upon sale. The Company determined the fair value of the plant through estimating the fair market value of the assets based on the original purchase price and the residual value. The Company has only included assets in which could be transported to a new location. As a result, the Company determined that the carrying value of the plant had been impaired and recorded a loss on impairment on assets held for sale of $1,988,658 during the year ended March 31, 2009. The net book value of the assets held for sale is $424,351 as of June 30, 2009.

Based on initial discussions with potential replacement customers it appears that the Company is expected to have a continued interest in the assets and thus has continue to reflect the asset as continued operations. The Company will continue to evaluate the classification of the plant.

Note 6 – DynIX™ Technology

During fiscal 2007, the Company entered into a series of agreements with Catalyx Fluid Solutions, Inc. (“Catalyx”) pursuant to which the Company acquired certain technology, know-how, and patent rights related to water treatment for use in the oil and gas industry. In addition, per the terms of the acquisition agreement the initial $200,000 paid will be offset against future royalties of $0.01 per barrel of water treated and 5% of equipment sold based on the Catalyx technology. Royalties earned by Catalyx during the three month period ended June 30, 2009 and 2008, the Company recorded amortization expense of $4,679 and $4,566, respectively.  During the three months ended June 30, 2009 and 2008, the Company recorded amortization expense of $14,400 and $78,877, respectively.

Note 7 – Discontinued Operations

The Company has recently changed its focus to its water treatment segment due to the decrease in energy drink revenues at OC Energy resulting from its inability to market the product or obtain any contracts to place its products with retailers. Thus, during the 4th quarter of fiscal 2009, management decided to formally discontinue the operations of OC Energy. The Company is currently attempting to sell the assets, including intangibles, but to date have been unsuccessful in finding a buyer.

In accordance with SFAS 144, OC Energy’s financial results, including those discussed above have been classified as a discontinued operation in the consolidated financial statements for all periods presented.

The financial results of OC Energy included in discontinued operation are as follows for the three months ended by June 30:

	2009	2008
Sales	$4,800	$29,618
Income taxes	-	-
Income (loss) from discontinued operations after income taxes	$20,580	$(150,406)

The following is the condensed balance sheets of OC Energy as of June 30 and March 31, 2009:

	June 30, 2009	March, 31 2009
Assets
Current assets:
Cash and cash equivalents	$552	$405
Other current assets	-	2,160
Total current assets	552	2,565
Other assets	3,094	3,094
Total assets	$3,646	$5,659

Liabilities
Current liabilities:
Accounts payable	$178,858	$187,341
Accrued expenses	1,541	22,747
Total liabilities	$180,399	$210,088

Management believes there are no contingent liabilities related to discontinued operations.

Note 8 – Certain Balance Sheet Elements

Other Assets

At June 30, 2009 and March 31, 2009, the Company had deposits with various vendors comprised of the following:

	June 30, 2009	March 31, 2009
Deposit against future Catalyx royalty	$175,652	$180,331
Other	27,656	18,347
Total	$203,308	$198,678

Accrued Liabilities

At June 30, 2009 and March 31, 2009, the Company had accrued expenses as follows:

	June 30, 2009	March 31, 2009
Amounts due to YPC (see Note 12)	$230,972	$230,972
Accrued interest	134,514	120,327
Cash received for preferred stock to be issued	378,562	141,112
Accrued consulting fees	85,391	128,235
Other	72,353	73,714
Totals:	$901,792	$694,360

Note 9 – Notes Payable

Fiscal 2007 Note Payable

2007 Notes Payable
On January 12, 2007, the Company entered into a note agreement with an accredited investor for proceeds totaling $350,000.  This note matured on January 12, 2008 and is currently in default as the holder had demanded payment. In connection with the default, the interest rate increased to 11% per annum. As of June 30, 2009, accrued interest recorded in accrued liabilities related to this note was $564.  See Note 12 for discussion of a lawsuit filed by holder of the note against the Company and the payment of accrued interest by Company

Note Payable to Vendor

On January 29, 2008, the Company the issued a promissory note to a vendor in settlement of $780,500 in accounts payable. The vendor manufactured and installed the Company’s water treatment facility.  The note bears interest at 10% per annum with a one time default penalty of 10% of the principal balance, and is secured by the Company’s contract with Yates Petroleum Corporation and the equipment that was manufactured by the vendor.  The note calls for an initial payment of $270,000 due on February 1, 2008 with monthly principal payments of $100,000 due each month until paid off.  The Company did not make its April 2008 payment and any payments there after and is currently in default on this note.  As a result of this default, the Company accrued an additional $41,000 penalty to interest expense during the year ended March 31, 2009.  The balance due on this note at June 30, 2009, was $410,500 with accrued interest and penalties of $96,895.

MOU Note Payable

On December 17, 2008, the Company issued a $45,000 promissory note in connection with the MOU to purchase its water treatment plant.  The funds were used for operations.  The note bears interest at 10% with a default rate of 18%.  The sale was never completed and the note matured on March 8, 2009.  See Note 6 for more disclosure regarding the MOU.  As of June 30, 2009, the note is in default and interest is being accrued at the default rate.

Convertible Notes Payable

In April and September 2008, the Company entered into note agreements with an accredited investor and shareholder for proceeds totaling $150,000.  The notes are due on demand, incur interest at 11% and are convertible into 1,000,000 shares of Series A Preferred Stock. As of June 30, 2009, the notes were outstanding and accrued interest recorded in accrued liabilities related to this note was $17,961.

Note 10 – Stockholders’ Deficit

Stock options exercised

During the three months ended June 30, 2009, non employees exercised stock options for 1,496,800 shares of common stock for services rendered by consultants and employees.  The exercises were cash less of which liabilities of approximately $71,000 were used to offset the exercise price of $0.06.

Series A Preferred Stock

As of June 30, 2009, the Company has received gross proceeds of $378,562 for the purchase of 2,523,747 shares of Series A preferred stock (“Series A”) at $0.15 per share.  The proceeds have been recorded as accrued liabilities as to date the required Series A shares have not been issued.

Note 11 – Options and Warrants

Options

On May 3, 2006 and December 26, 2006, the Company’s Board of Directors adopted the 2006 and 2007 Incentive and Non-statutory Stock Option Plan (“2006 Plan”) for issuance of stock options to employees and others. Compensation expense for these plans recorded during the three months ended June 30, 2009 and 2008 was $40,802 and $433,708, respectively.

The following is a summary of activity of outstanding stock option activity for the three months ended June 30, 2009:

Number
of Shares
Balance, March 31, 2009	7,618,255
Options granted	-
Options exercised	(1,496,800)
Options cancelled or forfeited	-

Balance, June 30, 2009	6,121,455

Although management believes its estimate regarding the fair value of the services to be reasonable, there can be no assurance that all of the subjective assumptions will remain constant, and therefore the valuation of the services may not be a reliable measure of the fair value of stock compensation or stock based payments for consulting services.

Warrants
Effective January 1, 2009 the adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting EITF 07-5, 4,888,888 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have an exercise price of $0.90 and expire in May of 2013. As such, effective April 1, 2009 we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in May 2006. On April 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $3,117,618; $2,642,907 from retained earnings and $474,710 to a long-term warrant liability to recognize the fair value of such warrants on such date. The fair value of these common stock purchase warrants declined to $375,645 as of June 30, 2009. As such, we recognized a gain of $99,065 from the change in fair value of these warrants for the three months ended June 30, 2009.

These common stock purchase warrants were initially issued in connection note payable. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	June 30,	April 1,
	2009	2009
Annual dividend yield	-	-
Expected life	3.92	4.17
Risk-free interest rate	1.65%	1.65%
Expected volatility	250%	250%

Expected volatility is based primarily on historical volatility. Historical volatility was computed using weekly pricing observations for recent periods that correspond to the remaining life of the warrants. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. We currently have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on five-year U.S. Treasury securities.

As discussed in Note 4, as a result of adopting EITF 07-5, 4,888,888 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. As such, effective April 1, 2009 we reclassified the fair value of these common stock purchase warrants as follows:

	Additional Paid-in	Accumulated
	Capital	Deficit

Balances at March 31, 2009	$37,593,763	$(40,512,708)

Cumulative effect of warrants reclassified	(3,117,617)	3,117,618
Reclassification of long term warrant liability	-	(474,710)
Q1 equity issuances	110,119	-
Net loss	-	(241,243)

Balances at June 30, 2009	$34,586,265	$(38,111,043)

The following is a summary of activity of outstanding common stock warrants for the three months ended June 30, 2009:

Number
Of Shares

Balance, March 31, 2009	16,444,328
Warrants granted	-
Warrants exercised	-
Balance, June 30, 2009	16,444,328

Note 12 – Commitments and Contingencies

Legal Proceedings

On June 11, 2008, the Company and Grant King was served a lawsuit from one of its note holders claiming that the Company defaulted on repayment on a note payable in the amount of $350,000 plus interest at 8%.  The complaint asks for payment of these amounts plus damages.  On August 12, 2008, the parties agreed to stipulated order whereby Grant King was dismissed from the lawsuit and the Company was granted a 90-day extension to respond to the complaint (until November 10, 2008) in exchange the Company paid $49,530 which represents the interest due on the note through July 18, 2008. On January 30, 2009, the Company paid $8,016 of additional interest on the note making it then current, and entered into a stipulation whereby the Company had until February 19, 2009 to satisfy this entire note obligation.  The Company failed to do so and on April 1, 2009, a judgment was entered against it. As of June 30, 2009, the Company has the principal of $350,000 and accrued interest of $564 recorded in the financial statements.

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

Water Treatment Contract

On June 25, 2007, the Company entered into contract with Yates Petroleum Corporation (“YPC”) to engineer, design, and install a water treatment system (“System”) of Coal Bed Methane (“CBM”) produced water provided by YPC. The Company will own and operate the System and regeneration waste pond. The Company will receive a base rate under the contract of $0.125 (12.50 cents) per barrel (42 US gallons) of water discharged by the System. The term of the contract was for 60 months from the start of the first billing cycle.

YPC was responsible for constructing the inflow pond and will receive a credit from the Company of $50,000 each month for the first three months of operation. In addition, YPC received reimbursements on current billings for future repairs and maintenance to the inflow pond. As of June 30, 2009, the Company accrued $230,972 related to reimbursement of costs due to YPC for the construction of the inflow pond and repair and maintenance incurred on behalf of the Company which is included in accrued expenses on the accompanying balance sheet. The Company expensed these costs as the future cash flows of the facility did not support the carrying value of the plant at the time the expenditures were incurred. In April 2009, due to the customers unwillingness to change the royalty rate under the contract the Company shut down the plant and subsequently cancelled the contract. The Company is currently exploring other options including the sale of the plant to other potential customers, see Note 5 for additional information.

Note 13 – Related Party Transactions

From time to time, Grant King, Chief Executive Officer, loans the Company monies for operating purposes. The loan accrues interest at 11% and is due upon demand.  During the three months ended June 30, 2009, an additional $9,500 was advanced to the Company under the terms stated above. As of June 30, 2009 amounts outstanding under the note are $51,233.

As of June 30, 2009, amounts due to its subsidiary, Aquair Asia, for contractual services are $122,378, which are included in accrued salaries on the accompanying balance sheet. Grant King is also the subsidiary President. During the three months ended June 30, 2009, 996,000 stock options were exercised which reduced the amounts payable to the subsidiary by an additional $59,760 through applying the required exercise price of $0.06 to the liability.

During the fiscal year ended March 31, 2008, the Company issued a purchase order to Catalyx Fluid Solutions, Inc. (“Catalyx”), for the purchase of resin, at the approximate cost of $756,000, needed for the operation of the Company’s wastewater treatment plant in Wyoming. Catalyx is partially owned by Juzer Jangbarwala, a former Company Director and Chief Technology Officer. In addition, from time to time Catalyx has paid for various costs related to the wastewater treatment plant on behalf of the Company, for which the Company has reimbursed Catalyx.  As of June 30, 2009, amounts due to Catalyx included in accounts payable were $280,000.

In July 2007, the Company entered into a lease agreement with Catalyx Engineering, Inc. (“CEI”), a company that is owned in part by Juzer Jangbarwala, a former Company Director and Chief Technology Officer, to sub-lease approximately 7,000 square feet to serve as its new corporate office in Anaheim, California. As of June 30, 2009, the Company has included $7,200 in accounts payable for rental payments due to CEI.

The Company utilized CEI for engineering services related to the design and construction of its water treatment plant in Wyoming.  As of June 30, 2009, amounts due to CEI included in accounts payable were $23,803.

In previous periods, the Company utilized Fusion Solutions (“Fusion”) for manufacturing of product and promotional items for it OC Energy drink products. Fusion is partially owned by Mariano Fusco, a former owner and former CEO of the Company’s subsidiary, OC Energy and Albert Guerra, a partial owner of OC Energy.  As of June 30, 2009, amounts due to Fusion included in accounts payable were $99,807.

Note 14 – Subsequent Events

Subsequent to June 30, 2009, the Company received $94,000 for the purchase of 626,667 shares of Series A preferred stock.

On July 15, 2009, the Company amended their articles of incorporation to increase the number of authorized common shares to 200 million and to increase the designation of Series A preferred stock to 10 million shares.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

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
☐
Ability to grow business in DynIX wastewater treatment technology, and meet or exceed its return on shareholders’ equity target, which will depend on the Company’s ability to manage its capital needs and the effect of business and/or acquisitions;

☐	If acquisitions are made, the costs and successful integration of acquisitions;
☐	Barriers in trade with foreign countries or tariff regulations and other United States and foreign laws;
☐	Loss of customers or sales weakness;
☐	Effect of environmental regulations in the field of wastewater treatment associated with coal bed methane mining;
☐	Inability to achieve future sales levels or other operating results;
☐	Ability to locate suitable new products for distribution within our business sector, and retain licensing rights to such new products on acceptable terms;
☐	The continuation of favorable trends, including the drop in affordable potable water globally;
☐	Outcomes and costs associated with litigation and potential compliance matters;
☐	Inadequacies in the Company’s internal control over financial reporting, which could result in inaccurate or incomplete financial reporting;
☐	Dilution to Shareholders from convertible debt or equity financings;
☐	Loss of key management or other unanticipated personnel changes;
☐	The unavailability of funds for capital expenditures; and
☐	Operational inefficiencies in distribution or other systems.

The following discussion should be read in conjunction with the historical financial statements and related notes thereto of R.G. Global Lifestyles, Inc., including Form 10-K as of March 31, 2009.

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

OC ENERGY DRINKS

The Company is discontinuing investing in its energy drink in order to focus its resources on the development and licensing of its DynIX™ Technology.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2009 AND 2008.

The following table summarizes the results of continuing operations and balance sheet amounts of the Company for the periods and dates shown:

	Three Months Ended June 30,
	2009	2008
INCOME STATEMENT DATA
Revenue	$57,739	$90,419
Gross profit (loss)	$(9,344)	$(127,633)
Loss from operations	$(329,196)	$(1,398,952)
Net income (loss) from continuing operations	(261,823)	(1,446,806)
Net loss	$(241,243)	$(1,597,212)
Net loss per weighted average common share	$(0.00)	$(0.04)

	As of	As of
	June 30, 2009	March 31, 2009
BALANCE SHEET DATA
Total assets	$1,245,083	$1,238,925
Total liabilities	$4,691,996	$4,081,501
Stockholders' deficit	$(3,446,913)	$(2,842,576)

REVENUES

	For the quarter ended June 30,		Increase/(Decrease)
	2009	2008	$	%
Revenues	$57,739	$90,419	$(32,680)	(36%	)

During the quarter ended June 30, 2008, the Company treatment and purified approximately 450,000 barrels of waste water at the Yates plant as compared to 468,000 barrels during the quarter ended June 30, 2009. The decrease in water treatment sales was due to the cancellation of its contract with Yates Petroleum during the quarter ended June 30, 2009.

GROSS PROFIT (LOSS)

	For the quarter ended June 30,		Increase/(Decrease)
	2009	2008	$	%
Gross (loss)	$(9,334)	$(127,633)	$118,299	93%

The gross profit from the Company’s results for the quarter ended June 30, 2009 was primarily the result from credits received on acid purchases realized in the current quarter. During the quarter ended June 30, 2008, gross loss associated with the Company's water treatment technology was $127,633. During the quarter ended June 30, 2009, the Company was unable to operate the plant at full capacity. Included in its cost of sales were labor costs and depreciation expense of approximately $150,000.

TOTAL OPERATING EXPENSES

	For the quarter ended June 30,		Increase/(Decrease)
	2009	2008	$	%
Total Operating Expenses	$319,862	$1,271,319	$(951,457)	75%

Total operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, legal expense, information systems expense, and product marketing and sales expense. The decrease in total operating expenses in the quarter ended June 30, 2009 as compared to the quarter ended June 30, 2008 was primarily the result of decreases in salaries and wages, consulting and stock based compensation.

DISCONTINUED OPERATIONS

	For the quarter ended June 30,		Increase/(Decrease)
	2009	2008	$	%
Discontinued Operations	$20,580	$(150,406)	$170,986	114%

The company realized a gain from discontinued operations for the quarter ended June 30, 2009 as compared to the quarter ended June 30, 2008 due credits received from vendors in 2009 relatively low administrative expenses as compared to the quarter ended June 30, 2008.

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

The Company’s principal sources of liquidity consist of cash and cash equivalents, cash generated from product sales and construction contracts, and the issuance of equity and/or debt securities. In addition to funding operations, the Company’s principal short-term and long-term liquidity needs have been, and are expected to be, the debt service requirements of its notes payable, capital expenditures and general corporate expense expenses. In addition, as its sales and operations continue to increase, the Company anticipates significant increases in purchases of equipment for the construction of plants utilizing the DynIX™ Technology. As of June 30, 2009, the Company had cash and cash equivalents of $7,005, and liabilities outstanding of $4,691,996.

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

OPERATING ACTIVITIES

Operating cash flows provided during the three months ended June 30, 2009, amounted to $2,596.  The primary use of operating cash was to pay consultants and salaries and wages. This was the result of a net loss of $241,243 offset by non-cash and non-operating items (depreciation, amortization of intangible assets, stock-based compensation and interest expense from the amortization of debt discounts) totaling $41,103 and net changes in current assets and liabilities of $284,942.

INVESTING ACTIVITIES

Investing cash flows used during the three months ended June 30, 2009, amounted to $7,954 used primarily for minor fixed asset acquisitions.

FINANCING ACTIVITIES

Financing cash flows during the three months ended June 30, 2009, amounted to $9,500 and consisted entirely of a loan from a related party investor.

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

The methods, estimates, and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined “critical accounting policies” as those accounting policies that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates relate to the fair value of warrant liabilities.  We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 2, “Summary of Significant Accounting Policies” in the notes to our reviewed financial statements appearing elsewhere in this quarterly report and our annual audited financial statements appearing on Form 10-K. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available, and actual results may differ significantly from these estimates.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk – N/A

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

As required by SEC Rule 13a-15 or Rule 15d-15, our Chief Executive and Principal Accounting Officers carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  In the course of this evaluation, our chief executive officer and principal accounting  officer concluded that our disclosure controls and procedures were not effective in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the Principal Accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

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

Based on the foregoing evaluation, the Company has concluded that there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  The Company continues to have material weaknesses in its internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On June 11, 2008, the Company and Grant King was served a lawsuit from one of its note holders claiming that the Company defaulted on repayment on a note payable in the amount of $350,000 plus interest at 8%.  The complaint asks for payment of these amounts plus damages.  On August 12, 2008, the parties agreed to stipulated order whereby Grant King was dismissed from the lawsuit and the Company was granted a 90 day extension to respond to the complaint (until November 10, 2008) and in exchange the Company paid $49,530 which represents the interest due on the note through July 18, 2008.  On January 30, 2009, the Company paid $8,016 of additional interest on the note making it then current, and entered into a stipulation whereby the Company had until February 19, 2009 to satisfy this entire note obligation.  The Company failed to do so and on April 1, 2009, a judgment was entered against it. As of June 30, 2009, the Company has the principal of $350,000 and accrued interest of $564 recorded in the financial statements. No amounts for damages have been accrued in the accompanying consolidated financial statement other than the note payable and accrued interest (see Note 12).

On July 11, 2008, the Company received notice that one of the Company’s vendors filed a lien against the Company’s water treatment plant for past due amounts due to the vendor. As of June 30, 2009, the vendor is due $140,310, which is included in accounts payable.

Other than the foregoing, the Company is not aware of any litigation, either pending or threatened.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

R G Global Lifestyles, Inc.

Signature	Title	Date

___________________________
Grant King	Chief Executive Officer	August 17, 2009

___________________________
Richard Lambright	Principal Accounting Officer	August 17, 2009