Form 10-Q
period 2009-09-30
RG GLOBAL LIFESTYLES INC
filed 2009-12-24
CIK 932136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number: 000-254888

RG GLOBAL LIFESTYLES, INC.
(Exact Name of issuer as specified in its charter)

California	33-0230641
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2345 W Foothill, Suite 7, Upland, CA	91876
(Address of principal executive offices)	(Zip Code)

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
Yes ☐   No ☒

As of September 30, 2009, there were 93,323,856 shares of the Registrant’s common stock issued and outstanding.

INDEX

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets –September 30, 2009 and March 31, 2009	1

	Consolidated Statements of Operations For the Three and Six Months ended September 30, 2009 and 2008	2

	Consolidated Statements of Cash Flows For the Six Months ended September 30, 2009 and 2008	3

	Notes to Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T.	Controls and Procedures	19
PART II – OTHER INFORMATION
		19
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information
Item 6.	Exhibits	20

SIGNATURES		21

Item 1. Financial Statements
PART I — FINANCIAL INFORMATION
RG GLOBAL LIFESTYLES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of September 30, 2009	As of March 31, 2009

Assets
Current assets:
Cash and cash equivalents	$4,147	$3,007
Accounts receivable	673	673
Current assets of discontinued operations	1,245	2,565
Total current assets	6,065	6,245

Property and equipment, net	32,949	30,515
Assets held for sale (Note 5)	411,722	424,351
Intangible assets, net	547,241	576,042
Other assets	216,768	198,678
Assets of discontinued operations	3,094	3,094

Total Assets	$1,217,839	$1,238,925

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,055,328	$1,038,100
Accrued salaries and wages and consulting fees	1,185,955	1,082,488
Accrued liabilities	732,898	694,360
State income taxes payable	95,732	95,732
Convertible notes payable	500,000	500,000
Notes payable - related party	51,233	5,233
Notes payable	455,500	455,500
Current liabilities of discontinued operations	63,996	210,088
Total current liabilities	4,140,642	4,081,501

Long-term liability -
Warrant liability	219,998	-

Total liabilities	4,360,640	4,081,501

Commitments and Contingencies (Note 12)

Stockholders' Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding; 10,000,000 shares of Series A preferred stock have been designated with none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 93,323,856 and 79,845,076 issued;93,069,491 and 76,368,211 outstanding, respectively	93,070	76,369
Additional paid-in capital	35,061,092	37,593,763
Accumulated deficit	(38,296,963)	(40,512,708)
Total stockholders' deficit	(3,142,801)	(2,842,576)

Total Liabilities and Stockholders' Deficit	$1,217,839	$1,238,925

The accompanying notes are an integral part of these financial statements.

RG GLOBAL LIFESTYLES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30		September 30
	2009	2008	2009	2008
Revenue:
Water treatment related	$-	$-	$57,739	$90,419
Total revenues	-	-	57,739	90,419

Cost of revenues:
Water treatment related	36,608	215,228	103,681	433,280
Total cost of revenue	36,608	215,228	103,681	433,280

Gross loss	(36,608)	(215,228)	(45,942)	(342,861)

General and administrative	348,592	677,740	596,354	1,770,703
Selling and marketing	1,605	519	3,340	706
Project costs	5,100	62,365	75,464	240,534
Total expenses	355,297	740,624	675,158	2,011,943

Operating loss	(391,905)	(955,852)	(721,100)	(2,354,804)

Other income (expense):
Interest income	-	66	25	66
Interest expense	(27,788)	(104,689)	(57,886)	(153,620)
Loss on sale of assets	(6,329)	-	(6,329)	-
Change in fair value of derivative liability	155,647	-	254,712	-
Other income (expense)	(403)	-	(2,023)	1,077
Total other income (expense)	121,127	(104,623)	188,499	(152,477)

Net loss from continuing operations	(270,778)	(1,060,475)	(532,601)	(2,507,281)

Net income (loss) from discontinued operations, net of tax benefit of $0	84,859	(103,199)	105,439	(253,605)

Net loss	$(185,919)	$(1,163,674)	$(427,162)	$(2,760,886)

Weighted average number of common shares:
Basic and diluted	82,631,031	44,319,500	77,341,591	43,772,751

Net income (loss) per share:
Basic and diluted – continuing operations	$(0.00)	$(0.03)	$(0.01)	$(0.06)
Basic and diluted – discontinued operations	$0.00	$(0.03)	$0.00	$(0.06)

The accompanying notes are an integral part of these financial statements.

RG GLOBAL LIFESTYLES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited)

	For the Six Months Ended
	September 30
	2009	2008
Cash flows from operating activities:
Net loss	$(427,162)	$(2,760,886)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts related to beneficial conversion features and warrants	-	22,222
Stock issued for services	-	110,197
Change in fair value of derivative liabilities	(254,712)
Fair value of common stock in excess of notes payable forgiven	-	94,890
Depreciation and amortization	34,329	468,333
Loss on disposal of asset	6,329	-
Stock-based compensation	81,602	764,392
Change in operating assets and liabilities:
Accounts receivable	-	271
Inventory	-	9,268
Income tax refund	-	143,775
Prepaid expenses	2,157	(37,063)
Other assets	(18,889)	-
Accounts payable	(78,758)	270,134
Accrued wages	221,970	-
Accrued liabilities	118,451	539,312
Net cash used in operating activities	(314,683)	(375,155)

Cash flows from investing activities:
Purchase of fixed assets	(7,952)	-
Other assets	-	(17,592)
Net cash used in investing activities	(7,952)	(17,592)
Cash flows from financing activities:
Proceeds from notes payable - related party	9,500	-
Proceeds from preferred stock issued for cash	314,312	231,000
Cash received from stock to be issued		168,000
Net cash provided by financing activities	323,812	399,000
Net increase in cash	1,177	6,253
Cash of discontinued operations	(445)	2,379
Cash - beginning of period	3,415	9,940
Cash - end of period	$4,147	$18,572

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing and financing activities:
Issuance of common stock in settlement of accounts payable and accrued expenses	$49,870	$-
Settlement of accounts payable and accrued liabilities with stock option conversions	71,250	-
Conversion of Series A preferred stock into common stock	323,062	-
Conversion of stock options with notes payable and accrued interest	$-	$300,000

The accompanying notes are an integral part of these financial statements.

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

The Company operates in the wastewater treatment business.  Recently, the Company has changed its strategy from solely a build to sell manufacturing environment to include a royalty based model whereby the Company would license its DynIX™ Technology.  Currently the Company is focusing its efforts toward potential customers in Australia. They are drilling thousands of Coal Seam Gas wells, (CSG as they call it in Australia) which produce millions of barrels of “produced water”.  This produced water has to be processed and utilized in environmentally sound ways to satisfy the regulations of the Queensland Government.  This area has tremendous potential for our DynIX ™ Technology and we are currently exploring multiple opportunities.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements and notes thereto of the Company for the year ended March 31, 2009 included in the Company's annual report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.  The financial statements for the three and six months ended September 30, 2009, are not necessarily indicative of the results expected for the full year.

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

Customer
During the six months ending September 30, 2009, the Company discontinued doing business with its only customer for water treatment.  The loss of this customer has had a significant impact on the Company’s financial results, see Note 3.

Net Loss Per Share
Net loss per share is provided in accordance with SFAS No. 128 “Earnings Per Share” (“SFAS 128”), codified into 260. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period, after giving effect to dilutive common stock equivalents, such as stock options, warrants and convertible debt. The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive for the six months ended September 30, 2009 and 2008:

	2009	2008

Common stock options	4,703,955	3,520,215
Common stock warrants	16,444,328	3,582,433
Secured convertible notes	9,532,700	-
Totals	30,680,983	7,102,648

Recent Accounting Pronouncements
In May 2009, the Financial Accountings Standards Board (“FASB”) issued ASC 855 “Subsequent Events” (formerly SFAS No. 165, Subsequent Events). FASB ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim and annual financial periods ending after June 15, 2009. The Company adopted ASC 855 during the three months ended June 30, 2009. The Company evaluated subsequent events through the issuance date of the financial statements, December 24, 2009, and has disclosed the events identified within this filing.

In June 2009, the FASB issued ASC 105 “Generally Accepted Accounting Principles” (formerly SFAS No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162). ASC 105 establishes the FASB Accounting Standards Codification as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. ASC 105, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Company adopted ASC 105 during the three months ended September 30, 2009 with no impact to its financial statements, except for the changes related to the referencing of financial standards.

Note 3 - Going Concern Considerations

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, during the six months ended September 30, 2009, the Company incurred an operating loss from continuing operations before income taxes of $721,100, and used $314,683 of cash for operations. As of September 30, 2009, the Company had a working capital deficit of $4,134,577. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain equity and/or debt financing and ultimately achieving profitable operations from the development of its business segments. During the six months ended September 30, 2009, the Company funded operations through debt and equity offerings. Currently, the Company does not have any commitments or assurances for additional capital. In fiscal 2009, the Company commenced production under the water treatment contract with a customer but shut down the plant in April 2009 due to its inability to negotiate a higher royalty rate. In addition, the Company’s only customer has declined to move forward with constructing additional water treatment facilities.  There can be no assurance that the revenue from these contracts will be sufficient for the Company to achieve profitability in its operations, and it is possible that additional equity or debt financing may be required to for the Company to continue as a going concern. The Company estimates it has current cash reserves sufficient to fund operations through Q3 of fiscal 2010.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities, which might be necessary in the event the Company cannot continue in existence.

Note 4 – Property and Equipment

Property and equipment as of September 30, 2009 and March 31, 2009 consisted of the following:

	September 30, 2009	March 31, 2009
Office equipment, computer software, and furniture and fixtures	$55,217	$47,254
Accumulated depreciation	(22,268)	(16,739)
Total	$32,949	$30,515

During the six months years ended September 30, 2009 and 2008, the Company recorded depreciation expense of $5,528 and $308,930, respectively.

Note 5 – Assets Held for Sale – Impairment of Asset

On December 8, 2008, the Company entered into a Memorandum of Understanding (“MOU”) to sell its only existing water treatment plant to a third party. As a result, the Company had classified the plant as Assets Held for Sale under SFAS 144, codified into FASB ASC 360. In April 2009, the MOU was terminated because the Company was unable to close the transaction largely due to the inability to obtain a higher royalty under the Yates contact and the unwillingness of Yates to add additional plants. In connection with the cancellation of the MOU, the Company has shut the plant down due to the inability to currently run the plant at a profit and ultimately the contract was cancelled. The Company is currently in negotiations with other potential customers to purchase the plant. However, to do so the plant will have to be moved to an alternative location. Thus, the costs to sell the plant increased substantially and the fair market value of the plant decreased upon cancellation of the MOU as some of the costs cannot be recaptured upon sale. The Company determined the fair value of the plant through estimating the fair market value of the assets based on the original purchase price and the residual value. The Company has only included assets in which could be transported to a new location. As a result, the Company determined that the carrying value of the plant had been impaired and recorded a loss on impairment on assets held for sale of $1,988,658 during the year ended March 31, 2009. The net book value of the assets held for sale is $411,722 as of September 30, 2009.

Based on initial discussions with potential replacement customers it appears that the Company is expected to have a continued interest in the assets and thus has continued to reflect the asset as continued operations. Subsequent to September 30, 2009, a vendor was given a summary judgment allowing the potentially foreclosure on the assets of the plant. The Company does not expect to have a future interest in the plant due to this judgment. Due to these circumstances, the Company evaluated the time line of events and factors in determined that the filing of the request for summary judgment by the vendor was a change in the legal landscape that directly impacted the carrying value of the plant. Prior to the summary filing, the Company expected the case to go to trial in February 2010. Thus, the Company expects to record a further impairment of the plant during the quarter ended December 31, 2009. The Company is currently determining the impact on the financial statements.

Note 6 – DynIX™ Technology

During fiscal 2007, the Company entered into a series of agreements with Catalyx Fluid Solutions, Inc. (“Catalyx”) pursuant to which the Company acquired certain technology, know-how, and patent rights related to water treatment for use in the oil and gas industry. In addition, per the terms of the acquisition agreement the initial $200,000 paid will be offset against future royalties of $0.01 per barrel of water treated and 5% of equipment sold based on the Catalyx technology. Royalties earned by Catalyx during the six month period ended September 30, 2009 and 2008, were  $4,679 and $4,566, respectively.  During the six months ended September 30, 2009 and 2008, the Company recorded amortization expense of $28,801 and $165,604, respectively.

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

The financial results of OC Energy included in discontinued operation are as follows for the three months ended September 30:

	2009	2008
Sales	$-	$6,851
Income taxes	-	-
Income (loss) from discontinued operations after income taxes	$84,859	$(103,199)

The financial results of OC Energy included in discontinued operation are as follows for the six months ended by September 30:

	2009	2008
Sales	$4,800	$36,469
Income taxes	-	-
Income (loss) from discontinued operations after income taxes	$105,439	$(253,605)

The following is the condensed balance sheets of OC Energy as of September 30 and March 31, 2009:

	September 30, 2009	March, 31 2009
Assets
Current assets:
Cash and cash equivalents	$1,245	$408
Other current assets	-	2,157
Total current assets	1,245	2,565
Other assets	3,094	3,094
Total assets	$4,339	$5,659

Liabilities
Current liabilities:
Accounts payable	$63,196	$187,341
Accrued expenses	800	22,747
Total liabilities	$63,996	$210,088

Management believes there are no contingent liabilities related to discontinued operations.

 Note 8 – Certain Balance Sheet Elements

Other Assets

At September 30, 2009 and March 31, 2009, the Company had deposits with various vendors comprised of the following:

	September 30, 2009	March 31, 2009
Deposit against future Catalyx royalty	$175,652	$180,331
Other	41,116	18,347
Total	$216,768	$198,678

Accrued Liabilities

At September 30, 2009 and March 31, 2009, the Company had accrued expenses as follows:

	September 30, 2009	March 31, 2009
Amounts due to YPC (see Note 12)	$230,972	$230,972
Accrued interest	160,785	120,327
Cash received for preferred stock to be issued	177,000	141,112
Accrued consulting fees	75,281	128,235
Other	88,860	73,714
Totals:	$732,898	$694,360

Note 9 – Notes Payable

2007 Notes Payable

On January 12, 2007, the Company entered into a note agreement with an accredited investor for proceeds totaling $350,000.  This note matured on January 12, 2008 and is currently in default as the holder had demanded payment. In connection with the default, the interest rate increased to 11% per annum. As of September 30, 2009, accrued interest recorded in accrued liabilities related to this note was $10,295.  See Note 12 for discussion of a lawsuit filed by holder of the note against the Company and the payment of accrued interest by Company.

Note Payable to Vendor

On January 29, 2008, the Company the issued a promissory note to a vendor in settlement of $780,500 in accounts payable. The vendor manufactured and installed the Company’s water treatment facility.  The note bears interest at 10% per annum with a one-time default penalty of 10% of the principal balance, and is secured by the Company’s contract with Yates Petroleum Corporation and the equipment that was manufactured by the vendor.  The note calls for an initial payment of $270,000 due on February 1, 2008 with monthly principal payments of $100,000 due each month until paid off.  The Company did not make its April 2008 payment and any payments there after and is currently in default on this note.  As a result of this default, the Company accrued an additional $41,000 penalty to interest expense during the year ended March 31, 2009.  The balance due on this note at September 30, 2009, was $410,500 with accrued interest and penalties of $107,270.

MOU Note Payable

On December 17, 2008, the Company issued a $45,000 promissory note in connection with the MOU to purchase its water treatment plant.  The funds were used for operations.  The note bears interest at 10% with a default rate of 18%.  The sale was never completed and the note matured on March 8, 2009.  See Note 6 for more disclosure regarding the MOU.  As of September 30, 2009, the note is in default and interest is being accrued at the default rate. At September 30, 2009, accrued interest on the accompanying balance sheet was $5,386.

Convertible Notes Payable

In April and September 2008, the Company entered into note agreements with an accredited investor and shareholder for proceeds totaling $150,000.  The notes are due on demand, incur interest at 11% and are convertible into 1,000,000 shares of Series A Preferred Stock. As of September 30, 2009, the notes were outstanding and accrued interest recorded in accrued liabilities related to these notes was $22,284.

Note 10 – Stockholders’ Deficit

Authorized Shares

On July 15, 2009, the Company amended their articles of incorporation to increase the number of authorized common shares to 200 million and to increase the designation of Series A preferred stock to 10 million shares.

Stock Options Exercised

During the six months ended September 30, 2009, employees and consultants exercised stock options for 2,914,300 shares of common stock for services rendered by the consultants and employees.  The exercises were cash less of which liabilities of $174,858 were used to offset the exercise price of $0.06.

Issuance of Common Stock in Settlement of Liabilities

During the six months ended September 30, 2009, the Company issued 364,500 shares of common stock valued at $23,970 to vendors of OC Energy in settlement of $122,430 in liabilities. The Company recorded a gain on settlement within net income from discontinued operations on the accompany statement of operations for the difference between the fair value of the common stock and the liability relived.

Issuance of Common Stock for Services

During the six months ended September 30, 2009, the Company issued 500,000 shares of common stock valued at $28,000 to a consultant of the Company whose husband is also a member of the board of directors. The fair value of the common stock issued offset amounts payable to the consultant. The consultant provides administrative and accounting services to the Company. As of September 30, 2009, amounts payable to the consultant of $12,485 were included in accounts payable.

Series A Preferred Stock

As of September 30, 2009, the Company has received gross proceeds of $500,062 for the purchase of 3,333,747 shares of Series A preferred stock (“Series A”) at $0.15 per share.  The Series A is convertible into six shares of common stock. During the six months ended September 30, 2009, 2,153,749 shares ($323,062 in proceeds) of Series A were converted into 12,922,480 shares of common stock. As of September 30, 2009, proceeds of $177,000 remain for future issuances of Series A. The proceeds have been recorded as accrued liabilities as to date the required Series A shares have not been issued.

Note 11 – Options and Warrants

Options

On May 3, 2006 and December 26, 2006, the Company’s Board of Directors adopted the 2006 and 2007 Incentive and Non-statutory Stock Option Plan (“2006 Plan”) for issuance of stock options to employees and others. Compensation expense for these plans recorded during the six months ended September 30, 2009 and 2008 was $81,602 and $747,392, respectively. All amounts were recorded in general and administrative expense.

The following is a summary of activity of outstanding stock option activity for the six months ended September 30, 2009:

Number
of Shares
Balance, March 31, 2009	7,618,255
Options granted	-
Options exercised	(2,914,300)
Options cancelled or forfeited	-

Balance, September 30, 2009	4,703,955

Although management believes its estimate regarding the fair value of the services to be reasonable, there can be no assurance that all of the subjective assumptions will remain constant, and therefore the valuation of the services may not be a reliable measure of the fair value of stock compensation or stock based payments for consulting services.

Warrants
Effective April 1, 2009, the Company adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”), codified into FASB ASC 815. EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting EITF 07-5, 4,888,888 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have an exercise price of $0.90 and expire in May of 2013; however, these warrants have exercise price reset features in the event the Company issues common stock below the exercise price of the warrants.  As such, effective April 1, 2009, we reclassified the cumulative effect of the fair value of these common stock purchase warrants from equity to liability status as if these warrants were treated as a derivative liability on April 1, 2009.  We reclassified from additional paid-in capital, $3,117,617, $2,642,907 from accumulated deficit and $474,710 to a long-term warrant liability to recognize the fair value of such warrants on such date.

	Additional Paid-in Capital	Accumulated Deficit

Balances at March 31, 2009	$37,593,763	$(40,512,708)

Cumulative effect of warrants reclassified	(3,117,617)	3,117,617
Reclassification of long term warrant liability	-	(474,710)
Fiscal 2010 equity issuances	584,946	-
Net loss	-	(427,162)

Balances at September 30, 2009	$35,061,092	$(38,296,963)

All future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	September 30,	April 1,
	2009	2009
Annual dividend yield	-
Expected life	3.67	4.17
Risk-free interest rate	1.65%	1.65%
Expected volatility	250%	250%

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

The fair value of these common stock purchase warrants declined to $219,998 as of September 30, 2009.  As such, we recognized a gain of $254,712 from the change in fair value of these warrants for the six months ended September 30, 2009.

The following is a summary of activity of outstanding common stock warrants for the six months ended September 30, 2009:

Number
of Shares

Balance, March 31, 2009	16,444,328
Warrants granted	-
Warrants exercised	-
Balance, September 30, 2009	16,444,328

Note 12 – Commitments and Contingencies

Legal Proceedings
On June 11, 2008, the Company and Grant King was served a lawsuit from one of its note holders claiming that the Company defaulted on repayment on a note payable in the amount of $350,000 plus interest at 8%.  The note is convertible into common stock at a rate of $0.20 per share. The complaint asks for payment of these amounts plus damages.  On August 12, 2008, the parties agreed to stipulated order whereby Grant King was dismissed from the lawsuit and the Company was granted a 90-day extension to respond to the complaint (until November 10, 2008) in exchange the Company paid $49,530 which represents the interest due on the note through July 18, 2008. On January 30, 2009, the Company paid $8,016 of additional interest on the note making it then current, and entered into a stipulation whereby the Company had until February 19, 2009 to satisfy this entire note obligation.  The Company failed to do so and on April 1, 2009, a judgment was entered against it. As of September 30, 2009, the Company has the principal of $350,000 and accrued interest of $10,295 recorded in the financial statements.

On July 11, 2008, the Company received notice that one of the Company’s vendors filed a lien against the Company’s water treatment plant for past due amounts due to the vendor. As of September 30, 2009, the vendor was due approximately $140,310, which is included in accounts payable.  The Company disputed this lien and a lawsuit was filed by the vendor.  On October 29, 2009, the vendor filed a motion for summary judgment.  The Company did not respond to the summary judgment. On or around December 12, 2009, the Wyoming court issued a stipulated judgment allowing the vendor to foreclose and liquidate the water treatment plant and recoup principle balance of $140,310, pre-judgment interest of $21,563 and costs $1,097.  See Note 5 for discussion related to additional impairment of the water treatment plant.

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

YPC was responsible for constructing the inflow pond and will receive a credit from the Company of $50,000 each month for the first six months of operation. In addition, YPC received reimbursements on current billings for future repairs and maintenance to the inflow pond. As of September 30, 2009, the Company accrued $230,972 related to reimbursement of costs due to YPC for the construction of the inflow pond and repair and maintenance incurred on behalf of the Company which is included in accrued expenses on the accompanying balance sheet. The Company expensed these costs as the future cash flows of the facility did not support the carrying value of the plant at the time the expenditures were incurred. In April 2009, due to the customers unwillingness to change the royalty rate under the contract the Company shut down the plant and subsequently cancelled the contract.

Yates was named as a co-defendant in connection with a lawsuit filed by a vendor. In connection with this suit, Yates filed a cross-claim against the Company. Yates claims that the Company violated the contract and has damaged Yates. Specific liabilities mentioned relate to the non-payment of credits and reimbursed expenditures totaling $236,306. In addition, the cross-claim requests that the court order the Company to provide a plan for the remove of the System and reimburse Yates for legal fees in connection with the lawsuit filed against them. As of September 30, 2009, the Company has only accrued items discussed in the preceding paragraph.

Note 13 – Related Party Transactions

From time to time, Grant King, Chief Executive Officer, loans the Company monies for operating purposes. The loan accrues interest at 11% and is due upon demand.  During the six months ended September 30, 2009, an additional $9,500 was advanced to the Company under the terms stated above. As of September 30, 2009 amounts outstanding under the note are $51,233.

As of September 30, 2009, amounts due to Aquair Asia for Grant and Mark King’s contracted employment $189,896, which are included in accrued liabilities on the accompanying balance sheet. During the six months ended September 30, 2009, the individuals exercised 1,226,000 options and reduced the amounts payable to them by an additional $73,560 through applying the required exercise price of $0.06 to the liability.

During the fiscal year ended March 31, 2008, the Company issued a purchase order to Catalyx Fluid Solutions, Inc. (“Catalyx”), for the purchase of resin, at the approximate cost of $756,000, needed for the operation of the Company’s wastewater treatment plant in Wyoming. Catalyx is partially owned by Juzer Jangbarwala, a former Company Director and Chief Technology Officer. In addition, from time to time Catalyx has paid for various costs related to the wastewater treatment plant on behalf of the Company, for which the Company has reimbursed Catalyx.  As of September 30, 2009, amounts due to Catalyx included in accounts payable were $280,000.

In July 2007, the Company entered into a lease agreement with Catalyx Engineering, Inc. (“CEI”), a company that is owned in part by Juzer Jangbarwala, a former Company Director and Chief Technology Officer, to sub-lease approximately 7,000 square feet to serve as its new corporate office in Anaheim, California. As of September 30, 2009, the Company has included $7,200 in accounts payable for rental payments due to CEI.

The Company utilized CEI for engineering services related to the design and construction of its water treatment plant in Wyoming.  As of September 30, 2009, amounts due to CEI included in accounts payable were $23,803.

Note 14 – Subsequent Events

Subsequent to September 30, 2009, the Company received $47,500 for the purchase of 316,667 shares of Series A preferred stock.

See Note 12 for discussion regarding a summary judgment against the Company.

On October 13, 2009, the Company entered into an MOU for an operating agreement with Pro-Water LLC to operate its 10 acre injection well in Utah. Under the terms of the MOU, Pro-Water LLC had the option to cancel the MOU after reviewing and gaining an understanding of the Company financial position.  After reviewing the financial condition of the Company, Pro-Water LLC has decided not to proceed and has cancelled the MOU.

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

DynIX™ TECHNOLOGY

The Company, under the name RG Global, manufactures plants that utilize its proprietary (DynIX™) wastewater treatment technology, based on an ion-exchange process for the treatment and reclamation of wastewater. The DynIX™ Technology removes sodium and other pollutants from wastewater allowing it to be returned to the environment within local, state and federal environmental compliance regulations. The successful removal of the treated wastewater in turn allows energy companies to harvest and sell methane, gas and oil associated with such fields. The Company receives a royalty from the customer for every barrel of water treated and purified. With the majority our focus currently in Australia we are putting most of our sales effort there. The Australians have signed long term contracts with China for Liquefied Natural Gas (LNG) which is produced from the thousands of CSG wells that have and are currently being drilled daily. Our DynIX™ technology can be used as a standalone solution in many cases and can also be used in conjunction with Reverse Osmosis (RO) and Ultra Filtration (UF) for other more difficult processing requirements. Australia is one of the hottest CSG mining areas in the world with a great potential market for water processing and purification needs.

OC ENERGY DRINKS

The Company is discontinuing investing in its energy drink in order to focus its resources on the development and licensing of its DynIX™ Technology.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2009 AND 2008.

The following table summarizes the results of continuing operations and balance sheet amounts of the Company for the periods and dates shown:

	Three Months Ended September 30
	2009	2008
INCOME STATEMENT DATA
Revenue	$-	$-
Gross loss	(36,608)	(215,228)
Loss from operations	(391,905)	(955,852)
Net loss from continuing operations	(270,778)	(1,060,475)
Net loss	(185,919)	(1,163,674)
Net loss per weighted average common share	$(0.00)	$(0.02)

	As of September 30, 2009	As of March 31, 2009
BALANCE SHEET DATA
Total assets	$1,217,839	$1,238,925
Total liabilities	$4,360,640	$4,081,501
Stockholders' deficit	$(3,142,801)	$(2,842,576)

REVENUES

	For the quarter ended September 30		Increase/(Decrease)
	2009	2008	$	%
Revenues	$-	$-	$-	-%

The Company generated no revenues during the quarters ended September 30, 2009 and 2008.

GROSS PROFIT (LOSS)

	For the quarter ended September 30		Increase/(Decrease)
	2009	2008	$	%
Gross loss	$(36,608)	$(215,228)	$178,620	182%

The gross loss from the Company’s results for the quarter ended September 30, 2009 was primarily the result costs incurred to maintain the plant, for which no revenue was generated in the current quarter. During the quarter ended September 30, 2008, gross loss associated with the Company's water treatment technology was $215,228. During the quarter ended September 30, 2009, the Company was unable to operate the plant at full capacity. Included in its cost of sales were labor costs and depreciation expense of approximately $150,000.

TOTAL OPERATING EXPENSES

	For the quarter ended September 30		Increase/(Decrease)
	2009	2008	$	%
Total Operating Expenses	$355,297	$740,624	$(385,327)	52%

Total operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees and legal expenses. The decrease in total operating expenses in the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008 was primarily the result of decreases in salaries and wages, consulting and stock based compensation.

DISCONTINUED OPERATIONS
	For the quarter ended September 30		Increase/(Decrease)
	2009	2008	$	%
Discontinued Operations	$84,859	$(103,199)	$188,058	182%

The company realized a gain from discontinued operations for the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008 due credits received from vendors in 2009 relatively low administrative expenses as compared to the quarter ended September 30, 2008.

RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIOD ENDED SEPTEMBER 30, 2009 AND 2008.

The following table summarizes the results of continuing operations and balance sheet amounts of the Company for the periods and dates shown:

	Six Months Ended September 30
	2009	2008
INCOME STATEMENT DATA
Revenue	$57,739	$90,419
Gross loss	(45,942)	(342,861)
Loss from operations	(721,100)	(2,354,804)
Net loss from continuing operations	(532,601)	(2,507,281)
Net loss	(427,162)	(2,760,886)
Net loss per weighted average common share	$(0.01)	$(0.06)
REVENUES

	For the Six Months ended September 30		Increase/(Decrease)
	2009	2008	$	%
Revenues	$57,739	$90,419	$(32,680)	(36)%

The six months ended September 30, 2009, only includes one month of production while the same period in 2008 include four months of production. The decrease in water treatment sales was due to the cancellation of its contract with Yates Petroleum during the six months ended September 30, 2009.

GROSS LOSS

	For the quarter ended September 30		Increase/(Decrease)
	2009	2008	$	%
Gross loss	$(45,942)	$(342,861)	$296,919	86%

The gross loss for the six months ended September 30, 2009 was primarily the result of the Company’s inability to operate the plant to generate sufficient revenue..

TOTAL OPERATING EXPENSES

	For the quarter ended September 30		Increase/(Decrease)
	2009	2008	$	%
Total Operating Expenses	$675,158	$2,011,943	$(1,336,785)	(66%)

Total operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, legal expense, information systems expense, and product marketing and sales expense. The decrease in total operating expenses in the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008 was primarily the result of decreases in salaries and wages, consulting and stock based compensation.

DISCONTINUED OPERATIONS
	For the quarter ended September 30		Increase/(Decrease)
	2009	2008	$	%
Discontinued Operations	$105,439	$(253,605)	$359,044	142%

The company realized a gain from discontinued operations for the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008 due credits received from vendors in 2009 relatively low administrative expenses as compared to the quarter ended September 30, 2008.

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

The Company’s principal sources of liquidity consist of cash and cash equivalents, cash generated from product sales and construction contracts, and the issuance of equity and/or debt securities. In addition to funding operations, the Company’s principal short-term and long-term liquidity needs have been, and are expected to be, the debt service requirements of its notes payable, capital expenditures and general corporate expense expenses. In addition, if sales and operations increase, the Company will be required to increase its purchases of equipment for the construction of plants utilizing the DynIX™ Technology. As of September 30, 2009, the Company had cash and cash equivalents of $4,147 and liabilities outstanding of $4,360,640.

The Company believes that its existing sources of liquidity, along with cash expected to be generated from product sales and construction contracts and cash generated from the issuance of debt and equity securities, will be sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements through Q3 of fiscal 2010. The Company will need to continue a focused program of capital expenditures to effectuate its DynIX™ Technology project constructions. In order to fund capital expenditures or increase working capital above the current plan, or complete any acquisitions, the Company may seek to obtain additional debt or equity financing. It may also need to obtain additional debt or equity financing if it experiences downturns or cyclical fluctuations in its business that are more severe or longer than anticipated, or if the Company fails to achieve anticipated revenue, experiences significant increases in the costs associated with products sales, or if it engages in additional strategic transactions. However, the Company cannot provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations.

OPERATING ACTIVITIES

Operating cash flows used during the six months ended September 30, 2009, amounted to $314,683.  The primary use of operating cash was to pay consultants and salaries and wages. This was the result of a net loss of $427,162, offset by non-cash and non-operating items (depreciation, amortization of intangible assets, stock-based compensation and interest expense from the amortization of debt discounts) totaling ($182,452)  added to net changes in current assets and liabilities of $244,931.

INVESTING ACTIVITIES

Investing cash flows used during the six months ended September 30, 2009, amounted to $7,952 generated primarily from the sales of minor fixed assets.

FINANCING ACTIVITIES

Financing cash flows during the six months ended September 30, 2009, amounted to $323,812 and consisted of a loan from a related party investor of $9,500 and proceeds from issuing common stock of $314,312.

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

Based on the foregoing evaluation, the Company has concluded that there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  The Company continues to have material weaknesses in its internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On June 11, 2008, the Company and Grant King was served a lawsuit from one of its note holders claiming that the Company defaulted on repayment on a note payable in the amount of $350,000 plus interest at 8%.  The note is convertible into common stock at a rate of $0.20 per share. The complaint asks for payment of these amounts plus damages.  On August 12, 2008, the parties agreed to stipulated order whereby Grant King was dismissed from the lawsuit and the Company was granted a 90-day extension to respond to the complaint (until November 10, 2008) in exchange the Company paid $49,530 which represents the interest due on the note through July 18, 2008. On January 30, 2009, the Company paid $8,016 of additional interest on the note making it then current, and entered into a stipulation whereby the Company had until February 19, 2009 to satisfy this entire note obligation.  The Company failed to do so and on April 1, 2009, a judgment was entered against it. As of September 30, 2009, the Company has the principal of $350,000 and accrued interest of $10,295 recorded in the financial statements.

On July 11, 2008, the Company received notice that one of the Company’s vendors filed a lien against the Company’s water treatment plant for past due amounts due to the vendor. As of September 30, 2009, the vendor was due approximately $140,310, which is included in accounts payable.  The Company disputed this lien and a lawsuit was filed by the vendor.  On October 29, 2009, the vendor filed a motion for summary judgment.  The Company did not respond to the summary judgment. On or around December 12, 2009, the Wyoming court issued a stipulated judgment allowing the vendor to foreclose and liquidate the water treatment plant and recoup principle balance of $140,310, pre-judgment interest of $21,563 and costs $1,097.  See Note 5 for discussion related to additional impairment of the water treatment plant.

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

Yates was named as a co-defendant in connection with a lawsuit filed by a vendor. In connection with this suit, Yates filed a cross-claim against the Company. Yates claims that the Company violated the contract and has damaged Yates. Specific liabilities mentioned relate to the non-payment of credits and reimbursed expenditures totaling $236,306. In addition, the cross-claim requests that the court order the Company to provide a plan for the remove of the System and reimburse Yates for legal fees in connection with the lawsuit filed against them.

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

R G Global Lifestyles, Inc.

Signature	Title	Date

/s/ Grant King
Grant King	Chief Executive Officer	December 24, 2009

/s/ Richard Lambright
Richard Lambright	Principal Accounting Officer	December 24, 2009