Form 10-Q
period 2009-12-31
RG GLOBAL LIFESTYLES INC
filed 2010-02-22
CIK 932136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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
Yes ☐ No ☒

As of December 31, 2009, there were 104,454,491 shares of the Registrant’s common stock issued and outstanding.

INDEX

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheets –December 31, 2009 and March 31, 2009	3

	Consolidated Statements of Operations For the Three and Nine months ended December 31, 2009 and 2008	4

	Consolidated Statements of Cash Flows For the Nine months ended December 31, 2009 and 2008	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4T.	Controls and Procedures	21
PART II – OTHER INFORMATION
		21
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information
Item 6.	Exhibits	22

SIGNATURES		24

Item 1. Financial Statements
PART I — FINANCIAL INFORMATION
RG GLOBAL LIFESTYLES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of December 31, 2009	As of March 31, 2009

Assets
Current assets:
Cash and cash equivalents	$1,756	$3,007
Accounts receivable	673	673
Current assets of discontinued operations	410	2,565
Total current assets	2,839	6,245

Property and equipment, net	30,188	30,515
Assets held for sale (Note 5)	30,000	424,351
Intangible assets, net	532,839	576,042
Other assets	204,542	198,678
Assets of discontinued operations	3,894	3,094

Total Assets	$804,302	$1,238,925

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,058,431	$1,038,100
Accrued salaries	1,231,869	1,082,488
Other accrued liabilities	581,982	694,360
State income taxes payable	95,732	95,732
Convertible notes payable	500,000	500,000
Notes payable - related party	50,000	5,233
Notes payable	455,500	455,500
Current liabilities of discontinued operations	43,286	210,088
Total current liabilities	4,016,800	4,081,501

Long-term liability -
Warrant liability	43,078	-

Total liabilities	4,059,878	4,081,501

Commitments and Contingencies (Note 12)

Stockholders' Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding; 10,000,000 shares of Series A preferred stock have been designated with none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 104,454,491 and 79,845,076 issued, 101,458,856 and 76,368,211 outstanding, respectively	101,530	76,369
Additional paid-in capital	35,336,378	37,593,763
Accumulated deficit	(38,693,484)	(40,512,708)
Total stockholders' deficit	(3,255,576)	(2,842,576)

Total Liabilities and Stockholders' Deficit	$804,302	$1,238,925

The accompanying notes are an integral part of these financial statements.

RG GLOBAL LIFESTYLES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Nine months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Revenue:
Water treatment related	$-	$100,131	$57,739	$190,550
Total revenues	-	100,131	57,739	190,550

Cost of revenues:
Water treatment related	-	218,515	103,681	651,795
Total cost of revenue	-	218,515	103,681	651,795

Gross loss	-	(118,384)	(45,942)	(461,245)

General and administrative	220,602	789,683	816,955	2,560,386
Selling and marketing	4,430	550	7,770	1,256
Project costs	9,515	147,396	84,980	387,930
Impairment of intangibles	311,722	-	311,722	-
Total expenses	546,269	937,629	1,221,427	2,949,572

Operating loss	(546,269)	(1,056,013)	(1,267,369)	(3,410,817)

Other income (expense):
Interest income		2	42	66
Interest expense	(41,100)	(39,764)	(98,986)	(193,384)
Loss on sale of assets		-	(6,329)
Change in fair value of derivative liability	176,920	-	431,632	-
Other income (expense)	(762)	(2,380)	(2,784)	(1,301)
Total other income (expense)	135,058	(42,142)	323,575	(194,619)

Net loss from continuing operations	(411,211)	(1,098,155)	(943,794)	(3,605,436)

Net income (loss) from discontinued operations, net of tax benefit of $0	14,673	(40,030)	120,112	(293,634)

Net loss	$(396,538)	$(1,138,185)	$(823,682)	$(3,899,070)

Weighted average number of common shares:
Basic and diluted	97,336,882	46,133,879	86,130,074	44,049,773

Net income (loss) per share:
Basic and diluted – continuing operations	$(0.00)	$(0.02)	$(0.01)	$(0.08)
Basic and diluted – discontinued operations	$0.00	$(0.00)	$0.00	$(0.01)

The accompanying notes are an integral part of these financial statements.

RG GLOBAL LIFESTYLES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited)

	For the Nine months Ended
	December 31
	2009	2008
Cash flows from operating activities:
Net loss	$(823,682)	$(3,899,070)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts related to beneficial conversion features and warrants	-	33,333
Stock issued for services	-	127,179
Change in fair value of derivative liabilities	(431,632)	-
Fair value of common stock in excess of notes payable forgiven	13,000	67,610
Depreciation and amortization	51,491	697,629
Impairment of assets held for sale	311,722	-
Loss on disposal of asset	6,329	-
Stock-based compensation	118,348	1,049,446
Change in operating assets and liabilities:
Accounts receivable	-	(6,566)
Inventory	-	32,382
Income tax refund	-	143,775
Prepaid expenses	2,157	(38,642)
Other assets	(6,664)	-
Accounts payable	(96,366)	404,566
Accrued wages	309,617	-
Accrued liabilities	79,564	502,056
Net cash used in operating activities	(466,116)	(886,302)

Cash flows from investing activities:
Purchase of fixed assets	(7,950)	-
Net cash used in investing activities	(7,950)

Cash flows from financing activities:
Proceeds from notes payable – related party	59,500	-
Payments on notes payable – related party	-	(2,767)
Proceeds from notes payable	413,317	45,000
Proceeds from common stock issued for cash	-	231,000
Cash received for preferred stock to be issued	-	505,733
Cash received for common stock to be issued	-	168,000
Net cash provided by financing activities	472,817	946,966
Net (decrease)/increase in cash	(1,249)	60,664
Cash of discontinued operations	(410)	2,379
Cash - beginning of period	3,415	9,940
Cash - end of period	$1,756	$72,983

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing and financing activities:
Issuance of common stock in settlement of accounts payable and accrued expenses	$165,870	$-
Settlement of accounts payable and accrued liabilities with stock option conversions	$174,858	$-
Conversion of Series A preferred stock into common stock	$432,062	$-
Conversion of stock options with notes payable and accrued interest	$-	$539,594
Capitalization of amounts payable to Yates for reimbursement	$-	$100,000

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

The Company operates in the wastewater treatment business.  Recently, the Company has changed its strategy from solely a build to sell manufacturing business model to include a royalty based model whereby the Company would license its DynIX™ Technology.  Currently the Company is focusing its efforts toward potential customers in Australia. Australian Energy Companies are drilling thousands of Coal Seam Gas wells, (CSG as they call it in Australia) which produce millions of barrels of “produced water”.  This produced water must to be processed and utilized in environmentally sound ways to satisfy the regulations of the Queensland Government.  This area has tremendous potential for our DynIX ™ Technology and we are currently exploring multiple opportunities.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements and notes thereto of the Company for the year ended March 31, 2009 included in the Company's annual report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports. The financial statements for the three and nine months ended December 31, 2009, are not necessarily indicative of the results expected for the full year.

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

Concentrations
Credit Risk
At times, the Company maintains cash balances at a financial institution in excess of the FDIC insurance limit. In addition, we extend credit to customers in the normal course of business, after we evaluate the credit worthiness. We do not expect to take any unnecessary credit risks causing significant write-offs of potentially uncollectible accounts.

Customer
During the nine months ending December 31, 2009, the Company discontinued doing business with its only customer for water treatment.  The loss of this customer has had a significant impact on the Company’s financial results, see Note 3.

Net Loss Per Share
Net loss per share is provided in accordance with SFAS No. 128 “Earnings Per Share” (“SFAS 128”), codified into ASC 260. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period, after giving effect to dilutive common stock equivalents, such as stock options, warrants and convertible debt. The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive for the nine months ended December 31, 2009 and 2008:

	2009	2008
Common stock options	-	3,520,215
Common stock warrants	-	4,180,885
Secured convertible notes	9,500,000	9,500,000
Totals	9,500,000	17,201,100

Fair Value of Financial Instruments
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which has been codified into Accounting Standards Codification 825 (“ASC 825”). The standard defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 825 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of ASC 825 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On April 1, 2008, we adopted the provisions of ASC 825, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year, which we adopted on April 1, 2009. The adoption of ASC 825 did not have a material effect on our financial position or results of operations. The book values of cash, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments. At December 31, 2009, the warrant liability was recorded under a level two assumption; see Note 11 for discussion of the valuation techniques used to measure the fair value of the warrant liability.

Recent Accounting Pronouncements
In May 2009, the FASB issued ASC 855 “Subsequent Events” (formerly SFAS No. 165, Subsequent Events). FASB ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim and annual financial periods ending after June 15, 2009. The Company adopted ASC 855 during the three months ended June 30, 2009. The Company evaluated subsequent events through the issuance date of the financial statements, February 22, 2010, and has disclosed the events identified within this filing.

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

Note 3 - Going Concern Considerations

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, during the nine months ended December 31, 2009, the Company incurred an operating loss from continuing operations before income taxes of $1,267,369 and used $466,116 of cash for operations. As of December 31, 2009, the Company had a working capital deficit of $4,013,961. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain equity and/or debt financing and ultimately achieving profitable operations from the development of its business segments. During the nine months ended December 31, 2009, the Company funded operations through debt and equity offerings. Currently, the Company does not have any commitments or assurances for additional capital. In fiscal 2009, the Company commenced production under it's water treatment contract with Yates Petroleum Corp. but shut down the plant in April 2009 due to its inability to negotiate a higher royalty rate. The Company is currently actively pursuing opportunities in the United States and Australia, however, no definitive agreements have been signed.  There can be no assurance that the revenue from these opportunities will be sufficient for the Company to achieve profitability in its operations, and it is possible that additional equity or debt financing may be required to for the Company to continue as a going concern. The Company estimates it has current cash reserves sufficient to fund operations through February 2010.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities, which might be necessary in the event the Company cannot continue in existence.

Note 4 – Property and Equipment

Property and equipment as of December 31, 2009 and March 31, 2009 consisted of the following:

	December 31, 2009	March 31, 2009
Office equipment, computer software, and furniture and fixtures	$55,217	$47,254
Accumulated depreciation	(25,029)	(16,739)
Total	$30,188	$30,515

During the nine months ended December 31, 2009 and 2008, the Company recorded depreciation expense of $8,288 and $460,461, respectively.

Note 5 – Assets Held for Sale – Impairment of Asset

On December 8, 2008, the Company entered into a Memorandum of Understanding (“MOU”) to sell its only existing water treatment plant to a third party. As a result, the Company had classified the plant as Assets Held for Sale under SFAS 144, codified into FASB ASC 360. In April 2009, the MOU was terminated because the Company was unable to close the transaction largely due to the inability to obtain a higher royalty under its contract with Yates Petroleum and the unwillingness of Yates Petroleum to add additional plants. In connection with the cancellation of the MOU, the Company has shut the plant down due to the inability to currently run the plant at a profit and ultimately the contract was cancelled. The Company is currently attempting to find a purchaser for the plant. However, to do so the plant will have to be moved to an alternative location. Thus, the costs to sell the plant increased substantially and the fair market value of the plant decreased upon cancellation of the MOU as some of the costs cannot be recaptured upon sale. The Company determined the fair value of the plant through estimating the fair market value of the assets based on the original purchase price and the residual value. The Company has only included assets in which could be transported to a new location. As a result, the Company determined that the carrying value of the plant had been impaired and recorded a loss on impairment on assets held for sale of $1,988,658 during the year ended March 31, 2009.

During the three months ended December 31, 2009, a vendor was granted a summary judgment allowing its potential foreclosure on the assets of the plant. The Company does not expect to have a future interest in the plant due to this judgment once the property is foreclosed upon. Due to these circumstances, the Company evaluated the time line of events and factors in determined that the filing of the request for summary judgment by the vendor was a change in the legal landscape that directly impacted the carrying value of the plant. Prior to the summary judgment filing, the Company expected the case to go to trial in February 2010. As a result, the Company determined that the carrying value of the plant had been impaired and recorded a loss on impairment on assets held for sale of $311,722 during the three months ended December 31, 2009.  The fair market value was determined by using the estimated salvage value of the equipment less the cost to remove it. The net book value of the assets held for sale is $30,000 as of December 31, 2009.

Note 6 – DynIX™ Technology

During fiscal 2007, the Company entered into a series of agreements with Catalyx Fluid Solutions, Inc. (“Catalyx”) pursuant to which the Company acquired certain technology, know-how, and patent rights related to water treatment for use in the oil and gas industry. In addition, per the terms of the acquisition agreement the initial $200,000 paid will be offset against future royalties of $0.01 per barrel of water treated and 5% of equipment sold based on the Catalyx technology. Royalties earned by Catalyx during the nine month periods ended December 31, 2009 and 2008, were $4,679 and $10,115, respectively.  During the nine months ended December 31, 2009 and 2008, the Company recorded amortization expense of $43,202 and $236,631, respectively.The Company continues to carry the asset for future royalties as Catalyx is owned by a former director and officer of the Company. As of December 31, 2009, amounts due to Catalyx and the former director and officer are greater than the asset.

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

The financial results of OC Energy included in discontinued operation are as follows for the three months ended December 31:

	2009	2008
Sales	$-	$11,008
Income taxes	-	-
Income (loss) from discontinued operations after income taxes	$14,673	$(40,030)

The financial results of OC Energy included in discontinued operation are as follows for the nine months ended by December 31:

	2009	2008
Sales	$4,800	$47,477
Income taxes	-
Income (loss) from discontinued operations after income taxes	$120,112	$(293,634)

The following is the condensed balance sheets of OC Energy as of December 31, 2009 and March 31, 2009:

	December 31, 2009	March 31, 2009
Assets
Current assets:
Cash and cash equivalents	$410	$408
Other current assets	-	2,157
Total current assets	410	2,565
Other assets	3,894	3,094
Total assets	$4,304	$5,659

Liabilities
Current liabilities:
Accounts payable	$42,486	$187,341
Accrued expenses	800	22,747
Total liabilities	$43,286	$210,088

Management believes there are no contingent liabilities related to discontinued operations.

 Note 8 – Certain Balance Sheet Elements

Other Assets

At December 31, 2009 and March 31, 2009, the Company had deposits with various vendors comprised of the following:

	December 31, 2009	March 31, 2009
Deposit against future Catalyx royalty	$175,652	$180,331
Other	28,890	18,347
Total	$204,542	$198,678

Other Accrued Liabilities

At December 31, 2009 and March 31, 2009, the Company had other accrued expenses as follows:

	December 31, 2009	March 31, 2009
Amounts due to YPC (see Note 12)	$230,972	$230,972
Accrued interest	176,155	120,327
Cash received for preferred stock to be issued	118,000	141,112
Accrued consulting fees	1,167	128,235
Other	55,688	73,714
Totals:	$581,982	$694,360

Note 9 – Notes Payable

2007 Notes Payable

On January 12, 2007, the Company entered into a note agreement with an accredited investor for proceeds totaling $350,000.  This note matured on January 12, 2008 and is currently in default as the holder had demanded payment. In connection with the default, the interest rate increased to 11% per annum. As of December 31, 2009, accrued interest recorded in accrued liabilities related to this note was $19,999.  See Note 12 for discussion of a lawsuit filed by holder of the note against the Company and the payment of accrued interest by Company.

Note Payable to Vendor

On January 29, 2008, the Company the issued a promissory note to a vendor in settlement of $780,500 in accounts payable. The vendor manufactured and installed the Company’s water treatment facility.  The note bears interest at 10% per annum with a one-time default penalty of 10% of the principal balance, and is secured by the Company’s contract with Yates Petroleum Corporation and the equipment that was manufactured by the vendor.  The note calls for an initial payment of $270,000 due on February 1, 2008 with monthly principal payments of $100,000 due each month until paid off.  The Company did not make its April 2008 payment and any payments there after and is currently in default on this note.  As a result of this default, the Company accrued an additional $41,000 penalty to interest expense during the year ended March 31, 2009.  The balance due on this note at December 31, 2009, was $410,500 with accrued interest and penalties of $117,617.

MOU Note Payable

On December 17, 2008, the Company issued a $45,000 promissory note in connection with a memorandum of understanding to purchase its water treatment plant.  The funds were used for operations.  The note bears interest at 10% with a default rate of 18%.  The sale was never completed and the note matured on March 8, 2009.  As of December 31, 2009, the note is in default and interest is being accrued at the default rate. At December 31, 2009, accrued interest on the accompanying balance sheet was $7,147.

2008Convertible Notes Payable

In April and September 2008, the Company entered into note agreements with an accredited investor and shareholder for proceeds totaling $150,000.  The notes are due on demand, incur interest at 11% and are convertible into 1,000,000 shares of Series A Preferred Stock. As of December 31, 2009, the notes were outstanding and accrued interest recorded in accrued liabilities related to these notes was $26,442.

2009 Shareholder Advances

In December 2009, the Company received $50,000 from a shareholder in which the formal terms had not been agreed upon as of December 31, 2009. Thus, the Company recorded as advance and accrued interest at an estimate 11% interest based on other notes currently outstanding. The Company considers this shareholder a related party due to the significant influence the shareholder has on the Company’s operations due to the dependency on the monies being provided. See Note 14 for additional advances provided and the agreement of formal terms.

Note 10 – Stockholders’ Deficit

Authorized Shares

On July 15, 2009, the Company amended their articles of incorporation to increase the number of authorized common shares to 200 million and to increase the designation of Series A preferred stock to 10 million shares.

Stock Options Exercised

During the nine months ended December 31, 2009, employees and consultants exercised stock options for 2,914,300 shares of common stock for services rendered by the employees and consultants.  The exercises were cash less of which liabilities of $174,858 were used to offset the exercise price of $0.06.

Issuance of Common Stock in Settlement of Liabilities

During the nine months ended December 31, 2009, the Company issued 364,500 shares of common stock valued at $21,870 to vendors of OC Energy in settlement of $122,430 in liabilities. The Company recorded a gain on settlement within net income from discontinued operations on the accompany statement of operations for the difference between the fair value of the common stock and the liability relived.

Issuance of Common Stock for Services

During the nine months ended December 31, 2009, the Company issued 500,000 shares of common stock valued at $19,000 to a consultant of the Company whose husband is also a member of the board of directors. The fair value of the common stock issued offset amounts payable to the consultant. The consultant provides administrative and accounting services to the Company. As of December 31, 2009, amounts payable to the consultant of $26,185 were included in accounts payable.

During the nine months ended December 31, 2009, the Company issued 1,100,000 shares of common stock valued at $44,000 to two officers of the Company in settlement of accrued salaries.

Series A Preferred Stock

As of December 31, 2009, the Company has received gross proceeds of $550,062 for the purchase of 3,667,080 shares of Series A preferred stock (“Series A”) at $0.15 per share.  The Series A is convertible into six shares of common stock. During the nine months ended December 31, 2009, 2,880,413 shares ($432,062 in proceeds net costs of $26,495) of Series A were converted into 17,282,480 shares of common stock. As of December 31, 2009, proceeds of $118,000 remain for future issuances of Series A. The proceeds have been recorded as accrued liabilities as to date the required Series A shares have not been issued. As of December 31, 2009, there are no shares of Series A outstanding as all have been converted into common stock.

See Note 13 for additional transactions.

Note 11 – Options and Warrants

Options

On May 3, 2006 and December 26, 2006, the Company’s Board of Directors adopted the 2006 and 2007 Incentive and Non-statutory Stock Option Plan (“2006 Plan”) for issuance of stock options to employees and others. Compensation expense for these plans recorded during the nine months ended December 31, 2009 and 2008 was $118,348 and $1,049,446, respectively. All amounts were recorded in general and administrative expense.

The following is a summary of activity of outstanding stock option activity for the nine months ended December 31, 2009:

Number
of Shares
Balance, March 31, 2009	7,618,255
Options granted	300,000
Options exercised, cancelled or forfeited	(2,914,300)

Balance, December 31, 2009	5,003,955

Although management believes its estimate regarding the fair value of the services to be reasonable, there can be no assurance that all of the subjective assumptions will remain constant, and therefore the valuation of the services may not be a reliable measure of the fair value of stock compensation or stock based payments for consulting services.

Warrants

Effective April 1, 2009, the Company adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”), codified into FASB ASC 815. EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting EITF 07-5, 4,888,888 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have an exercise price of $0.90 and expire in May of 2013; however, these warrants have exercise price reset features in the event the Company issues common stock below the exercise price of the warrants.  As such, effective April 1, 2009, we reclassified the cumulative effect of the fair value of these common stock purchase warrants from equity to liability status as if these warrants were treated as a derivative liability on April 1, 2009.  We reclassified $3,117,617 from additional paid-in capital, $2,642,907 from accumulated deficit and $474,710 to a long-term warrant liability to recognize the fair value of such warrants on such date.

	Additional Paid-in Capital	Accumulated Deficit

Balances at March 31, 2009	$37,593,763	$(40,512,708)

Cumulative effect of warrants reclassified	(3,117,617)	3,117,617
Reclassification of long term warrant liability	-	(474,711)
Fiscal 2010 equity issuances	860,232	-
Net loss	-	(823,682)

Balances at December 31, 2009	$35,336,378	$(38,693,484)

All future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	December 31,	April 1,
	2009	2009
Annual dividend yield	-
Expected life	3.67	4.17
Risk-free interest rate	1.65%	1.65%
Expected volatility	250%	250%

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

The fair value of these common stock purchase warrants declined to $43,078 as of December 31, 2009.  As such, we recognized a gain of $431,632 from the change in fair value of these warrants for the nine months ended December 31, 2009.

The following is a summary of activity of outstanding common stock warrants for the nine months ended December 31, 2009:

Number
of Shares

Balance, March 31, 2009	15,555,440
Warrants granted	888,888
Warrants exercised	-
Balance, December 31, 2009	16,444,328

Note 12 – Commitments and Contingencies

Legal Proceedings
On June 11, 2008, the Company and Grant King was served a lawsuit from one of its note holders claiming that the Company defaulted on repayment on a note payable in the amount of $350,000 plus interest at 8%.  The note is convertible into common stock at a rate of $0.20 per share. The complaint asks for payment of these amounts plus damages.  On August 12, 2008, the parties agreed to stipulated order whereby Grant King was dismissed from the lawsuit and the Company was granted a 90-day extension to respond to the complaint (until November 10, 2008) in exchange the Company paid $49,530 which represents the interest due on the note through July 18, 2008. On January 30, 2009, the Company paid $8,016 of additional interest on the note making it then current, and entered into a stipulation whereby the Company had until February 19, 2009 to satisfy this entire note obligation.  The Company failed to do so and on April 1, 2009, a judgment was entered against it. As of December 31, 2009, the Company has the principal of $350,000 and accrued interest of $19,999 recorded in the financial statements. The Company is currently attempting to settle the obligation.

On July 11, 2008, the Company received notice that one of the Company’s vendors filed a lien against the Company’s water treatment plant for past due amounts due to the vendor. As of December 31, 2009, the vendor was due approximately $140,310, which is included in accounts payable.  The Company disputed this lien and a lawsuit was filed by the vendor.  On October 29, 2009, the vendor filed a motion for summary judgment.  The Company did not respond to the summary judgment. On or around December 12, 2009, the Wyoming court issued a stipulated judgment allowing the vendor to foreclose and liquidate the water treatment plant and recoup principle balance of $140,310, pre-judgment interest of $21,563 and costs $1,097.  See Note 5 for discussion related to additional impairment of the water treatment plant. The Company is currently attempting to settle the obligation and has a tentative agreement, however, the payment performance criteria has not been met and thus the matter is still considered open.

On July 17, 2009, the Company received notice that one of the Company’s vendors filed a lien against the Company’s water treatment plant for past due amounts due to the vendor for hauling waste water.  The disputed amount totaled approximately $145,000, which is included in accounts payable.  No additional amounts for damages have been accrued in the accompanying consolidated financial statement as the Company cannot reasonably estimate the damages, if any, due to the recentness of the issue. The Company is currently attempting to settle the obligation and has a tentative agreement, however, the payment performance criteria has not been met and thus the matter is still considered open.

Water Treatment Contract

On June 25, 2007, the Company entered into a contract with Yates Petroleum Corporation (“YPC”) to engineer, design, and install a water treatment system (“System”) of Coal Bed Methane (“CBM”) produced water provided by YPC. The Company owned and operated the system and related regeneration waste pond. The Company received a base rate under the contract of $0.125 (12.50 cents) per barrel (42 US gallons) of water discharged by the System. The term of the contract was for 60 months from the start of the first billing cycle.

YPC was responsible for constructing the inflow pond and was to receive a credit from the Company of $50,000 each month for the first nine months of operation. In addition, YPC received reimbursements on current billings for repairs and maintenance to the inflow pond. As of December 31, 2009, the Company accrued $230,972 related to reimbursement of costs due to YPC for the construction of the inflow pond and repair and maintenance incurred on behalf of the Company which is included in accrued expenses on the accompanying balance sheet. The Company expensed these costs as the future cash flows of the facility did not support the carrying value of the plant at the time the expenditures were incurred. In April 2009, due to YPC's unwillingness to change the royalty rate under the contract the Company shut down the plant and subsequently cancelled the contract.

YPC was named as a co-defendant in connection with a lawsuit filed by a vendor. In connection with this suit, YPC filed a cross-claim against the Company. YPC claims that the Company violated the contract and has damaged YPC. Specific liabilities mentioned relate to the non-payment of credits and reimbursed expenditures totaling $236,306. In addition, the cross-claim requests that the court order the Company to provide a plan for the removal of the System and reimburse YPC for legal fees in connection with the lawsuit filed against them. As of December 31, 2009, the Company has only accrued items discussed in the preceding paragraph.

Note 13 – Related Party Transactions

From time to time, Grant King, Chief Executive Officer, loans the Company monies for operating purposes. The loan accrues interest at 11% and is due upon demand.  During the nine months ended December 31, 2009, an additional $9,500 was advanced to the Company under the terms stated above. In December 2009, the Company issued 2,600,000 shares of common stock valued at $78,000 in settlement of the note and accrued interest. Since the liability relieved was $13,000 less than the fair market value of the common stock issued, the Company recorded the amounts as additional interest expense, As of December 31, 2009, the note and accrued interest was paid in full.

As of December 31, 2009, amounts due to Aquair Asia for Grant and Mark King’s contracted employment $155,558, which are included in accrued liabilities on the accompanying balance sheet. During the nine months ended December 31, 2009, the individuals exercised 1,226,000 options and reduced the amounts payable to them by an additional $73,560 through applying the required exercise price of $0.06 to the liability. In addition, during the nine months ended December 31, 2009, the Company issued 400,000 shares of common stock valued at $16,000, which reduced the amounts payable to them.

During the fiscal year ended March 31, 2008, the Company issued a purchase order to Catalyx Fluid Solutions, Inc. (“Catalyx”), for the purchase of resin, at the approximate cost of $756,000, needed for the operation of the Company’s wastewater treatment plant in Wyoming. Catalyx is partially owned by Juzer Jangbarwala, a former Company Director and Chief Technology Officer. In addition, from time to time Catalyx has paid for various costs related to the wastewater treatment plant on behalf of the Company, for which the Company has reimbursed Catalyx.  As of December 31, 2009, amounts due to Catalyx included in accounts payable were $280,000.

In July 2007, the Company entered into a lease agreement with Catalyx Engineering, Inc. (“CEI”), a company that is owned in part by Juzer Jangbarwala, a former Company Director and Chief Technology Officer, to sub-lease approximately 7,000 square feet to serve as its new corporate office in Anaheim, California. As of December 31, 2009, the Company has included $7,200 in accounts payable for rental payments due to CEI.

The Company utilized CEI for engineering services related to the design and construction of its water treatment plant in Wyoming.  As of December 31, 2009, amounts due to CEI included in accounts payable were $23,803.

Note 14 – Subsequent Events

In January 2010, the Company received an additional $150,000 advance from a shareholder. The terms of the advance were not finalized until mid February 2010.  Under the final agreements, the notes are due one year from the date of issuance, incur interest at 11% and are convertible into shares of common stock at a rate of $0.01 per share. As a result of this beneficial conversion feature, the Company expects to record a 100% discount to the convertible notes as the value of the beneficial conversion feature is expected to be in excess of the proceeds received. The Company will amortize this discount over the stated due date of the notes using the straight-line method. The sale of securities was exempt from registration under the Securities Act of 1933 pursuant to Regulation S.

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

●	If acquisitions are made, the costs and successful integration of acquisitions;
●	Barriers in trade with foreign countries or tariff regulations and other United States and foreign laws;
●	Loss of customers or sales weakness;
●	Effect of environmental regulations in the field of wastewater treatment associated with coal bed methane mining and coal seam gas;
●	Inability to achieve future sales levels or other operating results;
●	Ability to locate suitable new products for distribution within our business sector, and retain licensing rights to such new products on acceptable terms;
●	Outcomes and costs associated with litigation and potential compliance matters;
●	Inadequacies in the Company’s internal control over financial reporting, which could result in inaccurate or incomplete financial reporting;
●	Dilution to Shareholders from convertible debt or equity financings;
●	Loss of key management or other unanticipated personnel changes;
●	The unavailability of funds for capital expenditures; and
●	Operational inefficiencies in distribution or other systems.

The following discussion should be read in conjunction with the historical financial statements and related notes thereto of R.G. Global Lifestyles, Inc., including Form 10-K as of March 31, 2009.

OVERVIEW

RG Global

RG Global is a wastewater treatment technology licensing company with capabilities in water and wastewater treatment engineering and construction company headquartered in Southern California. Services include innovative technologies; water and wastewater engineering; construction and construction management; start-up, operation and maintenance services; and equipment manufacturing for industrial and municipal sectors. Areas of expertise include water treatment and distribution; wastewater collection, treatment, and disposal/reclamation. Its multi-disciplinary team includes professional and licensed engineers and scientists with extensive experience in current engineering, environmental, and construction technologies.

DynIX™ TECHNOLOGY

The Company, under the name RG Global, licenses to third parties for use and manufactures plants that utilize its proprietary (DynIX™) wastewater treatment technology, based on an ion-exchange process for the treatment and reclamation of wastewater. The DynIX™ Technology removes sodium and other pollutants from wastewater allowing it to be returned to the environment within local, state and federal environmental compliance regulations. The successful removal of the treated wastewater in turn allows energy companies to harvest and sell methane, gas and oil associated with such fields. The Company receives a royalty from the customer for every barrel of water treated and purified. With the majority our focus currently in Australia we are putting most of our sales effort there. The Australians have signed long term contracts with China for Liquefied Natural Gas (LNG) which is produced from the thousands of CSG wells they have and are currently being drilled daily. Our DynIX™ technology can be used as a standalone solution in many cases and can also be used in conjunction with Reverse Osmosis (RO) and Ultra Filtration (UF) for other more difficult processing requirements. Australia is one of the hottest CSG mining areas in the world with a great potential market for water processing and purification needs.

OC ENERGY DRINKS

The Company has  discontinued investing in its energy drink in order to focus its resources on the development and licensing of its DynIX™ Technology.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2009 AND 2008.

The following table summarizes the results of continuing operations and balance sheet amounts of the Company for the periods and dates shown:

	Three Months Ended December 31
	2009	2008
INCOME STATEMENT DATA
Revenue	$-	$100,131
Gross income (loss)	-	(118,384)
Loss from operations	(546,269)	(1,056,013)
Net loss from continuing operations	(411,211)	(1,098,155)
Net loss	(396,538)	(1,138,185)
Net loss per weighted average common share	$(0.00)	$(0.02)

	As of December 31, 2009	As of March 31, 2009
BALANCE SHEET DATA
Total assets	$804,302	$1,238,925
Total liabilities	$4,059,878	$4,081,501
Stockholders' deficit	$(3,255,576)	$(2,842,576)

REVENUES

	For the quarter ended December 31		Increase/(Decrease)
	2009	2008	$	%
Revenues	$-	$100,131	$(100,131)	(100)%

The Company generated no revenues during the quarters ended December 31, 2009.  Revenues of $100,131 were generated from one customer for the quarter ended December 31, 2008.

GROSS PROFIT (LOSS)

	For the quarter ended December 31		Increase/(Decrease)
	2009	2008	$	%
Gross income/(loss)	$-	$(118,384)	$118,384	100%

During the quarter ended December 31, 2008, gross loss associated with the Company's water treatment technology was $118,834 as the Company was unable to operate the plant at full capacity. Included in its cost of sales were labor costs and depreciation expense of approximately $218,000.

TOTAL OPERATING EXPENSES

	For the quarter ended December 31		Increase/(Decrease)
	2009	2008	$	%
Total Operating Expenses	$546,269	$1,056,013	$(509,744)	48%

Total operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees and legal expenses. The decrease in total operating expenses in the quarter ended December 31, 2009 as compared to the quarter ended December 31, 2008 was primarily the result of decreases in salaries and wages, consulting and stock based compensation.

Due to a change in legal landscape and the pending foreclosure of the Company's water treatment plant, the Company determined that the carrying value of the plant had been impaired.  As a result the Company recognized impairment on assets held for sale for the three months ended December 31, 2009.

DISCONTINUED OPERATIONS

	For the quarter ended December 31		Increase/(Decrease)
	2009	2008	$	%
Discontinued Operations	$14,673	$(40,030)	$54,703	136%

The company realized a gain from discontinued operations for the quarter ended December 31, 2009 as compared to the quarter ended December 31, 2008 due to the settlement of accounts payable due to vendors in 2009, in addition, to relatively low administrative expenses as compared to the quarter ended December 31, 2008 where OC Energy did was incurring expenditures.

RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIOD ENDED DECEMBER 31, 2009 AND 2008.

The following table summarizes the results of continuing operations and balance sheet amounts of the Company for the periods and dates shown:

	Nine months Ended December 31
	2009	2008
INCOME STATEMENT DATA
Revenue	$57,739	$190,550
Gross loss	(45,942)	(461,245)
Loss from operations	(1,267,369)	(3,410,817)
Net loss from continuing operations	(943,794)	(3,605,436)
Net loss	(823,682)	(3,899,070)
Net loss per weighted average common share	$(0.01)	$(0.08)

REVENUES

	For the Nine months ended December 31		Increase/(Decrease)
	2009	2008	$	%
Revenues	$57,739	$190,550	$(132,811)	(70)%

The nine months ended December 31, 2009, only includes one month of production while the same period in 2008 include four months of production. The decrease in water treatment sales was due to the cancellation of its contract with Yates Petroleum during the nine months ended December 31, 2009.

GROSS LOSS

	For the quarter ended December 31		Increase/(Decrease)
	2009	2008	$	%
Gross loss	$(45,942)	$(461,245)	$415,303	90%

The gross loss for the nine months ended December 31, 2009 was primarily the result of the Company’s inability to operate the plant to generate sufficient revenue.

TOTAL OPERATING EXPENSES

	For the quarter ended December 31		Increase/(Decrease)
	2009	2008	$	%
Total Operating Expenses	$1,221,427	$2,949,572	$(1,728,145)	(59)%

Total operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, legal expense, information systems expense, and product marketing and sales expense. The decrease in total operating expenses in the quarter ended December 31, 2009 as compared to the quarter ended December 31, 2008 was primarily the result of decreases in salaries and wages, consulting and stock based compensation.

DISCONTINUED OPERATIONS

	For the quarter ended December 31		Increase/(Decrease)
	2009	2008	$	%
Discontinued Operations	$120,112	$(293,663)	$413,775	141%

The company realized a gain from discontinued operations for the quarter ended December 31, 2009 as compared to the quarter ended December 31, 2008 due to the settlement of accounts payable due to vendors in 2009, in addition, to relatively low administrative expenses as compared to the quarter ended December 31, 2008 where OC Energy did was incurring expenditures.

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

The Company’s principal sources of liquidity consist of cash and cash equivalents, cash generated from product sales and construction contracts, and the issuance of equity and/or debt securities. In addition to funding operations, the Company’s principal short-term and long-term liquidity needs have been, and are expected to be, the debt service requirements of its notes payable, capital expenditures and general corporate expense expenses. In addition, if sales and operations increase, the Company will be required to increase its purchases of equipment for the construction of plants utilizing the DynIX™ Technology. As of December 31, 2009, the Company had cash and cash equivalents of $1,756 and liabilities outstanding of $4,059,878.

The Company believes that its existing sources of liquidity, along with cash expected to be generated from product sales and construction contracts and cash generated from the issuance of debt and equity securities, will be sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements through February of fiscal 2010. The Company will need to continue a focused program of capital expenditures to effectuate its DynIX™ Technology project constructions. In order to fund capital expenditures or increase working capital above the current plan, or complete any acquisitions, the Company may seek to obtain additional debt or equity financing. It may also need to obtain additional debt or equity financing if it experiences downturns or cyclical fluctuations in its business that are more severe or longer than anticipated, or if the Company fails to achieve anticipated revenue, experiences significant increases in the costs associated with products sales, or if it engages in additional strategic transactions. However, the Company cannot provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations.

OPERATING ACTIVITIES

Operating cash flows used during the nine months ended December 31, 2009, amounted to $466,116.  The primary use of operating cash was to pay consultants and salaries and wages. This was the result of a net loss of $823,682, offset by non-cash and non-operating items (depreciation, amortization of intangible assets, stock-based compensation and interest expense from the amortization of debt discounts) totaling $69,258  added to net changes in current assets and liabilities of $288,308.

INVESTING ACTIVITIES

Investing cash flows used during the nine months ended December 31, 2009, amounted to $7,950 generated primarily from the purchase of minor fixed assets.

FINANCING ACTIVITIES

Financing cash flows during the nine months ended December 31, 2009, amounted to $472,817 and consisted of a loan from a related party and an investor of $59,500 and proceeds from issuing common stock of $413,317.

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

Based on the foregoing evaluation, the Company has concluded that there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  The Company continues to have material weaknesses in its internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On June 11, 2008, the Company and Grant King was served a lawsuit from one of its note holders claiming that the Company defaulted on repayment on a note payable in the amount of $350,000 plus interest at 8%.  The note is convertible into common stock at a rate of $0.20 per share. The complaint asks for payment of these amounts plus damages.  On August 12, 2008, the parties agreed to stipulated order whereby Grant King was dismissed from the lawsuit and the Company was granted a 90-day extension to respond to the complaint (until November 10, 2008) in exchange the Company paid $49,530 which represents the interest due on the note through July 18, 2008. On January 30, 2009, the Company paid $8,016 of additional interest on the note making it then current, and entered into a stipulation whereby the Company had until February 19, 2009 to satisfy this entire note obligation.  The Company failed to do so and on April 1, 2009, a judgment was entered against it. As of December 31, 2009, the Company has the principal of $350,000 and accrued interest of $10,295 recorded in the financial statements.

On July 11, 2008, the Company received notice that one of the Company’s vendors filed a lien against the Company’s water treatment plant for past due amounts due to the vendor. As of December 31, 2009, the vendor was due approximately $140,310, which is included in accounts payable.  The Company disputed this lien and a lawsuit was filed by the vendor.  On October 29, 2009, the vendor filed a motion for summary judgment.  The Company did not respond to the summary judgment. On or around December 12, 2009, the Wyoming court issued a stipulated judgment allowing the vendor to foreclose and liquidate the water treatment plant and recoup principle balance of $140,310, pre-judgment interest of $21,563 and costs $1,097.  See Note 5 for discussion related to additional impairment of the water treatment plant. The Company is currently attempting to settle the obligation and has a tentative agreement, however, the payment performance criteria has not been met and thus the matter is still considered open.

On July 17, 2009, the Company received notice that one of the Company’s vendors filed a lien against the Company’s water treatment plant for past due amounts due to the vendor for hauling waste water.  The disputed amount totaled approximately $145,000, which is included in accounts payable.  No additional amounts for damages have been accrued in the accompanying consolidated financial statement as the Company cannot reasonably estimate the damages, if any, due to the recentness of the issue. The Company is currently attempting to settle the obligation and has a tentative agreement, however, the payment performance criteria has not been met and thus the matter is still considered open.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of December 31, 2009, the Company has received gross proceeds of $550,062 for the purchase of 3,667,080 shares of Series A preferred stock (“Series A”) at $0.15 per share.  The Series A is convertible into six shares of common stock. During the nine months ended December 31, 2009, 2,880,413 shares ($460,062 in proceeds net costs of $26,495) of Series A were converted into 17,282,480 shares of common stock. As of December 31, 2009, proceeds of $118,000 remain for future issuances of Series A. The proceeds have been recorded as accrued liabilities as to date the required Series A shares have not been issued. As of December 31, 2009, there are no shares of Series A outstanding as all have been converted into common stock.  The securities were sold exempt from registration under the Securities Act of 1933 pursuant to SEction 4(2) and Regulation D thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

In December 2009 and January 2010, the Company received $50,000 and $150,000 in advances from a shareholder. The terms of the advance were not finalized until mid February 2010.  Under the final agreements, the notes are due one year from the date of issuance, incur interest at 11% and are convertible into shares of common stock at a rate of $0.01 per share. As a result of this beneficial conversion feature, the Company expects to record a 100% discount to the convertible notes as the value of the beneficial conversion feature is expected to be in excess of the proceeds received. The Company will amortize this discount over the stated due date of the notes using the straight-line method.  The securities were sold exempt from registration under the Securities Act of 1933 pursuant to Regulation S.

Item 6. Exhibits.

The following Exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Document
4.1	Form of Convertible Promissory Note with Horst Geicke
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R G Global Lifestyles, Inc.

Signature	Title	Date

/s/ Grant King
Grant King	Chief Executive Officer	February 22, 2010

/s/ Richard Lambright
Richard Lambright	Principal Accounting Officer	February 22, 2010