Form 10-K
period 2010-03-31
RG GLOBAL LIFESTYLES INC
filed 2010-07-14
CIK 932136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended MARCH 31, 2010

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-254888

RG GLOBAL LIFESTYLES, INC.
(Exact name of registrant as specified in its charter)

California	33-0230641
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2345 W. Foothill Blvd. Suite 7 Upland, CA	91786
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (949) 888-9500

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
Yes  ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2010 was approximately $2,750,000.

The number of shares outstanding of the issuer’s Common Stock as of June 30, 2010 was 107,297,899.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Annual Report on Form 10-K, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe", "anticipate", "expect" and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially. Consequently, all of the forward-looking statements made in this Annual Report on Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

The safe harbors of forward-looking statements provided by Section 21E of the Securities Exchange Act of 1934 are unavailable to issuers of penny stock. Our shares may be considered penny stock and such safe harbors set forth under the Private Securities Litigation Reform Act of 1995 may not be available to us.

As used in this Annual Report on Form 10-K, unless the context requires otherwise, "we", "us" or the "Company" means RG Global Lifestyles, Inc. and its divisions and subsidiaries.

PART I

ITEM 1.  BUSINESS

Company History

RG Global Lifestyles, Inc. (the “Company” or “RG Global”), was originally incorporated in California on July 12, 1985 as International Beauty Supply Ltd. The name of the corporation was changed on May 28, 1993 to L.L. Knickerbocker Co., Inc., and thereafter on January 9, 2003 to the present name, RG Global Lifestyles, Inc. The common stock of the Company trades on the over-the counter Bulletin Board (“OTC Bulletin Board”) under the symbol “RGBL.”

Business of Issuer

RG Global is a water and wastewater treatment engineering and construction company headquartered in Southern California (see below for the subsequent acquisition of Pro-Water LLC (“Pro-Water”) on July 7, 2010). Current and future services include, and are expected to include, innovative technologies, water and wastewater engineering, construction and construction management, start-up, operation and maintenance services, and equipment manufacturing for industrial and municipal sectors. Areas of expertise include sustainable technologies specializing in water treatment and distribution, wastewater collection, treatment, and disposal/reclamation associated with coal-bed mining (CBM) and other energy producing industries, including petroleum. At fiscal year end and at the subsequent time of acquisition of Pro-Water, the Company did not have any open contracts or current sources of revenue. RG Global has several proprietary technologies, and currently its primary technology is branded DynIX™, which is an ion based set of processes for wastewater treatment that can be paired with other technologies to provide significant economic savings, through the reduction of waste.

Pro-Water Injection Well

On July 7, 2010, the Company acquired Pro-Water LLC (“Pro-Water”). Pro-Water owns and operates an injection well disposal refinery in Duchesne, Utah.  The Company acquired Pro-Water to expand its water processing services. Through Pro-Water’s Blue Bench Deep Injection Well (“DIW”), Pro-Water has an established customer base that is currently generating positive monthly cash flows.  Furthermore since January of this year, business at the DIW well has steadily increased as local governments increase regulations and restrictions for disposing produced water, the DIW’s will remain one of the few, if not the only, available methods for disposing produced water in the near future.

The DIW sits on 10 acres and plans are being prepared for a research and development laboratory.  Pro-Water will utilize this laboratory to efficiently test, develop and implement its technologies.  This steady stream of produced water, from various customers allows the development and testing of technologies without the disadvantages of relaying on single third party producers, which negatively affected the operations of RG Global’s Wyoming plant.

Plant.DynIX™ Technology

The Company, under the name RG Global, manufactures plants that utilize its proprietary (DynIX™) wastewater treatment technology, based on an ion-exchange process for the treatment and reclamation of produced water. The DynIX™ Technology removes sodium and other pollutants from produced water allowing it to be returned to the environment within local, state and federal environmental compliance regulations. The successful removal of the treated produced water in turn allows energy companies to harvest and sell methane, gas and oil associated with such fields. The Company receives a royalty from the customer for every barrel of water treated and purified.

In April of 2008, RG Global constructed and successfully tested its first plant in Wyoming in connection with an agreement with Yates Petroleum, Inc. This agreement is structured on a “build, own and operate” economic model whereby RG Global provided a “turnkey” plant to Yates Petroleum and charges a royalty per barrel of cleaned wastewater. The Company received a fixed royalty for every barrel of waste water treated and purified and maintained ownership of the equipment under a five year contract.  After unsuccessfully attempting to negotiate a higher royalty rate, the Company decided to shut the plant down until a buyer could be found.  Subsequent to this, Yates Petroleum, Inc. cancelled its agreement with the Company. To date a buyer has not been found and the plant has been reflected as discontinued operations.

Recently, the Company has changed its strategy from solely a build to sell manufacturing environment to include a royalty based model whereby the Company would license its DynIX™ Technology to achieve royalty income.  The Company has proposals in various stages, however, currently there are no signed agreements.

Prior Company Businesses

Prior to its current business in wastewater treatment in the energy arena, and since its inception, the Company, under prior management teams, was involved in several businesses and engaged in various air to water, energy drink, nutraceutical, and other consumer, retail and commercial ventures, all of which have been abandoned to more fully focus on the development of environmental technologies.

In particular, in late 2006, the Company commenced operations in the bottled energy drink and oxygenated water industry as OC Energy Drink.  The Company has discontinued investing in its energy drink line in order to focus its resources on the development of its sustainable environmental technologies and licensing its DynIX™ Technology. Thus, the OC Energy Drink operations are reflected as discontinued operations since the fourth quarter of 2009.

Principal Products and Services, and Distribution Methods

With the acquisition of Pro-Water subsequent to its fiscal year end, RG Global is a full service water and wastewater treatment engineering and construction company that specializes in sustainable technologies. It is headquartered in Southern California. Services include innovative technologies; water and wastewater engineering; construction and construction management; start-up, operation and maintenance services; and equipment manufacturing for industrial and municipal sectors. Areas of expertise include water treatment and distribution; wastewater collection, treatment, and disposal/reclamation. Its multi-disciplinary team includes professional and licensed engineers and scientists with extensive experience in current engineering, environmental, and construction technologies.

Status of Publicly Announced New Products and Services

See above for discussion of acquisition of Pro-Water.

Competition

DynIX™Technology currently has direct competition from Ionics, GE Water, and EMIT Water Discharge Technology.

Many of these competitors have established histories of operation and greater financial resources than the Company, enabling them to finance acquisitions and development opportunities, to pay higher prices for the same opportunities, and to develop and support their own operations. In addition, many of these companies have greater name recognition.

Intellectual Property

The Company owns the wastewater technology protected by US patent 6776913 and proprietary know how which is expected to form the basis for further patents filings based on the fundamentals in the issued patent.

Government Approval

The plant in Wyoming using DynIX™ Technology (currently the only location contracted for) requires a permit issued by the Wyoming Department of Environment Services (WYPDES permits) that regulate and allow the clean water discharge into the environment.

Employees

As of March 31, 2010, the Company has no full time and no part time employees. The Company has four consultants that manage the day to day operations, sales and accounting.

ITEM 2. PROPERTIES

The Company rents office space of approximately 1,100 square feet of office space in Upland, California for $1,605 per month. In 2008, the Company constructed and was operating a water treatment facility in Gillette, Wyoming.

ITEM 3. LEGAL PROCEEDINGS

In January 2010, the Company settled and dismissed a lawsuit filed against the Company and one of its officers in June 2008 by plaintiff Wilke Trust, one of its note holders claiming that the Company defaulted on repayment on a note payable in the amount of $350,000 plus interest at 8%.  See Notes 8 and 12 for additional information concerning the terms of the settlement.

In January 2010, the Company settled and dismissed claims in a lawsuit filed against the Company in February 2009 by plaintiff Claude’s Welding, one of the Company’s vendors, claiming approximately $145,000 in past due amounts for pipe installation services in connection with the construction of the Company’s Wyoming wastewater treatment plant.  See Note 12 for additional information.  In connection with this lawsuit, in 2009, the Company was cross-claimed against by co-defendant Yates Petroleum for damages of $236,306.  Motion practice of this cross-claim is ongoing and trial is scheduled tentatively for February 2011.

In January 2010, the Company settled and dismissed a lawsuit filed against the Company in July 2009 by plaintiff Tisdale Creek Ranch, one of the Company’s vendors, claiming approximately $140,000 in past due amounts for hauling wastewater in connection with the operation of Company’s Wyoming wastewater treatment plant. See Note 12 for additional information.

ITEM 4.  [Removed and Reserved]
PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's Common Stock trades on the OTC Bulletin Board under the symbol “RGBL.” The following tables set forth the high and low bid information for the Common Stock for each quarter within the last two fiscal years:

QUARTERLY COMMON STOCK PRICE RANGES

Quarter Ended	High	Low

June 30, 2008	$0.50	$0.16
September 30, 2008	$0.21	$0.08
December 31, 2008	$0.19	$0.06
March 31, 2009	$0.12	$0.05
June 30, 2009	$0.10	$0.05
September 30, 2009	$0.19	$0.05
December 31, 2009	$0.06	$0.01
March 31, 2010	$0.07	$0.02

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

There were approximately 201 holders of record of the Company’s Common Stock as of June 30, 2010.

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

The 2006 Plan has a total of 10,000,000 shares reserved for issuance, and the 2007 Plan has a total of 6,000,000 shares reserved for issuance.

As of the end of the fiscal year ended March 31, 2010, we have issued the following stock options under the Plans:

Equity Compensation Plan Information

Plan category	Number of securities remaining to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)

Equity compensation plans approved by security holders: 2006 Plan	2,433,455	$0.22	429,973

Equity compensation plans approved by security holders: 2007 Plan	1,070,500	$0.21	2,372,700

Equity compensation not pursuant to a plan	100,000	$0.20	-

Total	3,603,955	$0.21	2,802,673

Recent Sales of Unregistered Securities

During the year ended March 31, 2010, the Company raised investor money through a private sale of unregistered Series A preferred stock (“Series A Offering”). The terms of this Series A Offering are a sale of Series A preferred stock for $0.15 per share, each convertible into six shares of common stock.  During the year ended March 31, 2010, the Company raised an aggregate of $439,562 for 2,930,413 shares of preferred stock in this Series A Offering from 36 accredited investors.  These investors immediately converted their Series A preferred shares into 17,582,480 of common stock.  The securities were offered and sold to the accredited investors in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) and Section 4(6) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D adopted thereunder.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Fiscal Year Ended March 31, 2010 and March 31, 2009.

The following discussion compares results of continuing operations of the Company only during the periods described.

	2010	2009
Income Statement Data
Revenue	$-	$-
Gross loss	-	-
Operating Expenses	(2,019,705)	(6,406,900)
Other Income (Expense)	542,703	(438,841)
Loss from continuing operations	(1,477,002)	(6,845,741)
Loss from discontinued operations	(302,192)	(4,158,580)
Net loss	(1,779,194)	(11,004,321)
Net loss per weighted average common shares – continuing operations	(0.02)	(0.23)
Net loss per weighted average common shares – discontinued operations	(0.00)	(0.09)
Balance Sheet Data
Total assets	123,937	1,238,948
Total liabilities	3,725,081	4,081,524
Stockholders' equity (deficit)	$(3,601,144)	$(2,842,576)

Total Operating Expenses

			Increase/(decrease)
For the fiscal year ended March 31	2010	2009	$	%

Total Operating Expenses	$(2,019,705)	$(6,406,900)	$(4,387,195)	(68%	)

 Total operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, legal expense, information systems expense, and product marketing and sales expense.  The decrease in total operating expenses in the year ended March 31, 2010, as compared to the year ended March 31, 2009 was primarily the result of a decrease in stock-based compensation. In addition, expenses of $3,093,462 were recorded as loss on impairment of intangible assets for the year ended March 31, 2009 compared to $518,438 for the year ended March 31, 2010.

Other Income (Expense)

			Increase/(decrease)
For the fiscal year ended March 31	2010	2009	$	%

Other Income (Expense)	$542,703	$(438,841)	$(981,544)	(223%	)

The decrease in other expense during the year ended March 31, 2010, as compared to the year ended March 31, 2009 resulted primarily from reduced interest expense for accounts payable and notes settled in 2010, a reduction in the change in the fair value of common stock issued in connection with convertible notes in 2009, a reduction in the change in fair value of derivative liabilities in 2010 and proceeds from a federal income tax refund.

Loss from discontinued operations

For the fiscal year ended March 31	2010	2009	Increase/(decrease)
			$	%
Loss from discontinued operations	$(302,192)	$(4,158,580)	$(3,656,388)	(88%)

The Company shut down the Yates plant after its first initial operation to make adjustments and modifications deemed necessary to reduce unexpected amounts of residual waste produced in the outflow pond during the filtration of the waste water.  In the first quarter of fiscal 2009, the Company made the decision to stop production at the Wyoming plant. The original cost calculations were based on percentage of byproducts and their associated disposal charges. Renegotiations to get our pricing in line with current market prices have been ineffective and thus the contract was terminated. Thus, the financial results of the water treatment segment have been included in loss from discontinued operations for the years ended March 31, 2010 and 2009 in addition to the financial results of OC Energy. OC Energy was discontinued due to the  decrease in energy drink revenues resulting from its inability to market the product or obtain any contracts to place its products with retailers. The Company also sold its OC Energy Drink products at cost before it would need to be destroyed due to it being past its shelf life.

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

The Company’s principal sources of liquidity consist of cash and cash equivalents and the issuance of equity and/or debt securities. In addition to funding operations, the Company’s principal short-term and long-term liquidity needs have been, and are expected to be, the debt service requirements of its notes payable, capital expenditures and general corporate expense expenses. The Company does not have any operating segments and is seeking alternative operational opportunities. As of March 31, 2010, the Company had cash and cash equivalents of $38,731, and liabilities outstanding of $3,725,081.

The Company believes that its existing sources of liquidity, along with cash expected to be generated from the issuance of debt and equity securities, will be sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements through September 30, 2011. In order to fund capital expenditures or increase working capital above the current plan, or complete any acquisitions, the Company may seek to obtain additional debt or equity financing. However, the Company cannot provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations.

For the fiscal year ended March 31, 2010, the Company funded operations primarily through proceeds from sales of its Series A preferred stock to investors in the amount of $405,417 and note proceeds of $495,000.

OPERATING ACTIVITIES

Operating cash flows used during the fiscal year ended March 31, 2010, amounted to $686,240. This resulted from the Company’s net loss of $1,779,194 offset by non-cash and non-operating items (depreciation, amortization of intangible assets, stock-based compensation, fair value of common stock issued in excess of subscription price, non-cash interest expense including the amortization of debt discounts, gain on settlement of debts, loss on impairment of assets held for sales and intangibles, and the change in the fair value of derivative instruments) totaling $799,311.

INVESTING ACTIVITIES

Investing cash flows used during the nine months ended March 31, 2010, amounted to $7,953 generated primarily from the purchase of minor fixed assets.

FINANCING ACTIVITIES

Financing cash flows during the fiscal year ended March 31, 2010, amounted to $729,917, and consisted primarily of sales of its preferred stock to investors in the amount of $405,417, loans of $495,000, offset by note payments of $180,000.

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

IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 144 ("SFAS 144"), codified into ASC 350. The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 350 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

REVENUE RECOGNITION

Product sales - For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB104"), codified into ASC 605, which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued ASC 855 “Subsequent Events” (formerly SFAS No. 165, Subsequent Events). FASB ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim and annual financial periods ending after June 15, 2009. The Company adopted ASC 855 during the three months ended June 30, 2009 without a significant impact on the financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed pursuant to this Item 8 begin on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC Rule 13a-15, our Chief Executive and Principal Accounting Officers carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures are not effective as of March 31, 2010 and that they do not allow for information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive and Principal Accounting Officers as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of our internal control over financial reporting is as of the year ended March 31, 2010. We believe that internal control over financial reporting is not effective. We have identified the following current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations:

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

We are currently in the process of remediating these material weaknesses; however, our current financial condition has limited the amount of resources available to us. We plan to implement additional policies, procedures, and controls to address these weaknesses.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Our most recent assessment resulted in reaffirming the material weaknesses noted above.

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

On July 12, 2010, the Company amended the terms of its acquisition of Pro-Water.  The amendment increased the number of shares of common stock paid for Pro-Water to 33,333,333 (from 20,000,000), and altered the conversion rate of the $2,000,000 related secured convertible promissory note, which previously all converted at $0.10 at the option of the holder, such that now $1,600,000 of the note may be converted at $0.20 per share and $400,000 may be converted at $0.025 per share.

In connection with the amendment to the Pro-Water acquisition, on July 12, 2010 the Company issued 13,333,333 shares of its common stock to the prior Pro-Water members.  The issuance of securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Board of Directors

The Company's Board of Directors currently consists of four (4) authorized directors. The following sets forth certain information about each of the directors:

GRANT KING, 56, DIRECTOR SINCE 2004, CHIEF EXECUTIVE OFFICER since 2007 and INTERIM CHIEF FINANCIAL OFFICER since 2010. Mr. King has served as General Manager and Managing Director of two major manufacturing and export companies in Bangkok, Thailand since 1990. From September 1996 to September 2000, Mr. King served as President of various wholly-owned subsidiaries of the Company's predecessor, L.L. Knickerbocker Co., Inc. and between October 2000 and June 2004, Mr. King was managing his own business interests overseas. From 1997 to July 2003, he also served as president and CEO of L.L. Knickerbocker (Thai) Co. Ltd. in Thailand.

STEVE RITCHIE, 66, retired Brig. Gen. USA, DIRECTOR since 2005. Gen. Ritchie became an advisory board member to the Company in August 2005 and subsequently became a Director in October 2005. Prior to joining the Company in these positions, Mr. Ritchie had a career in the US Air Force, culminating with the rank of Brigadier General.

BOB GLASER, 55, DIRECTOR since 2009 and VP OPERATIONS.  Mr. Glaser has over 35 years of manufacturing expertise including electrical and mechanical design, engineering, and building machinery from inception to completion. His skills include, machinery design, managing large workforces, detail oriented planning, forecasting, and creating short and long term company goals. Dealing with difficult issues is one of his best assets and he is known for being a problem solver. His ability to utilize Lean, Supply Stream Manufacturing and Six Sigma Processes in the evaluation of projects is essential to minimizing costs and instrumental in vendor negotiations. He has received many awards from major manufacturers for consistent quality in manufacturing and his relentless pursuit of excellence.

MR. MORLOCK, 35, DIRECTOR since 2009 and CORPORATE SECRETARY, is currently the CEO of Pro-Water, LLC., an injection well disposal refinery in Utah.  Pro-Water specializes in processing produced water for the oil and gas industry.  Mr. Morlock has extensive history in GMP, writing SOP’s and over 14 years of dealing with regulatory agencies including the EPA and the FDA. Much of this background was achieved while he managed several large manufacturing companies. This included overseeing water treatment design as it is critical in pharmaceutical manufacturing. In addition his expertise includes researching, analyzing, and monitoring financial, technological, and demographic factors to capitalize on market opportunities and minimize competitive activity. He has developed and executed comprehensive operation and marketing plans, both short and long range, to support the sales and revenue objectives of the organization.

Executive Officers and Significant Employees and Consultants

In addition to Mr. King Mr. Glaser and Mr. Morlock, whose biographical information is set forth above, the following are the Company’s significant officers, employees and consultants:

During the fiscal year ended March 31, 2009 and 2010, Richard Lambright served as Controller and Principal accounting officer.  Mr. Lambright resigned both positions as of July 7, 2010.

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

Adverse Proceedings

There exists no material proceeding to which any director or officer is a party adverse to the Company or has a material interest adverse to the Company.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a). The Company believes that all reports for such Section 16 reporting individuals or entities that were required to be filed under Section 16 of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2010 were timely filed.

Code of Ethics

The Company has adopted a code of ethics that is applicable to our directors and officers. Our code of ethics is posted on our website and can be accessed at WWW.RGGLIFE.COM.

Nominating and Compensation Committees

The Board of Directors does not have a standing nominating committee, compensation committee or any committees performing similar functions. As there are only four Directors serving on the Board, it is the view of the Board that all Directors should participate in the process for the nomination and review of potential Director candidates and for the review of the Company's executive pay practices. It is the view of the Board that the participation of all Directors in the duties of nominating and compensation committees ensures not only as comprehensive as possible a review of Director candidates and executive compensation, but also that the views of independent, employee, and shareholder Directors are considered.

The Board does not have any formal policy regarding the consideration of director candidates recommended by shareholders; any recommendation would be considered on an individual basis. The Board believes this is appropriate due to the lack of such recommendations made in the past, and its ability to consider the establishment of such a policy in the event of an increase of such recommendations. The Board welcomes properly submitted recommendations from shareholders and would evaluate shareholder nominees in the same manner that it evaluates a candidate recommended by other means. Shareholders may submit candidate recommendations by mail to RG GLOBAL LIFESTYLES, INC.: 2345 W Foothill, Suite 7, Upland, CA 92807. With respect to the evaluation of director nominee candidates, the Board has no formal requirements or minimum standards for the individuals that it nominates. Rather, the Board considers each candidate on his or her own merits. However, in evaluating candidates, there are a number of factors that the Board generally views as relevant and is likely to consider, including the candidate’s professional experience, his or her understanding of the business issues affecting the Company, his or her experience in facing issues generally of the level of sophistication that the Company faces, and his or her integrity and reputation. With respect to the identification of nominee candidates, the Board has not developed a formalized process. Instead, its members and the Company’s senior management have recommended candidates whom they are aware of personally or by reputation.

Board Meetings and Annual Meeting Attendance

The Board of Directors met two times the fiscal year ended March 31, 2010.  Additionally, the Board acted two times by unanimous written consent in lieu of a meeting during this period.

The Company did not hold an Annual Meeting of Shareholders for the fiscal year ended March 31, 2009, but acted on written consent of a majority of shareholders.

Audit Committee

The Company's currently does not have an Audit Committee and the Board serves this function.

ITEM 11. SUMMARY COMPENSATION TABLE

The following table sets forth the compensation of our Executive Officers for the fiscal years ending on March 31, 2010 and 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Grant King	2009	$-		$(141,887)	(3)	$12,000				$153,887
CEO and Director RGBL	2010	$13,975		$(89,560)	(3)					$103,535

Richard Lambright	2009	$58,228		-		$7,490				$65,718
Principal Financial Officer(1)	2010	$15,752		-						$15,752

Juzer Jangbarwala	2009	$-				$6,000				$6,000
CTO and Director (2)	2010	$-		$71,250						$71,2560

(1)           Richard Lambright served as Principal Officer for the Company.  Mr. Lambright resigned his position as of July 7, 2010.

(2)           Juzer Jangbarwala served as Director and Chief Technology Officer for the Company.  Mr. Jangbarwala resigned both positions as of April 17, 2009.  As a result of the resignation, Mr. Jangbarwala forfeited 800,000 options during the year ended March 31, 2010.

(3)           Stock issued in lieu of salary.

DIRECTOR COMPENSATION

The following table sets forth the compensation of our directors for the fiscal years ending on March 31, 2009, respectively (if not addressed in the Executive Officer Compensation table above).  The Company did not award any options for the year ended March 31, 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steve Ritchie			$12,000				$12,000
David Koontz			$12,000				$12,000

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Grant King	300,000			$0.06	Various dates thru 2013

Richard Lambright	300,000			$0.06	2014

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth the current common stock ownership of (i) each person known by the Company to be the beneficial owner of five percent (5%) or more of the Company's common based upon approximately 104,396,659 shares outstanding as of March 31, 2010, (ii) each officer and director of the Company individually, and (iii) all officers and directors of the Company as a group. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and/or warrants held by that person that are currently exercisable, as appropriate, or will become exercisable within sixty (60) days of the reporting date are deemed outstanding, even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial. The address of each owner who is an officer or director is in care of the Company at 2345 W Foothill, Suite 7, Upland, CA 92807.

TITLE OF	NUMBER OF		PERCENT OF
CLASS	SHARES	NOTE	CLASS	NAME OF BENEFICIAL OWNER
Common
Common	6,536,599	(1)	6.09%	Knickerbocker Estate
Common	3,083,105		2.95%	Grant King, CEO and Director
Common	354,446	(2)	*	Steve Ritchie, Director
Common	131,737	(2)	*	Richard Lambright, Former CFO
Common	254,167	(2)	*	David Koontz, Former Director

All officers and directors as a group (5 persons)

(1)	This figure includes 2,154,274 shares issuable to the estate of Mr. Knickerbocker pursuant to options and warrants to purchase shares of our common stock.
(2)	Shares issuable pursuant to options to purchase shares of our common stock vested as of March 31, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal years ended March 31, 2010 and 2009, the Company had the following related party transactions:

From time to time, Grant King, Chief Executive Officer, loans the Company monies for operating purposes. The loan accrues interest at 11% and is due upon demand.  During the year ended March 31, 2010, an additional $9,500 was advanced to the Company under the terms stated above. In December 2009, the Company issued 2,600,000 shares of common stock valued at $78,000 in settlement of the note and accrued interest. Since the liability relieved was $13,000 less than the fair market value of the common stock issued, the Company recorded the amounts as additional interest expense. As of March 31, 2010, the note and accrued interest was paid in full.

As of March 31, 2010, amounts due to Grant and Mark King’s contracted employment $269,637, which are included in long-term accrued liabilities on the accompanying balance sheet. During the year ended March 31, 2010, the individuals exercised 1,226,000 options and reduced the amounts payable to them by an additional $73,560 through applying the required exercise price of $0.06 to the liability. In addition, during the year ended March 31, 2010, the Company issued 400,000 shares of common stock valued at $16,000, which reduced the amounts payable to them.  See Note 14 for issuance of common stock in settlement of amounts payable subsequent to year end.

During the fiscal year ended March 31, 2009, the Company issued 333,333 shares of Series A preferred stock to Mark King in satisfaction of $50,000 in accrued salaries. Upon issuance, the Company determined that the fair value of the Series A preferred stock based on the fair value of the common stock equivalent was $160,000. In addition, the Series A was converted into 2,000,000 shares of common stock on the date of issuance. The excess of $110,000 between the liability satisfied and the fair value was expense to general and administrative expenses on the accompanying statement of operations. In addition, during the fiscal year ended March 31, 2009, the individuals applied $79,680 of the liability toward the exercise price of 1,328,000 options at $0.06 per share.  As of March 31, 2009, amounts payable to the individuals included in accrued liabilities were $176,320. Subsequent to March 31, 2009, the individuals exercised 1,276,000 options and reduced the amounts payable to them by an additional $73,560 through applying the required exercise price of $0.06 to the liability.

During the fiscal year ended March 31, 2008, the Company issued a purchase order to Catalyx for the purchase of resin, at the approximate cost of $756,000, needed for the operation of the Company’s wastewater treatment plant in Wyoming. Catalyx is partially owned by Juzer Jangbarwala, a former Company Director and Chief Technology Officer. In addition, from time to time Catalyx has paid for various costs related to the wastewater treatment plant on behalf of the Company, for which the Company has reimbursed Catalyx.  As of March 31, 2010 and 2009, amounts due to Catalyx included accounts payable were $280,000.

 In July 2007, the Company entered into a lease agreement with Catalyx Engineering, Inc. (“CEI”), a company that is owned in part by Juzer Jangbarwala, a former Company Director and Chief Technology Officer, to sub-lease approximately 7,000 square feet to serve as its new corporate office in Anaheim, California. As of March 31, 2010 and 2009, the Company has included $7,200 in accounts payable for rental payments due to CEI.

The Company utilized CEI for engineering services related to the design and construction of its water treatment plant in Wyoming.  As of March 31, 2010, amounts due to CEI included in accounts payable were $23,803.

In previous periods, the Company utilized Fusion Solutions (“Fusion”) for manufacturing of product and promotional items for it OC Energy drink products. Fusion is partially owned by Mariano Fusco, a former owner and former CEO of the Company’s subsidiary, OC Energy and Albert Guerra, a partial owner of OC Energy.  As of March 31, 2009, amounts due to Fusion included in current assets of discontinued operations were $99,807. During the year ended March 31, 2010, the Company issued 364,500 shares of common stock valued at $21,870 to vendors of OC Energy in settlement of $122,430 in liabilities. The Company recorded a gain on settlement within net income from discontinued operations on the accompany statement of operations for the difference between the fair value of the common stock and the liability relived.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Detail of fees paid to dbbmckennon:

a.
Audit Fees:  Aggregate fees billed for professional services rendered for the audit of our annual financial statements for the periods ended March 31, 2010 and 2009, were approximately $77,000 and $35,000, respectively.

b.	Audit-Related Fees: Fees billed for audit-related services were $0 and $0 for the fiscal years ended March 31, 2010 and 2009.

c.	Tax Fees. Fees billed for tax services were $0 and $0 for the fiscal years ended March 31, 2010 and 2009.

Detail of fees paid to McKennon Wilson & Morgan LLP:

a.	Audit Fees: Aggregate fees billed for professional services rendered for the audit of our annual financial statements for the year ended March 31, 2009, were approximately $38,500.

b.	Audit-Related Fees: Fees billed for audit-related services were approximately $0 for the fiscal year ended March 31, 2009.

c.	Tax Fees. Fees billed for tax services were $0 for the fiscal year ended March 31, 2009.

ITEM 15. Exhibits and Financial  Statement Schedules

See Exhibit Index below.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

R G GLOBAL LIFESTYLES, INC.

Dated: July 14, 2010	/s/ Grant King
By: Grant King,
Chief Executive Officer,

Dated: July 14, 2010	/s/ Grant King
By: Grant King
Interim Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Grant King	Director	July 14, 2010
Grant King

/s/ Steve Ritchie	Director	July 14, 2010
Steve Ritchie

/s/ Robert J. Glazer	Director	July 14, 2010
Robert J. Glazer

/s/ Keith Morlock	Director	July 14, 2010
Keith Morlock

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amendment No. 1 to Pro-Water Acquisition Agreement dated July 12, 2010.

21.1	Subsidiaries (1)

31.1
Certification of the Chief Executive Officer and interim Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference from Exhibit 21.1 to the Company’s Annual Report on Form 10-K as filed with the SEC on July 31, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
RG Global Lifestyles, Inc.

We have audited the accompanying consolidated balance sheets of RG Global Lifestyles, Inc. and its subsidiaries (the "Company") as of March 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of March 31, 2010 and 2009. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RG Global Lifestyles, Inc. and subsidiaries as of March 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ dbbmckennon

Newport Beach, California
July 14, 2010

RG GLOBAL LIFESTYLES, INC.
CONSOLIDATED BALANCE SHEETS

	As of March 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$38,731	$3,007
Accounts receivable	673	673
Prepaids and other current assets	13,371	2,545
Current assets of discontinued operations	3,503	2,588
Total current assets	56,278	8,813

Property and equipment, net	27,428	30,515
Intangible assets, net	-	576,042
Other assets	10,231	196,133
Assets of discontinued operations	30,000	427,445

Total Assets	$123,937	$1,238,948

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$755,797	$1,038,125
Accrued salaries and wages and related party consulting fees	582,389	1,082,487
Accrued liabilities	543,209	624,359
State income taxes payable	103,323	95,732
Convertible notes payable	-	500,000
Notes payable - related party	-	5,233
Notes payable	455,500	455,500
Current liabilities of discontinued operations	237,168	280,088
Total current liabilities	2,677,386	4,081,524

Accounts payable, long-term	11,883	-
Accrued salaries and wages and related party consulting fees, long-term	684,879	-
Convertible notes payable, long-term	257,291	-
Warrant liability	93,642	-
Total liabilities	3,725,081	4,081,524

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 4,582,827 and 2,930,413 issued at March 31, 2010 and March 31, 2009, none outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized at March 31, 2010 and 2009, 107,311,659 and 79,845,076 issued; 104,396,659 and 76,368,211 outstanding, respectively	104,397	76,369
Additional paid-in capital	35,943,454	37,593,763
Accumulated deficit	(39,648,995)	(40,512,708)
Total stockholders' deficit	(3,601,144)	(2,842,576)

Total Liabilities and Stockholders' Deficit	$123,937	$1,238,948

The accompanying notes are an integral part of these financial statements.

RG GLOBAL LIFESTYLES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	March 31
	2010	2009
Revenue	$-	$-

General and administrative, including stock-based compensation of $148,086 and $1,323,239 in 2010 and 2009, respectively	1,117,845	3,311,717
Selling and marketing	7,770	1,721
Loss on impairment of intangibles and other assets	894,090	3,093,462
Total expenses	2,019,705	6,406,900

Operating loss	(2,019,705)	(6,406,900)

Other income (expense):
Interest income	5,488	142
Interest expense	(237,637)	(440,709)
Change in fair value of derivative liability	381,068	-
Gain on settlement of debt	390,315	-
Other income (loss)	3,469	1,726
Total other income (expense)	542,703	(438,841)

Net loss from continuing operations	(1,477,002)	(6,845,741)

Net loss from discontinued operations, net of tax benefit of $0	(302,192)	(4,158,580)

Net loss	$(1,779,194)	$(11,004,321)

Net loss per share:
Basic and diluted – continuing operations	$(0.02)	$(0.23)
Basic and diluted – discontinued operations	$(0.00)	$(0.09)

Weighted average number of common shares:
Basic and diluted	90,136,941	47,282,237

The accompanying notes are an integral part of these financial statements.

RG GLOBAL LIFESTYLES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

	Series A Preferred Stock		Common Stock		Additional Paid-in	Common stock to be	Retained Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Issued	(Deficit)	(Deficit)
Balance, March 31, 2008	-	-	34,500,410	$34,501	$32,159,232	$2,113,904	$(29,508,387)	$4,799,250

Series A preferred stock issued for cash	576,667	577	-	-	276,223	-	-	276,800
Series A preferred stock issued for services	4,006,160	4,006	-	-	564,994	-	-	569,000
Common stock issued for cash	-	-	6,209,676	6,210	1,851,695	(1,631,833)	-	226,072
Conversion of Series A preferred stock into common stock	(4,582,827)	(4,583)	27,496,962	27,497	(22,914)	-	-	-
Common stock issued for payment of NIR note payable	-	-	4,041,268	4,041	655,224	-	-	659,265
Exercises of stock options and warrants	-	-	3,492,228	3,492	636,698	(482,071)	-	158,119
Fair value of beneficial conversion feature issued in connection with notes payable	-	-	-	-	150,000	-	-	150,000
Common stock issued for services	-	-	627,667	628	141,364	-	-	141,992
Stock based compensation	-	-	-	-	1,181,247	-	-	1,181,247
Net loss	-	-	-	-	-	-	(11,004,321)	(11,004,321)
Balance, March 31, 2009	-	-	76,368,211	76,369	37,593,763	-	(40,512,708)	(2,842,576)
Cumulative effect of warrants reclassified	-	-	-	-	(3,117,617)	-	2,642,907	(474,710)
Series A preferred stock issued for cash	2,930,413	405,417	-	-	-	-	-	405,417
Common stock issued for OCE liabilities	-	-	364,500	365	21,505	-	-	21,870
Conversion of Series A preferred stock into common stock	(2,930,413)	(405,417)	17,582,480	17,582	387,835	-	-	-
Common stock issued for settlement of note payable	-	-	1,600,000	1,600	62,400	-	-	64,000
Common stock issued for payment of related party note payable	-	-	2,600,000	2,600	75,400	-	-	78,000
Exercises of stock options	-	-	2,914,300	2,914	171,944	-	-	174,858
Fair value of beneficial conversion feature issued in connection with notes payable	-	-	-	-	495,000	-	-	495,000
Common stock issued for settlement of salaries	-	-	2,000,000	2,000	77,000	-	-	79,000
Common stock issued for services	-	-	967,168	967	28,138	-	-	29,105
Stock based compensation	-	-	-	-	148,086	-	-	148,086
Net loss	-	-	-	-	-	-	(1,779,194)	(1,779,194)
Balance, March 31, 2010	-	$-	104,396,659	$104,397	$35,943,454	$-	$(39,648,995)	$(3,601,144)

The accompanying notes are an integral part of these financial statements.

RG GLOBAL LIFESTYLES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,779,194)	$(11,004,321)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts related to beneficial conversion features and warrants	107,291	185,926
Impairment of intangible assets	518,438	3,093,462
Write down of assets held for sale	311,722	1,988,658
Stock issued for services	29,106	141,992
Change in fair value of derivative liabilities	(381,068)	-
Excess of fair value of common stock issued for satisfaction of related party liabilities	-	190,300
Fair value of common stock in excess of notes payable forgiven	13,000	112,324
Gain on settlement of debt	(390,315)	-
Depreciation and amortization	68,654	1,240,441
Stock-based compensation	148,086	1,181,247
Loss on disposal of assets	6,329	-
Change in operating assets and liabilities:
Accounts receivable	-	5,414
Inventory	-	86,864
Federal income taxes refund receivable	-	143,775
Prepaid expenses	(14,308)	(2,157)
Other assets	191,541	50,841
Accounts payable	(107,521)	349,383
Accrued liabilities	584,408	1,300,002
Income taxes payable	7,591	(2,158)
Net cash used in operating activities	(686,240)	(938,007)

Cash flows from investing activities:
Purchase of fixed assets	(7,953)	-
Net cash used in investing activities	(7,953)	-

RG GLOBAL LIFESTYLES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the Year Ended
	March 31,
	2010	2009
Cash flows from financing activities:
Proceeds from issuance of notes payable	495,000	195,000
Proceeds from notes payable - related party	9,500	20,697
Proceeds from sale of common stock	-	226,072
Proceeds received from sale of Series A preferred stock	405,417	569,000
Payments on notes payable	(180,000)	-
Payments on notes payable – related party	-	(81,666)
Net cash provided by financing activities	729,917	929,103
Net increase (decrease) in cash	35,724	(8,904)
Cash of discontinued operations	-	681
Cash - beginning of year	3,007	11,230
Cash - ending of year	$38,731	$3,007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$-	$8,016
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock in settlement of accounts payable and accrued liabilities	$165,870	$-
Issuance of common stock in settlement of notes payable and accrued interest	$64,000	$550,000
Conversion of stock options with accounts payable and accrued liabilities	$174,858	$158,119
Conversion of Series A preferred stock into common stock	$405,617	$-
Issuance of preferred stock in settlement of accounts payable and accrued liabilities	$-	$86,500

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

On December 24, 2006, the Company entered into a series of agreements with Catalyx Fluid Solutions, Inc. (“Catalyx”) to acquire technology for the use in removing excessive sodium and other pollutants from the water associated with wet-bed methane mining in exchange for the issuance of warrants to purchase eight (8) million shares of the Company’s common stock.  See Notes 4 and 13 for additional information. In the fourth quarter of fiscal 2007, the Company entered into a long-term contract with a company that used this technology in its wet-bed mining business.  We subsequently market the technology under the DynIX™ brand.

Additionally, the Company’s wholly-owned subsidiary, Aquair, Inc., (“Aquair”) was organized to distribute, market and sell atmospheric water generators, a business which Aquair entered into in October of 2004. On July 26, 2006, the Company formed two wholly-owned subsidiaries in Hong Kong and Taiwan Limited. The purpose of the subsidiaries are to develop markets in Asian and South Pacific countries. The foreign subsidiaries commenced operations during the year ended March 31, 2007 and have had no operations since inception. The Company is currently not actively pursuing this business in any market.

Recently, the Company has changed its strategy from solely a build to sell manufacturing environment to include a royalty based model whereby the Company would license its DynIX™ Technology. During the third quarter of fiscal 2009, the Company entered into a Memorandum of Understanding for the sale of its only wastewater plant to a third party. The Company was unable to complete the sale due to the inability in getting the current customer to modify the per barrel royalty rates and build additional plants, and thus, the MOU was cancelled in April 2009. In the first quarter of fiscal 2010, the Company made the decision to stop production at the Wyoming plant. The original cost calculations were based on percentage of byproducts and their associated disposal charges. Renegotiations to get our pricing in line with current market prices were ineffective and thus the contract was terminated. Currently we are exploring options to relocate the plant to an area where higher processing fees and lower disposal fees are available, or sell it to another operator.  The Company has been unsuccessful to date. As of March 31, 2009, the Company presented the Wyoming plant as held for sale as they expected to sell under the MOU at that time and have a continuing involvement. Subsequent to that date, the Company determined that does not expect to have a continued interest in the plant other than an expected royalty based on future revenues under the patent rights for use of the technology. Accordingly, the Company has reclassified balances related to its wastewater plant as discontinued operations as of March 31, 2010 and 2009.

In addition, the Company discontinued investing in its energy drink and focused its resources on licensing its DynIX™ Technology. As of March 31, 2009, the Company decided to discontinue its energy drink operations and focus completely on marketing its water treatment technology.  As a result, the Company has classified balances related to its energy drink business as discontinued operations in its financial statements as of March 31, 2010 and 2009.

On July 7, 2010, the Company entered into an agreement to acquire Pro-Water LLC, a Colorado limited liability company (“Pro-Water”) with its sole equity member Metropolitan Real Estate LLC, a New York limited liability company. Pro-Water owns and operates an injection well disposal refinery in Duchesne, Utah. See Note 14 for additional information.

Note 2 – Accounting Policies and Basis of Presentation

Going Concern Considerations

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, during the year ended March 31, 2010, the Company incurred a net loss of $1,779,194, and used cash from operations of $686,240. As of March 31, 2010, the Company had a working capital deficit of $2,621,108. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The future of the Company is dependent upon its ability to obtain equity and/or debt financing and ultimately achieving profitable operations from the development of its business segments. During the year ended March 31, 2010, the Company funded operations through debt and equity offerings. Currently, the Company does not have any commitments or assurances for additional capital. The Company is currently attempting to settle debts and payables outstanding.  Subsequent to year end the Company, converted liabilities of $694,763 to common stock. In addition, they acquired Pro-Water in which owns and operates an injection well disposal refinery in Duchesne, Utah, see Note 14 for additional information regarding these transactions. There can be no assurance that the revenue from future expected contract and operations from Pro-Water will be sufficient for the Company to achieve profitability in its operations, and it is possible that additional equity or debt financing may be required to for the Company to continue as a going concern. The Company estimates it has current cash reserves sufficient to fund operations through September 30, 2010.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities, which might be necessary in the event the Company cannot continue in existence.

Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Aquair, and Catalyx, after elimination of all material inter-company accounts and transactions. OC Energy and balances related to the wastewater treatment plant are classified as discontinued operations.

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

Fair Value of Financial Instruments
Effective April 1, 2008, the Company adopted SFAS 157, which has been codified into Accounting Standards Codification 825 (“ASC 825”), except as it applies to the nonfinancial assets and nonfinancial liabilities subject to ASC 825. ASC 825 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 825 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

   Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
   Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.
   Level 3 - Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Derivative instruments include the warrant liability (Level 2). Derivative instruments are valued using standard calculations/models that are primarily based on observable inputs, including volatilities and interest rates. Therefore, derivative instruments are included in Level 2.

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2010 and 2009. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaids, accounts payable, accrued liabilities, notes payable, and convertible notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentrations

Credit Risk
At times, the Company maintains cash balances at a financial institution in excess of the FDIC insurance limit. In addition, at times the Company extends credit to customers in the normal course of business, after an evaluation of the credit worthiness. The Company does not expect to take any unnecessary credit risks causing significant causing write-offs of potentially uncollectible accounts.

Customer
During the year ended March 31, 2010, the Company discontinued doing business with its only customer for water treatment.  The loss of this customer has had a significant impact on the Company’s financial results, see Note 5.

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

Impairment of Long-Lived and Purchased Intangible Assets
The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, codified into ASC 350. The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 350 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Conversion Features and Warrants Issued with Convertible Debt
The Company's derivative financial instruments consist of embedded derivatives related to the senior convertible secured notes. These embedded derivatives include the conversion feature and the detachable warrants. As of the inception date of the agreement the debt was not considered conventional as defined in EITF 05-2, “The Meaning of "Conventional Convertible Debt Instruments" in issue No. 00-19”, codified into ASC 815. The accounting treatment of derivative financial instruments requires that the Company record the conversion feature and related warrants at their fair values and record them at fair value as of each subsequent balance sheet date. Any change in fair value is to be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.

EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments”, both codified into ASC 470 governs the calculation of an embedded beneficial conversion, which is treated as an additional discount to the to the instruments where derivative accounting (explained above) does not apply. The amount of the value of warrants and beneficial conversion feature may reduce the carrying value of the instrument to zero, but no further. The discounts relating to the initial recording of the derivatives or beneficial conversion features are accreted over the term of the debt.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Financial Instruments
Derivative financial instruments, as defined in SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (“FAS 133”), codified into ASC 815, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has issued financial instruments including senior convertible notes payable and freestanding stock purchase warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815, in certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

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

Revenue Recognition
Product Sales and Water Treatment Royalties - For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB104”), codified into ASC 605, which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB101”). ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

Construction Contracts - In accordance with Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, codified into ASC 605, the Company uses the percentage completion method for the recognition of revenue received in connection with it’s engineering, equipment sale and installation contracts. In making the estimate of the percentage of revenue to recognize, the Company compares costs to the total projected cost of the contract. Accordingly, the Company recognizes that portion of the revenue and record the balance of the cash received as deferred revenues. As of March 31, 2010 and 2009, the Company did not have any deferred revenues.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Loss Per Share
Net loss per share is provided in accordance with SFAS No. 128 “Earnings Per Share” (“SFAS 128”), codified into ASC 260. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period, after giving effect to dilutive common stock equivalents, such as stock options, warrants and convertible debt. The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive for the years ending March 31, 2010 and 2009:

	2010	2009
Common stock options	-	7,618,255
Common stock warrants	-	15,555,440
Convertible notes	55,500,000	9,532,700
Totals	55,500,000	32,706,395

Advertising Costs
The Company expenses all costs of advertising as incurred. The Company expensed $7,770 and $1,721 of advertising costs during the years ended March 31, 2010 and 2009, respectively.

Stock-Based Compensation
On December 16, 2004, the FASB published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), codified into ASC 718. ASC 718 requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of ASC 718 include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of ASC 718 were effective as of the first interim period that begins after December 15, 2005.

The Company adopted ASC 718, which requires disclosure of the fair value and other characteristics of stock options, and SFAS 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” codified into ASC 718, which requires more prominent disclosure about the effects of an entity’s accounting policy decisions with respect to stock-based compensation on reported net loss. The Company has reflected the expense of such stock based compensation based on the fair value at the grant date for awards consistent with the provisions of ASC 718.

In connection with the adoption of ASC 718, the fair value of our share-based compensation has been determined utilizing the Black-Scholes pricing model. The fair value of the options granted is amortized as compensation expense on a straight line basis over the requisite service period of the award, which is generally the vesting period. The fair value calculations involve significant judgments, assumptions, estimates and complexities that impact the amount of compensation expense to be recorded in current and future periods.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following variables were used in the Black Scholes model for all option issuances valued during the fiscal years ended March 31, 2009. There were no options granted in fiscal 2010.

Year ending March 31,	Stock Price at Grant Date	Dividend Yield	Range of Exercise Price	Risk Free Interest Rate	Volatility	Average Life
2009	$0.10	-%	$0.06 - $0.40	0.57%	355%	5.0

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, codified into ASC 505.  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Segment Reporting
The Company reports its segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), codified into ASC 280, which establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. As of March 31, 2010, due to the discontinuance of OC Energy’s operations and the wastewater treatment plant, the Company has no segments.

Income Taxes
The Company follows SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), codified into ASC 740 for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements
In May 2009, the FASB issued ASC 855 “Subsequent Events” (formerly SFAS No. 165, Subsequent Events). FASB ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim and annual financial periods ending after June 15, 2009. The Company adopted ASC 855 during the three months ended June 30, 2009 without an impact on the Company’s financial position or statements.

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

Note 3 – Property and Equipment

Property and equipment as of March 31, 2010 and 2009 consisted of the following:

	2010	2009
Office equipment, computer software, and furniture and fixtures	$55,217	$47,254
Accumulated depreciation	(27,789)	(16,739)
Total	$27,428	$30,515

During the years ended March 31, 2010 and 2009, the Company recorded depreciation expense of $11,051 and $4,540, respectively.

Asset Retirement Obligations

The Company recognizes asset retirement costs under SFAS 143, codified into ASC 410 in the period in which they are incurred. Under a water treatment contract with a customer, the Company’s owns the building and equipment but does not own the land. At the termination of the contract, the Company is required to return the land to its original condition. At March 31, 2010 and 2009, the Company recorded an asset retirement obligation of approximately $200,000 and $70,000, respectively. Due to the plant shut down, the liability has been reclassified as a current liability included of discontinued operations as the liability is expected to be transferred if the plant is ultimately disposed of.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – DynIX™ Technology

During fiscal 2007, the Company entered into a series of agreements with Catalyx Fluid Solutions, Inc. (“Catalyx”) pursuant to which the Company acquired certain technology, know-how, and patent rights related to water treatment for use in the oil and gas industry. The Company acquired the technology to exploit its water purification operations in the oil and gas industry. The amount was recorded as an intangible asset on the consolidated balance sheet, and was being amortized over the period of its estimated benefit period of 14 years. In addition, per the terms of the acquisition agreement the initial $200,000 paid to acquire this technology will be offset against future royalties of $0.01 per barrel of water treated and 5% of equipment sold based on the Catalyx technology due to Catalyx. Royalties earned by Catalyx during the years ended March 31, 2010 and 2009 were $4,769 and $19,669, respectively, and were offset against the prepaid royalties. As of March 31, 2010, the Company has expensed the remaining prepaid royalties of $175,652 to be earned by Catalyx as the right of offset does not exist to other liabilities due to individuals related to Catalyx and future anticipated cash flows do not support the carry value of the asset.  During the years ended March 31, 2010 and 2009, the Company recorded amortization expense of $57,603 and $315,509, respectively.

Due to the cancellation of the Memorandum of Understanding (“MOU”) in April 2009 and the Company’s subsequent decision to stop production at the Wyoming plant. The Company determined that these events strongly indicated that impairment to the technology could be present. Other factors which indicated impairment as of March 31, 2010 and 2009, included the Company’s inability to market the existing technology or generate any additionally revenues from the construction or sale of additional plants. Thus, as of March 31, 2010 and 2009, the Company projected the future estimated cash flows directly related to the technology. The cash flows were estimated using estimated cash flow from current negotiations ongoing with potential customers and the probability of those events happening. As of March 31, 2010 and 2009, the Company determined the carrying value of this asset to be impaired as the future estimated cash flows did not support the current carrying value and thus recorded a loss on impairment of $518,438 and $3,093,462, respectively. As of March 31, 2010, the carrying value of the asset was reduced to $0.

Note 5 – Discontinued Operations

The Company changed its focus to its water treatment segment due to the decrease in energy drink revenues at OC Energy resulting from its inability to market the product or obtain any contracts to place its products with retailers. Thus, during the 4th quarter of fiscal 2009, management decided to formally discontinue the operations of OC Energy. The Company is currently attempting to sell the assets, including intangible, but to date have been unsuccessful in finding a buyer. In addition, due to the shutdown of the Company’s only operational plant, management decided to formally discontinue the operations related to its wastewater treatment plant. Initially, the plant had been classified as held for sale, however, during the fourth quarter of fiscal 2010 the Company re-evaluated the classification and felt due to the low probability of future involvement in the plant the operations should be classified as discontinued. See Note 6 for previous disclosure regarding assets held for sale. In addition, the Company only included liabilities in discontinued operations in which would be expected to be transferred in the case the plant was disposed of. In accordance with ASC 360, OC Energy and the wastewater treatment plant’s financial results, including those discussed above have been classified as a discontinued operation in the consolidated financial statements for all periods presented.

The financial results of OC Energy and the wastewater plant included in discontinued operation are as follows for the years ended March 31:

	2010	2009
Product sales	$4,800	$63,723
Water treatment royalties	57,739	391,905
Income taxes	-	-
Loss from discontinued operations after income taxes	$(302,192)	$(4,158,580)

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is the condensed balance sheets of OC Energy and the wastewater treatment plant as of March 31:

	2010	2009
Assets
Current assets:
Cash and cash equivalents	$410	$1,788
Other current assets	3,094	800
Total current assets	3,503	2,588
Assets held for sale	30,000	424,351
Other assets	-	3,094
Total assets	$33,503	$430,032

Liabilities
Current liabilities:
Accounts payable	$37,168	$188,883
Accrued expenses	200,000	91,206
Total liabilities	$237,168	$280,088

Management believes there are no contingent liabilities related to discontinued operations.

Note 6 – Assets Held for Sale – Impairment of Asset

On December 8, 2008, the Company entered into a Memorandum of Understanding (“MOU”) to sell its only existing water treatment plant to a third party. As a result, the Company had classified the plant as Assets Held for Sale under ASC 360. In April 2009, the MOU was terminated because the Company was unable to close the transaction largely due to the inability to obtain a higher royalty under the Yates contact and the unwillingness of Yates to add additional plants. In connection with the cancellation of the MOU, the Company shut the plant down due to the inability to currently run the plant at a profit and ultimately the contract was cancelled. The Company was in negotiations with other potential customers to purchase the plant. However, to do so the plant will have to be moved to an alternative location. Thus, the costs to sell the plant increased substantially and the fair market value of the plant decreased upon cancellation of the MOU as some of the costs cannot be recaptured upon sale. The Company determined the fair value of the plant through estimating the fair market value of the assets based on the original purchase price and the residual value. The Company only included assets in which could be transported to a new location. As a result, the Company determined that the carrying value of the plant had been impaired and recorded a loss on impairment on assets held for sale of $1,988,658 during the year ended March 31, 2009. This reduced the net book value of the assets held for sale to $424,351 as of March 31, 2009.

During the third quarter of fiscal 2010, a vendor was granted a summary judgment allowing its potential foreclosure on the assets of the plant. The Company did not expect to have a future interest in the plant due to this judgment once the property is foreclosed upon. Due to these circumstances, the Company evaluated the time line of events and factors in determined that the filing of the request for summary judgment by the vendor was a change in the legal landscape that directly impacted the carrying value of the plant. As a result, the Company determined that the carrying value of the plant had been impaired and recorded a loss on impairment on assets held for sale of $311,722 during the year ended March 31, 2010.  The fair market value was determined by using the estimated salvage value of the equipment less the cost to remove it. The net book value of the assets held for sale is $30,000 as of March 31, 2010.

During the fourth quarter of fiscal 2010, the Company reviewed the classification of the asset and determined that it no longer met the classification as held for sale and should be reflected as discontinued operations. Thus, all amounts previously disclosed as assets held for sale have been reclassed to discontinued operations. See Note 5 for additional information and disclosure.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Certain Balance Sheet Elements

Other Assets

At March 31, 2010 and 2009, the Company had deposits with various vendors of $10,321 and $196,133, respectively.

Accrued Liabilities

At March 31, 2010 and 2009, the Company had accrued expenses as follows:

	2010	2009
Accrued interest	$182,093	$120,327
Other	361,116	504,032
Total	$543,209	$624,359

Note 8 – Notes Payable

Fiscal 2007 Note Payable

On December 26, 2006 and January 12, 2007, the Company entered into three new note agreements (the "2007 Notes") with accredited investors for total proceeds of $600,000. The 2007 Notes had a term of one year and bear interest at 8% per annum. For each dollar loaned, the holders were granted a warrant to purchase one share of the Company's common stock at $0.20 per share (a total of 600,000 warrants). The warrants vest at maturity and expire in five years from the date of issuance. The 2007 Notes and accrued interest are convertible into shares of the Company's common stock upon maturity, at the lowest price traded of the Company's common stock for the prior year, but not less than $0.10 per share.  The Company determined the value of these warrants to be $778,953 using the Black Scholes method with the following weighted average estimates: 5.25% risk free interest rate, 248% volatility, and a five-year life. The Company allocated $320,346 to the warrants based on their relative fair value to the 2007 Notes, resulting in a discount. In addition, since the lowest conversion price of $0.10 per share was lower than the fair market value of the Company's common stock on the dates of issuance of $0.63 and $1.75, respectively, management used $0.10 per share in its computation of the value of the beneficial conversion feature. The Company valued the beneficial conversion feature as of the date of issuance in the amount of $279,654, and recorded a discount against the 2007 Notes. The total discount between the warrants and the conversion feature applicable to the notes was $600,000. The discount is being amortized over the one year term of the notes. During the year ended March 31, 2008, the Company amortized $460,137, of the discount to interest expense.

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

The third note was entered into on January 12, 2007 with an accredited investor for proceeds totaling $350,000.  This note matured on January 12, 2008 and is currently in default as the holder had demanded payment. The note and accrued interest are convertible into shares of the Company's common stock upon maturity, at the lowest price traded of the Company's common stock for the prior year, but not less than $0.10 per share. In connection with the default, the interest rate increased from 8% to 11% per annum. As of March 31, 2009, accrued interest recorded in accrued liabilities related to this note was $5,548. See Note 12 for discussion of a lawsuit filed by holder of the note against the Company and the payment of accrued interest by Company. On January 26, 2010, the Company settled the lawsuit. The terms of the settlement included cancellation of the Note and Warrant Purchase Agreement, cancellation of the underlying Warrant issued to the investor, and conversion and cancellation of the underlying Promissory Note issued to the investor through payment of $180,000 and the issuance of 1,600,000 shares of common stock valued at $64,000. The Company recorded a gain on settlement of $127,449 related to this transaction during the year ended March 31, 2010.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Since the $600,000 promissory note does not incur interest the Company recorded a discount of $44,444 to the promissory notes. As of March 31, 2009, the entire discount has been amortized to interest expense and note has been satisfied.

During the year ended March 31, 2009, the Company issued 4,041,268 and 100,000 shares of common stock from the escrow account to satisfy payments for the year ended March 31, 2009 of $659,265. As of March 31, 2010 and 2009, there are no shares of common stock are held in escrow and the note has been satisfied.

Note Payable to Vendor

On January 29, 2008, the Company the issued a promissory note to a vendor in settlement of $780,500 in accounts payable. The vendor manufactured and installed the Company’s water treatment facility.  The note bears interest at 10% per annum with a one time default penalty of 10% of the principal balance, and is secured by the Company’s contract with Yates Petroleum Corporation and the equipment that was manufactured by the vendor.  The note calls for an initial payment of $270,000 due on February 1, 2008 with monthly principal payments of $100,000 due each month until paid off.  The Company did not make its April 2008 payment and any payments there after and is currently in default on this note.  As a result of this default, the Company has accrued penalties and interest of $41,078 and $41,000 during the years ended March 31, 2010 and 2009, respectively.  The balance due on this note at March 31, 2010 was $410,500 with accrued interest and penalties of $127,739.

MOU Note Payable

On December 17, 2008, the Company issued a promissory note in connection with the MOU to purchase its water treatment plant.  The funds were used for operations.  The note bears interest at 10% with a default rate of 18% and is to be drawn on in two advances, one for $45,000 and the other for $30,000.  The sale was never completed and the note matured on March 8, 2009.  See Note 6 for more disclosure regarding the MOU.  As of March 31, 2010 and 2009, the note is in default and interest is being accrued at the default rate. The Company elected to draw the additional $30,000.

Convertible Notes Payable to Horst Geike

In April and September 2008, the Company entered into note agreements with an accredited investor and shareholder for proceeds totaling $150,000.  The notes are due on demand, incur interest at 11% and are convertible into 15,000,000 shares of Series A Preferred Stock. As of March 31, 2010 and 2009, the notes were outstanding and accrued interest recorded in accrued liabilities related to this note was $30,511 and $14,000, respectively.  On the date of issuance, the Company determined that the since the conversion price given to the holder, effective conversion rate of $0.025, was significantly less than the fair value of the Company’s common stock per the closing market price, a beneficial conversion feature was present. The Company valued the beneficial conversion feature as of the date of issuance in the amount of $390,000, and recorded the maximum discount allowed of $150,000 against the notes. The discount was immediately amortized to interest expense as the note was due on demand and convertible upon issuance. Subsequent to March 31, 2010, the note was converted into common stock, see Note 14. Thus, the balance of the note has been reflected as a long-term liability at March 31, 2010.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2009 and January 2010, the Company entered into note agreements with an accredited investor and shareholder for proceeds totaling $495,000.  The notes are due in one year, incur interest at 11% and are convertible into 49,500,000 shares of common stock. As of March 31, 2010, the notes were outstanding and accrued interest recorded in accrued liabilities related to this note was $10,828.  On the date of issuance, the Company determined that the since the conversion price given to the holder, effective conversion rate of $0.01, was significantly less than the fair value of the Company’s common stock per the closing market price, a beneficial conversion feature was present. The Company valued the beneficial conversion feature as of the date of issuance in the amount of $1,040,000, and recorded the maximum discount allowed of $495,000 against the notes. During the year ended March 31, 2010, $107,291 was amortized to interest expense with an unamortized discount $387,709 as of March 31, 2010. Subsequent to March 31, 2010, the note was converted into common stock, see Note 14. Thus, the balance of the note has been reflected as a long-term liability at March 31, 2010.

Note 9 – Income taxes

The following table presents the current and deferred income tax provision for federal and state income taxes for the years ended March 31, 2010 and 2009:

	2010	2009
Current tax provision:
Federal	$-	$-
State	-	-
Total	-	-
Deferred tax provision (benefit)
Federal	457,232	4,418,760
State	27,046	665,011
Increase in valuation allowance	(484,278)	(5,083,771)
Total	-	-
Total provision for income taxes	$-	$-

Current taxes only consist of minimum taxes to the State of California which are insignificant and have not been presented.

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended March 31, 2010 and 2009 are as follows:

	2010		2009
US federal statutory income tax rate	34%		34%
State tax – net of benefit	5.8%		5.8%
	39.8%		39.8%

Permanent differences	(7.1%	)	1.1%
Intangibles	5.1%		5.3%
Property, plant and equipment	2.4%		3.3%
Others	(12.8%	)	(3.3%	)
Increase in valuation allowance	(27.4%	)	(46.2%	)
Effective tax rate	0.0%		0.0%

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the Company’s deferred tax assets and (liabilities) for federal and state income taxes as of March 31, 2010 and 2009 consisted of the following:

	2010	2009
Current deferred tax assets (liabilities):
Accrued expenses	$860,484	$659,005
Total current deferred tax assets	860,484	659,005
Non-current deferred tax assets and liabilities:
State taxes	(1,006,687)	(962,569)
Stock options	3,691,433	3,628,054
Intangibles	1,267,244	1,357,761
Property, plant and equipment	808,346	851,146
Net operating losses	4,458,998	4,062,143
Total non-current deferred tax assets	9,219,334	8,936,535
Valuation allowance	(10,079,818)	(9,595,540)
Net deferred tax assets (liabilities)	$-	$-

At March 31, 2010 and 2009, the valuation allowance increased by a total of $484,278 and increased by $5,083,771, respectively.  At March 31, 2010 and 2009, the Company had approximately $13,114,699 and $11,947,478, respectively, of federal and state net operating losses allocated to continuing operations available. The net operating loss carry forward, if not utilized, will begin to expire in 2025 for federal purposes and 2009 for state purposes.

For financial reporting purposes based upon continuing operations, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets at March 31, 2010 and 2009, will not be fully realizable. Due to the uncertainty surrounding realization of the deferred tax asset, the Company has provided a full valuation allowance against its net deferred tax assets at March 31, 2010 and 2009. Based upon current law, the Company believes that for California income tax purposes, the net operating loss from the current year will not be allowed to be carried back to reduce or eliminate the state income tax liability for the year ended March 31, 2005. Accordingly, the State tax liability of $93,887 for the year ended March 31, 2005, remains in existence and will not be subject to refund. As of March 31, 2010, the State tax liability is $103,323, which included the accrual of interest and penalties.

During the year ended March 31, 2008, the Company accrued $89,725 in income tax liabilities related to the exercise of non-qualified stock options in which the required withholding for income tax was not made. The amount is included in accrued liabilities on the accompanying consolidated balance sheet as of March 31, 2010 and 2009.

Note 10 – Stockholders’ Equity (Deficit)

Authorized Shares

On July 15, 2009, the Company amended their articles of incorporation to increase the number of authorized common shares to 200 million and to increase the designation of Series A preferred stock to 10 million shares.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2009 Common Stock Issuances

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

Stock Options Exercised

During the year ended March 31, 2010, employees and consultants exercised stock options for 2,914,300 shares of common stock for services rendered by the employees and consultants.  The exercises were cashless of which liabilities of $174,858 were used to offset the exercise price of $0.06.

Issuance of Common Stock in Settlement of Liabilities

During the year ended March 31, 2010, the Company issued 364,500 shares of common stock valued at $21,870 to vendors of OC Energy in settlement of $122,430 in liabilities. The Company recorded a gain on settlement within net income from discontinued operations on the accompany statement of operations for the difference between the fair value of the common stock and the liability relived.

Issuance of Common Stock for Services

During the year ended March 31, 2010, the Company issued 500,000 shares of common stock valued at $19,000 to a consultant of the Company whose husband is also a member of the board of directors. The fair value of the common stock issued offset amounts payable to the consultant. The consultant provides administrative and accounting services to the Company. As of March 31, 2010, amounts payable to the consultant of $24,185 were included in accounts payable.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended March 31, 2010, the Company issued 1,100,000 shares of common stock valued at $44,000 to two officers of the Company in settlement of accrued salaries.

During the year ended March 31, 2010, the Company issued 967,168 shares of common stock for services rendered by consultants. The services related to commissions due for various introductions and services performed.  The Company valued the shares on the date of issuance as there were no future performance conditions. The shares were valued at $29,106 based on the closing market price of the Company’s common stock on the date of issuance.

See Note 13 for discussion of common stock issuances and other items impacting stockholders’ deficit during the year ended March 31, 2010.

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

During the year ended March 31, 2010, the Company received $405,417 in proceeds net costs of $34,145 for the purchase of 2,930,413 shares of Series A preferred stock (“Series A”) at $0.15 per share.   During the year ended March 31, 2010, 2,930,413 shares of Series A were converted into 17,282,480 shares of common stock. As of March 31, 2010, proceeds of $110,500 remain for future issuances of Series A. The proceeds have been recorded as accrued liabilities as to date, the required Series A shares have not been issued. As of March 31, 2010, there are no shares of Series A outstanding as all have been converted into common stock.

Note 11 – Options and Warrants

Options

On May 3, 2006, the Company’s Board of Directors adopted the 2006 Incentive and Non-statutory Stock Option Plan (“2006 Plan”) for issuance of stock options to employees and others. Under the 2006 Plan, the Company reserved 10,000,000 shares for issuance. As of March 31, 2010 and 2009, 429,973 and 2,429,973 options were available for issuance under the 2006 Plan, respectively.

On December 26, 2006, the Board of Directors authorized the issuance of up to 6,000,000 options under its 2007 Incentive and Non-statutory Stock Option Plan (“2007 Plan”) for issuance of stock options to employees and others. As of March 31, 2010 and 2009, 2,372,700 and 2,372,700, respectively, options were available for issuance under the 2007 Plan, respectively.

On February 23, 2009, the Company’s Board of Directors approved a resolution which modified the stock option exercise prices of 5,885,000 options outstanding to $0.06 per option exercised. The modification of the options did not have a significant impact on the financial statements as the fair value of the options immediately prior to and subsequent to the modification was immaterial.

Compensation expense for these plans recorded during the years ended March 31, 2010 and 2009 was $148,086 and $1,323,239, respectively. All amounts were recorded in general and administrative expense. As of March 31, 2010, future compensation expense is insignificant.

Although management believes its estimate regarding the fair value of the services to be reasonable, there can be no assurance that all of the subjective assumptions will remain constant, and therefore the valuation of the services may not be a reliable measure of the fair value of stock compensation or stock based payments for consulting services.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of activity of outstanding stock options:

	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2008	7,903,579	0.33
Options granted	1,800,000	0.10
Options exercised	(1,585,324)	0.06
Options cancelled	(500,000)	0.49
Outstanding at March 31, 2009	7,618,255	0.14
Options granted	-	-
Options exercised	(2,914,300)	0.06
Options cancelled	(1,100,000)	0.06
Outstanding at March 31, 2010	3,603,955	$0.21	1.89	$-
Exercisable at March 31, 2010	3,585,487	$0.21	1.89	$-

	Exercisable		Unexercisable		Total
Stock Options	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Above $0.02	3,585,487	$0.21	18,468	$0.06	3,603,955	$0.21
Below $0.02	-	-	-	-	-	-
Total Outstanding	3,585,487	$0.21	18,468	$0.06	3,603,955	$0.21

Warrants

Effective April 1, 2009, the Company adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”), codified into ASC 815. EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting EITF 07-5, 5,641,024 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have an exercise price of $0.78 and expire in May of 2013; however, these warrants have exercise price reset features in the event the Company issues common stock below the exercise price of the warrants.  As such, effective April 1, 2009, the Company reclassified the cumulative effect of the fair value of these common stock purchase warrants from equity to liability status as if these warrants were treated as a derivative liability on April 1, 2009.  The Company reclassified $3,117,617 from additional paid-in capital, $2,642,907 from accumulated deficit and $474,710 to a long-term warrant liability to recognize the fair value of such warrants on the date of adoption.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	March 31,	April 1,
	2010	2009
Annual dividend yield	-	-
Expected life in years	3.17	4.17
Risk-free interest rate	2.55%	1.65%
Expected volatility	213%	250%

The Company believes this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. We currently have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on five-year U.S. Treasury securities.

The fair value of these common stock purchase warrants declined to $93,642 as of March 31, 2010.  As such, the Company recognized a gain of $381,086 from the change in fair value of these warrants for the year ended March 31, 2010.

During fiscal 2009, in connection with the common stock offering for every dollar received from an investor for the purchase of its common stock, the Company granted the investor a warrant to purchase an additional share of the Company’s common stock.  The warrants, have an exercise price of $0.40 per share, vest immediately and expire five years after the date of issuance.

The following is a summary of activity of outstanding common stock warrants for the years ended March 31:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, March 31, 2008	17,163,344	$0.52
Warrants granted	299,000	0.40
Warrants exercised	(1,906,904)	0.36
Balance, March 31, 2009	15,555,440	$0.54
Warrants granted	1,641,024	0.78
Warrants exercised	-	-
Warrants cancelled	(350,000)	0.20
Balance, March 31, 2010	16,846,464	$0.60
Exercisable, March 31, 2010	16,846,464	$0.60

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Commitments and Contingencies

Operating Leases
In July 2007, the Company entered into a lease agreement with a company that is owned in part by Juzer Jangbarwala, a Company Director and its Chief Technology Officer, to sub-lease approximately 7,000 square feet to serve as its corporate office in Anaheim, California. The lease term is for 18 months commencing August 1, 2007, at a rental rate of $7,200 per month and includes office services. The lease agreement required a security deposit of $7,200 and does not provide for any renewal options. Payments to the related entity were $0 and $79,200 during the years ended March 31, 2010 and 2009, respectively. As of March 31, 2010 and 2009, included in accounts payable was $7,200 payable to the lessor for accrued rent. In December 2008, the Company vacated the premises and consolidated its operations with the OC Energy facility discussed below.

In November 2007, the Company’s OC Energy subsidiary entered into a lease agreement with a third-party company for approximately 1,100 square feet for a commercial office suite to serve as its new corporate office in Upland, California. The lease term is for 25 months commencing November 1, 2007, at a rental rate of $1,031 per month for the period November 1, 2007, through January 31, 2008, $2,063 for the period February 1, 2008, through October 31, 2008, and $2,146 for the period November 1, 2008, through November 30, 2009. It is also responsible for approximately 2.0% of the overall buildings common area maintenance costs. The lease agreement required a security deposit of $3,004 and does not provide for any renewal options. Additionally, performance under the lease is guaranteed by the President and former CEO of OC Energy.  Rent expense related to this lease for the fiscal year ended March 31, 2010 was $23,663.

In January of 2010, the Company entered into an agreement with Koll Business Park for the lease of 1100 square feet of office space at the current Upland address. The monthly rate is $1,605.

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

On June 11, 2008, the Company and Grant King was served a lawsuit from one of its note holders claiming that the Company defaulted on repayment on a note payable in the amount of $350,000 plus interest at 8%.  The complaint asks for payment of these amounts plus damages.  On August 12, 2008, the parties agreed to stipulated order whereby Grant King was dismissed from the lawsuit and the Company was granted a 90-day extension to respond to the complaint (until November 10, 2008) in exchange the Company paid $49,530 which represents the interest due on the note through July 18, 2008. On January 30, 2009, the Company paid $8,016 of additional interest on the note making it then current, and entered into a stipulation whereby the Company had until February 19, 2009 to satisfy this entire note obligation.  The Company failed to do so and on April 1, 2009, a judgment was entered against it. On January 26, 2010, the Company settled the lawsuit; see Note 8 for additional information.

On July 11, 2008, the Company received notice that one of the Company’s vendors filed a lien against the Company’s water treatment plant for past due amounts due to the vendor. As of March 31, 2009, the vendor was due approximately $140,310, which was included in accounts payable.  In January 2010, the Company settled with the vendor and the case was dismissed. In connection with the settlement the Company paid $100,000 and recorded a gain on settlement of $36,691.

On July 17, 2009, the Company received notice that one of the Company’s vendors filed a lien against the Company’s water treatment plant for past due amounts due to the vendor for hauling waste water.  The disputed amount totaled approximately $145,000, which was included in accounts payable.  In January 2010, the Company settled with the vendor and the case was dismissed. In connection with the settlement, the Company paid $75,000 and recorded a gain on settlement of $66,889.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Water Treatment Contracts

On June 25, 2007, the Company entered into contract with Yates Petroleum Corporation (“YPC”) to engineer, design, and install a water treatment system (“System”) of Coal Bed Methane (“CBM”) produced water provided by YPC. The Company owned and operated the System and regeneration waste pond. The Company received a base rate under the contract of $0.125 (12.50 cents) per barrel (42 US gallons) of water discharged by the System. The term of the contract was for 60 months from the start of the first billing cycle.

YPC was responsible for constructing the inflow pond and received a credit from the Company of $50,000 each month for the first three months of operation. In addition, YPC received reimbursements on current billings for future repairs and maintenance to the inflow pond. As of March 31, 2009, the Company has accrued $230,972 related to reimbursement of costs due to YPC for the construction of the inflow pond and repair and maintenance incurred on behalf of the Company which is included in accrued expenses on the accompanying balance sheet. The Company expensed these costs as the future cash flows of the facility did not support the carrying value of the plant at the time the expenditures were incurred. In April 2009, due to the customers unwillingness to change the royalty rate under the contract the Company shut down the plant and subsequently cancelled the contract. The Company is currently exploring other options including the sale of the plant to other potential customers, see Note 5 for additional information.

YPC was named as a co-defendant in connection with a lawsuit filed by a vendor. In connection with this suit, YPC filed a cross-claim against the Company. YPC claims that the Company violated the contract and has damaged YPC. Specific liabilities mentioned relate to the non-payment of credits and reimbursed expenditures totaling $236,306. In addition, the cross-claim requests that the court order the Company to provide a plan for the removal of the System and reimburse YPC for legal fees in connection with the lawsuit filed against them. As of March 31, 2010, the Company has only accrued items discussed in the preceding paragraph.

Note 13 – Related Party Transactions

From time to time, Grant King, Chief Executive Officer, loans the Company monies for operating purposes. The loan accrues interest at 11% and is due upon demand.  During the year ended March 31, 2010, an additional $9,500 was advanced to the Company under the terms stated above. In December 2009, the Company issued 2,600,000 shares of common stock valued at $78,000 in settlement of the note and accrued interest. Since the liability relieved was $13,000 less than the fair market value of the common stock issued, the Company recorded the amounts as additional interest expense. As of March 31, 2010, the note and accrued interest was paid in full.

As of March 31, 2010, amounts due to Grant and Mark King’s contracted employment's $269,637, which are included in long-term accrued liabilities on the accompanying balance sheet. During the year ended March 31, 2010, the individuals exercised 1,226,000 options and reduced the amounts payable to them by an additional $73,560 through applying the required exercise price of $0.06 to the liability. In addition, during the year ended March 31, 2010, the Company issued 400,000 shares of common stock valued at $16,000, which reduced the amounts payable to them.  See Note 14 for issuance of common stock in settlement of amounts payable subsequent to year end.

During the fiscal year ended March 31, 2009, the Company issued 333,333 shares of Series A to Mark King in satisfaction of $50,000 in accrued salaries. Upon issuance, the Company determined that the fair value of the Series A based on the fair value of the common stock equivalent was $160,000. In addition, the Series A was converted into 2,000,000 shares of common stock on the date of issuance. The excess of $110,000 between the liability satisfied and the fair value was expense to general and administrative expenses on the accompanying statement of operations. In addition, during the fiscal year ended March 31, 2009, the individuals applied $79,680 of the liability toward the exercise price of 1,328,000 options at $0.06 per share.  As of March 31, 2009, amounts payable to the individuals included in accrued liabilities were $176,320.

During the fiscal year ended March 31, 2008, the Company issued a purchase order to Catalyx for the purchase of resin, at the approximate cost of $756,000, needed for the operation of the Company’s wastewater treatment plant in Wyoming. Catalyx is partially owned by Juzer Jangbarwala, a former Company Director and Chief Technology Officer. In addition, from time to time Catalyx has paid for various costs related to the wastewater treatment plant on behalf of the Company, for which the Company has reimbursed Catalyx.  As of March 31, 2010 and 2009, amounts due to Catalyx included in accounts payable were $280,000.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2007, the Company entered into a lease agreement with Catalyx Engineering, Inc. (“CEI”), a company that is owned in part by Juzer Jangbarwala, a former Company Director and Chief Technology Officer, to sub-lease approximately 7,000 square feet to serve as its new corporate office in Anaheim, California. As of March 31, 2010 and 2009, the Company has included $7,200 in accounts payable for rental payments due to CEI.

The Company utilized CEI for engineering services related to the design and construction of its water treatment plant in Wyoming.  As of March 31, 2010, amounts due to CEI included in accounts payable were $23,803.

In previous periods, the Company utilized Fusion Solutions (“Fusion”) for manufacturing of product and promotional items for it OC Energy drink products. Fusion is partially owned by Mariano Fusco, a former owner and former CEO of the Company’s subsidiary, OC Energy and Albert Guerra, a partial owner of OC Energy.  As of March 31, 2009, amounts due to Fusion included in current assets of discontinued operations were $99,807. During the year ended March 31, 2010, the Company issued 150,000 shares of common stock valued at $8,850 to Fusion in settlement of the liability resulting in a gain on disposal of $90,957 included in discontinued operations.

Note 14 – Subsequent Events

Acquisition of Pro-Water LLC

On July 7, 2010, the Company entered into an agreement to acquire Pro-Water LLC, a Colorado limited liability company with its sole equity member Metropolitan Real Estate LLC, a New York limited liability company. Pro-Water owns and operates an injection well disposal refinery in Duchesne, Utah.  The Company acquired Pro-Water to expand its water processing services. Under the terms of the Agreement, the Company acquired 100% of the equity of Pro-Water from its sole member, and Pro-Water will become a wholly-owned subsidiary of the Registrant in exchange for the payment of 20,000,000 shares of the Company’s restricted common stock, a secured convertible promissory note payable quarterly over the period of one year from the closing date in the amount of $2.0 million, with an interest rate of 5% and a conversion feature at the option of the holder into shares of the Company’s common stock at a price of $0.10 per share, and the assumption of Pro-Water debts.  Metropolitan Real Estate LLC is an entity controlled by Horst Franz Geicke, a significant shareholder of the Company. The Company is currently determining the impact of the acquisition on its financial statements. It has not been determined if the acquisition will be accounted for as a forward or reverse acquisition due to the significant holdings by Horst Franz Geicke in both entities.

On July 12, 2010, the terms of the acquisition were amended whereby the number of shares of common stock paid for Pro-Water was increased to 33,333,333 (from 20,000,000), and the conversion rate of the $2,000,000 related secured convertible promissory note, which previously all converted at $0.10 at the option of the holder, such amended to so that $1,600,000 of the note may be converted at $0.20 per share and $400,000 may be converted at $0.025 per share.

Conversion of Convertible Notes Payable

On July 7, 2010, the Company and Horst Franz Geicke, a shareholder of the Company, entered into an amendment to an existing unsecured convertible short term loan facility dated January 5, 2010 pursuant to which the Company borrowed $150,000 from Mr. Geicke.  The amendment raised the conversion price of the Note from $0.01 to $0.025 and Mr. Geicke waived the Company’s obligation of repayment of any interest due on the note. On July 7, 2010, the note was converted into 6,000,000 shares of the Company’s common stock. The Company is currently determining the impact, if any, of the modification to the conversion price.

RG GLOBAL LIFESTYLES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition on July 7, 2010, $625,000 of additional notes payable to Horst Franz Geicke were converted in to 25,000,000 shares of the Company’s common stock at a rate of $0.025 per share. Previously the notes were convertible at $0.01.  The Company is currently determining the impact, if any, of the modification to the conversion price.

Common Stock Issued for Accrued Liabilities to Related Parties and Consultants

On June 7, 2010, the Company issued 500,000 shares of its common stock to Grant King, the Company’s Chief Executive Officer interim CFO and Director, from its 2006 Incentive an Non Statutory Stock Option Plan in exchange for the conversion of $28,500 of unpaid and accrued compensation due to Mr. King.

On June 25, 2010 the company isued 500,000 shares of its common stock to Grant King, the company's Chief Executive Officer, interim CFO and Director, from its 2006 Incentive and Non Satutory Stock Option Plan in exchange for the conversion of $17,500 of unpaid and accrued compensation due to Mr. King.

On July 7, 2010, the Company issued 14,000,000 shares of its common stock to Grant King, the Company’s Chief Executive Officer and Director in exchange for the conversion of $357,000 of unpaid and accrued compensation due to Mr. King. As of March 31, 2010, amounts of $269,637 have been reflected as a long-term liability due to the subsequent conversion.

On July 7, 2010, the Company issued 9,750,000 shares of its common stock to Bob Glaser, an Officer and Director in exchange for the conversion of $248,625 of unpaid and accrued compensation due to Mr. Glaser. All amounts have been reflected as long-term as of March 31, 2010 due to the subsequent conversion.

On July 7, 2010, the Company issued 7,000,000 shares of its common stock to Keith Morlock, an Officer and Director in exchange for the conversion of $178,500 of unpaid and accrued compensation due to Mr. Morlock. All amounts have been reflected as long-term as of March 31, 2010 due to the subsequent conversion.

On July 7, 2010, the Company issued 500,000 shares of its common stock as compensation for past legal services of $12,500 to a third party consultant.

On July 8, 2010, the Company issued 1,000,000 shares of its common stock to Grant King, the Company’s Chief Executive Officer interim CFO and Director, from its 2006 Incentive an Non Statutory Stock Option Plan in exchange for the conversion of $59,800 of unpaid and accrued compensation due to Mr. King.

During the period from July 13, 2010 through July 14, 2010, the Company received a total $45,000 from three investors for the purchase of common stock.  As of the date of filing, the Company has not issued any of the shares.

General

Subsequent to March 31, 2010, the Company received additional funds of $60,000 and $65,000 on May 17, 2010 and June 28, 2010, respectively. As of the date of filing, the Company has not formalized the accounting treatment for such transactions due to subsequent conversion into equity.

On July 7, 2010, a majority of the Company’s shareholders, in the form of a written consent authorized: the amendment of the the Company’s Amended and Restated Articles of Incorporation to: (a) change the name of the Company to Sustainable Environmental Technologies Corporation; and (b) increase the authorized number of shares of common stock to 300,000,000; (2) and approve the adoption of the Company’s 2010 Incentive and Nonstatutory Stock Option Plan, which reserves twenty million (20,000,000) shares of the Company’s common stock for issuance as stock options and grants to qualified recipients.