Form 10-Q
period 2010-06-30
Sustainable Environmental Technologies Corp
filed 2010-08-16
CIK 932136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number: 000-254888

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION
(formerly RG Global Lifestyles, Inc.)

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
Yes ☐   No ☒

As of August 16, 2010, there were 186,771,034 shares of the Registrant’s common stock issued and outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION
(formerly RG Global Lifestyles, Inc.)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of June 30, 2010	As of March 31, 2010
Assets
Current assets:
Cash and cash equivalents	$35,630	$38,731
Accounts receivable	673	673
Prepaids and other current assets	9,154	13,371
Current assets of discontinued operations	3,503	3,503
Total current assets	48,960	56,278

Property and equipment, net	24,667	27,428
Other assets	10,231	10,231
Assets of discontinued operations	30,000	30,000

Total Assets	$113,858	$123,937

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$747,698	$755,797
Accrued salaries and wages and related party consulting fees	592,139	582,389
Accrued liabilities	557,624	543,209
State income taxes payable	77,223	103,323
Notes payable	455,500	455,500
Current liabilities of discontinued operations	230,738	237,168
Total current liabilities	2,660,922	2,677,386

Accounts payable, long-term	11,883	11,883
Accrued salaries and wages and related party consulting fees, long-term	684,879	684,879
Convertible notes payable, long-term	388,541	257,291
Warrant liability	144,700	93,642
Total liabilities	3,890,925	3,725,081

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 4,582,827 issued at June 30, 2010 and March 31, 2010, none outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized at June 30, 2010 and March 31, 2010, 106,982,899 and 107,311,659 issued; 106,667,899 and 104,396,659 outstanding, respectively	106,668	104,397
Additional paid-in capital	36,167,435	35,943,454
Accumulated deficit	(40,051,170)	(39,648,995)
Total stockholders' deficit	(3,777,067)	(3,601,144)

Total Liabilities and Stockholders' Deficit	$113,858	$123,937

The accompanying notes are an integral part of these financial statements.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION
(formerly RG Global Lifestyles, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended
	June 30
	2010	2009
Revenue	$-	$-

General and administrative, including stock-based compensation of $747 and $40,802 in 2010 and 2009, respectively	190,328	249,381
Selling and marketing	-	1,735
Total expenses	190,328	251,116

Operating loss	(190,328)	(251,116)

Other income (expense):
Interest income	-	25
Interest expense	(163,664)	(30,098)
Change in fair value of derivative liability	(51,058)	99,065
Total other income (expense)	(214,722)	68,992

Net loss from continuing operations	(405,050)	(182,124)

Net income (loss) from discontinued operations, net of tax benefit of $0	2,875	(59,119)

Net loss	$(402,175)	$(241,243)

Weighted average number of common shares:
Basic and diluted	105,003,717	77,341,591

Net loss per share:
Basic and diluted – continuing operations	$(0.00)	$(0.00)
Basic and diluted – discontinued operations	$0.00	$(0.00)

The accompanying notes are an integral part of these financial statements.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION
(formerly RG Global Lifestyles, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(402,175)	$(241,243)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discounts related to beneficial conversion features and warrants	131,250	-
Stock issued for services	24,506	-
Change in fair value of derivative liabilities	51,058	(99,065)
Depreciation and amortization	2,761	17,160
Stock-based compensation	747	40,802
Change in operating assets and liabilities:
Prepaid expenses	4,217	(6,591)
Other assets	-	(4,630)
Accounts payable	(15,130)	(29,380)
Accrued liabilities	100,765	325,543
Income taxes payable	(26,100)	-
Net cash provided by (used in) operating activities	(128,101)	2,596

Cash flows from investing activities:
Purchase of fixed assets	-	(7,954)
Net cash used in investing activities	-	(7,954)

Cash flows from financing activities:
Proceeds from convertible notes payable-related party	125,000	-
Proceeds from notes payable-related party	-	9,500
Net cash provided by financing activities	125,000	9,500
Net increase (decrease) in cash	(3,101)	4,142
Cash of discontinued operations	(410)	(552)
Cash - beginning of period	39,141	3,415
Cash - ending of period	$35,630	$7,005

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing and financing activities:
Issuance of common stock in settlement of accounts payable and accrued liabilities	$30,000	$-
Exercise of stock options in settlement of accrued expenses	$46,000	$70,813

The accompanying notes are an integral part of these financial statements.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION
(formerly RG Global Lifestyles, Inc.)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Organization, History and Significant Accounting Policies and Procedures

Organization and History
Sustainable Environmental Technologies Corporation (the “Company”), was incorporated in California on July 12, 1985 as International Beauty Supply Ltd.  The name of the corporation was changed on May 28, 1993 to L.L. Knickerbocker Co., Inc., and thereafter on January 9, 2003 to RG Global Lifestyles, Inc, and again on July 29, 2010 to the present name, Sustainable Environmental Technologies Corporation.

On July 7, 2010, the Company purchased Pro-Water LLC, a Colorado limited liability company (“Pro-Water”) with its sole equity member Metropolitan Real Estate LLC, a New York limited liability company. Pro-Water owns and operates an injection well disposal refinery in Duchesne, Utah. See Note 12 for additional information.

On July 29, 2010, the Company changed its name to Sustainable Environmental Technologies Corporation.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements and notes thereto of the Company for the year ended March 31, 2010 included in the Company's annual report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.  The financial statements for the three months ended June 30, 2010, are not necessarily indicative of the results expected for the full year.

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

Concentration
Credit Risk
At times, the Company maintains cash balances at a financial institution in excess of the FDIC insurance limit. In addition, at we extend credit to customers in the normal course of business, after we evaluate the credit worthiness. The Company does not expect to take any unnecessary credit risks causing significant causing write-offs of potentially uncollectible accounts.

Net Loss Per Share
Net loss per share is provided in accordance with SFAS No. 128 “Earnings Per Share” (“SFAS 128”), codified into ASC 260. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period, after giving effect to dilutive common stock equivalents, such as stock options, warrants and convertible debt. The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive for the three months ending June 30, 2010 and 2009:

	2010	2009

Common stock options	-	6,121,455
Common stock warrants	-	16,444,328
Convertible notes	68,000,000	9,532,700
Totals	68,000,000	32,098,483

Note 3 - Going Concern Considerations

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, during the quarter ended June 30, 2010, the Company incurred an operating loss from continuing operations before income taxes of $405,050, and used $128,101 of cash in operations. As of June 30, 2010, the Company had a working capital deficit of $2,611,962. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain equity and/or debt financing and ultimately achieving profitable operations from the development of its business segments. During the quarter ended June 30, 2010, the Company funded operations through debt offerings. Currently, the Company does not have any commitments or assurances for additional capital. The Company is currently attempting to settle debts and payables outstanding through negotiations. Subsequent to quarter end the Company, converted accrued liabilities of $694,763 and $775,000 in convertible notes to common stock and received $119,500 proceeds from the sale of common stock. In addition, they acquired Pro-Water which owns and operates an injection well disposal refinery in Duchesne, Utah, see Note 12 for additional information regarding these transactions. There can be no assurance that the revenue from future expected contracts or operations from current business will be sufficient enough for the Company to achieve profitability in its operations, and it is possible that additional equity or debt financing may be required to for the Company to continue as a going concern. The Company estimates it has current cash reserves sufficient to fund operations through December 31, 2010.

Note 4 – Property and Equipment

Property and equipment as of June 30, 2010 and March 31, 2010 consisted of the following:

	June 30, 2010	March 31, 2010
Office equipment, computer software, and furniture and fixtures	$55,217	$55,217
Accumulated depreciation	(30,550)	(27,789)
Total	$24,667	$27,428

During the three months years ended June 30, 2010 and 2009, the Company recorded depreciation expense of $2,761 and $2,767, respectively.

Note 5 – Discontinued Operations

In late 2006, the Company commenced operations in the bottled energy drink and oxygenated water industry as OC Energy Drinks, as a division of the Company (“OC Energy”), and later transferred operations to a majority owned subsidiary of the Company.  The Company has discontinued investing in its energy drink line in order to focus its resources on the development of its sustainable environmental technologies and licensing its DynIX™ Technology.  Thus, during the fourth quarter of fiscal 2009, management decided to formally discontinue the operations of OC Energy. The Company is currently attempting to sell the assets, including intangible, but to date have been unsuccessful in finding a buyer.

Additionally, due to the shutdown of the Company’s Wyoming wastewater treatment plant in April 2009, management decided to formally discontinue the operations related directly to the Wyoming treatment plant. Initially, the plant had been classified as held for sale, however, during the fourth quarter of fiscal 2010 the Company re-evaluated the classification and determined that the plant and related direct operations should be classified as discontinued. The Company only included liabilities in discontinued operations in which would be expected to be transferred in the case the plant was disposed of. The Company is still currently trying to find a buyer for the plant. In accordance with ASC 360, OC Energy and the wastewater treatment plant’s financial results, including those discussed above have been classified as a discontinued operation in the consolidated financial statements for all periods presented.

The financial results of OC Energy and the wastewater plant included in discontinued operation are as follows for the three months ended June 30:

	2010	2009
Product sales	$-	$4,800
Water treatment royalties	-	57,739
Income taxes	-	-
Income (Loss) from discontinued operations after income taxes	$2,875	$(59,119)

The following is the combined condensed balance sheets of OC Energy and the wastewater treatment plant as of June 30, 2010 and March 31, 2010:

	June 30, 2010	March 31, 2010
Assets
Current assets:
Cash and cash equivalents	$410	$410
Other current assets	3,094	3,094
Total current assets	3,503	3,503
Assets held for sale	30,000	30,000
Other assets	-	-
Total assets	$33,503	$33,503

Liabilities
Current liabilities:
Accounts payable	$30,738	$37,168
Accrued expenses	200,000	200,000
Total liabilities	$230,738	$237,168

Management believes there are no contingent liabilities related to discontinued operations.

Note 6 – Certain Balance Sheet Elements

Other Assets

At June 30, 2010 and March 31, 2010, the Company had deposits with various vendors of $10,321.

Accrued Liabilities

At June 30, 2010 and March 31, 2010, the Company had accrued expenses as follows:

	June 30, 2010	March 31, 2010
Accrued interest	$213,832	$182,093
Other	343,792	361,116
Total	$557,624	$543,209

Note 7 – Notes Payable

Note Payable to Vendor

On January 29, 2008, the Company  issued a promissory note to a vendor in settlement of $780,500 in accounts payable. The vendor manufactured and installed the Company’s water treatment facility.  The note bears interest at 10% per annum with a one time default penalty of 10% of the principal balance, and is secured by the Company’s contract with Yates Petroleum Corporation and the equipment that was manufactured by the vendor.  The note calls for an initial payment of $270,000 due on February 1, 2008 with monthly principal payments of $100,000 due each month until paid off.  The Company did not make its April 2008 payment and any payments thereafter and is currently in default on this note.  The balance due on this note at June 30, 2010 and March 31, 2010 was $410,500. In addition, the Company has accrued interest and penalties of $137,974 and $127,739 at June 30, 2010 and March 31, 2010, respectively.

MOU Note Payable

On December 17, 2008, the Company issued a promissory note in connection with the MOU to purchase its water treatment plant.  The funds were used for operations.  The note bears interest at 10% with a default rate of 18% and is to be drawn on in two advances, one for $45,000 and the other for $30,000.  The sale was never completed and the note matured on March 8, 2009.   As of June 30, 2010, the note is in default and interest is being accrued at the default rate. The Company has not elected to draw the additional $30,000.

Convertible Notes Payable to Horst Geicke

In April and September 2008, the Company entered into note agreements with an accredited investor and shareholder for proceeds totaling $150,000.  The notes are due on demand, incur interest at 11% and are convertible into 15,000,000 shares of Series A Preferred Stock. As of June 30, 2010 and March 31, 2010, the notes were outstanding and accrued interest recorded in accrued liabilities related to this note was $34,624 and $30,511, respectively.  On the date of issuance, the Company determined that the since the conversion price given to the holder, effective conversion rate of $0.025, was significantly less than the fair value of the Company’s common stock per the closing market price, a beneficial conversion feature was present. The Company valued the beneficial conversion feature as of the date of issuance in the amount of $390,000, and recorded the maximum discount allowed of $150,000 against the notes. The discount was immediately amortized to interest expense as the note was due on demand and convertible upon issuance. Subsequent to June 30, 2010, the note was converted into common stock, see Note 12. Thus, the balance of the note has been reflected as a long-term liability at June 30, 2010 and March 31, 2010.

In December 2009 and January 2010, the Company entered into note agreements with an accredited investor and shareholder for proceeds totaling $495,000.  The notes are due in one year, incur interest at 11% and are convertible into 49,500,000 shares of common stock. As of June 30, 2010, the notes were outstanding and accrued interest recorded in accrued liabilities related to these notes was $24,403.  On the date of issuance, the Company determined that the since the conversion price given to the holder, effective conversion rate of $0.01, was significantly less than the fair value of the Company’s common stock per the closing market price, a beneficial conversion feature was present. The Company valued the beneficial conversion feature as of the date of issuance in the amount of $1,040,000, and recorded the maximum discount allowed of $495,000 against the notes. During the three months ended June 30, 2010, $123,750 was amortized to interest expense with an unamortized discount $263,959 as of June 30, 2010. Subsequent to June 30, 2010, the note was converted into common stock, see Note 12. Thus, the balance of the note has been reflected as a long-term liability at June 30, 2010 and March 31, 2010.

In May 2010 and June 2010, the Company entered into note agreements with an accredited investor and shareholder for proceeds totaling $125,000.  The notes are due in one year, incur interest at 11% and are convertible into 12,500,000 shares of common stock. As of June 30, 2010, the notes were outstanding and accrued interest recorded in accrued liabilities related to these notes was $835.  On the date of issuance, the Company determined that the since the conversion price given to the holder, effective conversion rate of $0.01, was significantly less than the fair value of the Company’s common stock per the closing market price, a beneficial conversion feature was present. The Company valued the beneficial conversion feature as of the date of issuance in the amount of $735,000, and recorded the maximum discount allowed of $125,000 against the notes. During the three months ended June 30, 2010, $7,500 was amortized to interest expense with an unamortized discount $117,500 as of June 30, 2010.

Note 8 – Stockholders’ Deficit

Common Stock Issued for Accrued Liabilities to Related Parties and Consultants

On June 7, 2010, the Company issued 500,000 shares of its common stock to Grant King, the Company’s Chief Executive Officer interim CFO and Director, from its 2006 Incentive and Non Statutory Stock Option Plan in exchange for the conversion of $28,500 of unpaid and accrued compensation due to Mr. King.

On June 25, 2010, the Company issued 500,000 shares of its common stock to Grant King, the Company's Chief Executive Officer, interim CFO and Director, from its 2006 Incentive and Non Statutory Stock Option Plan in exchange for the conversion of $17,500 of unpaid and accrued compensation due to Mr. King.

Issuance of Common Stock for Services

During the three months ended June 30, 2010, the Company issued 1,586,240 shares of its common stock to a consultant who provides capital raising and operational services. The shares were value at $55,106, of which $30,000 offset accrued liabilities.

Series A Preferred Stock

As of June 30, 2010, proceeds of $110,500 remain for future issuances of Series A. The proceeds have been recorded as accrued liabilities as to date, the required Series A shares have not been issued. As of June 30, 2010, there are no shares of Series A outstanding as all have been converted into common stock.

Note 9 – Options and Warrants

Options

On May 3, 2006 and December 26, 2006, the Company’s Board of Directors adopted the 2006 and 2007 Incentive and Non-statutory Stock Option Plan (“2006 Plan”) for issuance of stock options to employees and others. Compensation expense for these plans recorded during the three months ended June 30, 2010 and 2009 was $747 and $40,802, respectively.

The following is a summary of activity of outstanding stock option activity for the three months ended June 30, 2010:

Number
of Shares
Balance, March 31, 2010	3,603,955
Options granted	-
Options exercised	-
Options cancelled or forfeited	-

Balance, June 30, 2010	3,603,955

Although management believes its estimate regarding the fair value of the services to be reasonable, there can be no assurance that all of the subjective assumptions will remain constant, and therefore the valuation of the services may not be a reliable measure of the fair value of stock compensation or stock based payments for consulting services.

Warrants

Effective April 1, 2009, the Company adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”), codified into ASC 815. EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting EITF 07-5, 5,641,024 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. Currently, these warrants have an exercise price of $0.78 and expire in May of 2013; however, these warrants have exercise price reset features in the event the Company issues common stock below the exercise price of the warrants.  During the three months ended June 30, 2010, the Company recorded an expense of $51,058 for the change in fair value of the warrant liability. As of June 30, 2010, the warrant liability was $144,700.

All future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	June 30,	March 31,
	2010	2010
Annual dividend yield	-	-
Expected life in years	2.92	3.17
Risk-free interest rate	1.00%	2.55%
Expected volatility	246%	213%

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

The following is a summary of activity of outstanding common stock warrants for the three months ended June 30, 2010:

Number
Of Shares

Balance, March 31, 2010	16,846,464
Warrants granted	-
Warrants exercised	-
Balance, June 30, 2010	16,846,464

Note 10 – Commitments and Contingencies

Water Treatment Contracts

On June 25, 2007, the Company entered into contract with Yates Petroleum Corporation (“YPC”) to engineer, design, and install a water treatment system (“System”) of Coal Bed Methane (“CBM”) produced water provided by YPC. The Company owned and operated the System and regeneration waste pond.  In April 2009, due to the customers unwillingness to change the royalty rate under the contract the Company shut down the plant and subsequently cancelled the contract. The Company is currently exploring other options including the sale of the plant to other potential customers. See Note 5 for additional information.

YPC was named as a co-defendant in connection with a lawsuit filed by a vendor, which has been subsequently settled by the Company. In connection with this suit, YPC filed a cross-claim against the Company. YPC claims that the Company violated the contract and has damaged YPC. Specific liabilities mentioned relate to the non-payment of credits and reimbursed expenditures totaling $236,306, which are included in accrued liabilities on the accompanying balance sheet. The cross-claim requested that the court order the Company to provide a plan for the removal of the System and reimburse YPC for legal fees in connection with the lawsuit filed against them. YPC moved to receive a summary judgment, in August 2010 the motion was denied and has been assigned to mediation. As of June 30, 2010, the Company has only accrued items discussed in the preceding paragraph.

Note 11 – Related Party Transactions

As of June 30, 2010, amounts due to Grant and Mark King’s contracted employment were $263,388, which are included in long-term accrued liabilities on the accompanying balance sheet.  See Note 12 for issuance of common stock in settlement of amounts payable subsequent to year end.

During the fiscal year ended March 31, 2008, the Company issued a purchase order to Catalyx for the purchase of resin, at the approximate cost of $756,000, needed for the operation of the Company’s wastewater treatment plant in Wyoming. Catalyx is partially owned by Juzer Jangbarwala, a former Company Director and Chief Technology Officer. In addition, from time to time Catalyx has paid for various costs related to the wastewater treatment plant on behalf of the Company, for which the Company has reimbursed Catalyx.  As of June 30, 2010 and March 31, 2010, amounts due to Catalyx included in accounts payable were $280,000.

In July 2007, the Company entered into a lease agreement with Catalyx Engineering, Inc. (“CEI”), a company that is owned in part by Juzer Jangbarwala, a former Company Director and Chief Technology Officer, to sub-lease approximately 7,000 square feet to serve as its corporate office in Anaheim, California. The Company has since moved. As of June 30, 2010 and March 31, 2010, the Company has included $7,200 in accounts payable for rental payments due to CEI.

The Company utilized CEI for engineering services related to the design and construction of its water treatment plant in Wyoming.  As of June 30, 2010 and March 31, 2010, amounts due to CEI included in accounts payable were $23,803.

Note 12 – Subsequent Events

Acquisition of Pro-Water LLC

On July 7, 2010, the Company entered into an agreement to acquire Pro-Water LLC, a Colorado limited liability company with its sole equity member Metropolitan Real Estate LLC, a New York limited liability company. Pro-Water owns and operates an injection well disposal refinery in Duchesne, Utah.  The Company acquired Pro-Water to expand its water processing services. Under the terms of the Agreement, the Company acquired 100% of the equity of Pro-Water from its sole member, and Pro-Water will become a wholly-owned subsidiary of the Registrant in exchange for the payment of 20,000,000 shares of the Company’s restricted common stock, a secured convertible promissory note payable quarterly over the period of one year from the closing date in the amount of $2.0 million, with an interest rate of 5% and a conversion feature at the option of the holder into shares of the Company’s common stock at a price of $0.10 per share, and the assumption of Pro-Water debts.  Metropolitan Real Estate LLC is an entity controlled by Horst Franz Geicke, a significant shareholder of the Company. The Company is currently determining the impact of the acquisition on its financial statements. It has not been determined if the acquisition will be accounted for as a forward or reverse acquisition due to the significant holdings by Horst Franz Geicke in both entities. The Company is currently working on preparing the audited financials and pro-forma financial statements of Pro-Water.

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

Conversion of Convertible Notes Payable and Accrued Liabilities

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

On July 7, 2010, the Company issued 14,000,000 shares of its common stock to Grant King, the Company’s Chief Executive Officer and Director in exchange for the conversion of $357,000 of unpaid, accrued and other compensations due to Mr. King. As of March 31, 2010, amounts of $269,637 have been reflected as a long-term liability due to the subsequent conversion.

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

General

On July 7, 2010, a majority of the Company’s shareholders, in the form of a written consent authorized: the amendment of the Company’s Amended and Restated Articles of Incorporation to: (a) change the name of the Company to Sustainable Environmental Technologies Corporation; and (b) increase the authorized number of shares of common stock to 300,000,000; (2) and approve the adoption of the Company’s 2010 Incentive and Nonstatutory Stock Option Plan, which reserves twenty million (20,000,000) shares of the Company’s common stock for issuance as stock options and grants to qualified recipients.

On July 29, 2010, the Company changed its name to Sustainable Environmental Technologies Corporation.

Common Stock Issued For Cash

During the period from July 1, 2010 through August 16, 2010, the Company received proceeds totaling $119,500 resulting in the commitment to issue 2,480,000 shares of common stock.  As of the date of filing, the Company has not issued any of the shares.

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
Loss of customers or sales weakness;
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
Dilution to Shareholders from convertible debt or equity financings;
Loss of key management or other unanticipated personnel changes;
The unavailability of funds for capital expenditures; and
Operational inefficiencies in distribution or other systems.

The following discussion should be read in conjunction with the historical financial statements and related notes thereto of Sustainable Environmental Technologies Corporation including Form 10-K as of March 31, 2010.

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

OVERVIEW

Sustainable Environmental Technologies Corporation

On July 29, 2010, the Company changed its name to Sustainable Environmental Technologies Corporation (“SET Corp”).

SET Corp.

SET Corp is a water and wastewater treatment engineering and construction company headquartered in Southern California (see below for the subsequent acquisition of Pro-Water LLC (“Pro-Water”) on July 7, 2010). Current and future services include, and are expected to include, innovative technologies, water and wastewater engineering, construction and construction management, start-up, operation and maintenance services, and equipment manufacturing for industrial and municipal sectors. Areas of expertise include sustainable technologies specializing in water treatment and distribution, wastewater collection, treatment, and disposal/reclamation associated with coal-bed mining (CBM) and other energy producing industries, including petroleum. At fiscal year end and at the subsequent time of acquisition of Pro-Water, the Company did not have any open contracts or current sources of revenue. SET Corp has several proprietary technologies, and currently its primary technology is branded DynIX™, which is an ion based set of processes for wastewater treatment that can be paired with other technologies to provide significant economic savings, through the reduction of waste.

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

The DIW sits on 10 acres and plans are being prepared for a research and development laboratory.  Pro-Water will utilize this laboratory to efficiently test, develop and implement its technologies.  This steady stream of produced water, from various customers allows the development and testing of technologies without the disadvantages of relaying on single third party producers, which negatively affected the operations of our Wyoming plant.

Plant.DynIX™ Technology

The Company, under the name SET Corp, manufactures plants that utilize its proprietary (DynIX™) wastewater treatment technology, based on an ion-exchange process for the treatment and reclamation of produced water. The DynIX™ Technology removes sodium and other pollutants from produced water allowing it to be returned to the environment within local, state and federal environmental compliance regulations. The successful removal of the treated produced water in turn allows energy companies to harvest and sell methane, gas and oil associated with such fields. The Company receives a royalty from the customer for every barrel of water treated and purified.

In April of 2008, we constructed and successfully tested its first plant in Wyoming in connection with an agreement with Yates Petroleum, Inc. This agreement is structured on a “build, own and operate” economic model whereby we provided a “turnkey” plant to Yates Petroleum and charges a royalty per barrel of cleaned wastewater. The Company received a fixed royalty for every barrel of waste water treated and purified and maintained ownership of the equipment under a five year contract.  After unsuccessfully attempting to negotiate a higher royalty rate, the Company decided to shut the plant down until a buyer could be found.  Subsequent to this, Yates Petroleum, Inc. cancelled its agreement with the Company. To date a buyer has not been found and the plant has been reflected as discontinued operations.

Recently, the Company has changed its strategy from solely a build to sell manufacturing environment to include a royalty based model whereby the Company would license its DynIX™ Technology to achieve royalty income.  The Company has proposals in various stages; however, currently there are no signed agreements.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009.

The following table summarizes the results of continuing operations and balance sheet amounts of the Company for the periods and dates shown:

	Three Months Ended June 30,
	2010	2009
INCOME STATEMENT DATA
Loss from operations	$(190,328)	$(251,116)
Net loss from continuing operations	$(405,050)	$(182,124)
Net loss	$(402,175)	$(241,243)
Net loss per weighted average common share	$(0.00)	$(0.00)

	As of	As of
	June 30, 2010	March 31, 2010
BALANCE SHEET DATA
Total assets	$113,858	$123,937
Total liabilities	$3,890,925	$3,725,081
Stockholders' deficit	$(3,777,067)	$(3,601,144)

TOTAL OPERATING EXPENSES

	For the quarter ended June 30,		Increase/(Decrease)
	2010	2009	$	%
Total Operating Expenses	$190,328	$251,116	$(60,788)	(24%)

Total operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, legal expense, information systems expense, and product marketing and sales expense. The decrease in total operating expenses in the quarter ended June 30, 2010 as compared to the quarter ended June 30, 2009 was primarily the result of decreases in salaries and wages, consulting and stock based compensation.

DISCONTINUED OPERATIONS

	For the quarter ended June 30,		Increase/(Decrease)
	2010	2009	$	%
Discontinued Operations	$2,875	$(59,119)	$(61,994)	(105%)

The Company realized a gain from discontinued operations for the quarter ended June 30, 2010 as compared to the quarter ended June 30, 2009 due relatively low administrative expenses as compared to the quarter ended June 30, 2009.

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

As shown in the accompanying financial statements, during the quarter ended June 30, 2010, the Company incurred an operating loss from continuing operations before income taxes of $405,050, and used $128,101 of cash in operations. As of June 30, 2010, the Company had a working capital deficit of $2,611,962. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company’s principal sources of liquidity consist of cash and cash equivalents and the issuance of equity and/or debt securities. In addition to funding operations, the Company’s principal short-term and long-term liquidity needs have been, and are expected to be, the debt service requirements of its notes payable, capital expenditures and general corporate expense expenses. The Company does not have any operating segments and is seeking alternative operational opportunities. As of June 30, 2010, the Company had cash and cash equivalents of $35,630 and liabilities outstanding of $3,890,925.

The Company believes that its existing sources of liquidity, along with cash expected to be generated from the issuance of debt and equity securities, will be sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements through December 31, 2010. The future of the Company is dependent upon its ability to obtain equity and/or debt financing and ultimately achieving profitable operations from the development of its business segments. During the quarter ended June 30, 2010, the Company funded operations through debt offerings. Currently, the Company does not have any commitments or assurances for additional capital.  In order to fund capital expenditures or increase working capital above the current plan, or complete any acquisitions, the Company may seek to obtain additional debt or equity financing. However, the Company cannot provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations.

OPERATING ACTIVITIES

Cash used in operating activities during the three months ended June 30, 2010 were $128,101.  The primary use of operating cash was to pay consultants and salaries and wages. This was the result of a net loss of $402,175 offset by non-cash and non-operating items (depreciation, stock-based compensation, change in fair value of warrant liability, stock issued for services, and interest expense from the amortization of debt discounts) totaling $210,322 and net changes in current assets and liabilities of $63,752.

INVESTING ACTIVITIES

There were no investing activities during the three months ended June 30, 2010.

FINANCING ACTIVITIES

Financing cash flows during the three months ended June 30, 2010, amounted to $125,000 and consisted entirely of a loan from an investor.

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

Based on the foregoing evaluation, the Company has concluded that there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  The Company continues to have material weaknesses in its internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In connection with lawsuit brought by Yates Petroleum ("Yates") against the Company in the District Court of Johnson County, Wyoming (Case no. CV-2008-0102), as discussed in the Company's prior SEC filings, including its Annual Report on Form 10-K for the fiscal year ended March 31, 2010, on August 2, 2010, Yates' motion to continue hearing on summary judgment was denied, and the Company's motion for alternative dispute resolution was granted. The case has been set for non-binding mediation at a time and place to be determined by the parties.

Other than the foregoing, the Company is not aware of any litigation, either pending or threatened.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

None.

Item 5. Other Information

Compensatory Arrangements of Certain Officers

On July 7, 2010, the Board of Directors granted to Grant King, our Chief Executive Officer and interim Chief Financial Officer, a restricted stock bonus award of 3,480,000 shares of our common stock.

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

Sustainable Environmental Technologies Corporation

Signature	Title	Date

/s/ Grant King
Grant King	Chief Executive Officer	August 16, 2010

/s/ Grant King
Grant King	Principal Accounting Officer	August 16, 2010