Form 10-Q
period 2010-09-30
Sustainable Environmental Technologies Corp
filed 2010-11-22
CIK 932136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number: 000-254888

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION
(formerly RG Global Lifestyles, Inc.)

(Exact Name of issuer as specified in its charter)

California	33-0230641
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2377 W Foothill, Suite 18, Upland, CA	91786
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (435) 608-1344

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
Yes ☐   No ☒

As of November 22, 2010, there were 210,866,232 shares of the Registrant’s common stock issued and outstanding.

 PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION
(formerly RG Global Lifestyles, Inc.)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of September 30, 2010	As of March 31, 2010
Assets (Note 1)
Current assets:
Cash and cash equivalents	$203,180	$281,310
Accounts receivable	290,838	213,780
Prepaids and other current assets	65,224	7,395
Current assets of discontinued operations	3,503	-
Total current assets	562,745	502,485

Property and equipment, net	1,875,781	1,128,327
Other assets	10,231	-
Cost investment	376,440	-
Intangible assets, net	173,200	187,600
Goodwill	66,188	66,188
Assets of discontinued operations	30,000	-

Total Assets	$3,094,585	$1,884,600

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$916,482	$132,108
Accrued salaries and wages and related party consulting fees	551,717	14,324
Accrued liabilities	609,235	23,585
State income taxes payable	51,123	-
Convertible notes payable	2,000,000	-
Notes payable	474,399	3,166
Current liabilities of discontinued operations	229,585	-
Total current liabilities	4,832,541	173,183

Convertible note payable, long-term	43,714	-
Note payable, long-term	15,097	-
Warrant liability	249,781	-
Asset retirement obligation	9,900	9,900
Total liabilities	5,151,033	183,083

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 4,582,827 issued at September 30, 2010 and March 31, 2010, none outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized at September 30, 2010 and March 31, 2010, 210,866,232 and 33,333,333 issued; 210,551,232 and 33,333,333 outstanding, respectively	210,866	33,333
Additional paid-in capital	1,977,318	1,696,667
Accumulated deficit	(4,244,632)	(28,483)
Total stockholders' equity (deficit)	(2,056,448)	1,701,517

Total Liabilities and Stockholders' Deficit	$3,094,585	$1,884,600

The accompanying notes are an integral part of these financial statements.

 SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION
(formerly RG Global Lifestyles, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30, 2010	Six Months Ended September 30, 2010
Revenues:
Water processing	$646,193	$1,092,474
Reclaimed oil	-	-
Total revenues	646,193	1,092,474
Cost of revenues:
Water processing	166,152	330,818
Reclaimed oil	-	-
Total cost of revenues	166,152	330,818

Gross profit	480,041	761,656

Operating expenses:
General and administrative expense	458,091	572,090
Selling and marketing	219	219
Total operating expenses	458,310	572,309

Operating income	21,731	189,347
Other income (expense):
Interest income	32	32
Interest expense	(420,107)	(420,771)
Change in fair value of derivative liability	(105,081)	(105,081)
Gain on settlement of payables and accrued liabilities	4,068	4,068
Total other expense	(521,088)	(521,752)

Net loss from continuing operations	(499,357)	(332,405)

Net loss from discontinued operations	(369)	(369)
Net loss	$(499,726)	$(332,774)

Net loss per share
Basic and diluted – continuing operations	$(0.00)	$(0.00)
Basic and diluted – discontinued operations	$(0.00)	$(0.00)

Weighted average shares	194,130,391	114,171,198

The accompanying notes are an integral part of these financial statements.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION
(formerly RG Global Lifestyles, Inc.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)

	Series A Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balances - March 31, 2010 as adjusted (Note 1)	-	$-	33,333,333	$33,333	$1,696,667	$(28,483)	$1,701,517
Contributed Capital	-	-	-	-	150,000	-	150,000
Convertible note payable issued in connection with Pro Water acquisition	-	-	-	-	(2,000,000)	-	(2,000,000)
Stock issued for conversion of convertible notes payable	-	-	31,000,000	31,000	794,000	-	825,000
Reverse acquisition of SETCORP	-	-	106,982,899	106,983	-	(3,883,375)	(3,776,392)
Stock issued for cash previously committed	-	-	5,300,000	5,300	137,200	-	142,500
Common stock issued to related parties for accrued wages and consulting fees	-	-	31,750,000	31,750	812,175	-	843,925
Common stock issued for services	-	-	500,000	500	9,387	-	9,887
Common stock issued in connection with asset acquisition/cost basis investment	-	-	2,000,000	2,000	98,000	-	100,000
FMV of warrants issued in connection with asset acquisition/cost basis investment	-	-	-	-	233,599	-	233,599
Stock-based compensation	-	-	-	-	46,290	-	46,290
Net loss	-	-	-	-	-	(332,774)	(332,774)
Balances - September 30, 2010	-	$-	210,866,232	$210,866	$1,977,318	$(4,244,632)	$(2,056,448)

The accompanying notes are an integral part of these financial statements.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION
(formerly RG Global Lifestyles, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

For the Six Months Ended September 30, 2010
Cash flows from operating activities:
Net loss	$(332,774)

Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discounts related to beneficial conversion features and warrants	382,332
Change in fair value of derivative liabilities	105,081
Depreciation and amortization	37,506
Stock-based compensation	46,290
Change in operating assets and liabilities:
Accounts receivable	(76,385)
Prepaid expenses	(48,675)
Accounts payable	39,201
Accrued liabilities	182,325
Income taxes payable	(26,099)
Net cash provided by operating activities	308,802

Cash flows from investing activities:
Purchase of fixed assets	(711,896)
Cash provided by reverse acquisition	36,040
Net cash used in investing activities	(675,856)

Cash flows from financing activities:
Proceeds from sale of common stock	142,500
Contributed capital	150,000
Payments on notes payable	(3,166)
Net cash provided by financing activities	289,334
Net decrease in cash	(77,720)
Cash of discontinued operations	(410)
Cash - beginning of period	281,310
Cash - ending of period	$203,180

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing and financing activities:
Issuance of common stock in settlement of accounts payable and accrued liabilities	$853,812
Issuance of convertible note in connection with Pro Water acquisition	$2,000,000
Issuance of convertible note, common stock, and warrants for cost investment	$376,440
Issuance of common stock in connection with convertible debt and accrued interest	$825,000

The accompanying notes are an integral part of these financial statements.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION
(formerly RG Global Lifestyles, Inc.)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Organization, History and Significant Accounting Policies and Procedures

Organization and History
On July 7, 2010 (the “Effective Date”), Sustainable Environmental Technologies Corporation (the “Company” or “SETCORP”) entered into an agreement to acquire Pro Water, LLC (“Pro Water”), a Utah limited liability company (formerly a Colorado limited liability company) with its sole equity member Metropolitan Real Estate LLC (the “Member), a New York limited liability company. Pro Water owns and operates an injection well disposal refinery in Duchesne, Utah, which recommenced operations on October 1, 2009 (“Inception”).  Under the terms of the Agreement, the Company acquired 100% of the equity of Pro Water from its sole member, and Pro Water will become a wholly-owned subsidiary of the Registrant in exchange for the payment of 20,000,000 shares of the Company’s restricted common stock, a secured convertible promissory note payable quarterly over the period of one year from the closing date in the amount of $2.0 million, with an interest rate of 5% and a conversion feature at the option of the holder into shares of the Company’s common stock at a price of $0.10 per share, and the assumption of Pro Water debts.  The note is secured by all the assets of Pro Water and the wastewater treatment facility owned by SETCORP. Metropolitan Real Estate LLC is an entity controlled by Horst Franz Geicke, a significant shareholder of the Company.

On July 12, 2010, the terms of the acquisition were amended whereby the number of shares of common stock paid for Pro Water was increased to 33,333,333 (from 20,000,000), and the conversion rate of the $2,000,000 related secured convertible promissory note, which previously all converted at $0.10 at the option of the holder, such amended to so that $1,600,000 of the note may be converted at $0.20 per share and $400,000 may be converted at $0.025 per share.  The convertible note is due based on the following: $100,000 paid on or before September 30, 2010, $200,000 paid on or before December 31, 2010, $200,000 paid on or before March 31, 2011 and the remaining amount of $1,500,000 with unpaid interest on or before June 30, 2011. The $100,000 payment due in September 2010 was paid in October 2010.

The acquisition of Pro Water was accounted for as a reverse acquisition in accordance with Accounting Standards Codification (“ASC”) 805 Business Combinations. The Company determined for accounting and reporting purposes that Pro Water is the acquirer because of the significant holdings and influence of the control group before and after the acquisition.  In addition, the future operations of Pro Water will be more indicative of the operations of the consolidated entity on a go forward basis. Accordingly, the assets and liabilities of Pro Water are reported at historical costs and the historical results of Pro Water will be reflected in this and future SETCORP filings as a change in reporting entity.  The assets and liabilities of SETCORP will be reported at fair value on the date of acquisition, and results of operations will be reported from the date of acquisition.  The assets and liabilities of SETCORP will be reported at their carrying values which represented fair value.  No goodwill will be reported since SETCORP had no significant business activities. The results of SETCORP have been included in the accompanying consolidated financial statements from the Effective Date.

Since Pro Water recommenced operations on Inception due to the change in reporting entity, there are no reportable periods in 2009 to compare to those periods reported herein for 2010.

The following unaudited pro forma information was prepared as if the acquisition had taken place at the beginning of the period for the six months ended September 30, 2010:

Pro-Forma Combined
Revenue	$1,092,474
Net income from discontinued operations, net of tax benefit of $0	2,506
Net loss	$(759,949)
Net income (loss) per share:
Basic and diluted - continuing operations	$(0.01)
Basic and diluted - discontinued operations	$0.00

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements and notes thereto for SETCORP for the year ended March 31, 2010 included in SETCORP's annual report on Form 10-K and the Pro Water audited financial statements included on Form 8-K filed on November 22, 2010. The Company follows the same accounting policies in the preparation of interim reports.  The financial statements for the three and six months ended September 30, 2010, are not necessarily indicative of the results expected for the full year.

In addition, there are no prior comparable periods of operations due to the commencement of Pro Water on Inception and due to the change in reporting entity.

Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Pro Water, SET IP Holdings LLC, after elimination of all material inter-company accounts and transactions. OC Energy and balances related to the wastewater treatment plant are classified as discontinued operations.

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

Fair Value of Financial Instruments
Effective October 1, 2009, the Company adopted ASC Fair Value Measurements and Disclosures, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to ASC 825. ASC 825 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 825 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2010 and March 31, 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaids, accounts payable, accrued liabilities, notes payable, and convertible notes payable. Fair values for these items were assumed to approximate carrying values because of their short term in nature or they are payable on demand.

Concentration

Credit Risk
At times, the Company maintains cash balances at a financial institution in excess of the $250,000 FDIC insurance limit. In addition, at times the Company extends credit to customers in the normal course of business, after an evaluation of the credit worthiness. The Company does not expect to take any unnecessary credit risks causing significant causing write-offs of potentially uncollectible accounts. The Company also maintains reserves for potential credit losses. The Company considers the following factors when determining if collection of a fee is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms.

Customer
During the six months ended September 30, 2010, the Company had one (1) customer that accounted for approximately 89% of its revenue and 88% of its accounts receivable. The loss of this customer would have a significant impact on the Company’s financial results.

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

Property and Equipment
Property and equipment are recorded at cost and depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The estimated lives of property and equipment are as follows:

Injection well	20 years
Machinery and equipment	seven years
Buildings	25 years
Land	not depreciated

Impairment of Long-Lived and Purchased Intangible Assets
The Company has adopted ASC 350 Intangibles – Goodwill and Other. The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 350 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Goodwill
Under the current accounting standards, the Company requires that goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to an annual impairment test which has two steps to determine whether an asset impairment exists. The first step of the impairment test identifies potential impairment by comparing the fair value with the carrying amount of the reporting unit, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of the impairment loss, if any. Intangibles with indefinite useful lives are measured for impairment by the amount that the carrying value exceeds the estimated fair value of the intangible. The fair value is calculated using the income approach. Intangible assets with definite useful lives will continue to be amortized over their estimated useful lives. Any impairment is recorded at the date of determination.

The Company’s policy provides for annual evaluation of goodwill on the first day of the fourth fiscal quarter and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the operating segment level by comparing the segments' net carrying value, including goodwill, to the fair value of the segment. The fair values of our segments are estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the segment exceeds its fair value, goodwill is potentially impaired and a second test would be performed to measure the amount of impairment loss, if any.

Revenue Recognition
The Company generates revenues from its deep injection water disposal well. Customers are charged on a per barrel rate for the water in which the Company disposes. In connection with the water disposal, the Company reclaims oil which is included within the water. Periodically, the Company sells this reclaimed oil to third parties. The Company records revenue when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the prices for the services performed and the collectability of those amounts.  In addition, the Company extends credit to customers in which have shown the ability to pay for the services. At times the Company extends credit to new customers; however, such is not done until the Company is satisfied through references, evidence of financial soundness, etc. Provisions for allowances are performed periodically and estimates for uncollectable amounts are recorded as necessary based on management’s estimates.

Net Loss Per Share
Net loss per share is provided in accordance with ASC 260 Earnings per Share. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period, after giving effect to dilutive common stock equivalents, such as stock options, warrants and convertible debt. The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive for the three and six months ended September 30, 2010:

	Three Months	Six Months

Common stock options	9,603,955	9,603,955
Common stock warrants	21,846,464	21,846,464
Convertible notes	24,571,429	24,571,429
Totals	56,021,848	56,021,848

Note 3 - Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, during the quarter ended September 30, 2010, the Company incurred an operating loss from continuing operations before income taxes of $332,405. As of September 30, 2010, the Company had a working capital deficit of $4,269,796. These conditions raise substantial doubt about the Company's ability to continue as a going concern.   With the acquisition of the Blue Bench DIW, management plans to address this ongoing concern by raising additional capital for the operation of the Company and settlement of liabilities through positive cash flows from the Pro Water and raising additional capital through either debt or equity transaction. In addition, management is currently evaluating options for refinancing the DIW for an increased period of three to five years. The refinancing of DIW will allow management to utilize current cash flow to effectively pay down existing debt and provide the necessary capital for future growth.

The future of the Company is dependent upon its ability to obtain equity and/or debt financing and ultimately achieving profitable operations from the development of its business segments. During the quarter ended September 30, 2010, the Company funded operations through cash flow from Pro Waters operations and sales of equity instruments. Currently, the Company does not have any commitments or assurances for additional capital. The Company is currently attempting to settle debts and payables outstanding through negotiations. Subsequent to quarter end the Company, settled payables and accrued of approximately $580,777. There can be no assurance that the revenue from future expected contracts or operations from current business will be sufficient enough for the Company to achieve profitability in its operations, and it is possible that additional equity or debt financing may be required to for the Company to continue as a going concern.

In addition, management is currently evaluating options for refinancing the $2,000,000 convertible note payable to the Pro Water LLC member for an increased period of three to five years.  The note is secured by all the assets of Pro Water and the wastewater treatment facility owned by SETCORP. Currently, the convertible note is payable over next year. Refinancing of convertible note will allow management to utilize current cash flow to effectively pay down existing debt and provide the necessary capital for future growth. There is no assurance that the convertible note will be modified or that the proceeds from future financings will be sufficient to generate required cash flows.

Note 4 – Acquisitions

On October 1, 2009 (also referred to as the “Acquisition Date”), Metropolitan Real Estate LLC (“Member”), acquired all the issued and outstanding interests in the Deep Injection Well (“DIW”) for $950,000 from a third party (the “Sellers”).  The Company accounted for the transaction as a business combination whereby the purchase price was allocated to the fair market value of the assets received. The Member acquired the business to operate the DIW and did not incur any other liabilities, other than the asset retirement obligation of $9,900. In addition, attached to the DIW is a royalty agreement of $0.10 per barrel, which is paid to a previous well owner for every barrel that disposed down the current injection well. The Company did not include this royalty as it was determined an operating cost and was not payable to the Sellers.

Fair values of assets acquired on the Acquisition Date are as follows:

Injection well	$613,976
Machinery and equipment	67,836
Customer relationship	202,000
Goodwill	66,188
Total	$950,000

See Note 2 for disclosure of tangible asset lives. The customer relationships are being amortized over the period of seven years from the Effective Date. The goodwill is not subject to amortization. During the six months ended September 30, 2010, the Company recorded amortization expense related to the customer relationships of $14,400. In addition, the pro-forma financial information representing the prior operations have not been presented due to the limited operation of the DIW prior to the Company’s acquisition.

Technology Purchase Agreement and Cost Investment

On August 27, 2010, the Company entered into a Technology Purchase Agreement (“Agreement”) with World Environmental Solutions Pty Ltd (“WES”), an Australian company, for an investment in WES, the purchase of certain technologies, including all intellectual property rights and patents and patent applications, related to water extraction and electricity generation (“Technology”). The Company entered into the agreement to expand their water processing operations.

The material terms of the Agreement are as follows: (1) the Technology is transferred from WES to Company; (2) WES issues a 12% equity interest in WES to Company; (3) WES issues a two year option to Company to purchase an additional 3% equity interest of WES for an exercise price of $350,000; (4) Company issues a 25 year license to WES to use the Technology for sales in the Australia region and pay Company a 10% royalty on net sales; (5) 2,000,000 shares of the Company’s common stock to WES; (6) Company shall issue 5,000,000 shares of its common stock to WES upon customer confirmation of successful installation of a product sale of a minimum amount of $250,000 by WES incorporating the Technology; (7) Company shall issue up to a maximum of 10,000,000 shares of its common stock to WES based on WES sales of products incorporating the Technology at a rate of one share per $1.00 in gross revenue related to such sales; (8) Company shall pay WES a 10% royalty on Company (and its agents – excluding WES) net sales of products incorporating the Technology up to an aggregate maximum of $1,800,000; (9) Company issues a convertible promissory note to WES in the amount of $200,000, without interest or maturity, convertible into Company common stock at a rate of $0.35 per share; (10) Company issues WES a three year warrant to purchase 5,000,000 shares of Company common stock at a price of $0.35 per share; and (11) Company grants to WES a right of first refusal to be the exclusive sales agent for other Company technologies in Australia. On the date of issuance, the Company recorded a discount of $157,159 related to the convertible note at a rate of 11% per annum. The convertible note will be amortized to interest expense over 15 years based on the expected payback period of the loan.

The Company recorded the transaction as an asset purchase at a cost basis based on the following consideration:

Common stock	$100,000
Convertible note payable, long-term	42,841
Warrants	233,599
Total	$376,440

The common stock was valued on the date of the agreement using the closing market price of the Company’s common stock. See Note 8 regarding discussion of the convertible note.

The warrants were valued using the Black-Scholes option pricing model using the following assumptions:

Annual dividend yield	-
Expected life in years	3.00
Risk-free interest rate	0.83%
Expected volatility	255%

As of September 30, 2010, the Company has accounted for the transaction as an investment in WES on the accompanying balance sheet. The Company is currently evaluating how the purchase price should be allocated between the elements of the transaction including but not limited to their investment in WES and the patents purchased. The adjustment, if any, will not have a significant impact on the Company’s financial statements as all elements are expected to be considered long term assets. In addition, since the transaction is being accounted for as an investment/asset acquisition the contingent compensation will be accounted for when triggered.

Note 5 – Property and Equipment

Property and equipment as of September 30, 2010 and March 31, 2010 consisted of the following:

	September 30, 2010	March 31, 2010
	(unaudited)
Injection well	$613,976	$613,976
Machinery and equipment	1,226,077	482,945
Buildings	7,500	7,500
Land	51,000	51,000
Office equipment, computer software, and furniture and fixtures	55,056	-
Accumulated depreciation	(77,828)	(27,094)
Total	$1,875,781	$1,128,327

During the six months ended September 30, 2010, the Company recorded depreciation expense of $23,106.

 Note 6 – Discontinued Operations

The financial results of the Company discontinued operations which consist of OC Energy and the wastewater plant from the period of acquisition through September 30, 2010 are as follows:

Three Months Ended September 30, 2010
Product sales	$-
Water treatment royalties	-
Income taxes	-
Income (loss) from discontinued operations after income taxes	$(369)

The following is the combined condensed balance sheets of OC Energy and the wastewater treatment plant as of September 30, 2010:

September 30, 2010
Assets
Current assets:
Cash and cash equivalents	$410
Other current assets	3,093
Total current assets	$3,503

Assets held for sale	30,000
Total Assets	$33,503

Liabilities
Current liabilities:
Accounts payable	$29,585
Accrued expenses	200,000
Total liabilities	$229,585

Management believes there are no contingent liabilities related to discontinued operations.

Note 7 – Certain Balance Sheet Elements

Accrued Liabilities

At September 30, 2010 and March 31, 2010, the Company had accrued liabilities as follows:

	September 30, 2010	March 31, 2010
	(unaudited)
Accrued interest	$191,401	$-
Royalty payable	48,028	16,548
Other	369,806	7,038
Total	$609,235	$23,585

Note 8 – Notes Payable

Note Payable to Vendor

On the Effective Date, the Company assumed a promissory note to a vendor in settlement of $410,500 in accounts payable. The vendor manufactured and installed the Company’s discontinued water treatment facility.  The note bears interest at 10% per annum with a one-time default penalty of 10% of the principal balance, and is secured by the Company’s Interceptor Plant contract and the equipment that was manufactured by the vendor.   The Company is currently in default on this note.   In addition, the Company has accrued interest and penalties of $148,320 at September 30, 2010.

MOU Note Payable

On the Effective Date, the Company assumed a promissory note of $45,000 in connection with a memorandum of understanding to purchase SETCORPS’ discontinued water treatment plant.   The note bears interest at 10% with a default rate of 18%.   As of September 30, 2010, the note is in default and interest is being accrued at the default rate.

Convertible Notes Payable to Horst Geicke and Related Entities

On the Effective Date, the Company assumed various convertible note agreements with an accredited investor and shareholder for proceeds totaling $775,000 and accrued interest of $50,000.   In addition at the Effective Date, a discount on the convertible debt remained of $381,459. On July 7, 2010, the holder converted the note and accrued interest into 31,000,000 shares of the Company’s common stock. Upon conversion the Company, recorded the remaining discount to interest expense.

Convertible Note Payable to WES

On August 27, 2010, in connection with the Agreement, the Company issued a convertible promissory note to WES in the amount of $200,000, without interest or maturity, convertible into Company common stock at a rate of $0.35 per share. The convertible note payable is payable at the Company’s discretion. The note is secured by the Technology. On the date of issuance, no beneficial conversion feature was present. The Company determined that they would pay the note in approximately 15 years. Thus, the Company recorded a discount of 11% in the amount of $157,159 against the notes. The discount will be amortized to interest expense over the period of estimated maturity. During the six months ended September 30, 2010, the Company recorded interest expense of $873 and the note had an unamortized discount of $156,286. See Note 4 for information regarding the Transaction with WES.

Equipment Loan

In June 2010, the Company entered into a note payable agreement with an equipment provider for a machine in the amount of $38,745. The note bears interest at 7.25% per annum and is payable in 24 equal installments of $1,739, with the first installment due in July 2010. As of September 30, 2010, the amount due on this loan was $33,996.

Note 9 – Stockholders’ Deficit

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

Common Stock Issued For Cash

During the three months ended September 30, 2010, the Company received proceeds totaling $142,500 resulting in the issuance of 5,300,000 shares of common stock.

Common Stock to be Issued

As of September 30, 2010, proceeds of $90,500 remain for future issuances of common stock. The proceeds have been recorded as accrued liabilities, as to date the required common shares have not been issued.

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

On July 7, 2010, the Company issued 500,000 shares of its common stock as compensation for past legal services of $9,887 to a third party consultant which offset amounts payable to the consultant.

On July 8, 2010, the Company issued 1,000,000 shares of its common stock to Grant King, the Company’s Chairman of the Board, from its 2006 Incentive and Non Statutory Stock Option Plan in exchange for the conversion of $59,800 of unpaid and accrued compensation due to Mr. King.

See Note 8 for Convertible Notes Payable converted in to common stock.

Note 10 – Options and Warrants

Options

On the Effective Date, the Company assumed an Incentive and Non-statutory Stock Option Plan adopted by the predecessor entity for issuance of stock options to employees and others. On the Effective Date, the Company’s Board of Directors adopted the 2010 Incentive and Non-statutory Stock Option Plan (“2010 Plan”) which allows for the issuance of 20,000,000 shares.

On the Effective Date, the Company granted 6,000,000 stock options to various employees and consultants with an exercise price of $0.025 per share. The options vest over one year. Compensation expense for this issuance recorded during the six months ended September 30, 2010 was $46,290. As of September 30, 2010, future compensation expense is approximately $128,976 and will be expensed over approximately 0.75 years.

These stock options do not trade in an active securities market, and as such, we estimate the fair value of these options using the Black-Scholes option pricing model using the following assumptions:

Annual dividend yield
Expected life in years	3.0
Risk-free interest rate	0.64%
Expected volatility	248%

The following is a summary of activity of outstanding stock option activity for the six months ended September 30, 2010:

Number
of Shares
Balance, March 31, 2010	-
Options granted	9,603,955
Options exercised	-
Options cancelled or forfeited	-

Balance, September 30, 2010	9,603,955

Although management believes its estimate regarding the fair value of the services to be reasonable, there can be no assurance that all of the subjective assumptions will remain constant, and therefore the valuation of the services may not be a reliable measure of the fair value of stock compensation or stock based payments for consulting services. Expected volatility is based primarily on historical volatility. Historical volatility was computed using weekly pricing observations for recent periods that correspond to the remaining life of the options. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these options. We currently have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the options. The risk-free interest rate is based on U.S. Treasury securities.

Warrants

On the Effective Date, the Company assumed 5,641,024 of the predecessor entity’s issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. Currently, these warrants have an exercise price of $0.78 and expire in May of 2013; however, these warrants have exercise price reset features in the event the Company issues common stock below the exercise price of the warrants.  During the three months ended September 30, 2010, the Company recorded an expense of $105,081 for the change in fair value of the warrant liability. As of September 30, 2010, the warrant liability was $249,781.

All future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

September 30,
2010
Annual dividend yield	-
Expected life in years	2.67
Risk-free interest rate	0.69%
Expected volatility	259%

Expected volatility is based primarily on historical volatility. Historical volatility was computed using weekly pricing observations for recent periods that correspond to the remaining life of the warrants. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. We currently have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities.

The following is a summary of activity of outstanding common stock warrants for the six months ended September 30, 2010:

Number
Of Shares

Balance, March 31, 2010	-
Warrants granted	16,846,464
Warrants exercised	-
Balance, September 30, 2010	16,846,464

Note 11 – Commitments and Contingencies

Water Treatment Contract

Yates Petroleum Corporation (“YPC”) was named as a co-defendant in connection with a lawsuit filed by a vendor, of the predecessor entity. In connection with this suit, YPC filed a cross-claim against the predecessor entity. YPC claims that the predecessor entity violated the contract and has damaged YPC. Specific liabilities mentioned relate to the non-payment of credits and reimbursed expenditures totaling $236,306, which are included in accrued liabilities on the accompanying balance sheet. The cross-claim requested that the court order the predecessor entity to provide a plan for the removal of the water treatment system and reimburse YPC for legal fees in connection with the lawsuit filed against them. YPC moved to receive a summary judgment, in August 2010 the motion was denied and was assigned to mediation. The Company is awaiting the final agreement. As of September 30, 2010, the Company has only accrued items discussed in this paragraph.

Note 12 – Subsequent Events

On October 26, 2010, SETCORP reached a settlement with Catalyx Fluid Solutions, Inc. and all its partners. Accrued liabilities and accounts payable of $290,455 and $308,808, respectively, were settled for $72,500 in cash payments and 875,000 shares of common stock. As of the date of this filing, the common stock has not been issued.

On November 1, 2010, SETCORP reached a settlement with a vendor. Accrued liabilities and accounts payable of $16,514 and $10,000, respectively, were settled for $7,465 in cash payments and 300,000 shares of common stock. As of the date of this filing, the common stock has not been issued.

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

The following discussion should be read in conjunction with the historical financial statements and related notes thereto of Sustainable Environmental Technologies Corporation including Form 10-K as of March 31, 2010 and the Pro Water, LLC audited and reviewed financial statements included on Form 8-K/A filed with the SEC on November 22, 2010.

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

With the acquisition of the Pro Water, by SET Corp, management plans on raising additional capital for the operation of the Company and settlement of liabilities through positive cash flows from the Pro Water and raising additional capital through either debt or equity transaction. Management is currently working to complete stage three of the Blue Bench redesign, which is expected to increase revenue by allowing Pro Water to resale frack water back to customers.

In addition, management is currently evaluating options for refinancing the DIW for an increased period of three to five years.  The refinancing of DIW will allow management to utilize current cash flow to effectively pay down existing debt and provide the necessary capital for future growth. There is no assurance that the proceeds from future financings will be sufficient to generate required cash flows.

Sustainable Environmental Technologies Corporation

On July 29, 2010, the Company changed its name to Sustainable Environmental Technologies Corporation (“SET Corp”).

SET Corp.

SET Corp is a water and wastewater treatment engineering and construction company headquartered in Southern California (see below for the acquisition of Pro Water LLC (“Pro Water”) on July 7, 2010). Current and future services include, and are expected to include, innovative technologies, water and wastewater engineering, construction and construction management, start-up, operation and maintenance services, and equipment manufacturing for industrial and municipal sectors. Areas of expertise include sustainable technologies specializing in water treatment and distribution, wastewater collection, treatment, and disposal/reclamation associated with coal-bed mining (CBM) and other energy producing industries, including petroleum. At fiscal year end and at the time of acquisition of Pro Water, the Company did not have any open contracts or current sources of revenue. SET Corp has several proprietary technologies, and currently its primary technology is branded DynIX™, which is an ion based set of processes for wastewater treatment that can be paired with other technologies to provide significant economic savings, through the reduction of waste.

Pro Water Injection Well

On July 7, 2010, the Company acquired Pro Water LLC (“Pro Water”). Pro Water owns and operates an injection well disposal refinery in Duchesne, Utah.  The Company acquired Pro Water to expand its water processing services. Through Pro Water’s Blue Bench Deep Injection Well (“DIW”), Pro Water has an established customer base that is currently generating positive monthly cash flows.  Furthermore since January of this year, business at the DIW well has steadily increased as local governments increase regulations and restrictions for disposing produced water, the DIW’s will remain one of the few, if not the only, available methods for disposing produced water in the near future.

The DIW resides on two five-acre parcels. With the exception of a few outlying buildings, the DIW has been completely redesigned to increase the capacity for production and allow the DIW to operate during the winter months. With the completion of the upgrades and automation, the redesigned DIW is capable of handling over 7,000 barrels per day of produced water.  Efficiency and automation designs allow the DIW to operate with minimal labor while achieving maximum production results. The Blue Bench DIW serves as a show piece, as it is the most modern and innovative injection well in the state of Utah.  Plans are being prepared for a research and development laboratory.  Pro Water will utilize this laboratory to efficiently test, develop and implement its technologies.  This steady stream of produced water, from various customers allows the development and testing of technologies without the disadvantages of relaying on single third party producers, which negatively affected the operations of the Wyoming plant.

DynIX™ Technology

The Company, under the name SET Corp, manufactures plants that utilize its proprietary (DynIX™) wastewater treatment technology, based on an ion-exchange process for the treatment and reclamation of produced water, from the oil and gas industry. The DynIX™ Technology can be used as a pretreatment that allows systems such as RO filtration to work more efficiency or as a standalone system that removes sodium and other pollutants from produced water allowing it to be returned to the environment within local, state and federal environmental compliance regulations. The successful removal of the treated produced water in turn allows energy companies to harvest and sell methane, gas and oil associated with such fields. The Company receives a royalty from the customer for every barrel of water treated and purified.

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

Recently, the Company has changed its strategy from solely a build to sell manufacturing environment to include a royalty based model whereby the Company would license its DynIX™ Technology to achieve royalty income.  SET Corp has signed licensing agreements for Australia and Asia with World Environmental Solutions Pty Ltd (“WES”).  WES has proposals in various stages; however, currently there are no definitive agreements.

MultiGen Technology

MultiGen combines a number of highly efficient, reliable, low emission and commercially proven propriety technologies with its own patent-pending water making technology. This unique integrated solution includes an air to water maker, air-cooled absorption chiller(s), natural gas turbine, heat exchanger, together with a gas compressor, pump, exhaust ducting and controls.  There is also an option to add an automatic power controller that supplies just the right amount of voltage and current to the loads to function optimally.

Onsite generation of water and electrical power provide supplementary essential resource supplies that can reduce reliance on water authorities and power utilities resulting in much greater efficiencies with respect to water and energy usage, security of supply, and lowering of GHG emissions all at less cost. An onsite MultiGen system can also act to reduce the financial impact of ever increasing utility charges and maintenance associated with existing infrastructure such as an evaporative cooling tower. In some cases revenue can also be derived, in off peak use periods, by selling power back to the grid or providing a secure and reliable source of power as an additional service to a facility’s tenants in the event of public utility failure.

Combined cooling, heating and power (CCHP) techniques such as tri-generation, used by MultiGen, are employed to generate a number of useful energy products using a single fuel source enabling many functions to operate simultaneously. This includes pure water making, clean electricity generation, hot and chilled water, hot and cooled air for heating and cooling. The efficiencies and financial savings when compared to using grid supplied power for the same functions are significant.

System components can be easily configured and scaled to meet a specific set of requirements. Some of these may include capturing evaporating air from a cooling tower and reusing the water or disposing of an existing gas boiler and replacing it by using MultiGen’s waste exhaust to heat the water. Produced cool air can also be used to support existing air conditioning systems or air condition areas such as machinery rooms or lift wells. Excess water generated and not used could be stored for later use while generated electricity can reduce the amount of grid supplies required or excess amounts can be fed back to the grid if available and permitted by the local energy retailer.

MultiGen systems offer considerable financial and environmental benefits resulting from unique water generation and superior energy saving capabilities. Consequently, a significant reduction of a facility’s carbon footprint is achieved increasing green ratings, asset values, and providing a buffer to the imminent emissions trading scheme.  This technology is unique as it makes water, is cleaner and more efficient than competing solutions and has applications in new and existing office buildings and complexes, supermarkets, data centers, telecommunications facilities, hospitals, schools, cluster housing such as retirement villages, tourist resorts, mining camps, agricultural meat production and remote communities.  Basically anywhere there is a requirement for many functions emanating from a single reliable, efficient and clean power source. MultiGen fuel can be natural gas, biogas, propane etc.

World Environmental Solutions Pty Ltd (“WES”)

WES was established in 2004 with the main goal of developing, commercializing and introducing technologies that are innovative, energy efficient and in many aspects unique. To date the resulting products have significant applications and implications across many industries such as residential and commercial construction, mining, air conditioning and importantly the water industry.  Together with its strategic business partners they have introduced a series of superior systems and products into the Australasian market.  These proprietary systems provide businesses with the capacity to protect future water supplies as well as cutting edge materials that enable energy efficient buildings that can survive many natural disasters. Efficiency gains related to the cost of heating and cooling buildings can be as much as 50%. The resulting services allow companies and individuals to reduce their carbon footprint without drastically changing their daily lives.

Prior Company Businesses

Prior to its current business in water treatment in the energy arena, and since its inception, the Company, under prior management teams, was involved in several businesses and engaged in various air to water, energy drink, nutraceutical, and other consumer, retail and commercial ventures, all of which have been abandoned to more fully focus on the development of environmental technologies.

In particular, in late 2006, the Company commenced operations in the bottled energy drink and oxygenated water industry as OC Energy Drink.  The Company has discontinued investing in its energy drink line in order to focus its resources on the development of its sustainable environmental technologies and licensing its various technologies. Thus, the OC Energy Drink operations are reflected as discontinued operations since the fourth quarter of 2009.

RESULTS OF OPERATIONS FOR THE THREE AND SIX-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009.

The following table summarizes the results of continuing operations and balance sheet amounts of the Company for the periods and dates shown:

	Three Months Ended September 30, 2010	Six Months Ended September 30, 2010
INCOME STATEMENT DATA
Loss from operations	$(499,357)	$(332,405)
Net loss from continuing operations	$(499,357)	$(332,405)
Net loss	$(499,726)	$(332,774)
Net loss per weighted average common share	$(0.00)	$(0.00)

	As of	As of
	September 30, 2010	March 31, 2010
BALANCE SHEET DATA
Total assets	$3,094,585	$1,884,600
Total liabilities	$5,151,033	$183,083
Stockholders' equity (deficit)	$(2,056,448)	$1,701,517

TOTAL OPERATING EXPENSES

	Three Months Ended September 30, 2010	Six Months Ended September 30, 2010
Total Operating Expenses	$458,310	$572,309

Total operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, depreciation and amortization, legal expense, information systems expense, and product marketing and sales expense.

DISCONTINUED OPERATIONS

	Three Months Ended September 30, 2010	Six Months Ended September 30, 2010
Discontinued Operations	$(369)	$(369)

The Company realized a loss from discontinued operations for the quarter ended September 30, 2010 due relatively low administrative expenses.

 LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business. The report of our independent auditors contains an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern as a result of recurring losses and negative cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary if we are unable to continue as a going concern.  With the acquisition of the Blue Bench DIW, management plans to address this ongoing concern by raising additional capital for the operation of the Company and settlement of liabilities through positive cash flows from the Pro Water and raising additional capital through either debt or equity transaction. In addition, management is currently evaluating options for refinancing the DIW for an increased period of three to five years. The refinancing of DIW will allow management to utilize current cash flow to effectively pay down existing debt and provide the necessary capital for future growth.

As shown in the accompanying financial statements, during the quarter ended September 30, 2010, the Company incurred an operating loss from continuing operations before income taxes of $332,405. As of September 30, 2010, the Company had a working capital deficit of $4,269,796. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company’s principal sources of liquidity consist of cash and cash equivalents and the issuance of equity and/or debt securities. In addition to funding operations, the Company’s principal short-term and long-term liquidity needs have been, and are expected to be, the debt service requirements of its notes payable, capital expenditures and general corporate expense expenses. Due to the acquisition of Pro Water by SETCORP, management plans on raising additional capital for the operation of Pro Water and settlement of SETCORP liabilities through positive cash flows from the Company and raising additional capital through either debt or equity transaction. Management is currently working to complete stage three of the Blue Bench redesign in which is expected to increase revenue by allowing Pro Water to resale frack water back to customers. In addition, management is currently evaluating options for refinancing the DIW for an increased period of three to five years.  The refinancing of DIW will allow management to utilize current cash flow to effectively pay down existing debt and provide the necessary capital for future growth. There is no assurance that the proceeds from future financings will be sufficient to generate required cash flows. As of September 30, 2010, the Company had cash and cash equivalents of $203,180 and liabilities outstanding of $5,151,033.

The Company believes that its existing sources of liquidity, along with cash expected to be generated from the issuance of debt and equity securities, will be sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements through December 31, 2010. The future of the Company is dependent upon its ability to obtain equity and/or debt financing and ultimately achieving profitable operations from the development of its business segments. During the quarter ended September 30, 2010, the Company funded operations through equity and debt offerings. Currently, the Company does not have any commitments or assurances for additional capital.  In order to fund capital expenditures or increase working capital above the current plan, or complete any acquisitions, the Company may seek to obtain additional debt or equity financing. However, the Company cannot provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations.

OPERATING ACTIVITIES

Cash provided by operating activities during the six months ended September 30, 2010 were $308,802.  The primary use of operating cash was to pay consultants and salaries and wages. This was the result of a net loss of $332,774 offset by non-cash and non-operating items (depreciation, stock-based compensation, change in fair value of warrant liability, stock issued for services, and interest expense from the amortization of debt discounts) totaling $571,209 and net changes in current assets and liabilities of $70,367.

INVESTING ACTIVITIES

Cash used in investing activities during the six months ended September 30, 2010 were $675,856. The primary investing activity was purchase of fixed assets related to the DIW of $711,896, offset by cash provided by the reverse acquisition of $36,040.

FINANCING ACTIVITIES

Financing cash flows during the six months ended September 30, 2010, amounted to $289,334 and consisted $142,500 of proceeds from sale of common stock, $150,000 of contributed capital, and payment on a note payable of $3,166.

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

The methods, estimates, and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined “critical accounting policies” as those accounting policies that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates relate to the fair value of warrant liabilities.  We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 2, “Summary of Significant Accounting Policies” in the notes to our reviewed financial statements appearing elsewhere in this quarterly report and our annual audited financial statements appearing on Form 10-K and Pro Water, LLC audit filed on Form 8-K/A on November 22, 2010. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available, and actual results may differ significantly from these estimates.

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

Based on the foregoing evaluation, the Company has concluded that there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  The Company continues to have material weaknesses in its internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In connection with lawsuit brought by Yates Petroleum ("Yates") against the Company in the District Court of Johnson County, Wyoming (Case no. CV-2008-0102), as discussed in the Company's prior SEC filings, including its Annual Report on Form 10-K for the fiscal year ended March 31, 2010, on August 2, 2010, Yates' motion to continue hearing on summary judgment was denied, and the Company's motion for alternative dispute resolution was granted. As of November 8, 2010, mediation has been completed and the Company is awaiting the final agreement.

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

Sustainable Environmental Technologies Corporation

Signature	Title	Date

/s/ Robert Glaser
Robert Glaser	Chief Executive Officer	November 22, 2010

/s/ Cynthia Glaser
Cynthia Glaser	Principal Accounting Officer	November 22, 2010