Form 10-Q
period 2010-12-31
Sustainable Environmental Technologies Corp
filed 2011-02-15
CIK 932136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number: 000-254888

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION
(formerly RG Global Lifestyles, Inc.)

(Exact Name of issuer as specified in its charter)

California	33-0230641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2377 W Foothill, Suite 18, Upland, CA	91786
(Address of principal executive offices)	(Zip Code)

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

As of February 14, 2011, there were 218,824,436 shares of the Registrant’s common stock issued and outstanding.

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets –December 31, 2010 and March 31, 2010	F-1

	Consolidated Statements of Operations For the Three and Nine Months ended December 31, 2010 and the Period from October 1, 2009 (Inception) to December 31, 2009	F-2

	Consolidated Statement of Stockholders’ Equity (Deficit) for the Nine Months ended December 31, 2010	F-3

	Consolidated Statements of Cash Flows For the Nine Months ended December 31, 2010 and the Period from October 1, 2009 (Inception) to December 31, 2009	F-4

	Notes to Consolidated Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	6

Item 4.	Controls and Procedures	6

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	[Removed and Reserved]	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

SIGNATURES		24

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION
(formerly RG Global Lifestyles, Inc.)
CONSOLIDATED BALANCE SHEETS

	As of December 31, 2010	As of March 31, 2010
Assets (Note 1)	(unaudited)
Current assets:
Cash and cash equivalents	$80,309	$281,310
Accounts receivable, net	348,575	213,780
Prepaids and other current assets	49,708	7,395
Current assets of discontinued operations	3,503	-
Total current assets	482,095	502,485

Property and equipment, net	2,004,367	1,128,327
Other assets	40,231	-
Investment, at cost	376,440	-
Intangible assets, net	166,160	187,600
Goodwill	66,188	66,188

Total Assets	$3,135,481	$1,884,600

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$724,632	$132,108
Accrued salaries and wages and related party consulting fees	385,597	14,324
Accrued liabilities	451,947	23,585
State income taxes payable	76,112	-
Convertible note payable, net discount of $17,340	322,104	-
Notes payable	574,904	3,166
Current liabilities of discontinued operations	228,422	-
Total current liabilities	2,763,718	173,183

Convertible notes payable, long-term, net discount of $336,327	1,424,229	-
Note payable, long-term	83,481	-
Warrant liability	251,690	-
Asset retirement obligation	9,900	9,900
Total liabilities	4,533,018	183,083

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 4,582,827 issued at December 31, 2010 and March 31, 2010, none outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; at December 31, 2010 and March 31, 2010, 214,914,436 and 33,333,333 issued; 214,599,436 and 33,333,333 outstanding, respectively	214,599	33,333
Additional paid-in capital	2,961,648	1,696,667
Accumulated deficit	(4,573,784)	(28,483)
Total stockholders' equity (deficit)	(1,397,537)	1,701,517

Total Liabilities and Stockholders' Equity (Deficit)	$3,135,481	$1,884,600

The accompanying notes are an integral part of these financial statements.

 SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION
(formerly RG Global Lifestyles, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Nine Months Ended December 31, 2010	October 1, 2009 (Inception) to December 31, 2009
Revenues:
Water processing	$597,117	$192,264	$1,689,591	$192,264
Reclaimed oil	76,870	42,818	76,870	42,818
Total revenues	673,987	235,082	1,766,461	235,082
Cost of revenues:
Water processing	102,751	71,772	433,569	71,772
Reclaimed oil	116,595	113,575	116,595	113,575
Total cost of revenues	219,346	185,347	550,164	185,347

Gross profit	454,641	49,735	1,216,297	49,735

Operating expenses:
General and administrative	432,732	100,201	1,005,039	100,201
Research and development	53,782	-	53,782	-
Total operating expenses	486,514	100,201	1,058,821	100,201

Operating income (loss)	(31,873)	(50,466)	157,476	(50,466)
Other income (expense):
Interest income	15	-	47	-
Interest expense	(241,864)	(110)	(662,635)	(110)
Change in fair value of derivative liability	(1,909)	-	(106,990)	-
Gain on settlement of payables and accrued liabilities	10,167	-	14,234	-
Total other expense	(233,591)	(110)	(755,344)	(110)

Net loss before provision for income taxes	(265,464)	(50,576)	(597,868)	(50,576)

Provision for income taxes	(33,689)	-	(33,689)	-

Net loss from continuing operations	(299,153)	(50,576)	(631,557)	(50,576)

Net loss from discontinued operations	(30,000)	-	(30,369)	-
Net loss	$(329,153)	$(50,576)	$(661,926)	$(50,576)

Net loss per share:
Basic - continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic - discontinued operations	$(0.00)	$-	$(0.00)	$-

Diluted - continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted - discontinued operations	$(0.00)	$-	$(0.00)	$-

Weighted average shares - basic	195,102,967	33,333,333	146,845,453	33,333,333
Weighted average shares - diluted	195,102,967	33,333,333	146,845,453	33,333,333

The accompanying notes are an integral part of these financial statements.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION
(formerly RG Global Lifestyles, Inc.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid- in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances - March 31, 2010 as adjusted (Note 1)	-	$-	33,333,333	$33,333	$1,696,667	$(28,483)	$1,701,517
Contributed capital	-	-	-	-	150,000	-	150,000
Convertible note payable issued in connection with Pro Water acquisition, including discount of $400,000 for beneficial conversion feature	-	-	-	-	(1,600,000)	-	(1,600,000)
Stock issued for conversion of convertible notes payable	-	-	31,000,000	31,000	794,000	-	825,000
Reverse acquisition of SETCORP	-	-	106,982,899	106,983	-	(3,883,375)	(3,776,392)
Stock issued for cash	-	-	6,320,000	6,320	184,180	-	190,500
Common stock issued to related parties for accrued wages and consulting fees	-	-	33,192,500	33,192	862,573	-	895,765
Common stock issued for services	-	-	595,704	596	12,449	-	13,045
Common stock issued in connection with asset acquisition/cost basis investment	-	-	2,000,000	2,000	98,000	-	100,000
FMV of warrants issued in connection with asset acquisition/cost basis investment	-	-	-	-	233,599	-	233,599
Common stock issued for settlement of accounts payable and accrued liabilities	-	-	1,175,000	1,175	437,600	-	438,775
Stock-based compensation	-	-	-	-	92,580	-	92,580
Net loss	-	-	-	-	-	(661,926)	(661,926)
Balances – December 31, 2010	-	$-	214,599,436	$214,599	$2,961,648	$(4,573,784)	$(1,397,537)

The accompanying notes are an integral part of these financial statements.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION
(formerly RG Global Lifestyles, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended December 31, 2010	For the Period from October 1, 2009 (Inception) to December 31, 2009
Cash flows from operating activities:
Net loss	$(661,926)	$(50,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts related to beneficial conversion features and warrants	584,951	-
Loss on divestiture of asset held for sale	30,000	-
Settlement of accounts payable and accrued liabilities treated as contributed capital	400,000	-
Change in fair value of derivative liabilities	106,990	-
Depreciation and amortization	63,047	20,388
Stock-based compensation	92,580	-
Change in operating assets and liabilities:
Accounts receivable	(134,122)	(84,842)
Prepaid expenses	(63,158)	(4,380)
Accounts payable	(110,716)	179,530
Accrued liabilities	70,016	14,870
Income taxes payable	(1,110)	-
Net cash provided by operating activities	376,552	74,990

Cash flows from investing activities:
Purchase of fixed assets	(826,945)	(253,308)
Cash provided by reverse acquisition	36,040	-
Net cash used in investing activities	(790,905)	(253,308)

Cash flows from financing activities:
Proceeds from sale of common stock	190,500	-
Contributed capital	150,000	435,000
Payments on related party convertible note payable	(100,000)	-
Payments on notes payable	(26,738)	-
Net cash provided by financing activities	213,762	435,000

Net increase (decrease) in cash	(200,591)	256,682
Cash of discontinued operations	(410)	-
Cash - beginning of period	281,310	-
Cash - ending of period	$80,309	$256,682

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing and financing activities:
Asset retirement obligation	$-	$9,900
Assets contributed by member	$-	$950,000
Issuance of common stock in settlement of accounts payable and accrued liabilities	$1,347,585	$-
Issuance of convertible note in connection with Pro Water acquisition	$2,000,000	$-
Issuance of convertible note, common stock, and warrants for cost investment	$376,440	$-
Issuance of common stock in connection with convertible debt and accrued interest	$825,000	$-
Fair value of beneficial conversion feature recorded on Pro Water note	$400,000	$-
Purchase of equipment with note payable	$66,035	$-

The accompanying notes are an integral part of these financial statements.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION
(formerly RG Global Lifestyles, Inc.)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Organization, History and Significant Accounting Policies and Procedures

Organization and History

SET Corp.

SET Corp. is a company dedicated to responsible resource utilization through  the strategic balance of Environmental, Societal and Economic growth. Headquartered in Southern California, SET Corp is setting the standard for responsible principles of Sustainable Development. These steadfast values are evident through patented technologies and strategic acquisitions, which solve environmental issues with an economic advantage.

Current and future services include, and are expected to include, and are expected to include, innovative technologies, water and produced water engineering, construction and construction management, operation and maintenance services, and equipment manufacturing for industrial and municipal sectors; all of which limit their customer’ environmental impact while conserving valuable and diminishing resources that are essential to future generations. Areas of expertise include sustainable technologies specializing in water treatment and distribution, wastewater collection, treatment, and disposal/reclamation associated with coal-bed mining (CBM) and other energy producing industries, including petroleum and natural gas. With strategic partnerships, through prominent global manufacturers and distributors, SET Corp has access to a worldwide sales and distribution network.(See below for the acquisition of Pro WaterLLC (“Pro Water”) on July 7, 2010”)

On July 7, 2010 (the “Effective Date”), Sustainable Environmental Technologies Corporation (the “Company” or “SETCORP”) entered into an agreement to acquire Pro Water, LLC (“Pro Water”), a Utah limited liability company (formerly a Colorado limited liability company) with its sole equity member Metropolitan Real Estate LLC (the “Member), a New York limited liability company. Pro Water owns and operates an injection well disposal refinery (“DIW”) in Duchesne, Utah, which recommenced operations on October 1, 2009 (“Inception”).  Under the terms of the Agreement, the Company acquired 100% of the equity of Pro Water from its sole member, and Pro Water will become a wholly-owned subsidiary of the Registrant in exchange for the payment of 20,000,000 shares of the Company’s restricted common stock, a secured convertible promissory note payable quarterly over the period of one year from the closing date in the amount of $2.0 million, with an interest rate of 5% and a conversion feature at the option of the holder into shares of the Company’s common stock at a price of $0.10 per share, and the assumption of Pro Water debts.  The note is secured by all the assets of Pro Water and the wastewater treatment facility owned by SETCORP. Metropolitan Real Estate LLC is an entity controlled by Horst Franz Geicke, a significant shareholder of the Company.

On July 12, 2010, the terms of the acquisition were amended whereby the number of shares of common stock paid for Pro Water was increased to 33,333,333 (from 20,000,000), and the conversion rate of the $2,000,000 related secured convertible promissory note, which previously all converted at $0.10 at the option of the holder, such amended to so that $1,600,000 of the note may be converted at $0.20 per share and $400,000 may be converted at $0.025 per share.  The convertible note is due based on the following: $100,000 paid on or before September 30, 2010, $200,000 paid on or before December 31, 2010, $200,000 paid on or before March 31, 2011 and the remaining amount of $1,500,000 with unpaid interest on or before June 30, 2011. The $100,000 payment due in September 2010 was paid in October 2010. On January 14, 2011, the terms of the convertible note were amended. See Note 8 for additional information regarding the note.

The acquisition of Pro Water was accounted for as a reverse acquisition in accordance with Accounting Standards Codification (“ASC”) 805 Business Combinations. The Company determined for accounting and reporting purposes that Pro Water is the acquirer because of the significant holdings and influence of the control group of Pro Water before and after the acquisition. As a result of the transaction the Pro Water control group owns in excess of 44% of issued and outstanding common stock of SETCORP on a diluted basis.  In addition, in connection with the acquisition certain members of management were required to sign voting agreements whereby the control group of Pro Water was allowed to determine how the votes held by these individuals would be cast. With these agreements in place, the control group of Pro Water controlled approximately 11% and 58% of the common stock of the Company on a diluted basis before and after the acquisition, respectively. The control group of Pro Water has the ability to elect or appoint or to remove a majority of the members of the governing body of the Company due to the significant holdings of the Company’s common stock The control group of Pro Water has significant influence on the organization as they have provided funding for operations of SETCORP prior to the acquisition in an attempt to settle debts prior to the reverse acquisition. In addition, the Pro Water control group initially had a $2.0 million note payable, currently $1,880,000, in which additional influence can be subjected. In addition, Pro Water is significantly larger than SETCORP in terms of assets and operations. Additionally, the future operations of Pro Water will be the Company intended primary operations and more indicative of the operations of the consolidated entity on a go forward basis.

Accordingly, the assets and liabilities of Pro Water are reported at historical costs and the historical results of Pro Water will be reflected in this and future SETCORP filings as a change in reporting entity.  The assets and liabilities of SETCORP will be reported at fair value on the date of acquisition, and results of operations will be reported from the date of acquisition.  The assets and liabilities of SETCORP were reported at their carrying values, which approximated fair value, and no goodwill was recorded. The results of SETCORP have been included in the accompanying consolidated financial statements from the Effective Date. The following is a schedule of SETCORP’s assets and liabilities at the Effective Date:

Assets:
Cash and cash equivalents	$35,630
Prepaid expenses and other current assets	9,827
Current assets of discontinued operations	3,503
Property and equipment	24,667
Other assets	10,231
Assets of discontinued operations, long term	30,000
Total Assets	113,858

Liabilities:
Accounts payable	747,023
Accrued liabilities	1,149,763
State income taxes payable	77,223
Notes payable	455,500
Current liabilities of discontinued operations	230,738
Accounts payable, long term	11,883
Accrued liabilities, long term	684,879
Convertible notes payable, long term	388,541
Warrant liability	144,700
Total Liabilities	3,890,250

Net liabilities in excess of assets	$(3,776,392)

Since Pro Water recommenced operations on Inception due to the change in reporting entity, there are no reportable periods in 2009 to compare to those periods reported herein for 2010.  The excess liabilities assumed were accounted for as a deemed distribution through a charge to the Company’s accumulated deficit.

The following unaudited pro forma information was prepared as if the acquisition had taken place at the beginning of the period for the nine month periods ended December 31, 2010 and 2009:
	Combined
Revenue	$1,766,461	$235,082
Net loss from continuing operations	(1,036,608)	(948,428)
Net loss	$(1,064,102)	$(874,258)
Net per share:
Basic - continuing operations	$(0.01)	$(0.01)
Diluted - continuing operations	$(0.01)	$(0.01)

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements and notes thereto for SETCORP for the year ended March 31, 2010 included in SETCORP's annual report on Form 10-K and the Pro Water audited financial statements included on Form 8-K filed on November 22, 2010. The Company follows the same accounting policies in the preparation of interim reports.  The financial statements for the three and nine months ended December 31, 2010, are not necessarily indicative of the results expected for the full year.

In addition, no the prior comparable periods of operations are limited due to the commencement of Pro Water on Inception and due to the change in reporting entity.

Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Pro Water, SET IP Holdings LLC, after elimination of all material inter-company accounts and transactions. OC Energy and balances related to the wastewater treatment plant are classified as discontinued operations.

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the valuation of derivatives, equity instruments such as options and warrants, and provision for income taxes. Actual results could differ from those estimates.

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010 and March 31, 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaids, accounts payable, accrued liabilities, notes payable, and convertible notes payable. Fair values for these items were assumed to approximate carrying values because of their short term in nature or they are payable on demand.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at December 31, 2010:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$80,309	$-	$-	$80,309
Total assets measured at fair value	$80,309	$-	$-	$80,309

Liabilities
Derivative instruments	$-	$251,690	$-	$251,690
Total liabilities measured at fair value	$-	$251,690	$-	$251,690

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

Customer
During the nine months ended December 31, 2010, the Company had one (1) customer that accounted for approximately 90% of its revenue and 91% of its accounts receivable at December 31, 2010. During the period from October 1, 2009 (Inception) to December 31, 2009, the Company had three (3) customers that accounted for approximately 87% of its revenue. The loss of these customers would have a significant impact on the Company’s financial results.

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

Property and Equipment
Property and equipment are recorded at cost and depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The estimated lives of property and equipment are as follows:

Injection well	20 years
Machinery and equipment	Five to ten years
Buildings	25 years
Land	not depreciated

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

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent management's best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized is permanent and may not be restored. At December 31, 2010, the Company has not recognized any impairment of long-lived assets.

Investment
The Company accounts for their investment in World Environmental Solutions Pty (“WES”) using the cost method due to the limited ownership and influence on the entity. Under the cost method, the investment was recorded at cost at the time of purchase. The Company does not adjust this investment unless the investment is considered impaired or there are liquidating dividends, both of which reduce the investment account. The aggregate carrying amount of our cost-method investment at December 31, 2010 was $376,440, representing a 12% ownership in WES. The Company reviews the carrying value of this investment at each balance sheet date. During the three and nine months ended December 31, 2010, the Company has not recognized any losses related to our cost-method investment in World Environmental Solutions Pty. At December 31, 2010, the Company determined that the fair value of the World Environmental Solutions Pty investment exceeded its carrying value.

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

The Company’s policy provides for annual evaluation of goodwill on the first day of the fourth fiscal quarter and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the operating segment level by comparing the segments' net carrying value, including goodwill, to the fair value of the segment. The fair values of our segments are estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the segment exceeds its fair value, goodwill is potentially impaired and a second test would be performed to measure the amount of impairment loss, if any. All goodwill is associated with the Pro Water segment. At December 31, 2010, the Company has determined that the fair value of the Pro Water segment is substantially in excess of the carrying value.

Revenue Recognition
The Company generates revenues from its deep injection water disposal well. Customers are charged on a per barrel rate for the water in which the Company disposes. Revenue is recorded when the water is disposed assuming all the revenue recognition criteria stated below are satisfied. In connection with the water disposal, the Company reclaims oil which is suspended within the water. Periodically, the Company sells this reclaimed oil to third parties and revenue is recognized upon sale assuming all the revenue recognition criteria stated below are satisfied. The Company records revenue when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the prices for the services performed and the collectability of those amounts.  In addition, the Company extends credit to customers in which have shown the ability to pay for the services. At times the Company extends credit to new customers; however, such is not done until the Company is satisfied through references, evidence of financial soundness, etc. Provisions for allowances are performed periodically and estimates for uncollectable amounts are recorded as necessary based on management’s estimates.

Cost of Revenues
Costs of revenues include costs related to revenue recognized; such costs represent labor, depreciation and amortization, equipment rental, supplies, utilities, repair and maintenance.

General and Administrative Expenses
General and administrative expenses include management and administrative personnel costs; corporate office costs; accounting fees, legal expense, information systems expense, and product marketing and sales expense.

Research and Development Expenses
Research and development expenses consist of expenses related to its MultiGen technology, which is still in its preliminary stages and of which its future benefits are uncertain.

Net Loss Per Share
Net loss per share is provided in accordance with ASC 260 Earnings per Share. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period, after giving effect to dilutive common stock equivalents, such as stock options, warrants and convertible debt. The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive for the three and nine months ended December 31, 2010:

	Three Months Ended December 31, 2010	Nine Months Ended December 31, 2010
Common stock options	2,250,000	1,409,836
Common stock warrants	-	-
Convertible notes	23,371,429	23,371,429
	25,621,429	24,781,265

"Exhibit B" There were no dilutive securities outstanding for the period from October 1, 2009 (Inception) to December 31, 2009.

Note 3 - Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, during the quarter ended December 31, 2010, the Company incurred an operating loss from continuing operations before income taxes of $265,464. As of December 31, 2010, the Company had a working capital deficit of $2,281,623. These conditions raise substantial doubt about the Company's ability to continue as a going concern.   With the acquisition of the DIW, management plans to address this ongoing concern by raising additional capital for the operation of the Company and settlement of liabilities through positive cash flows from the Pro Water segment and raising additional capital through either debt or equity transaction. In addition, subsequent to December 31, 2010, management re-negotiated the payment terms of the note payable to Pro Water, see Note 8 for additional information. The refinancing of DIW will allow management to utilize current cash flow to effectively pay down other debts and provide the necessary capital for future growth.

The future of the Company is dependent upon its ability to obtain equity and/or debt financing and ultimately achieving profitable operations from the development of its business segments. During the quarter ended December 31, 2010, the Company funded operations through cash flows from Pro Water’s operations and sales of equity instruments. Currently, the Company does not have any commitments or assurances for additional capital. The Company is currently attempting to settle debts and payables outstanding through negotiations. During the nine months ended December 31, 2010, the Company settled payables and accrued liabilities of approximately $1,385,000. Subsequent to quarter end the Company, settled payables and accrued liabilities of approximately $47,000. There can be no assurance that the revenue from future expected contracts or operations from current business will be sufficient enough for the Company to achieve profitability in its operations, and it is possible that additional equity or debt financing may be required to for the Company to continue as a going concern.

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

See Note 2 for disclosure of tangible asset lives. The customer relationships are being amortized over the period of seven years from the Effective Date. The goodwill is not subject to amortization. During the nine months ended December 31, 2010, the Company recorded amortization expense related to the customer relationships of $21,440. Goodwill represents expected synergies from the merger of operations. These synergies include a full management team and a formalized corporate organizational structure to expand the operations.  In addition, there were limited intangible assets in which did not qualify for separate recognition, such as an established workforce, but the effects on the financial statements are immaterial.

The following unaudited pro forma results of operations were prepared as if the acquisition had taken place at the beginning of the respective period for the three months ended December 31, 2010 and 2009, and the nine months ended December 31, 2010 are as follows:
	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Nine Months Ended December 31, 2010	October 1, 2009 (Inception to December 31, 2009)
Revenue	$673,987	$235,082	$1,766,461	$235,082
Gross profit	$454,641	$49,735	$1,216,297	$49,735

Comparable financial information is not available for the nine months ended December 31, 2009 due to commencement of operations on October 1, 2009. In addition, all revenues presented within these financial statements were generated from the DIW.

Investment, at Cost

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

As of December 31, 2010, the Company has accounted for the transaction as a cost investment in WES on the accompanying balance sheet. The Company is currently evaluating how the purchase price should be allocated between the elements of the transaction including but not limited to their investment in WES and the patents purchased, if any. The adjustment, if any, will not have a significant impact on the Company’s financial statements as all elements are expected to be considered long term assets. In addition, since the transaction is being accounted for as an investment/asset acquisition the contingent compensation will be accounted for when triggered.

Note 5 – Property and Equipment

Property and equipment as of December 31, 2010 and March 31, 2010 consisted of the following:

	December 31, 2010	March 31, 2010
	(unaudited)
Injection well	$613,976	$613,976
Machinery and equipment	1,373,004	482,945
Buildings	7,500	7,500
Land	51,000	51,000
Office equipment, computer software, and furniture and fixtures	27,588	-
Accumulated depreciation	(68,701)	(27,094)
Total	$2,004,367	$1,128,327

During the nine months ended December 31, 2010 and the period from October 1, 2009 (Inception) to December 31, 2009, the Company recorded depreciation expense of $41,607 and $13,188, respectively.

 Note 6 – Discontinued Operations

The financial results of the Company discontinued operations which consist of OC Energy and the wastewater plant from the period of acquisition through December 31, 2010 are as follows:

	Nine Months Ended December 31, 2010	Three Months Ended December 31, 2010
	(unaudited)	(unaudited)
Product sales	$-	$-
Water treatment royalties	-	-
Income taxes	-	-
Loss from discontinued operations after income taxes	$(30,369)	$(30,000)

The following is the combined condensed balance sheets of OC Energy and the wastewater treatment plant as of December 31, 2010:

December 31, 2010
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$410
Other current assets	3,093
Total current assets	$3,503

Liabilities
Current liabilities:
Accounts payable	$29,585
Accrued expenses	198,837
Total liabilities	$228,422

Management believes there are no contingent liabilities related to discontinued operations.

Note 7 – Certain Balance Sheet Elements

Accrued Liabilities

At December 31, 2010 and March 31, 2010, the Company had accrued liabilities as follows:

	December 31, 2010	March 31, 2010
	(unaudited)
Accrued interest	$228,949	$-
Royalty payable	44,054	16,548
Other	178,944	7,037
Total	$451,947	$23,585

Note 8 – Notes Payable

Note Payable to Vendor

On the Effective Date, the Company assumed a promissory note to a vendor in settlement of $410,500 in accounts payable. The vendor manufactured and installed the Company’s discontinued water treatment facility.  The note bears interest at 10% per annum with a one-time default penalty of 10% of the principal balance, and is secured by the Company’s Interceptor Plant contract and the equipment that was manufactured by the vendor.   The Company is currently in default on this note.   In addition, the Company has accrued interest and penalties of $158,667 at December 31, 2010.

MOU Note Payable

On the Effective Date, the Company assumed a promissory note of $45,000 in connection with a memorandum of understanding to purchase SETCORPS’ discontinued water treatment plant.   The note bears interest at 10% with a default rate of 18%.   As of December 31, 2010, the note is in default and interest is being accrued at the default rate.

Convertible Notes Payable to Horst Geicke and Related Entities

On the Effective Date, the Company assumed various convertible note agreements with an accredited investor and shareholder for proceeds totaling $775,000 and accrued interest of $50,000.   In addition at the Effective Date, a discount on the convertible debt remained of $381,459. On July 7, 2010, the holder converted the note and accrued interest into 31,000,000 shares of the Company’s common stock. Upon conversion the Company, recorded the remaining discount to interest expense. In addition, all accrued interest of $50,000, was forgiven, and treated as a capital contribution due to the related party nature of the transaction as such recorded to additional paid in capital.

Convertible Note Payable to WES

On August 27, 2010, in connection with the Agreement, the Company issued a convertible promissory note to WES in the amount of $200,000, without interest or maturity, convertible into Company common stock at a rate of $0.35 per share. The convertible note payable is payable at the Company’s discretion. The note is secured by the Technology. On the date of issuance, no beneficial conversion feature was present. The Company determined that they would pay the note in approximately 15 years. Thus, the Company recorded a discount of 11% in the amount of $157,159 against the notes. The discount will be amortized to interest expense over the period of estimated maturity. During the nine months ended December 31, 2010, the Company recorded interest expense of $3,429 and the note had an unamortized discount of $153,667. See Note 4 for information regarding the Transaction with WES.

Equipment Loan

In June 2010, the Company entered into a note payable agreement with an equipment provider for a machine in the amount of $38,745. The note bears interest at 7.25% per annum and is payable in 24 equal installments of $1,739, with the first installment due in July 2010. As of December 31, 2010, the amount due on this loan was $29,463.

Convertible Note Payable to Metropolitan Real Estate LLC

As discussed in Note 1, on July 7, 2010, the Company entered into an agreement to acquire Pro Water. In connection with the acquisition, the member of Pro Water received a $2.0 million secured convertible promissory note payable over the period of one year from the closing date, incurring interest at 5% annually and a conversion feature at the option of the holder into shares of the Company’s common stock at a price of $0.10 per share.  The note is secured by all the assets of Pro Water.  No beneficial conversion feature was recorded in connection with the note as the conversion price represented the closing price of the Company’s common stock on the date of the agreement. In addition, the Company recorded the $2,000,000 convertible note as a reduction to additional paid-in capital as it was deemed to be a return of capital initially contributed to Pro Water by the member.

On July 12, 2010, the terms of the acquisition were amended whereby the conversion rate of the $2,000,000 related secured convertible promissory note, which previously all converted at $0.10 at the option of the holder, such amended to so that $1,600,000 of the note may be converted at $0.20 per share and $400,000 may be converted at $0.025 per share.  The convertible note is due based on the following: $100,000 paid on or before September 30, 2010, $200,000 paid on or before December 31, 2010, $200,000 paid on or before March 31, 2011 and the remaining amount of $1,500,000 with unpaid interest on or before June 30, 2011. The $100,000 payment due in September 2010 was paid in October 2010.  On July 12, 2010, since the conversion price of $0.025 related to $400,000 was significantly less than the fair value of the Company’s common stock per the closing market price, a beneficial conversion feature was present. The Company valued the beneficial conversion feature as of the date of the amended agreement in the amount of $696,000, and recorded the maximum discount allowed of $400,000 against the note. The discount is being amortized over the term of the note using the straight line method due to the relatively short maturity of the note. The amortization of the discount was approximately $200,000 during the nine months ended December 31, 2010. As of December 31, 2010, the unamortized discount is approximately $200,000.

As of September 30, 2010, the Company had not accounted for the beneficial conversion feature on the note and related amortization. The following is a schedule detailing the differences as of September 30, 2010 and for the three and six month period then ended if the beneficial conversion feature had been accounted for. There was no impact on the loss per share for both periods presented.

	As Filed	Difference	If Adjusted
	September 30, 2010	September 30, 2010	September 30, 2010
Convertible notes payable	$2,000,000	$(300,000)	$1,700,000
Additional paid-in capital	$1,977,318	$400,000	$2,377,318

	As Filed Three months ended September 30, 2010	Adjustment	If Adjusted Three months ended September 30, 2010	As Filed Six months ended September 30, 2010	Adjustment	If Adjusted Six months ended September 30, 2010
Interest expense	$(420,107)	$(100,000)	$(520,107)	$(420,107)	$(100,000)	$(520,107)
Net loss	$(499,726)	$(100,000)	$(599,726)	$(332,774)	$(100,000)	$(432,774)

On January 14, 2011, the terms of the convertible note were amended. As of the date of the amendment, the unpaid principal amount was $1,880,000. Under the terms of the new agreement, the term of the note was extended to five years and all accrued interest was forgiven. The Company is to make 60 monthly payments of $35,478 commencing January 2011 and concluding December 2015. All other terms, including conversion and interest rates remained the same. The Company is currently determining the accounting impact for the change in the terms of the note. However, the Company expects to account for the change in terms of the debt as an extinguishment of the debt due to the significant change in the repayment period. Thus, the existing discount will be removed and a new discount, assuming a beneficial conversion feature exists, will be recorded. In addition, due to the extension of the payment terms, the Company has reflected $1,540,556 as long term on the accompany financial statements which represents amounts due in excess of one year per the payment schedule from the December 31, 2010 balance sheet date. In addition, at December 31, 2010, the $200,000 discount in which was present at December 31, 2010 on the note was allocated between short and long term based on the pro-rata balances of the gross principle amount of which $17,340 has been allocated to short term with the remaining $182,660 allocated to long term.

Note Payable to Vendor for Settlement of Accrued Liability

See Note 11 for note payable to vendor for settlement of accrued liability.

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

Common Stock Issued For Cash

During the nine months ended December 31, 2010, the Company received proceeds totaling $190,500 resulting in the issuance of 6,320,000 shares of common stock.

Common Stock to be Issued

As of December 31, 2010, proceeds of $25,000 remain for future issuances of common stock. The proceeds have been recorded as accrued liabilities, as to date the required common shares have not been issued.

Common Stock Issued to Related Parties for Accrued Liabilities

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

In December 2010, the Company issued 1,442,500 shares of its common stock valued at $51,690 to various individuals on behalf of Grant King, the Company’s former Chief Executive Officer and Director in exchange for the conversion of $51,690 of unpaid, accrued and other compensations due to Mr. King.

On October 26, 2010, the Company reached a settlement with Catalyx Fluid Solutions, Inc. and all its partners, including Juzer Jangbarwala, the Company’s formerly a company director. Accrued liabilities and accounts payable of 478,407 were settled for 50,000 in cash payments and 875,000 shares of common stock valued at $28,875 on the date of issuance. The Company accounted for the excess amount forgiven of $400,000 as contributed capital recorded within additional paid-in capital due to the related party nature of the transaction.

Common Stock Issued for Services

On July 7, 2010, the Company issued 500,000 shares of its common stock as compensation for past legal services of $9,887 to a third party consultant which offset amounts payable to the consultant.

On December 15, 2010, the Company issued 95,704 shares of its common stock valued at $3,158 as compensation for past consulting services of $3,158 to a third party consultant which offset amounts payable to the consultant.

Common Stock Issued to Settle Accounts Payable and Accrued Liabilities

On November 1, 2010, the Company reached a settlement with a vendor. Accrued liabilities and accounts payable of $16,514 and $10,000, respectively, were settled for $7,465 in cash payments and 300,000 shares of common stock valued at $9,900. The shares of common stock were issued on December 15, 2010. As a result, a gain on settlement of $9,149 was recorded.

Common Stock Issued to Settle Notes Payable

See Note 8 for Convertible Notes Payable converted in to common stock.

Agreement with Grant King

On December 31, 2010, the Company entered into a twenty-four (24) month agreement with Grant King, former Chief Executive Officer and Director of the Company. Under the agreement, the Company agreed to issue a total of 8,000,000 shares of common stock in 2,000,000 increments every six months, payable at the beginning of each six-month period. On the date of the agreement, the Company valued the 8,000,000 shares at $400,000 based upon the closing market price of the Company’s common stock.  The value of the shares will be expensed over the two year service period. On January 5, 2011, the Company issued the first 2,000,000 shares of common stock pursuant to the consulting agreement.

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

On the Effective Date, the Company granted 6,000,000 stock options to various employees and consultants with an exercise price of $0.025 per share. The options vest over one year. Compensation expense for this issuance recorded during the nine months ended December 31, 2010 was $92,580 and is included in general and administrative expense on the accompanying statement of operations. As of December 31, 2010, future compensation expense is approximately $92,580 and will be expensed over approximately 0.5 years.

These stock options do not trade in an active securities market, and as such, we estimate the fair value of these options using the Black-Scholes option pricing model using the following assumptions:

Annual dividend yield
Expected life in years	3.0
Risk-free interest rate	0.64%
Expected volatility	248%

The following is a summary of activity of outstanding stock option activity for the nine months ended December 31, 2010:

Number
of Shares
Balance, March 31, 2010	-
Options granted	9,603,955
Options exercised	-
Options cancelled or forfeited	(300,000)

Balance, December 31, 2010	9,303,955

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

Warrants

On the Effective Date, the Company assumed 5,641,024 of the predecessor entity’s issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. Currently, these warrants have an exercise price of $0.78 and expire in May of 2013; however, these warrants have exercise price reset features in the event the Company issues common stock below the exercise price of the warrants.  During the nine months ended December 31, 2010, the Company recorded an expense of $1,909 for the change in fair value of the warrant liability. As of December 31, 2010, the warrant liability was $251,690.

All future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

December 31,
2010
Annual dividend yield	-
Expected life in years	2.42
Risk-free interest rate	0.82%
Expected volatility	277%

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

The following is a summary of activity of outstanding common stock warrants for the nine months ended December 31, 2010:

Number
Of Shares

Balance, March 31, 2010	-
Warrants granted	21,846,464
Warrants exercised	-
Warrants cancelled or forfeited	(1,313,939)
Balance, December 31, 2010	20,532,525

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

On November 30, 2010, the Company reached an agreement, via mutually agreed upon arbitration, regarding its lawsuit with YPC. The Company reached an agreement whereby it will soley be responsible for the removal of the effluent pond and has also agreed to pay $175,000 of the original $236,306 over 24 months with an interest rate of 10% per annum. The initial payment of $8,000 was due in and paid in December 2010, with 23 monthly payments of $8,009 thereafter. The accrued liability recorded at $236,306 will be reduced when the Company completes the terms of the agreement and is relieved of the liability. The $236,306 was money YPC paid out during the original construction of the plant and was to be repaid to them at the completion of construction. In addition to these monies SET was responsible for the complete removal and remediation of the ponds, buildings and remediate the land to its original condition, prior to the plant construction. This is currently estimated to be $200,000 and is recorded in the accompanying balance sheet within discontinued operations. The company is currently obtains additionals quotes regardings the removal of the effinent po  and does not expect th lability to be material by different then the amount recorded. The influent pond and all of the remaining structures and related remediation will now be the responsibility of YPC. The plant was classified as assets held for sale in the balance sheet of discontinued operations in the amount of $30,000. No gain will be recorded until the Company completes the terms of the agreement and is relieved of the liabilities. The Company is current on the payments and terms of the agreement.

 Note 12 – Segment Information

The Company reports information about operating segments, as well as disclosures about products and services and major customers. Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance. Management has determined that the water disposal operations of DIW (“Pro Water”) and the operations of SETCORP should be disclosed separately as management reviews financial statements for these entities separately and makes decisions independently of the other entities included within the Company’s financial statements. All intercompany transactions between the reportable segments are eliminated upon consolidation of the Company. At December 31, 2010, the Pro Water segment is the only revenue producing segment, see revenue recognition policy for how revenues are recorded. The Company operates in one geographic area.

The Company evaluates the performance of its segments based on net income (loss) from continuing operations. Certain income and charges are not allocated to segments in the Company’s management reports because they are not considered in evaluating the segments’ operating performance. The following is a summary of information about profit or loss and assets required by ASC 280-10-50:

	Three Months Ended December 31, 2010			Three Months Ended December 31, 2009
	Pro Water	SETCORP	Total	Pro Water	SETCORP	Total
Revenues	$673,987	$-	$673,987	$235,082	$-	$235,082
Cost of revenues	219,346	-	219,346	185,347	-	185,347

Gross profit	454,641	-	454,641	49,735	-	49,735
Operating expenses:
General and administrative	119,914	312,818	432,732	100,201	-	100,201
Research and development	-	53,782	53,782	-	-	-
Total operating expenses	119,914	366,600	486,514	100,201	-	100,201

Operating income (loss)	334,727	(366,600)	(31,873)	(50,466)	-	(50,466)
Other income (expense):
Interest income	15	-	15	-	-	-
Interest expense	(225,641)	(16,223)	(241,864)	(110)	-	(110)
Change in fair value of derivative liability	-	(1,909)	(1,909)	-	-	-
Gain on settlement of payables and accrued liabilities	-	10,167	10,167	-	-	-
Total other expense	(225,626)	(7,965)	(233,591)	(110)	-	(110)

Net income (loss) before provision for income taxes	109,101	(374,565)	(265,464)	(50,576)	-	(50,576)
Provision for income taxes	(33,689)	-	(33,689)	-	-	-

Net income (loss) from continuing operations	75,412	(374,565)	(299,153)	(50,576)	-	(50,576)
Net loss from discontinued operations			(30,000)			-
Net loss			$(329,153)			$(50,576)

	Nine Months Ended December 31, 2010			October 1, 2009 (Inception) to December 31, 2009
	Pro Water	SETCORP	Total	Pro Water	SETCORP	Total
Revenues	$1,766,461	$-	$1,766,461	$235,082	$-	$235,082
Cost of revenues	550,164	-	550,164	185,347	-	185,347

Gross profit	1,216,297	-	1,216,297	49,735	-	49,735
Operating expenses:
General and administrative	340,471	664,568	1,005,039	100,201	-	100,201
Research and development	-	53,782	53,782	-	-	-
Total operating expenses	340,471	718,350	1,058,821	100,201	-	100,201

Operating income (loss)	875,826	(718,350)	157,476	(50,466)	-	(50,466)
Other income (expense):
Interest income	30	17	47	-	-	-
Interest expense	(252,124)	(410,511)	(662,635)	(110)	-	(110)
Change in fair value of derivative liability	-	(106,990)	(106,990)	-	-	-
Gain on settlement of payables and accrued liabilities	-	14,234	14,234	-	-	-
Total other expense	(252,094)	(503,250)	(755,344)	(110)	-	(110)
				-	-	-
Net income (loss) before provision for income taxes	623,732	(1,221,600)	(597,868)	(50,576)	-	(50,576)
Provision for income taxes	(33,689)	-	(33,689)	-	-	-
				-	-	-
Net income (loss) from continuing operations	590,043	(1,221,600)	(631,557)	(50,576)	-	(50,576)
Net loss from discontinued operations			(30,369)			-
Net loss			$(661,926)			$(50,576)

The geographic location of the injection well is a direct factor with relation to the radius of customer’s wells that can be economically serviced. While there are several key factors to obtaining new business, the ratio of available business per customer is based solely on the number of wells the customer has within the serviceable radius of the injection well.  As new gas wells are developed within the serviceable radius of the well, the ratio of customers to percentage of business will decrease.  Until new wells are developed the expected customer to business ratio are not expected to change. During the nine months ended December 31, 2010, the Company had one (1) customer that accounted for approximately 90% of its revenue and 91% of its accounts receivable. During the period from October 1, 2009 (Inception) to December 31, 2009, the Company had three (3) customers that accounted for approximately 87% of its revenue and four (4) customers accounted for 89% of its accounts receivable.  The loss of these customers would have a significant impact on the Company’s financial results.

As of December 31, 2010, primarily all of the assets, with the exception of the SETCORP’s cost investment in WES of $376,440 and assets of discontinued operations of $3,503, were within the Pro Water segment. All assets were located with the United States.

Note 13 – Subsequent Events

On January 5, 2011, the Company’s issued 2,000,000 shares of common stock to Grant King in accordance with Consulting Agreement as outlined in Note 9.

On January 13, 2011, the Company’s Board of Directors approved the issuance of 2,125,000 shares of common stock valued at $106,250 to various officers and consultants of the Company as discretionary compensation bonuses.

See Note 8 for amendment regarding amendment of Convertible Note Payable to the former member of Pro Water.

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

With the acquisition of Pro Water, by SET Corp, management plans on utilizing the positive cash flow in addition to raising capital for the operation of the Company and settlement of liabilities. This additional capital will be raised through either debt or equity transactions. Management is currently working to complete stage three of the DIW redesign, which is expected to increase revenue by allowing Pro Water to resale frack water back to customers.

On January 14, 2011, the terms of the convertible note were amended. As of the date of the amendment, the parties agreed the unpaid amount including accrued interest was $1,880,000. The amended terms recognize $1,880,000 as the principal and increased the term from one year to five years. The Company is to make 60 monthly payments of $35,478 commencing January 2011? The Company is currently determining the accounting treatment for the amendment.

Sustainable Environmental Technologies Corporation

On July 29, 2010, the Company changed its name to Sustainable Environmental Technologies Corporation (“SET Corp”).

SET Corp.

SET Corp is a company dedicated to responsible resource utilization through the strategic balance of Environmental, Societal and Economic growth. Headquartered in Southern California, SET Corp is setting the standard for responsible principles of Sustainable Development.  These steadfast values are evident through patented technologies and strategic acquisitions, which solve environmental issues with an economic advantage.

Current and future services include, and are expected to include, innovative technologies, water and produced water engineering, construction and construction management, operation and maintenance services, and equipment manufacturing for industrial and municipal sectors; all of which limit their customer’s environmental impact while conserving valuable and diminishing resources that are essential to future generations. Areas of expertise include sustainable technologies specializing in water treatment and distribution, wastewater collection, treatment, and disposal/reclamation associated with coal-bed mining (CBM) and other energy producing industries, including petroleum and natural gas. With strategic partnerships, through prominent global manufacturers and distributors, SET Corp has access to a worldwide sales and distribution network. (See below for the acquisition of Pro Water LLC (“Pro Water”) on July 7, 2010)

Pro Water Injection Well

On July 7, 2010, the Company acquired Pro Water LLC and its Blue bench Deep Injection Well "DIW". Pro Water owns and operates an injection well disposal refinery in Duchesne, Utah.  The Company acquired Pro Water to expand its water processing services. Through Pro Water’s DIW, it has established a customer base that is currently generating positive monthly cash flows.  Furthermore since January of this year, business at the DIW has steadily increased as local governments increase regulations and restrictions for disposing produced water. The DIW’s will remain one of the few, if not the only, available methods for disposing produced water in the near future.

The DIW resides on two five-acre parcels. With the exception of a few outlying buildings, the DIW has been completely redesigned to increase the capacity for production and allow the DIW to operate during the winter months. With the completion of the upgrades and automation, the redesigned DIW is capable of handling over 7,000 barrels per day of produced water.  Efficiency and automation designs allow the DIW to operate with minimal labor while achieving maximum production results. The DIW serves as a show piece, as it is the most modern and innovative injection well in the state of Utah.  Plans are being prepared for a research and development laboratory.  Pro Water will utilize this laboratory to efficiently test, develop and implement its technologies.  This steady stream of produced water, from various customers allows the development and testing of technologies without the disadvantages of relying on single third party producers, which negatively affected the operations of the Wyoming plant.

While there are several key factors to obtaining new business, the ratio of available business per customer is based solely on the number of wells the customer has within the serviceable radius of the injection well.  As new gas wells are developed within the serviceable radius of the well, the ratio of customers to percentage of business will decrease.

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

MultiGen Technology

MultiGen combines a number of highly efficient, reliable, low emission and commercially proven propriety technologies with its own patent-pending water making technology. This unique integrated solution includes an air to water maker, air-cooled absorption chiller(s), natural gas turbine, and heat exchanger, together with a gas compressor, pump, exhaust ducting and controls.  There is also an option to add an automatic power controller that supplies the right amount of voltage and current to the loads to function optimally.

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

System components can be easily configured and scaled to meet a specific set of requirements. Some of these may include capturing evaporating air from a cooling tower and reusing the water or disposing of an existing gas boiler and replacing it by using MultiGen’s waste exhaust to heat the water. Produced cool air can also be used to support existing air conditioning systems or air condition areas such as machinery rooms or lift wells. Excess water generated and not used could be stored for later use while generated electricity can reduce the amount of grid electricity required, or excess amounts can be fed back to the grid if available and permitted by the local energy retailer.

MultiGen systems offer considerable financial and environmental benefits resulting from unique water generation and superior energy saving capabilities. Consequently, a significant reduction of a facility’s carbon footprint is achieved increasing green ratings, asset values, and providing a buffer to the imminent emissions trading scheme.  This technology is unique as it makes water, it is cleaner and more efficient than competing solutions, and has applications in new and existing office buildings and complexes, supermarkets, data centers, telecommunications facilities, hospitals, schools, cluster housing such as retirement villages, tourist resorts, mining camps, agricultural meat production and remote communities.  Basically anywhere there is a requirement for many functions emanating from a single reliable, efficient and clean power source. MultiGen fuel can be natural gas, biogas, propane etc.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2010 AND 2009

Due to the Company commencing operations on October 1, 2009 (Inception), the results for the period from October 1, 2009 (Inception) to December 31, 2009 are the same as the results of operations for the three months ended December 31, 2009.

The following table summarizes the results of continuing operations amounts of the Company for the periods and dates shown:

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Nine Months Ended December 31, 2010	October 1, 2009 (Inception) to December 31, 2009
Combined Statement of Operations Data:
Revenue	$673,987	$235,082	$1,766,461	$235,082
Cost of revenue	219,346	185,347	550,164	185,347
Operating expenses	486,514	100,201	1,058,821	100,201
Operating income (loss)	(31,873)	(50,466)	157,476	(50,466)
Other expense	(233,591)	(110)	(755,344)	(110)
Loss from continuing operations	(299,153)	(50,576)	(631,557)	(50,576)
Net loss	$(329,153)	$(50,576)	$(661,926)	$(50,576)
Net loss per weighted average common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Revenues increased $438,905 or 187%, for the three months ended December 31, 2010 compared to the corresponding period of the prior year. This increase resulted from a 34% increase in revenue from its major customer that accounted for 90% of revenue compared to 56% for the corresponding prior period. The increase in revenue is due to the complete redesign and upgrade of the DIW and management’s decision to implement temporary receiving facilities during the redesign process.  By guaranteeing customers that they would receive uninterrupted service, the temporary receiving facilities allowed management to secure customers several months in advance of the upgrade completions.  Furthermore by providing customers with exceptional customer service and competitive pricing that does not fluctuate significantly, management has created a marketing edge that separates the DIW from that of local competition.  Due to improvements made subsequent to the prior comparable period, the injection well is automated and fully winterized.  The injection well not only has additional capacity but its increased efficiency for processing produced water, allows four trucks to simultaneously unload.  This greatly reduces wait times and ultimately results in the Company and our customers saving both time and money.

Cost of revenue increased $33,999 or 18%, for the three months ended December 31, 2010 compared to the corresponding period of the prior year. As a percentage of revenues, cost of revenue was 33% compared to 79% in the prior year period. Items included within cost of revenues represent labor, depreciation and amortization, equipment rental, supplies, utilities, repair and maintenance. Principal factors contributing to the increase in cost of revenue included additional depreciation due to improvements made to the injection well subsequent to the prior comparable period and an increase in variable expenditures such as utilities due to the increased barrels produced. Payroll related costs are primarily fixed due to the minimal staffing required to monitor the facility and thus do not fluctuate significantly from period to period.

Total operating expenses increased $386,313 or 386% for the three months ended December 31, 2010 compared to the corresponding period of the prior year due to the increased operations and the addition of SET Corp since the acquisition. Operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, depreciation and amortization, legal expense, information systems expense, product marketing, sales expense and research and development expenses.  Increases expenditures included approximately 46,000 for stock based compensation, $74,000 in professional fees, 55,000 in salaries and wages, 86,000 in consulting agreements, and general corporate expenditures for SET Corp for rent, utilities, etc in which were not present in the previous comparable period. In addition, research and development expenses of approximately $53,000 in 2010 represented costs incurred in our development of MultiGen system.

Total other expense increased $233,481 or 212,255% for the three months ended December 31, 2010 compared to the corresponding prior period due to an increase in financing activities and debt settlement negotiations. Other income (expense) includes interest income, interest expense, change in fair value of derivative liability, and gain on settlement of payables and accrued liabilities. The increase during the current period was primarily related to $200,000 of amortization expense related to the beneficial conversion feature recorded in connection with the $2.0 million note payable to the former shareholder of Pro Water.

"Exhibit A"
LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business. The report of our independent auditors contains an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern as a result of recurring losses and negative cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary if we are unable to continue as a going concern.  With the acquisition of the DIW, management plans to address this ongoing concern by raising additional capital for the operation of the Company and settlement of liabilities through positive cash flows from Pro Water and raising additional capital through either debt or equity transaction. In addition, subsequent to quarter end management refinanced the DIW for an increased period of five years. The refinancing of DIW will allow management to utilize current cash flow to effectively pay down existing debt and provide the necessary capital for future growth.

As shown in the accompanying financial statements, during the quarter ended December 31, 2010, the Company incurred an operating loss from continuing operations before income taxes of $265,464. As of December 31, 2010, the Company had a working capital deficit of $2,281,623. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company’s principal sources of liquidity consist of cash and cash equivalents and the issuance of equity and/or debt securities. In addition to funding operations, the Company’s principal short-term and long-term liquidity needs have been, and are expected to be, the debt service requirements of its notes payable, capital expenditures and general corporate expense expenses. Due to the acquisition of Pro Water by SETCORP, management plans on raising additional capital for the operation of Pro Water and settlement of SETCORP liabilities through positive cash flows from the Company and raising additional capital through either debt or equity transaction. Management is currently working to complete stage three of the DIW redesign in which is expected to increase revenue by allowing Pro Water to resale frack water back to customers. In addition, management refinanced the DIW from one year to an increased period of five years.  The refinancing of DIW will allow management to utilize current cash flow to effectively pay down existing debt and provide the necessary capital for future growth. There is no assurance that the proceeds from future financings will be sufficient to generate required cash flows. As of December 31, 2010, the Company had cash and cash equivalents of $80,309 and liabilities outstanding of $4,533,018.

The Company believes that its existing sources of liquidity, along with cash expected to be generated from the issuance of debt and equity securities, will be sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements through March 31, 2011. The future of the Company is dependent upon its ability to obtain equity and/or debt financing and ultimately achieving profitable operations from the development of its business segments. During the quarter ended December 31, 2010, the Company funded operations through the operations of the DIW, and through equity and debt offerings. Currently, the Company does not have any commitments or assurances for additional capital.  In order to fund capital expenditures or increase working capital above the current plan, or complete any acquisitions, the Company may seek to obtain additional debt or equity financing. However, the Company cannot provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations.

OPERATING ACTIVITIES

Cash provided by operating activities during the nine months ended December 31, 2010 and 2009 were $376,552 and $74,990, respectively.  In 2010, this was the result of a net loss of $661,926 offset by non-cash and non-operating items (depreciation, stock-based compensation, change in fair value of warrant liability, stock issued for services, and interest expense from the amortization of debt discounts) totaling $1,277,568 and net usage of current assets and liabilities of $239,090. In 2010, the usage of cash was primarily due to the increase in our operations which caused assets such as accounts receivable and prepaids to increase. In addition, we have made an effort to decrease our accounts payable. In 2009, the increase in cash is directly related to the Company extending payments on accounts payable to preserve capital.

INVESTING ACTIVITIES

Cash used in investing activities during the nine months ended December 31, 2010 and 2009 were $790,905 and $253,308, respectively. In 2010 and 2009, the primary investing activity was purchase of fixed assets related to the injection well of $826,945 and $235,308, offset by cash provided by the reverse acquisition of $36,040 in 2010. Significant expenditures were made by the Company to automate, winterize and add additional stations to the injection well for increased production.

FINANCING ACTIVITIES

Financing cash flows during the nine months ended December 31, 2010, amounted to $213,762 and consisted $190,500 of proceeds from sale of common stock, $150,000 of contributed capital, payment on a related party convertible note payable of $100,000, and payment note payables of $26,738. The Company used the proceeds to fund operations and make improvements to the DIW. In addition, payments made were in accordance with agreements in place. In the comparable 2009 period, financing cash flows consisted of capital contributions of $435,000. These contributions were necessary to fund operations and make improvements to the DIW.

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

Based on the foregoing evaluation, the Company has concluded that there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  The Company continues to have material weaknesses in its internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In connection with cross complaint brought by Yates Petroleum ("Yates") against the Company in the District Court of Johnson County, Wyoming (Case no. CV-2008-0102), as discussed in the Company's prior SEC filings, including its Annual Report on Form 10-K for the fiscal year ended March 31, 2010, on August 2, 2010, Yates' motion to continue hearing on summary judgment was denied, and the Company's motion for alternative dispute resolution was granted.   As of November 30, 2010 an agreement, via arbitration, was reached.  The $236,306 was money YPC paid during the original construction of the plant that was to be repaid to them at the completion of construction. In addition to these monies SET was responsible for the complete removal and remediation of the ponds, buildings and land to its original condition prior to the plant construction.  The agreement dated November 30, 2010 requires that SET Corp pay $175,000 at 10% interest for a 24 month period and remove and remediate the effluent pond. The influent pond and all of the remaining structures and their remediation will be the responsibility of YPC. The asset had a carrying cost of $30,000 that was recorded in discontinued operations.

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

Sustainable Environmental Technologies Corporation

Signature	Title	Date

/s/ Robert Glaser
Robert Glaser	Chief Executive Officer	February 14, 2011

/s/ Cynthia Glaser
Cynthia Glaser	Principal Accounting Officer	February 14, 2011