Form 10-Q/A
period 2010-12-31
Sustainable Environmental Technologies Corp
filed 2011-02-17
CIK 932136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1.

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

Issuer’s telephone number: (801) 810-9888

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed to correct a draft copy that was filed by our edgarizer without the company's direction or approval. This version includes the required officer certifications and corrects formatting and disclosure items which were not present in the working draft.

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1

	Consolidated Balance Sheets – December 31, 2010 and March 31, 2010	F-1

	Consolidated Statements of Operations For the Three and Nine Months ended December 31, 2010 and the Period from October 1, 2009 (Inception) to December 31, 2009	F-2

	Consolidated Statement of Stockholders’ Equity (Deficit) for the Nine Months ended December 31, 2010	F-3

	Consolidated Statements of Cash Flows For the Nine Months ended December 31, 2010 and the Period from October 1, 2009 (Inception) to December 31, 2009	F-4

	Notes to Consolidated Financial Statements	F-5 - F-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	6

Item 4.	Controls and Procedures	6

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3.	Defaults Upon Senior Securities	8

Item 4.	[Removed and Reserved]	8

Item 5.	Other Information	8

Item 6.	Exhibits	8

SIGNATURES		9

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
(formerly RG Global Lifestyles, Inc.)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Organization, History and Significant Accounting Policies and Procedures

Organization and History

SET Corp.

SET Corp is a company dedicated to responsible resource utilization through the strategic balance of Environmental, Societal and Economic growth. Headquartered in Southern California, SET Corp is setting the standard for responsible principles of Sustainable Development.  These steadfast values are evident through patented technologies and strategic acquisitions, which solve environmental issues with an economic advantage. Set Corp limits their customer’s environmental impact while conserving valuable and diminishing resources that are essential to future generations.

Current and future services include, and are expected to include innovative echo-technologies that provide patented treatment, recovery, reclamation and re-injection services for produced water (associated with the oil and gas industry) and complete sustainable energy solutions that that bridge the gap between existing energy inefficient buildings and the sustainable development and design needs of tomorrow.

In addition to these areas of expertise SET Corp provides customized services that include design, construction management, operation and maintenance services, and equipment manufacturing for industrial and municipal sectors.  With strategic partnerships, through prominent global manufacturers and distributors, SET Corp has access to a worldwide sales and distribution network.

On July 7, 2010 (the “Effective Date”), Sustainable Environmental Technologies Corporation (the “Company” or “SETCORP”) entered into an agreement to acquire Pro Water, LLC (“Pro Water”), a Utah limited liability company (formerly a Colorado limited liability company) with its sole equity member Metropolitan Real Estate LLC (the “Member), a New York limited liability company. Pro Water owns and operates an injection well disposal refinery (“DIW”) in Duchesne, Utah; the operation's were assumed by the Member on October 1, 2009 (“Inception”).  Under the terms of the Agreement, the Company acquired 100% of the equity of Pro Water from its sole member, and Pro Water will become a wholly-owned subsidiary of the Registrant in exchange for the payment of 20,000,000 shares of the Company’s restricted common stock, a secured convertible promissory note payable quarterly over the period of one year from the closing date in the amount of $2.0 million, with an interest rate of 5% and a conversion feature at the option of the holder into shares of the Company’s common stock at a price of $0.10 per share, and the assumption of Pro Water debts.  The note is secured by all the assets of Pro Water and the wastewater treatment facility owned by SETCORP. Metropolitan Real Estate LLC is an entity controlled by Horst Franz Geicke, a significant shareholder of the Company.

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

In the third quarter of 2010 SET Corp, through World Environmental Solutions Pty Ltd, launched the MultiGen in Australasia.  Preliminary response has exceeded expectations and the first unit will be shipped to Australia next month.  This model represents the first in a line of units that is able to produce water from the air, while overcoming the excessive energy demands of previous models.

MultiGen provides numerous eco-tech solutions that bridge the gap between existing energy inefficient buildings and the sustainable development and design needs of tomorrow.  By providing a complete sustainable solution, each MultiGen is able to provide 65kWh of electricity, up to 2,000 liters of water per day and provide supplemental air conditioning and heating.  MultiGen is able to produce energy at half the price of the grid, while saving up to 400 tons of carbon each year.  With an average ROI of 20 years for solar, MultiGen has an ROI of 5 years and is 78% more efficient than a comparable solar panel installation.
The acquisition of Pro Water was accounted for as a reverse acquisition in accordance with Accounting Standards Codification (“ASC”) 805 Business Combinations. The Company determined for accounting and reporting purposes that Pro Water is the acquirer because of the significant holdings and influence of the control group of Pro Water before and after the acquisition. As a result of the transaction the Pro Water control group owns in excess of 44% of issued and outstanding common stock of SETCORP on a diluted basis.  In addition, in connection with the acquisition certain members of management were required to sign voting agreements.  As of January, these voting agreements expired. The control group of Pro Water could elect or appoint or to remove a majority of the members of the governing body of the Company due to the significant holdings of the Company’s common stock. The control group of Pro Water could have influence on the organization as they have provided funding for operations of SETCORP, prior to the acquisition, in an attempt to settle debts prior to the reverse acquisition. In addition, the Pro Water control group initially had a $2.0 million note payable, currently $1,880,000, in which additional influence can be subjected.  In addition, Pro Water is significantly larger than SETCORP in terms of assets and operations. Additionally, the future operations of Pro Water will be the Company intended primary operations and more indicative of the operations of the consolidated entity on a go forward basis.

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

Since Pro Water assumed operations on Inception due to the change in reporting entity, there are no reportable periods in 2009 to compare to those periods reported herein for 2010.  The excess liabilities assumed were accounted for as a deemed distribution through a charge to the Company’s accumulated deficit.

The following unaudited pro forma information was prepared as if the acquisition had taken place at the beginning of the period for the nine month periods ended December 31, 2010 and 2009:
	Pro-Foma Combined
	Nine Months Ended December 31, 2010	Nine Months Ended December 31, 2009
Revenue	$1,766,461	$235,082
Net loss from continuing operations	(1,036,608)	(948,428)
Net loss	$(1,064,102)	$(874,258)
Net loss per share:
Basic - continuing operations	$(0.01)	$(0.01)
Diluted - continuing operations	$(0.01)	$(0.01)

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

In addition, the prior comparable periods of operations are limited due to the commencement of Pro Water on Inception and due to the change in reporting entity.

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

Customer

The geographic location of the injection well is a direct factor with relation to the radius of customer’s wells that can be economically serviced. While there are several key factors to obtaining new business, the ratio of available business per customer is based solely on the number of wells the customer has within the serviceable radius of the injection well. As new gas wells are developed within the serviceable radius of the well, the ratio of customers to percentage of business will decrease. Until new wells are developed the expected customer to business ratio are not expected to change. During the nine months ended December 31, 2010, the Company had one (1) customer that accounted for approximately 90% of its revenue and 91% of its accounts receivable at December 31, 2010. During the period from October1, 2009 (Inception) to December 31, 2009, the Company had three (3) customers that accounted for approximately 87% of its revenue. The loss of these customers would have a significant impact on the Company’s financial results.

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

The Company excluded 3,303,955 options and 20,532,525 warrants from the calculation for the three and nine month periods ended December 31, 2010 as the exercise prices were in excess of the average closing price of the Company’s common stock for the those periods. There were no dilutive securities outstanding for the period from October 1, 2009 (Inception) to December 31, 2009.

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

Note 6 – Discontinued Operations

The financial results of the Company discontinued operations which consist of OC Energy and the wastewater plant from the period of acquisition through December 31, 2010 are as follows:

	Three Months Ended December 31, 2010	Nine Months Ended December 31, 2010
	(unaudited)	(unaudited)
Product sales	$-	$-
Water treatment royalties	-	-
Income taxes	-	-
Loss from discontinued operations after income taxes	$(30,000)	$(30,369)

The following is the combined condensed balance sheets of OC Energy and the wastewater treatment plant as of December 31, 2010:

December 31, 2010
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$410
Other current assets	3,093
Total current assets	$3,503

Liabilities
Current liabilities:
Accounts payable	$29,585
Accrued expenses	198,837
Total liabilities	$228,422

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

On October 26, 2010, the Company reached a settlement with Catalyx Fluid Solutions, Inc. and all its partners, including Juzer Jangbarwala, the Company’s formerly a company director. Accrued liabilities and accounts payable of $478,407 were settled for $50,000 in cash payments and 875,000 shares of common stock valued at $28,875 on the date of issuance. The Company accounted for the excess amount forgiven of $400,000 as contributed capital recorded within additional paid-in capital due to the related party nature of the transaction.

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

Agreement with Grant King

On December 31, 2010, the Company entered into a twenty-four (24) month consulting agreement with Grant King, former Officer and Director of the Company. Under the agreement, the Company agreed to issue a total of 8,000,000 shares of common stock in 2,000,000 increments every six months, payable at the beginning of each six-month period. On the date of the agreement, the Company valued the 8,000,000 shares at $400,000 based upon the closing market price of the Company’s common stock.  The value of the shares will be expensed over the two year service period. On January 5, 2011, the Company issued the first 2,000,000 shares of common stock pursuant to the consulting agreement.

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

On November 30, 2010, the Company reached an agreement, via mutually agreed upon arbitration, regarding its lawsuit with YPC. The Company reached an agreement whereby it will soley be responsible for the removal of the effluent pond and has also agreed to pay $175,000 of the original $236,306 over 24 months with an interest rate of 10% per annum. The initial payment of $8,000 was due in and paid in December 2010, with 23 monthly payments of $8,009 thereafter. The accrued liability recorded at $236,306 will be reduced when the Company completes the terms of the agreement and is relieved of the liability. The $236,306 was money YPC paid out during the original construction of the plant and was to be repaid to them at the completion of construction. In addition to these monies SET was responsible for the complete removal and remediation of the ponds, buildings and remediation of the land to its original condition, prior to the plant construction. This is currently estimated to be $200,000 and is recorded in the accompanying balance sheet within discontinued operations. The company is currently obtaining additional quotes regardings the removal of the effluent pond  and does not expect the liability to be mutually different then the amount recorded. The influent pond and all of the remaining structures and related remediation will now be the responsibility of YPC. The plant was classified as assets held for sale in the balance sheet of discontinued operations in the amount of $30,000. No gain will be recorded until the Company completes the terms of the agreement and is relieved of the liabilities. The Company is current on the payments and terms of the agreement.

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

On January 13, 2011, the Company’s Board of Directors approved the issuance of 2,125,000 shares of common stock valued at $106,250 to various officers and consultants of the Company as discretionary compensation bonuses. Compensation bonuses for stock came from the equity bonus plan.

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

Sustainable Environmental Technologies Corporation

On July 29, 2010, the Company changed its name to Sustainable Environmental Technologies Corporation (“SET Corp”).

SET Corp.

SET Corp is a company dedicated to responsible resource utilization through the strategic balance of Environmental, Societal and Economic growth. Headquartered in Southern California, SET Corp is setting the standard for responsible principles of Sustainable Development.  These steadfast values are evident through patented technologies and strategic acquisitions, which solve environmental issues with an economic advantage. Set Corp limits their customer’s environmental impact while conserving valuable and diminishing resources that are essential to future generations.

Current and future services include, and are expected to include innovative echo-technologies that provide patented treatment, recovery, reclamation and re-injection services for produced water (associated with the oil and gas industry) and complete sustainable energy solutions that that bridge the gap between existing energy inefficient buildings and the sustainable development and design needs of tomorrow.

In addition to these areas of expertise SET Corp provides customized services that include design, construction management, operation and maintenance services, and equipment manufacturing for industrial and municipal sectors.  With strategic partnerships, through prominent global manufacturers and distributors, SET Corp has access to a worldwide sales and distribution network.

Pro Water Injection Well

On July 7, 2010, the Company acquired Pro Water LLC and its Blue bench Deep Injection Well (“DIW”). Pro Water owns and operates an injection well disposal refinery in Duchesne, Utah.  The Company acquired Pro Water to expand its water processing services. Through Pro Water’s DIW, it has established a customer base that is currently generating positive monthly cash flows.  Furthermore since January of this year, business at the DIW has steadily increased as local governments increase regulations and restrictions for disposing produced water. The DIW’s will remain one of the few, if not the only, available methods for disposing produced water in the near future.

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

MultiGen provides numerous eco-tech solutions that bridge the gap between existing energy inefficient buildings and the sustainable development and design needs of tomorrow.  By providing a complete sustainable solution, each MultiGen is able to provide 65kWh of electricity, up to 2,000 liters of water per day and provide supplemental air conditioning and heating.  MultiGen is able to produce energy at half the price of the grid, while saving up to 400 tons of carbon each year.  With an average ROI of 20 years for solar, MultiGen has an ROI of 5 years and is 78% more efficient than a comparable solar panel installation.

In the third quarter of 2010 SET Corp, through World Environmental Solutions Pty Ltd, launched the MultiGen in Australasia.  Preliminary response has exceeded expectations and the first unit will be shipped to Australia next month.  This model represents the first in a line of units that is able to produce water from the air, while overcoming the excessive energy demands of previous models.

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

Total operating expenses increased $386,313 or 386% for the three months ended December 31, 2010 compared to the corresponding period of the prior year due to the increased operations and the addition of SET Corp since the acquisition. Operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, depreciation and amortization, legal expense, information systems expense, product marketing, sales expense and research and development expenses.  Increases expenditures included approximately $46,000 for stock based compensation, $74,000 in professional fees, $55,000 in salaries and wages, $86,000 in consulting agreements, and general corporate expenditures for SET Corp for rent, utilities, etc in which were not present in the previous comparable period. In addition, research and development expenses of approximately $53,000 in 2010 represented costs incurred in our development of MultiGen system.

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

Significant expenditures during the nine months ended December 31, 2010 included within other expense related to the amortization of debt discounts on convertible notes payable due to the beneficial conversion features and warrants of approximately $585,000. In addition, significant operating expenditures during the nine months ended December 31, 2010 related to stock compensation expense of approximately $93,000, $143,000 in professional fees, $130,000 in salaries and wages, $280,000 in outside consulting, $53,000 in research and development expenditures.

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

INVESTING ACTIVITIES

Cash used in investing activities during the nine months ended December 31, 2010 and 2009 were $790,905 and $253,308, respectively. In 2010 and 2009, the primary investing activity was purchase of fixed assets related to the injection well of $826,945 and $253,308 offset by cash provided by the reverse acquisition of $36,040 in 2010. Significant expenditures were made by the Company to automate, winterize and add additional stations to the injection well for increased production.

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

See Note 11 under comments and contingencies
Other than the foregoing, the Company is not aware of any litigation, either pending or threatened.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2010, the company sold 1,020,000 unregistered comman shares to six investors for proceed of $48,000. The securities were sold exempt from registration pursuant to Reg-D of the securities act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

None.

Item 5. Other Information

None.

Item 6. Exhibits.

The following Exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Document
10.1	Amendment to Horst Geicke Note
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

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