Form 10-Q/A
period 2010-09-30
Sustainable Environmental Technologies Corp
filed 2011-05-02
CIK 932136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed to account for the beneficial conversion feature on the $2.0 Million Convertible Note Payable to Metropolitan Real Estate LLC and related amortization of the discount. See Note 1 discussing the restatement as of September 30, 2010 and for the three and six month periods then ended accounting for the beneficial conversion feature. There was no impact on the loss per share for both periods presented. In addition, the effects of the error had previously been disclosed within the Company’s quarter report on Form 10-Q for the period ended December 31, 2010.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION
(formerly RG Global Lifestyles, Inc.)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of September 30, 2010	As of March 31, 2010
	(As Restated)
Assets (Note 1)
Current assets:
Cash and cash equivalents	$203,180	$281,310
Accounts receivable	290,838	213,780
Prepaids and other current assets	65,224	7,395
Current assets of discontinued operations	3,503	-
Total current assets	562,745	502,485

Property and equipment, net	1,875,781	1,128,327
Other assets	10,231	-
Cost investment	376,440	-
Intangible assets, net	173,200	187,600
Goodwill	66,188	66,188
Assets of discontinued operations	30,000	-

Total Assets	$3,094,585	$1,884,600

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$916,482	$132,108
Accrued salaries and wages and related party consulting fees	551,717	14,324
Accrued liabilities	609,235	23,585
State income taxes payable	51,123	-
Convertible notes payable , net discount of $300,000	1,700,000	-
Notes payable	474,399	3,166
Current liabilities of discontinued operations	229,585	-
Total current liabilities	4,532,541	173,183

Convertible note payable, long-term	43,714	-
Note payable, long-term	15,097	-
Warrant liability	249,781	-
Asset retirement obligation	9,900	9,900
Total liabilities	4,851,033	183,083

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 4,582,827 issued at September 30, 2010 and March 31, 2010, none outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized at September 30, 2010 and March 31, 2010, 210,866,232 and 33,333,333 issued; 210,551,232 and 33,333,333 outstanding, respectively	210,866	33,333
Additional paid-in capital	2,377,318	1,696,667
Accumulated deficit	(4,344,632)	(28,483)
Total stockholders' equity (deficit)	(1,756,448)	1,701,517

Total Liabilities and Stockholders' Deficit	$3,094,585	$1,884,600

The accompanying notes are an integral part of these financial statements.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION
(formerly RG Global Lifestyles, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30, 2010	Six Months Ended September 30, 2010
	(As Restated)	(As Restated)
Revenues:
Water processing	$646,193	$1,092,474
Reclaimed oil	-	-
Total revenues	646,193	1,092,474
Cost of revenues:
Water processing	166,152	330,818
Reclaimed oil	-	-
Total cost of revenues	166,152	330,818

Gross profit	480,041	761,656

Operating expenses:
General and administrative expense	458,091	572,090
Selling and marketing	219	219
Total operating expenses	458,310	572,309

Operating income	21,731	189,347
Other income (expense):
Interest income	32	32
Interest expense	(520,107)	(520,771)
Change in fair value of derivative liability	(105,081)	(105,081)
Gain on settlement of payables and accrued liabilities	4,068	4,068
Total other expense	(621,088)	(621,752)

Net loss from continuing operations	(599,357)	(432,405)

Net loss from discontinued operations	(369)	(369)
Net loss	$ (599,726)	$ (432,774)

Net loss per share
Basic and diluted – continuing operations	$(0.00)	$(0.00)
Basic and diluted – discontinued operations	$(0.00)	$(0.00)

Weighted average shares	194,130,391	114,171,198

The accompanying notes are an integral part of these financial statements.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION
(formerly RG Global Lifestyles, Inc.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)

	Series A Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit		Total Stockholders' Equity (Deficit)
Balances - March 31, 2010 as adjusted (Note 1)	-	$-	33,333,333	$33,333	$1,696,667		$(28,483)		$1,701,517
Contributed Capital	-	-	-	-	150,000		-		150,000
Convertible note payable issued in connection with Pro Water acquisition	-	-	-	-	(1,600,000)		-		(1,600,000)
Stock issued for conversion of convertible notes payable	-	-	31,000,000	31,000	794,000		-		825,000
Reverse acquisition of SETCORP	-	-	106,982,899	106,983	-		(3,883,375)		(3,776,392)
Stock issued for cash previously committed	-	-	5,300,000	5,300	137,200		-		142,500
Common stock issued to related parties for accrued wages and consulting fees	-	-	31,750,000	31,750	812,175		-		843,925
Common stock issued for services	-	-	500,000	500	9,387		-		9,887
Common stock issued in connection with asset acquisition/cost basis investment	-	-	2,000,000	2,000	98,000		-		100,000
FMV of warrants issued in connection with asset acquisition/cost basis investment	-	-	-	-	233,599		-		233,599
Stock-based compensation	-	-	-	-	46,290		-		46,290
Net loss	-	-	-	-	-		(432,774)		(432,774)
Balances - September 30, 2010 (As restated)	-	$-	210,866,232	$210,866	$2,377,318	$	(4,344,632)	$	(1,756,448)

The accompanying notes are an integral part of these financial statements.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION
(formerly RG Global Lifestyles, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

For the Six Months Ended September 30, 2010
(As Restated)
Cash flows from operating activities:
Net loss	$ (432,774)

Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discounts related to beneficial conversion features and warrants	482,332
Change in fair value of derivative liabilities	105,081
Depreciation and amortization	37,506
Stock-based compensation	46,290
Change in operating assets and liabilities:
Accounts receivable	(76,385)
Prepaid expenses	(48,675)
Accounts payable	39,201
Accrued liabilities	182,325
Income taxes payable	(26,099)
Net cash provided by operating activities	308,802

Cash flows from investing activities:
Purchase of fixed assets	(711,896)
Cash provided by reverse acquisition	36,040
Net cash used in investing activities	(675,856)

Cash flows from financing activities:
Proceeds from sale of common stock	142,500
Contributed capital	150,000
Payments on notes payable	(3,166)
Net cash provided by financing activities	289,334
Net decrease in cash	(77,720)
Cash of discontinued operations	(410)
Cash - beginning of period	281,310
Cash - ending of period	$203,180

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing and financing activities:
Issuance of common stock in settlement of accounts payable and accrued liabilities	$853,812
Issuance of convertible note in connection with Pro Water acquisition	$2,000,000
Issuance of convertible note, common stock, and warrants for cost investment	$376,440
Issuance of common stock in connection with convertible debt and accrued interest	$825,000

The accompanying notes are an integral part of these financial statements.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION
(formerly RG Global Lifestyles, Inc.)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(As Restated)

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

The following unaudited pro forma information was prepared as if the acquisition had taken place at the beginning of the period for the six months ended September 30, 2010:

Pro-Forma Combined
(As Restated)
Revenue	$1,092,474
Net income from discontinued operations, net of tax benefit of $0	2,506
Net loss	$ (83,949)
Net income (loss) per share:
Basic and diluted - continuing operations	$(0.01)
Basic and diluted - discontinued operations	$0.00

Restatement

Convertible Note Payable to Metropolitan Real Estate LLC

As discussed above on July 7, 2010, the Company entered into an agreement to acquire Pro Water. In connection with the acquisition, the member of Pro Water received a $2.0 million secured convertible promissory note payable over the period of one year from the closing date, interest at 5% annually, and a conversion feature at the option of the member into shares of the Company’s common stock at a price of $0.10 per share.  The note is secured by all the assets of Pro Water.  No beneficial conversion feature was recorded in connection with the note as the conversion price represented the closing price of the Company’s common stock on the date of the agreement. In addition, the Company recorded the $2,000,000 convertible note as a reduction to additional paid-in capital as it was deemed to be a return of capital initially contributed to Pro Water by the member.

On July 12, 2010, the terms of the  secured convertible promissory note were amended.  to The $2,000,000 note was amended so that $1,600,000 of the note may be converted at $0.20 per share, and the remaining $400,000 may be converted at $0.025 per share.  The convertible note is due based on the following: $100,000 paid on or before September 30, 2010, $200,000 paid on or before December 31, 2010, $200,000 paid on or before March 31, 2011 and the remaining amount of $1,500,000 with unpaid interest on or before June 30, 2011. The $100,000 payment due in September 2010 was paid in October 2010.  On July 12, 2010, since the conversion price of $0.025 related to $400,000 was significantly less than the fair value of the Company’s common stock per the closing market price, a beneficial conversion feature was present. The Company valued the beneficial conversion feature as of the date of the amended agreement in the amount of $696,000, and recorded the maximum discount allowed of $400,000 against the note. The discount is being amortized over the term of the note using the straight line method due to the relatively short maturity of the note. The amortization of the discount was approximately $100,000 during the six months ended September 30, 2010. As of September 30, 2010, the unamortized discount is approximately $300,000.

Initially, the Company did not account for the beneficial conversion feature on the note and the related amortization of the discount. The following is a schedule detailing the restatement as of September 30, 2010 and for the three and six-month periods then ended, accounting for the beneficial conversion feature. There was no impact on the loss per share for both periods presented. In addition, the effects of such were also disclosed in the Company’s 10-Q for the periods ended December 31, 2010.

As Reported			Adjustment		As Restated
		September 30, 2010		September 30, 2010		September 30, 2010
Total current assets		$562,745		$-		$562,745
Total assets		3,094,585		-		3,094,585
Convertible notes payable		2,000,000		(300,000)		1,700,000
Total current liabilities		4,832,541		(300,000)		4,532,541
Total liabilities		5,151,033		(300,000)		4,851,033
Additional paid-in capital		1,977,318		400,000		2,377,318
Total stockholders' equity (deficit)		$(2,056,448)		$300,000		$(1,756,448)

As Reported			As Restated	As Reported		As Restated
Three months ended			Three months ended	Six months ended		Six months ended
September 30, 2010		Adjustment	September 30, 2010	September 30, 2010	Adjustment	September 30, 2010
Revenues	$646,193	$-	$646,193	$1,092,474	$-	$1,092,474
Interest expense	(420,107)	(100,000)	(520,107)	(420,771)	(100,000)	(520,771)
Net loss	$(499,726)	$(100,000)	$(599,726)	$(332,774)	$(100,000)	$(432,774)

				As Reported		As Restated
				Six months ended		Six months ended
				September 30, 2010	Adjustment	September 30, 2010
Cash flows from operating activities:
Net loss				$(332,774)	$(100,000)	$(432,774)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discounts related to beneficial conversion features and warrants				382,332	100,000	482,332
Net cash provided by operating activities				308,802	-	308,802
Net cash used in investing activities				(675,856)	-	(675,856)
Net cash provided by financing activities				$289,334		$289,334

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

Note 3 – Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, during the six months ended September 30, 2010, the Company incurred an operating loss from continuing operations before income taxes of $ 432,405 . As of September 30, 2010, the Company had a working capital deficit of $ 3,969,796 . These conditions raise substantial doubt about the Company's ability to continue as a going concern.   With the acquisition of the Blue Bench DIW, management plans to address this ongoing concern by raising additional capital for the operation of the Company and settlement of liabilities through positive cash flows from the Pro Water and raising additional capital through either debt or equity transaction. In addition, management is currently evaluating options for refinancing the DIW for an increased period of three to five years. The refinancing of DIW will allow management to utilize current cash flow to effectively pay down existing debt and provide the necessary capital for future growth.

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

See Note 1 for Convertible Note Payable to Metropolitan Real Estate LLC.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009. (As Restated)

The following table summarizes the results of continuing operations and balance sheet amounts of the Company for the periods and dates shown:

	Three Months Ended September 30, 2010		Six Months Ended September 30, 2010
INCOME STATEMENT DATA
Loss from operations	$	(599,357)	$	(432,405)
Total other expense		$(621,088)		$(621,752)
Net loss from continuing operations	$	(599,357)	$	(432,405)
Net loss	$	(599,726)	$	(432,774)
Net loss per weighted average common share		$(0.00)		$(0.00)

	As of	As of
	September 30, 2010	March 31, 2010
BALANCE SHEET DATA
Total assets	$3,094,585	$1,884,600
Total liabilities	$4,851,033	$183,083
Stockholders' equity (deficit)	$ (1,756,448)	$1,701,517

TOTAL OPERATING EXPENSES

	Three Months Ended September 30, 2010	Six Months Ended September 30, 2010
Total Operating Expenses	$458,310	$572,309

Total operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, depreciation and amortization, legal expense, information systems expense, and product marketing and sales expense.

TOTAL OTHER EXPENSE

	Three Months Ended September 30, 2010	Six Months Ended September 30, 2010
Total Other Expense	$621,088	$621,752

Total other expense include interest income, non-cash interest expense related to the amortization of debt discounts in connection with beneficial conversion features, change in fair value of derivative liability, and gain on settlement of payables and accrued liabilities.

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

As shown in the accompanying financial statements, during the six months ended September 30, 2010, the Company incurred an operating loss from continuing operations before income taxes of $ 432,405 . As of September 30, 2010, the Company had a working capital deficit of $ 3,969,796 . These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company’s principal sources of liquidity consist of cash and cash equivalents and the issuance of equity and/or debt securities. In addition to funding operations, the Company’s principal short-term and long-term liquidity needs have been, and are expected to be, the debt service requirements of its notes payable, capital expenditures and general corporate expense expenses. Due to the acquisition of Pro Water by SETCORP, management plans on raising additional capital for the operation of Pro Water and settlement of SETCORP liabilities through positive cash flows from the Company and raising additional capital through either debt or equity transaction. Management is currently working to complete stage three of the Blue Bench redesign in which is expected to increase revenue by allowing Pro Water to resale frack water back to customers. In addition, management is currently evaluating options for refinancing the DIW for an increased period of three to five years.  The refinancing of DIW will allow management to utilize current cash flow to effectively pay down existing debt and provide the necessary capital for future growth. There is no assurance that the proceeds from future financings will be sufficient to generate required cash flows. As of September 30, 2010, the Company had cash and cash equivalents of $203,180 and liabilities outstanding of $ 4,851,033 .

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

OPERATING ACTIVITIES

Cash provided by operating activities during the six months ended September 30, 2010 were $308,802.  The primary use of operating cash was to pay consultants and salaries and wages. This was the result of a net loss of $ 432,774 offset by non-cash and non-operating items (depreciation, stock-based compensation, change in fair value of warrant liability, stock issued for services, and interest expense from the amortization of debt discounts) totaling $ 671,209 and net changes in current assets and liabilities of $70,367.

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

Item 6. Exhibits.

The following Exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q /A Amendment No. 1 :

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

Sustainable Environmental Technologies Corporation

Signature	Title	Date

/s/ Robert Glaser
Robert Glaser	Chief Executive Officer	April 29, 2011

/s/ Cynthia Glaser
Cynthia Glaser	Principal Accounting Officer	April 29, 2011