Form 10-K
period 2011-03-31
Sustainable Environmental Technologies Corp
filed 2011-06-29
CIK 932136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended MARCH 31, 2011

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

Registrant’s telephone number: (801) 810-9888

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 29, 2011 was approximately $13,730,000.

The number of shares outstanding of the issuer’s Common Stock as of June 29, 2011was 219,739,436.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

As used in this Annual Report on Form 10-K, unless the context requires otherwise, "we", "us" or the "Company" or SET Corp. means Sustainable Environmental Technologies Corporation and its divisions and subsidiaries.

PART I

ITEM 1.  BUSINESS

Company History

SET Corp.

Sustainable Environmental Technologies Corporation (the “Company” or “SET Corp”), formerly known as RG Global Lifestyles, Inc., is a company dedicated to responsible resource utilization through the strategic balance of Environmental, Societal and Economic growth. Headquartered in Southern California, SET Corp is setting the standard for responsible principles of Sustainable Development.  These steadfast values are evident through patented technologies and strategic acquisitions, which solve environmental issues with an economic advantage. SET Corp limits their customer’s environmental impact while conserving valuable and diminishing resources that are essential to future generations.

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

On July 7, 2010, SET Corp entered into an agreement (the "Agreement") to acquire Pro Water, LLC (“Pro Water”), a Utah limited liability company, with its sole equity member Metropolitan Real Estate LLC (the “Member), a New York limited liability company. Pro Water owns and operates an injection well disposal refinery (“DIW”) in Duchesne, Utah; the operations were assumed by the Member on October 1, 2009. Under the terms of the Agreement, the Company acquired 100% of the equity of Pro Water from its sole member, and Pro Water became a wholly-owned subsidiary of SET Corp. in exchange for the payment of 20,000,000 shares of SET Corp.’s restricted common stock, a secured convertible promissory note (the "Note") payable quarterly over the period of one year from the closing date in the amount of $2.0 million, with an interest rate of 5%, and a conversion feature at the option of the holder to convert the Note into shares of restricted common stock at a price of $0.10 per share, and the assumption of Pro Water debts.  The Note is secured by all the assets of Pro Water and the wastewater treatment facility owned by SET CORP. Metropolitan Real Estate LLC is an entity controlled by Horst Franz Geicke, a significant shareholder of the Company.

On July 12, 2010, the terms of the Agreement were amended whereby the number of shares of common stock paid for were increased to 33,333,333 (from 20,000,000), and the conversion rate of the $2,000,000 related Note, which previously all converted at $0.10 at the option of the holder, such amended to so that $1,600,000 of the note may be converted at $0.20 per share and $400,000 may be converted at $0.025 per share.  The Note is due based on the following: $100,000 paid on or before September 30, 2010, $200,000 paid on or before December 31, 2010, $200,000 paid on or before March 31, 2011 and the remaining amount of $1,500,000 with unpaid interest on or before June 30, 2011. The $100,000 payment due in September 2010, was paid in October 2010.

On January 14, 2011, the terms of the Note were amended for a second time. As of the date of the amendment, the unpaid principal amount was $1,880,000. Under the terms of the second amendment, the term of the Note was extended for five years and all accrued interest has been forgiven. The Company is to make 60 monthly payments of $35,478 commencing January of 2011 and concluding December of 2015. All other terms, including conversion and interest rates have remained the same. The Company accounted for the change in terms of the debt as an extinguishment of the debt due to the significant change in the repayment period. See Note 8 for additional information regarding the Note.

In the third quarter of 2010, SET Corp, through World Environmental Solutions Pty Ltd, launched MultiGen in Australasia the preliminary response has exceeded expectations and the first unit will be shipped to Australia in July 2011.  This model represents the first in a line of units that is able to produce water from the air, while overcoming the excessive energy demands of previous models of this type of equipment.

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

The acquisition of Pro Water was accounted for as a reverse acquisition in accordance with Accounting Standards Codification (“ASC”) 805 Business Combinations. The Company determined for accounting and reporting purposes that Pro Water was the acquirer because of the significant holdings and influence of the control group of Pro Water before and after the acquisition. As a result of the transaction the Pro Water control group owns in excess of 44% of issued and outstanding common stock of SET Corp on a diluted basis.  In addition, in connection with the acquisition certain members of management were required to sign voting agreements.  As of January 2011, these voting agreements expired. The Control Group of Pro Water could elect or appoint or to remove a majority of the members of the governing body of the Company due to the significant holdings of the Company’s common stock. The Control Group of Pro Water could have influence on the organization as they have provided funding for operations of SET Corp, prior to the acquisition, in an attempt to settle debts prior to the reverse acquisition. In addition, the Pro Water Control Group initially had a $2.0 million note payable, currently balance of approximately $1.8 million at March 31, 2011, in which additional influence can be subjected.  In addition, Pro Water is significantly larger than SET Corp in terms of assets and operations. Additionally, the future operations of Pro Water will be the Company intended primary operations and more indicative of the operations of the consolidated entity on a go forward basis.

Principal Products and Services

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

In addition to these areas, SET Corp provides customized services that include design, construction management, operation and maintenance services, and equipment manufacturing for industrial and municipal sectors.  With strategic partnerships, through prominent global manufacturers and distributors, SET Corp has access to a worldwide sales and distribution network.

Pro Water Injection Well

On July 7, 2010, the Company acquired Pro Water LLC and its Blue Bench Deep Injection Well (“DIW”). In addition, Pro Water owns and operates an injection well disposal refinery in Duchesne, Utah.  The Company acquired Pro Water to expand its water processing services. Through Pro Water’s DIW, it has established a customer base that is currently generating positive monthly cash flows.  Furthermore since January of this year, business at the DIW has steadily increased as local governments increase regulations and restrictions for disposing produced water. The DIW’s will remain one of the few, if not the only, available methods for disposing produced water in the near future.

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

DynIX™ Technology

SET Corp also manufactures plants that utilize its proprietary (DynIX™) wastewater treatment technology, based on an ion-exchange process for the treatment and reclamation of produced water, from the oil and gas industry. The DynIX™ Technology can be used as a pretreatment that allows systems such as RO filtration to work more efficiency or as a standalone system that removes sodium and other pollutants from produced water allowing it to be returned to the environment within local, state and federal environmental compliance regulations. The successful removal of the treated produced water in turn allows energy companies to harvest and sell methane, gas and oil associated with such fields. The Company receives a royalty from the customer for every barrel of water treated and purified.

In April of 2008, we constructed and successfully tested our first plant in Wyoming in connection with an agreement with Yates Petroleum, Inc. This agreement was structured on a “build, own and operate” economic model whereby we provided a “turnkey” plant to Yates Petroleum and charges a royalty per barrel of cleaned wastewater. The Company received a fixed royalty for every barrel of waste water treated and purified and maintained ownership of the equipment under a five year contract.  After unsuccessfully attempting to negotiate a higher royalty rate, the Company decided to shut the plant down until a buyer could be found.  Subsequent to this, Yates Petroleum, Inc. cancelled its agreement with the Company and the plant was ultimately assigned to Yates Petroleum, Inc.

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

MultiGen Technology

On August 27, 2010, the Company entered into a Technology Purchase Agreement with WES, an Australian company, for a 12% investment in WES, the purchase of certain technologies, including all intellectual property rights and pending patents #2008 8237617 and 12/261585, related to water extraction and electricity generation referred to as MultiGen. The Company expects to deliver its first MultiGen unit to Australasia in July 2011.

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

Combined cooling, heating and power (“CCHP”) techniques such as tri-generation, used by MultiGen, are employed to generate a number of useful energy products using a single fuel source enabling many functions to operate simultaneously. This includes pure water making, clean electricity generation, hot and chilled water, hot and cooled air for heating and cooling. The efficiencies and financial savings when compared to using grid supplied power for the same functions are significant.

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

Prior Company Businesses

Prior to its current business in water treatment in the energy arena, and since its inception, the Company, under prior management teams, was involved in several businesses and engaged in various air to water, energy drink, nutraceutical, and other consumer, retail and commercial ventures, all of which have been abandoned to more fully focus on the development of environmental technologies, as referenced above.

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

Status of Publicly Announced New Products and Services

See above for discussion of acquisition of Pro Water and MultiGen Technology.

Competition

Pro Water has three competitors in Utah. Water Disposal Inc. (“WDI”) has two injection wells that are located in Roosevelt and are approximately 24 miles further away from the primary oil producers in the vicinity than our well. This is important as the trucking costs are greater than the disposal costs for injecting the water. The closer you are the lower the overall disposal coast will be. The third disposal site is an evaporation pit one mile further than our facility.

DynIX™ currently has direct competition from Ionics, GE Water, and EMIT Water Discharge Technology.  Many of these competitors have established histories of operation and greater financial resources than the Company, enabling them to finance acquisitions and development opportunities, to pay higher prices for the same opportunities, and to develop and support their own operations. In addition, these companies have greater name recognition.

MultiGen Technology is the first of its kind and does not currently have any competition. As far as similar types of green technology that would be similar would be solar panels or windmills. Although both of these systems produce electrical power they do not provide the additional benefits of producing free heating or air conditioning nor do they produce free water as an additional byproduct. MultiGen provides numerous eco-tech solutions that bridge the gap between existing energy inefficient buildings and the sustainable development and design needs of tomorrow.  By providing a complete sustainable solution, each MultiGen is able to provide 65kWh of electricity, up to 2,000 liters of water per day and provide supplemental air conditioning and heating.  MultiGen is able to produce energy at half the price of the grid, while saving up to 400 tons of carbon each year.  With an average ROI of 20 years for solar, MultiGen has an ROI of 5 years and is 78% more efficient than a comparable solar panel installation.

World Environmental Solutions Pty Ltd represents two product lines of the Company. The first is the DynIX system for cleaning Produced Water from Coal Bed Methane CBM or Coal Seam Gas CSG wells as they call them in Australia.   Ionics, GE Water, and EMIT Water Discharge Technology would be the same competitors in Au as we sell against here in the US. Many of these competitors have established histories of operation and greater financial resources than the Company, enabling them to finance acquisitions and development opportunities, to pay higher prices for the same opportunities, and to develop and support their own operations. In addition, many of these companies have greater name recognition. As far as the Multigen technology goes it is so new that there are no direct competitors yet as the product is just being released. . As far as similar types of green technology that would be similar would be solar panels or windmills. Although both of these systems produce electrical power they do not provide the additional benefits of producing free heating or air conditioning nor do they produce free water as an additional byproduct.

Intellectual Property

The Company owns the DynIX™ wastewater technology protected by US patent 6776913 and proprietary know how which is expected to form the basis for further patents filings based on the fundamentals in the issued patent.

The Company has two other pending patents for the Multigen Technology in Australia and the United States, #2008 8237617 and 12/261585

Government Approval

Pro Water LLC received a permit for passing a Mechanical Integrity Test (“MIT”) test, done by the state of Utah. This permit is valid for five years. In addition to the MIT, we do monthly reporting of all injection numbers to the Utah Department of Oil, Gas, and Mining (“UDOGM”).

MultiGen Technology has no government permits required other than standard building and electrical permits that would be required for industrial electric and air conditioning installations.

Employees

As of March 31, 2011, the Company has seven full time and no part time employees. The Company has two part time consultants that assist with billing and accounting.

ITEM 2.  PROPERTIES

The Company rents office space of approximately 1,850 square feet of office space in Upland, California of approximately $2,500 per month in which houses its corporate operations.

The Company operates the DIW on approximately 10 acres in Duchesne, Utah, which is owned by the Company.

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  [Removed and Reserved]

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's Common Stock currently is quoted on the OTCQB under the symbol “SETS”. The following tables set forth the high and low bid information for the Common Stock for each quarter within the last two fiscal years:

QUARTERLY COMMON STOCK PRICE RANGES

Quarter Ended	High	Low

June 30, 2009	$0.10	$0.05
September 30, 2009	$0.19	$0.05
December 31, 2009	$0.06	$0.01
March 31, 2010	$0.07	$0.02
June 30, 2010	$0.12	$0.03
September 30, 2010	$0.09	$0.03
December 31, 2010	$0.06	$0.03
March 31, 2011	$0.05	$0.04

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

There were approximately 227 holders of record of the Company’s Common Stock as of June 29, 2011.

Dividends

The Company does not anticipate paying dividends in the foreseeable future.  There are no restrictions on the Company’s present ability to pay dividends to shareholders of its Common Stock, other than those prescribed by California law.

Securities authorized for issuance under equity compensation plans

In order to compensate our officers, directors, employees and/or consultants, our Board and stockholders adopted the 2006 Incentive and Non-Statutory Stock Option Plan (the “2006 Plan”), the 2007 Incentive and Non-Statutory Stock Option Plan (“2007 Plan”), and the 2010 Incentive and Non-Statutory Stock Option Plan (“2010 Plan”).

The 2006 Plan has a total of 10,000,000 shares reserved for issuance, the 2007 Plan has a total of 6,000,000 shares reserved for issuance, and the 2010 Plan has a total of 20,000,000 shares reserved for issuance.

As of the end of the fiscal year ended March 31, 2011, we have issued the following stock options and shares under the Plans:

Equity Compensation Plan Information

Plan category	Number of securities remaining to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)

Equity compensation plans approved by security holders: 2006 Plan	2,033,455	$0.25	-

Equity compensation plans approved by security holders: 2007 Plan	870,500	$0.24	-

Equity compensation plans approved by security holders: 2010 Plan	6,025,000	$0.03	12,970,673

Equity compensation not pursuant to a plan	100,000	$0.20	-

Total	9,028,955	$0.10	12,970,673

Recent Sales of Unregistered Securities

None

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See Item 1 for discussion regarding our Business.

In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risk Factors and elsewhere in this Annual Report.

For a full discussion of our business please see Item 1 which begins on Pg. 2 of this Report

Results of Operations for the Fiscal Year Ended March 31, 2011 and for the Period from October 1, 2009 (Inception) to March 31, 2010.

The following table summarizes the results of continuing operations amounts of the Company for the periods and dates shown:

	For the Year Ended March 31, 2011	October 1, 2009 (Inception) to March 31, 2010
Combined Statement of Operations Data:
Revenue	$2,617,400	$507,313
Cost of revenue	1,020,205	337,973
Operating expenses	1,351,897	197,549
Operating income (loss)	245,298	(28,209)
Other expense	(674,638)	(274)
Loss from continuing operations	(429,340)	(28,483)
Net loss	$(355,439)	$(28,483)

Revenues increased $2,110,087 or 416%, for the year ended March 31, 2011 compared to the period of the prior year presented. This increase resulted from a 21% increase in revenue from its major customer that accounted for 86% of revenue compared to 65% for the prior period presented. The increase in revenue is due to the complete redesign and upgrade of the DIW and management’s decision to implement temporary receiving facilities during the redesign process.  By guaranteeing customers that they would receive uninterrupted service, the temporary receiving facilities allowed management to secure customers several months in advance of the upgrade completions.  Furthermore by providing customers with exceptional customer service and competitive pricing that does not fluctuate significantly, management has created a marketing edge that separates the DIW from that of local competition.  Due to improvements made subsequent to the prior period presented, the injection well is automated and fully winterized.  The injection well not only has additional capacity but its increased efficiency for processing produced water, allows four trucks to simultaneously unload.  This greatly reduces wait times and ultimately results in the Company and our customers saving both time and money.

Cost of revenue increased $682,232 or 202%, for the year ended March 31, 2011 compared to the prior period presented. As a percentage of revenues, cost of revenue was 39% compared to 67% in the prior period presented. Items included within cost of revenues represent labor, depreciation and amortization, equipment rental, supplies, utilities, repair and maintenance. Principal factors contributing to the increase in cost of revenue included additional depreciation due to improvements made to the injection well subsequent to the prior comparable period and an increase in variable expenditures such as utilities due to the increased barrels produced. Payroll related costs are primarily fixed due to the minimal staffing required to monitor the facility and thus do not fluctuate significantly from period to period.

Total operating expenses increased $1,154,348 or 584% for the year ended March 31, 2011 compared to the prior period presented due to the increased operations and the addition of SET Corp since the acquisition. Operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, depreciation and amortization, legal expense, information systems expense, product marketing, sales expense and research and development expenses.  Increases expenditures included approximately $115,000 for stock based compensation, $204,000 in professional fees, $205,000 in salaries and wages, $379,359 in consulting agreements, and general corporate expenditures for SET Corp for rent, utilities, etc in which were not present in the previous comparable period. In addition, research and development expenses of approximately $54,000 in 2011 represented costs incurred in our development of our initial MultiGen system.

Total other expense increased $674,364 or 246,118% for the year ended March 31, 2011 compared to the prior period presented due to an increase in financing activities and debt settlement negotiations. Other income (expense) includes interest income, interest expense, change in fair value of derivative liability, and gain on settlement of payables and accrued liabilities. The increase during the current period was related to approximately $234,210 of amortization expense related to the beneficial conversion feature recorded in connection with the $2.0 million note payable to the former shareholder of Pro Water and $381,459 in amortization related to the $775,000 convertible note due previously to Horst Beicke and related entities.

Segment Results for the Fiscal Year Ended March 31, 2011 and for the Period from October 1, 2009 (Inception) to March 31, 2010

The following should be read in conjunction with the annual financial results of fiscal 2011 for each reporting segment. See “Notes to Consolidated Financial Statements, Note 12 — Segment Information.” The Company evaluates the performance of its segments based on net income (loss) from continuing operations. Certain income and charges are not allocated to segments in the Company’s management reports because they are not considered in evaluating the segments’ operating performance. The following is a summary of information about profit or loss by segment.

	For the Year Ended March 31, 2011			Period from October 31, 2009 (Inception) to March 31, 2010
	Pro Water	SETCORP	Total	Pro Water	SETCORP	Total
Revenues	$2,617,400	$-	$2,617,400	$507,313	$-	$507,313
Cost of revenues	1,020,205	-	1,020,205	337,973	-	337,973

Gross profit	1,597,195	-	1,597,195	169,340	-	169,340

Operating expenses:
General and administrative	364,642	933,473	1,298,115	197,549	-	197,549
Research and development	-	53,782	53,782	-	-	-
Total operating expenses	364,642	987,255	1,351,897	197,549	-	197,549

Operating income (loss)	1,232,553	(987,255)	245,298	(28,209)	-	(28,209)
Other income (expense):
Interest income	38	37	75	-	-	-
Interest expense	(229,311)	(510,410)	(739,721)	(274)	-	(274)
Change in fair value of derivative liability	-	(102,584)	(102,584)	-	-	-
Gain on settlement of payables and accrued liabilities	-	167,592	167,592	-	-	-
Total other expense	(229,273)	(445,365)	(674,638)	(274)	-	(274)

Net income (loss) before provision for income taxes	1,003,280	(1,432,620)	(429,340)	(28,483)	-	(28,483)

Provision for income taxes	800	-	800	-	-	-

Net income (loss) from continuing operations	1,002,480	(1,432,620)	(430,140)	(28,483)	-	(28,483)

Net income from discontinued operations			74,701			-
Net loss			$(355,439)			$(28,483)

Pro Water

All revenues and cost of revenues are associated with the Pro Water segment. See explanation above regarding changes in revenues and cost of revenues.

Total operating expenses increased $167,093 or 85% for the year ended March 31, 2011 compared to the prior period presented due to the corporate salaries allocated of $160,000, increased operations, and improvements made to the injection well of the Company as discussed above. Also as a result, as a percentage of revenue, operating expenses decreased from 39% to 14% due to the significant improvement in revenue.

Total other expense increased $228,999 or 83,576% for the year ended March 31, 2011 compared to the prior period presented due to an increase in financing activities. Other income (expense) includes interest income and interest expense. The increase during the current period was primarily related to $200,000 of amortization expense related to the beneficial conversion feature recorded in connection with the $2.0 million note payable to the former shareholder of Pro Water.

SET Corp

There is no revenue generated by this segment for any of the periods presented. In addition, the historical results of operations for SET Corp are not presented for the period from October 1, 2009 (Inception) to March 31, 2010 due to the reverse acquisition requiring the historical information of Pro Water to be presented for the period from October 1, 2009 (Inception) to March 31, 2010.

Total operating expenses for the year ended March 31, 2011 were $987,255. Operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, depreciation and amortization, legal expense, information systems expense, product marketing, sales expense and research and development expenses.  Expenditures included approximately $115,000 for stock based compensation, $204,000 in professional fees, $205,000 in salaries and wages, $379,359 in consulting agreements, and general corporate expenditures for SET Corp for rent, utilities, etc in which were not present in the previous comparable period. In addition, research and development expenses of approximately $54,000 in 2011 represented costs incurred in our development of our initial MultiGen system.

Total other expense for the year ended March 31, 2011were $445,365. Other expense was the result of financing activities and debt settlement negotiations. Other income (expense) includes interest expense, change in fair value of derivative liability, and gain on settlement of payables and accrued liabilities.

LIQUIDITY AND MANAGEMENT’S PLANS

As shown in the accompanying consolidated financial statements, during the year ended March 31, 2011, the Company incurred an operating loss from continuing operations before income taxes of $429,340.  As of March 31, 2011, we had a working capital deficit of $1,636,306.  In addition, the Company’s operations are primarily concentrated with one customer which represented 86% of total revenues.  During the year ended March 31, 2011, the Company generated positive cash flows from operations of $566,541. The net loss during the year ended March 31, 2011 was primarily due to non-cash charges in connection with the amortization of discounts convertible notes payable due to beneficial conversion features and loss on derivative liability. During the year ended March 31, 2011, the Company funded operations through cash flows generated from the Pro Water segment, capital contributions and sales of common stock. In addition, in January 2011 management refinanced the convertible note in connection with the Pro Water segmentfor an increased period of five years. The refinancing of the convertible note payable in connection with the Pro Water acquisition will allow management to utilize current cash flow to effectively pay down existing debt and provide the necessary capital for future growth. In fiscal 2012, the Company intends to fund operations and pay down liabilities through cash on hand and the positive cash flow being generated by the Pro Water segment. In addition, the Company intends to continue to negotiate the settlement of liabilities incurred in connection with the reverse acquisition of SET Corp.

If current and projected revenue growth does not meet Management estimates, the Management may choose to raise additional capital through debt and/or equity transactions, renegotiate current convertible debt obligations, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation.  Currently, the Company does not have any commitments or assurances for additional capital nor can the Company cannot provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations. The Company believes its plans will enable the Company to continue for a period in excess of one year from the date of the most recent balance sheet.

OPERATING ACTIVITIES

Cash provided by operating activities during the year ended March 31, 2011 and used in operations for the period from October 1, 2009 (Inception) to March 31, 2010 were $566,541 and $31,024, respectively.  In 2011, this was the result of a net loss of $355,439 offset by non-cash and non-operating items (depreciation, stock-based compensation, change in fair value of warrant liability, stock issued for services, and interest expense from the amortization of debt discounts) totaling $1,394,837 and net usage of current assets and liabilities of $472,857. In 2011, the usage of cash was primarily due to the increase in our operations which caused assets such as accounts receivable and prepaids to increase. In addition, we have made an effort to decrease our accounts payable. In 2010, the increase in cash is directly related to the Company extending payments on accounts payable to preserve capital.

INVESTING ACTIVITIES

Cash used in investing activities during the year ended March 31, 2011 and for the period from October 1, 2009 (Inception) to March 31, 2010 were $822,469 and $463,707, respectively. In 2011 and 2010, the primary investing activity was purchase of fixed assets related to the injection well of $858,509 and $463,707 offset by cash provided by the reverse acquisition of $36,040 in 2011. Significant expenditures were made by the Company to automate, winterize and add additional stations to the injection well for increased production.

FINANCING ACTIVITIES

Financing cash flows during the year ended March 31, 2011 amounted to $80,288 and consisted $208,000 of proceeds from sale of common stock, $150,000 of contributed capital, payments on a related party convertible note payable of $203,280, and payment on notes payable of $74,432. The Company used the proceeds to fund operations and make improvements to the DIW. In addition, payments made were in accordance with agreements in place. In the 2010 period, financing cash flows amounted to $776,041 and consisted of capital contributions of $780,000. These contributions were necessary to fund operations and make improvements to the DIW.

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

The methods, estimates, and judgment we use in applying our most critical accounting policies have significant impact on the results we report in our financial statements. The Securities and Exchange Commission (“SEC”) has defined "critical accounting policies" as those accounting policies that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates are described below under the heading "Revenue Recognition." We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available, and actual results may differ significantly from these estimates.

IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

We adopted ASC 350 Intangibles – Goodwill and Other. The Statement requires that long-lived assets and certain identifiable intangibles held and used by us be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. We evaluate the recoverability of long-lived assets based upon forecasted undercounted cash flows for our pending patents, investment, at cost, and DIW. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 350 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

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

REVENUE RECOGNITION

The Company generates revenues from its deep injection water disposal well. Customers are charged on a per barrel rate for the water in which the Company disposes. Revenue is recorded when the water is disposed assuming all the revenue recognition criteria stated below are satisfied. In connection with the water disposal, the Company reclaims oil which is suspended within the water. Periodically, the Company sells this reclaimed oil to third parties and revenue is recognized upon sale assuming all the revenue recognition criteria stated below are satisfied. We record revenue when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the prices for the services performed and the collectability of those amounts.  In addition, the Company extends credit to customers in which have shown the ability to pay for the services. At times the Company extends credit to new customers; however, such is not done until we are satisfied through references, evidence of financial soundness, etc. Provisions for allowances are performed periodically and estimates for uncollectable amounts are recorded as necessary based on our estimates.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed in this Annual Report, begin on page F-1 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC Rule 13a-15 or Rule 15d-15, our Chief Executive and Principal Accounting Officers carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures are not effective as of March 31, 2011 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting Officers as appropriate to allow timely decisions regarding required disclosure.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the March 31, 2011. We believe that internal control over financial reporting is not effective. We have identified the following current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations:

•	Lack of procedures and/or expertise needed to prepare all required financial disclosures; and evidence that employees lack the qualifications and training to fulfill their assigned functions.

This material weakness was first identified by our former Chief Executive and Principal Accounting Officer during the year ended March 31, 2008. This weakness continues to exist as of the March 31, 2011 reporting date as we were required to restate our September 30, 2010 quarterly financial statements in May 2011 due to the identification of a material error in connection with the recording and amortization of a beneficial conversion feature on a convertible note. The error was initially discovered in November 2010 by the Company’s financial reporting expert. We are currently in process of remediating thus material weaknesses by implementing appropriate procedures related to the identification of such items and the related financial statement disclosures. We expect to complete remediation of this material weakness during the first fiscal quarter of 2012.

Changes in Internal Control Over Financial Reporting.

During the fourth quarter of the fiscal year ended March 31, 2011, the following material weaknesses previously disclosed were remediated:

•	Inadequate staffing and supervision.
•	Substantiation and evaluation of certain general ledger account balances including the lack of reconciliations and improper cut-offs;
•	Inadequate approval and substantiation of cash disbursements

These material weaknesses were first identified by our former Chief Executive and Principal Accounting Officer during the year ended March 31, 2008. We implemented additional policies, procedures, and controls to address these issues in December 2010 and January 2011. To address these issues we hired two accountants to assist in the day to day operations of the Company and to elevate some of the staffing, supervision and segregation of duties issues. In addition, we engaged a consultant in which is a certified public accountant with significant experience in technical accounting issues and SEC reporting to assist in the accurate preparation of the Company’s financial reporting. This additional accounting staff and consultant are assisting us in improving our internal and external reporting including improving our procedures regarding appropriate segregation of duties, authorization and substantiation of cash disbursements, the preparation of monthly reconciliations, timely review of these reconciliations, the identification, research and recording of difficult accounting transactions and accurate external reporting.

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

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Board of Directors

The Company's Board of Directors currently consists of five (5) authorized directors. The following sets forth certain information about each of the directors:

ROBERT GLASER, 57, DIRECTOR since 2009 and CHIEF EXECUTIVE OFFICER since 2011.  Mr. Glaser is CEO of SET Corp and is responsible for overseeing all quarterly and yearly budgets, assuring corporate compliance with local, state and federal agencies, management of corporate staff and consultants, upholding the company image, achieving sustained growth and managing day to day operations.

Mr. Glaser served over 25 years as President of an American based manufacturing company. Utilizing Six Sigma and Lean Manufacturing disciplines he has received numerous awards for excellence from customers such as DEP Corp and Alberto Culver in addition to accolades for quality and innovation in managing mega projects for Coca-Cola, Disney and Burger King. Mr. Glaser has an extensive background in engineering and has been recognized for achievements in strategic management, while receiving 3 President Awards and ranking in the top 5% of industry CEO’s. His expertise includes electrical and mechanical design, engineering, and machinery building from inception to completion. He has managed work forces of up to 350 people and was known as an industry Guru. Achieving the impossible was the norm. His skills include machinery design, managing large workforces; detail oriented planning, forecasting, and creating short and long term company goals. From 2004-2008 he ran Glaser Corp which did consulting for the container and packaging industry.

On September 25, 2009 the Board of Directors elected Bob Glaser to be an Executive Director of the Company.  From April 2008-December 2010 Mr. Glaser served as SET Corp’s VP of Operations. From June 2006 to April 2008 Mr. Glaser served as an independent consultant to a subsidiary of SET Corp.

STEVE RITCHIE, 66, retired Brig. Gen. USA, DIRECTOR since 2005. Gen. Ritchie became an advisory board member to the Company in August 2005 and subsequently became a Director in October 2005. Prior to joining the Company in these positions, Mr. Ritchie had a career in the US Air Force, culminating with the rank of Brigadier General.

KEITH MORLOCK, 35, DIRECTOR AND CORPORATE SECRETARY since 2009. Mr. Morlock is CEO of SET Corp’s wholly owned subsidiary Pro Water and is responsible for the management, sales and operations of its class II deep injection well. Mr. Morlock also serves as President of SET IP Holdings, where he is responsible for the evaluation, testing, certification and expansion of corporate technology and acquisitions. Mr. Morlock has extensive history in GMP, SOP’s and over 14 years of dealing with regulatory agencies including the EPA, SEC and the FDA. He was responsible for implementing and overseeing water treatment designs related to critical areas in pharmaceutical manufacturing. In addition his expertise includes researching, analyzing, and monitoring financial, technological, and demographic factors to capitalize on market opportunities and minimizing competitive activity. He has developed and executed comprehensive operational and marketing plans, both short and long range, to support the sales and revenue objectives of the organization.

On September 25, 2009, the Board of Directors elected Keith Morlock to be an Executive Director of the Company.  From April 2008 to December 2010 Mr. Morlock served as SET Corp’s VP of Business Development.  From December 2006 to April 2008 Mr. Morlock served as a consultant to a subsidiary of SET Corp.

BILL BALL, 69, INTERIM CHAIRMAN OF THE BOARD OF DIRECTORS since April 2011, comes to us from a background of nearly fifty years of engineering, sales, management, and executive management.  Bill started his working career in the mechanical engineering department of a very large oil and gas company.  He later served as a product development specialist and was a business development pioneer for a major oilfield chemicals company, and two environmental products and engineering companies.  He managed a team of over 800 products and services people for the world’s largest oilfield equipment company.  Bill formed his own engineering design and consulting company, High Tech Consultants (HTC) in 1992, and has been granted patents in the US and Canada.

WALTER IVISION, 58, DIRECTOR, since September 2010 joins the SET Corp board after our acquisition of the pending patented technologies of WES. He brings to the SET Corp board fresh ideas gained by international business experience. He is the CEO and Founder of WES where he has been responsible for the evaluation of SET Corp technologies in the Australian CSG Industry. Mr. Ivison has over 35 years of business experience in manufacturing, marketing, innovation and distribution, gathered in the USA, Australia, the UK and Japan. During the last five years he has been based in Australia developing the now commercially available MultiGen machines for the water starved continent of Australia. Set Corp now intends to market this technology to USA and International markets.

Former Director

GRANT KING, 56, DIRECTOR from 2004 to April 2011, Mr. King has served as General Manager and Managing Director of two major manufacturing and export companies in Bangkok, Thailand since 1990. From September 1996 to September 2000, Mr. King served as President of various wholly-owned subsidiaries of SET Corp. and between October 2000 and June 2004, Mr. King was managing his own business interests overseas. From 1997 to July 2003, he also served as president and CEO of L.L. Knickerbocker (Thai) Co. Ltd. in Thailand. Mr. Grant King did not stand for reelection and was replaced with an interim Chairman at the April 5, 2011 Annual Shareholder Meeting.

Current Executive Officers and Significant Employees and Consultants

In addition to Mr. Glaser and Mr. Morlock, whose biographical information is set forth above, the following are the Company’s significant officers, employees and consultants:

During the fiscal year ended March 31, 2011, Cynthia Glaser served as Controller and Principal Accounting Officer.

Family Relationships

Bob Glaser, the Company’s Chief Executive Officer and Cynthia Glaser, the Company’s Controller and Principal Accounting Officer are married.

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

Compliance with Section 16(A) of the Exchange Act

Section 16 of the Securities Exchange Act of 1934 requires SET Corp’s executive officers, directors and persons who own more than 10% of a registered class of SET Corp equity securities to file reports of ownership and changes in ownership. Based on a review of such forms, SET Corp believes that during the last fiscal year, except for the following, all of its executive officers, directors and ten percent shareholders complied with the Section 16 reporting requirements:

●	Steve Ritchie filed late one report for two transactions
●	Keith Morlock filed late two reports for four transactions
●	Bob Glaser filed late two reports for four transactions
●	Cynthia Glaser filed late one report for one transaction
●	Grant King failed to file five reports for eight transactions
●	Wallie Ivison failed to file one report for one transaction
●	Horst Geicke failed to file two reports for three transactions

Code of Ethics

The Company has adopted a code of ethics that is applicable to our directors and officers. Our code of ethics is posted on our website and can be accessed at WWW.SETCORP.US

Nominating and Compensation Committees

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

The Board does not have any formal policy regarding the consideration of director candidates recommended by shareholders; any recommendation would be considered on an individual basis. The Board believes this is appropriate due to the lack of such recommendations made in the past, and its ability to consider the establishment of such a policy in the event of an increase of such recommendations. The Board welcomes properly submitted recommendations from shareholders and would evaluate shareholder nominees in the same manner that it evaluates a candidate recommended by other means. Shareholders may submit candidate recommendations by mail to SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION: 2377 W Foothill, Suite 18, Upland, CA 92807. With respect to the evaluation of director nominee candidates, the Board has no formal requirements or minimum standards for the individuals that it nominates. Rather, the Board considers each candidate on his or her own merits. However, in evaluating candidates, there are a number of factors that the Board generally views as relevant and is likely to consider, including the candidate’s professional experience, his or her understanding of the business issues affecting the Company, his or her experience in facing issues generally of the level of sophistication that the Company faces, and his or her integrity and reputation. With respect to the identification of nominee candidates, the Board has not developed a formalized process. Instead, its members and the Company’s senior management have recommended candidates whom they are aware of personally or by reputation.

Board Meetings and Annual Meeting Attendance

The Board of Directors acted 13 times by unanimous written consent in lieu of a meeting during this period.

The Company held an Annual Shareholder Meeting for the fiscal year ended March 31, 2010 on April 5, 2011.

Audit Committee

The Company's currently does not have an Audit Committee and the Board of Directors serves this function.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation of our Executive Officers for the fiscal year ending on March 31, 2011 and for the period from October 1, 2009 (Inception) to March 31, 2010.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($) (3)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Robert Glaser	2010	-		-	-		-		-	-	-	-
CEO and Director	2011	119,780		7,200	22,500	(4)	25,000	(2)	-	-	-	206,612

Cynthia Glaser	2010	-		-	-		-		-	-	-	-
Principal Financial Officer	2011	77,527		4,560	6,750	(4)	-		-	-	-	88,837

Keith Morlock	2010	36,006		-	-		-	(2)	-	-	-	36,006
Manager of Pro Water	2011	137,934		7,200	22,500	(4)	25,000		-	-	-	224,766

Grant King	2010		-	-	-		-		-	-	-	-
Former CEO and Director (1)	2011	-		-	113,500	(5)	32,132		-	-	-	145,632
____________________
(1)	Mr. King resigned as Chief Executive Officer of the Company on August 25, 2010, and did not stand for re-election as Director of the Company on April 5, 2011.
(2)	Options relating to Director Compensation for Mr. Glaser and Mr. Morlock are disclosed on Director Compensation Table.
(3)	See Note 2 to the consolidated financial statements for assumptions used in valuing stock compensation.
(4)	Discretionary performance-based stock bonuses for the fiscal year ended March 31, 2011
(5)	Mr. King elected to receive his salary in stock in lieu of cash.

Narrative Disclosure to Summary Compensation Table

Material Employment Terms for Bob Glaser and Keith Morlock

Pursuant to employment agreements adopted on November 1, 2010, as amended on April 7, 2011, Bob Glaser, our CEO, and Keith Morlock, Manager of Pro Water LLC and our Corporate Secretary, earn: (1) annual base salaries of $144,000, (2) have the opportunity for base salary increases, annual cash and stock option bonuses based on Company performance metrics; (3) certain expense reimbursement; and (4) certain executive benefits.

If either Mr. Glaser or Mr. Morlock are terminated without cause, as defined in the agreements, such officer shall be entitled to a payment of 8 months of the current base salary and will receive acceleration of vesting of outstanding stock options issued pursuant to the agreements.

Material Employment Terms for Cynthia Glaser

Pursuant to an employment agreement adopted on November 1, 2010, Cynthia Glaser, our CFO, earns: (1) an annual base salary of $76,000, (2) has the opportunity for base salary increases, annual cash and stock option bonuses based on Company performance metrics; (3) certain expense reimbursement, and (4) certain executive benefits.

If Mrs. Glaser is terminated without cause, as defined in her agreement, she shall be entitled to a payment of 6 months of her current base salary and will receive acceleration of vesting of outstanding stock options issued pursuant to the agreement.

DIRECTOR COMPENSATION

The following table sets forth the compensation of our directors for the fiscal year ending on March 31, 2011 and for the period from October 1, 2009 (Inception) to March 31, 2010, respectively (if not addressed in the Executive Officer Compensation table above).

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steve Ritchie	2010	-	-	-	-	-	-	-
	2011	-	-	32,132	-	-	-	32,132

Bill Ball	2010	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-

Walter Ivision	2010	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-

Robert Glaser	2010	-	-	-	-	-	-	-
	2011	-	-	27,132	-	-	-	57,132

Keith Morlock	2010	-	-	-	-	-	-	-
	2011	-	-	27,132	-	-	-	57,132
____________________
(1) See Note 2 to the consolidated financial statements for assumptions used in valuing stock compensation.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Robert Glaser	804,658	295,342		$0.0025	7/7/2013
		500,000		$0.05	3/31/2021

Keith Morlock	804,658	295,342		$0.025	7/7/2013
		500,000		$0.05	3/31/2021

Grant King	300,000			$0.06	various dates thru 2014
	804,658	295,342		$0.025	7/7/2013

Steve Ritchie	804,658	295,342		$0.025	7/7/2013

Cynthia Glaser		125,000		$0.05	3/31/2021

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDERS MATTERS

The following table sets forth the current common stock ownership of (i) each person known by the Company to be the beneficial owner of five percent (5%) or more of the Company's common based upon approximately 221,449,436 shares outstanding as of March 31, 2011, (ii) each officer and director of the Company individually, and (iii) all officers and directors of the Company as a group. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and/or warrants held by that person that are currently exercisable, as appropriate, or will become exercisable within sixty (60) days of the reporting date are deemed outstanding, even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial. The address of each owner is in care of the Company at 2377 W Foothill, Suite 18, Upland, CA 92807.

TITLE OF CLASS	NUMBER OF SHARES	NOTE	PERCENT OF CLASS	NAME OF BENEFICIAL OWNER
Common
Common	94,848,184		34.73%	Horst Geicke
Common	20,187,763		9.15%	Grant King, former CEO and Director
Common	7,336,658	(1)	*	Robert Glaser, CEO and Director
Common	270,548	(1)	*	Cynthia Glaser, Principal Financial Officer
Common	8,404,658	(1)	*	Keith Morlock, Manager of Pro Water and Director
Common	804,658	(1)	*	Steve Ritchie, Director
Common	-	(1)	*	Bill Ball, Interim Chairman of Board of Directors
Common	-	(1)	*	Walter Ivision, Director

(1) All officers and directors as a group (6 persons) Amount to approximately 7.9%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal year ended March 31, 2011 and period from October 1, 2009 (Inception) to March 31, 2010, the Company had the following related party transactions:

Horst Geicke

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

On July 12, 2010, the terms of the acquisition were amended whereby the conversion rate of the $2,000,000 related secured convertible promissory note, which previously all converted at $0.10 at the option of the holder, such amended to so that $1,600,000 of the note may be converted at $0.20 per share and $400,000 may be converted at $0.025 per share.  The convertible note is due based on the following: $100,000 paid on or before September 30, 2010, $200,000 paid on or before December 31, 2010, $200,000 paid on or before March 31, 2011 and the remaining amount of $1,500,000 with unpaid interest on or before June 30, 2011. The $100,000 payment due in September 2010 was paid in October 2010.  On July 12, 2010, since the conversion price of $0.025 related to $400,000 was significantly less than the fair value of the Company’s common stock per the closing market price, a beneficial conversion feature was present. The Company valued the beneficial conversion feature as of the date of the amended agreement in the amount of $696,000, and recorded the maximum discount allowed of $400,000 against the note. The discount is being amortized over the term of the note using the straight line method due to the relatively short maturity of the note. The amortization of the discount was approximately $200,000 during the nine months ended December 31, 2010. As of December 31, 2010, the unamortized discount was approximately $200,000.

On January 14, 2011, the terms of the convertible note were amended. As of the date of the amendment, the unpaid principal amount was $1,880,000. Under the terms of the new agreement, the term of the note was extended to five years and all accrued interest was forgiven. The Company is to make 60 monthly payments of $35,478 commencing January 2011 and concluding December 2015. All other terms, including conversion and interest rates remained the same. The effective interest rate for the year ended March 31, 2011 was 22%. Under ASC 470, Debt, the Company accounted for the change in terms of the debt as an extinguishment of the debt due to the significant change in the repayment period which impacted the expected cash flows in excess of 10%. Thus, the existing discount of $183,333 was removed and a new discount, with a beneficial conversion feature of $400,000 was recorded. Due to Geicke being a significant shareholder, no gain or loss was recorded and the result of the extinguishment was recorded to additional paid in capital. In addition, due to the extension of the payment terms, the Company has reflected $1,453,016 as long term on the accompany consolidated financial statements which represents amounts due in excess of one year per the payment schedule from the March 31, 2011 balance sheet date. In addition, at March 31, 2011, the $382,455 discount which was present at March 31, 2011 on the note was allocated between short and long term based on the expected annual amortization of which $139,196 has been allocated to short term with the remaining $243,259 allocated to long term. The following is the expected amortization for the remaining discount under the effective interest rate method for the years ending March 31: $139,196, $109,318, $77,964, $45,005, and $11,113 in 2012, 2013, 2014, 2015, and 2016, respectively.

Robert Glaser

On the Effective Date, the Company granted 1,100,000 stock options to Robert Glaser with an exercise price of $0.025 per share. The options vest over one year. On January 13, 2011, the Company’s Board of Directors approved the issuance of 500,000 shares of common stock valued at $22,500 to Robert Glaser as discretionary compensation bonuses. Compensation bonuses for stock came from the equity bonus plan. On March 31, 2011 the Company granted 500,000 stock options to Robert Glaser with an exercise price of $0.05 per share according to his employment contract. The options vest over one year.

Cynthia Glaser

On January 13, 2011, the Company’s Board of Directors approved the issuance of 150,000 shares of common stock valued at $6,750 to Cynthia Glaser as discretionary compensation bonuses. Compensation bonuses for stock came from the equity bonus plan. On March 31, 2011 the Company granted 125,000 stock options to Cynthia Glaser with an exercise price of $0.05 per share according to her employment contract. The options vest over one year.

At March 31, 2011, the Company owes an entity controlled by Cynthia and Robert Glaser $24,085 for management services previously provided under a consulting contract. Payments to this entity during the year ended March 31, 2011 were $54,500.

Keith Morlock

On the Effective Date, the Company granted 1,100,000 stock options to Keith Morlock with an exercise price of $0.025 per share. The options vest over one year. On January 13, 2011, the Company’s Board of Directors approved the issuance of 500,000 shares of common stock valued at $22,500 to Keith Morlock as discretionary compensation bonuses. Compensation bonuses for stock came from the equity bonus plan. On March 31, 2011 the Company granted 500,000 stock options to Keith Morlock with an exercise price of $0.05 per share according to his employment contract. The options vest over one year.

At March 31, 2011, the Company owes an entity controlled by Keith Morlock $35,411 for management services previously provided under a consulting contract. Payments to this entity during the year ended March 31, 2011 were $16,500. See Note 14 for disclosures regarding an amendment to Keith Morlock’s employment contract.

Grant King

On July 7, 2010, the Company issued 14,000,000 shares of its common stock to Grant King, the Company’s former Chief Executive Officer and Director in exchange for the conversion of $357,000 of unpaid, accrued and other compensations due to Mr. King. On the Effective Date, the Company granted 1,100,000 stock options to Grant King with an exercise price of $0.025 per share. The options vest over one year.

On January 13, 2011, the Company’s Board of Directors approved the issuance of 300,000 shares of common stock valued at $13,500 to Grant King as discretionary compensation bonuses. Compensation bonuses for stock came from the equity bonus plan.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Detail of fees paid to dbbmckennon:

a.
Audit Fees:  Aggregate fees billed for professional services rendered for the audit of our annual financial statements for the periods ended March 31, 2011 and 2010, were approximately $35,770 and $25,000 respectively.

b.	Audit-Related Fees: There were no fees billed for audit-related services for the periods ended March 31, 2011 and 2010.
c.	Tax Fees. Fees billed for tax services were $0 and $3,000 for the periods ended March 31, 2011 and 2010, respectively.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

The Company’s Board of Directors who acts as the Audit Committee has policies and procedures that require the pre-approval by the Audit Committee of all fees paid to, and all services performed by, the Company’s independent accounting firms. At the beginning of each year, the Audit Committee approves the proposed services, including the nature, type and scope of services contemplated and the related fees, to be rendered by these firms during the year. In addition, Audit Committee pre-approval is also required for those engagements that may arise during the course of the year that are outside the scope of the initial services and fees pre-approved by the Audit Committee.

Pursuant to the Sarbanes-Oxley Act of 2002, 100% of the fees and services provided as noted above were authorized and approved by the Audit Committee in compliance with the pre-approval policies and procedures described herein.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See Exhibit Index below.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

SUSTAINABLE ENVIRONMENTAL TEHCHOLOGIES CORPOATION

Dated: June 29, 2011	/s/ Robert Glaser
By: Robert Glaser,
Chief Executive Officer,

Dated: June 29, 2011	/s/ Cynthia Glaser
By: Cynthia Glaser
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve Ritchie	Director	June 29, 2011
Steve Ritchie

/s/ Robert Glaser	Director	June 29, 2011
Robert Glaser

/s/ Keith Morlock	Director	June 29, 2011
Keith Morlock

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amendment No. 1 to Pro Water Acquisition Agreement (2)

10.2	Amendment to Horst Geicke Note (1)

21.1	Subsidiaries

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on February 17, 2011.

(2) Incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K as filed with the SEC on July 31, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Sustainable Environmental Technologies Corporation (formerly RG Global Lifestyles, Inc.)

We have audited the accompanying consolidated balance sheets of Sustainable Environmental Technologies Corporation (formerly RG Global Lifestyles, Inc.) and its subsidiaries (the “Company”) as of March 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended March 31, 2011 and the period from October 1, 2009 (Inception) to March 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of March 31, 2011 and 2010. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sustainable Environmental Technologies Corporation (formerly RG Global Lifestyles, Inc.) and subsidiaries as of March 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the year ended March 31, 2011 and the period from October 1, 2009 (Inception) to March 31, 2010, in conformity with accounting principles generally accepted in the United States.

/s/ dbbmckennon

Newport Beach, California
June 29, 2011

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION
(FORMERLY RG GLOBAL LIFESTYLES, INC.)
CONSOLIDATED BALANCE SHEETS

	As of March 31, 2011	As of March 31, 2010
Assets
Current assets:
Cash and cash equivalents	$105,260	$281,310
Accounts receivable, net of allowance for doubtful accounts of $6,000 and $3,000, respectively	367,024	213,780
Prepaids and other current assets	36,962	7,395
Current assets of discontinued operations	410	-
Total current assets	509,656	502,485

Property and equipment, net	1,989,892	1,128,327
Other assets	40,230	-
Investment, at cost	91,466	-
Intangible assets, net	434,519	187,600
Goodwill	66,188	66,188

Total Assets	$3,131,951	$1,884,600

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$639,343	$132,108
Accrued salaries, wages, and related party consulting fees	239,205	14,324
Accrued liabilities	337,905	23,585
State income taxes payable	25,823	-
Related party convertible notes payable, net of discount of $139,196	204,509	-
Notes payable	579,753	3,166
Current liabilities of discontinued operations	119,424	-
Total current liabilities	2,145,962	173,183

Related party convertible notes payable, long-term, net of discount of $394,308	1,258,707	-
Notes payable, long-term	63,606	-
Warrant liability	247,284	-
Asset retirement obligation	9,900	9,900
Total liabilities	3,725,459	183,083

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 4,582,827 and zero issued at March 31, 2011 and 2010, none outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; at March 31, 2011 and 2010, 219,739,436 and 33,333,333 issued; 219,449,436 and 33,333,333 outstanding, respectively	219,449	33,333
Additional paid-in capital	3,454,340	1,696,667
Accumulated deficit	(4,267,297)	(28,483)
Total stockholders' equity (deficit)	(593,508)	1,701,517

Total Liabilities and Stockholders' Equity (Deficit)	$3,131,951	$1,884,600

The accompanying notes are an integral part of these consolidated financial statements.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION
(FORMERLY RG GLOBAL LIFESTYLES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED MARCH 31, 2011 AND PERIOD FROM OCTOBER 1, 2009 TO MARCH 31, 2010

	For the Year Ended March 31, 2011	October 1, 2009 (Inception) to March 31, 2010
Revenues:
Water processing (Note 2)	$2,390,998	$466,588
Reclaimed oil	226,402	40,725
Total revenues	2,617,400	507,313

Cost of revenues:
Water processing	849,461	216,657
Reclaimed oil	170,744	121,316
Total cost of revenues	1,020,205	337,973

Gross profit	1,597,195	169,340

Operating expenses:
General and administrative	1,298,115	197,549
Research and development	53,782	-
Total operating expenses	1,351,897	197,549

Operating income (loss)	245,298	(28,209)

Other income (expense):
Interest income	75	-
Interest expense	(739,721)	(274)
Change in fair value of derivative liability	(102,584)	-
Gain on settlement of payables and accrued liabilities	167,592	-
Total other expense	(674,638)	(274)

Loss before provision for income taxes	(429,340)	(28,483)

Provision for income taxes	800	-

Net loss from continuing operations	(430,140)	(28,483)

Net income from discontinued operations	74,701	-
Net loss	$(355,439)	$(28,483)

Net loss per share:
Basic - continuing operations	$(0.00)	$(0.00)
Basic - discontinued operations	$0.00	$0.00

Diluted - continuing operations	$(0.00)	$(0.00)
Diluted - discontinued operations	$0.00	$0.00

Weighted average shares - basic	164,156,298	33,333,333
Weighted average shares - diluted	164,156,298	33,333,333

The accompanying notes are an integral part of these consolidated financial statements.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION
(FORMERLY RG GLOBAL LIFESTYLES, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM OCTOBER 1, 2009 (INCEPTION) TO MARCH 31, 2010 AND THE YEAR ENDED MARCH 31, 2011

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balances - October 1, 2009 (Inception)	33,333,333	$33,333	$(33,333)	$-	-
Assets contributed by members	-	-	950,000	-	950,000
Capital contributed	-	-	780,000	-	780,000
Net loss	-	-	-	(28,483)	(28,483)
Balances - March 31, 2010	33,333,333	33,333	1,696,667	(28,483)	1,701,517
Contributed capital	-	-	150,000	-	150,000
Convertible note payable issued in connection with Pro Water acquisition, including discount of $400,000 for beneficial conversion feature	-	-	(1,600,000)	-	(1,600,000)
Reverse acquisition of SET Corp	106,982,899	106,983	-	(3,883,375)	(3,776,392)
Stock issued for conversion of convertible notes payable	31,000,000	31,000	794,000	-	825,000
Stock issued for cash	7,020,000	7,020	200,980	-	208,000
Common stock issued to related parties for services, accrued wages and consulting fees	37,317,500	37,318	1,004,072	-	1,041,390
Common stock issued for services	595,704	595	12,450	-	13,045
Common stock issued in connection with asset acquisition/cost basis investment	2,000,000	2,000	98,000	-	100,000
Fair market value of warrants issued in connection with asset acquisition/cost basis investment	-	-	233,599	-	233,599
Common stock issued in settlement of accounts payable and accured liabilities	1,200,000	1,200	484,189	-	485,389
Debt extinguishment on modification of convertible note	-	-	265,612	-	265,612
Stock-based compensation	-	-	114,771	-	114,771
Net loss	-	-	-	(355,439)	(355,439)
Balances - March 31, 2011	219,449,436	$219,449	$3,454,340	$(4,267,297)	$(593,508)

The accompanying notes are an integral part of these consolidated financial statements.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION
(FORMERLY RG GLOBAL LIFESTYLES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED MARCH 31, 2011 AND PERIOD FROM OCTOBER 1, 2009 (INCEPTION) TO MARCH 31, 2010

	For the Year Ended March 31, 2011	October 1, 2009 (Inception) to March 31, 2010
Cash flows from operating activities:
Net loss	$(355,439)	$(28,483)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discounts related to beneficial conversion features and warrants	621,782	-
Loss on divestiture of asset held for sale	30,000
Settlement of accounts payable and accrued liabilities treated as contributed capital	400,000	-
Change in fair value of derivative liabilities	102,584
Depreciation and amortization	125,701	41,494
Stock-based compensation	114,771	-
Change in operating assets and liabilities:
Accounts receivable	(152,571)	(213,780)
Prepaid expenses	(47,318)	(271)
Accounts payable	(158,860)	132,107
Accrued liabilities	(62,710)	37,909
Income taxes payable	(51,399)	-
Net cash provided by (used in) operating activities	566,541	(31,024)

Cash flows from investing activities:
Purchase of property and equipment	(858,509)	(463,707)
Cash provided by reverse acquisition	36,040	-
Net cash used in investing activities	(822,469)	(463,707)

Cash flows from financing activities:
Contributed capital	150,000	780,000
Proceeds from sale of common stock	208,000	-
Payments on related party convertible note payable	(203,280)	-
Payments on notes payable	(74,432)	(3,959)
Net cash provided by financing activities	80,288	766,041

Net increase (decrease) in cash	(175,640)	281,310
Cash of discontinued operations	(410)	-
Cash - beginning of period	281,310	-
Cash - ending of period	$105,260	$281,310

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$24,722	$274
Income taxes	$51,399	$-

Non-cash investing and financing activities:
Asset retirement obligation	$-	$9,900
Assets contributed by member	$-	$950,000
Issuance of common stock in settlement of accounts payable and accrued liabilities	$1,539,824	$-
Issuance of convertible note in connection with Pro Water acquisition	$2,000,000	$-
Issuance of convertible note, common stock, and warrants for cost investment and pending patents	$376,440	$-
Issuance of common stock in connection with convertible debt and accrued interest	$825,000	$-
Fair value of beneficial conversion feature recorded on Pro Water note	$400,000	$-
Purchase of equipment with note payable	$66,035	$-

The accompanying notes are an integral part of these consolidated financial statements.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION
(FORMERLY RG GLOBAL LIFESTYLES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization, History and Significant Accounting Policies and Procedures

Organization and History

Sustainable Environmental Technologies Corporation (the “Company” or “SET Corp”) is a company dedicated to responsible resource utilization through the strategic balance of Environmental, Societal and Economic growth. Headquartered in Southern California, SET Corp is setting the standard for responsible principles of Sustainable Development.  These steadfast values are evident through patented technologies and strategic acquisitions, which solve environmental issues with an economic advantage. SET Corp limits their customer’s environmental impact while conserving valuable and diminishing resources that are essential to future generations.

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

On August 27, 2010, the Company entered into a Technology Purchase Agreement with World Environmental Solutions Pty Ltd (“WES”), an Australian company, for a 12% investment in WES, the purchase of certain technologies, including all intellectual property rights and pending patents, related to water extraction and electricity generation referred to as MultiGen. The Company expects to deliver its first MultiGen unit to Australasia in July 2011.

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

On July 7, 2010 (the “Effective Date”), SET Corp entered into an agreement to acquire Pro Water, LLC (“Pro Water”), a Utah limited liability company (formerly a Colorado limited liability company) with its sole equity member Metropolitan Real Estate LLC (the “Member), a New York limited liability company. Pro Water owns and operates an injection well disposal refinery (“DIW”) in Duchesne, Utah; the operations were assumed by the Member on October 1, 2009 (“Inception”).  Under the terms of the Agreement, the Company acquired 100% of the equity of Pro Water from its sole member, and Pro Water became a wholly-owned subsidiary of the Registrant in exchange for the payment of 20,000,000 shares of the Company’s restricted common stock, a secured convertible promissory note payable quarterly over the period of one year from the closing date in the amount of $2.0 million, with an interest rate of 5% and a conversion feature at the option of the holder into shares of the Company’s common stock at a price of $0.10 per share, and the assumption of Pro Water debts.  The note is secured by all the assets of Pro Water and the wastewater treatment facility owned by SET Corp. Metropolitan Real Estate LLC is an entity controlled by Horst Franz Geicke, a significant shareholder of the Company.

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

On January 14, 2011, the terms of the convertible note were amended. As of the date of the amendment, the unpaid principal amount was $1,880,000. Under the terms of the new agreement, the term of the note was extended to five years and all accrued interest was forgiven. The Company is to make 60 monthly payments of $35,478 commencing January 2011 and concluding December 2015. All other terms, including conversion and interest rates remained the same. The Company accounted for the change in terms of the debt as an extinguishment of the debt due to the significant change in the repayment period. See Note 8 for additional information.

The acquisition of Pro Water was accounted for as a reverse acquisition in accordance with Accounting Standards Codification (“ASC”) 805 Business Combinations. The Company determined for accounting and reporting purposes that Pro Water is the acquirer because of the significant holdings and influence of the control group of Pro Water before and after the acquisition. As a result of the transaction the Pro Water control group owns in excess of 44% of issued and outstanding common stock of SET Corp on a diluted basis.  In addition, in connection with the acquisition certain members of management were required to sign voting agreements.  As of January, these voting agreements expired. The control group of Pro Water could elect or appoint or to remove a majority of the members of the governing body of the Company due to the significant holdings of the Company’s common stock. The control group of Pro Water could have influence on the organization as they have provided funding for operations of SET Corp, prior to the acquisition, in an attempt to settle debts prior to the reverse acquisition. In addition, the Pro Water control group initially had a $2.0 million note payable, approximately $1,800,000, at March 31, 2011 in which additional influence can be subjected.  In addition, Pro Water is significantly larger than SET Corp in terms of assets and operations. Additionally, the future operations of Pro Water will be the Company intended primary operations and more indicative of the operations of the consolidated entity on a go forward basis.

Accordingly, the assets and liabilities of Pro Water are reported at historical costs and the historical results of Pro Water will be reflected in this and future SET Corp filings as a change in reporting entity.  The assets and liabilities of SET Corp will be reported at fair value on the date of acquisition, and results of operations will be reported from the date of acquisition.  The assets and liabilities of SET Corp were reported at their carrying values, which approximated fair value, and no goodwill was recorded. The results of SET Corp have been included in the accompanying consolidated financial statements from the Effective Date. The following is a schedule of SET Corp’s assets and liabilities at the Effective Date:

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

The following unaudited pro forma information was prepared as if the acquisition had taken place at the beginning of the period for the year ended March 31, 2011 and period from October 1, 2009 (Inception) to March 31, 2010:

	Pro-Forma Combined
	For the Year Ended March 31, 2011	October 1, 2009 (Inception) to March 31, 2010
Revenue	$2,617,400	$507,313
Net loss from continuing operations	$(756,814)	$(1,380,515)
Net loss per share:
Basic and diluted - continuing operations	$(0.00)	$(0.01)

Note 2 – Accounting Policies and Basis of Presentation

Managements’ Plans
As shown in the accompanying consolidated financial statements, during the year ended March 31, 2011, the Company incurred an operating loss from continuing operations before income taxes of $429,340.  As of March 31, 2011, we had a working capital deficit of $1,636,306.  In addition, the Company’s operations are primarily concentrated with one customer which represented 86% of total revenues.  During the year ended March 31, 2011, the Company generated positive cash flows from operations of $566,541. The net loss during the year ended March 31, 2011 was primarily due to non-cash charges in connection with the amortization of discounts convertible notes payable due to beneficial conversion features and loss on derivative liability. During the year ended March 31, 2011, the Company funded operations through cash flows generated from the Pro Water segment, capital contributions and sales of common stock. In addition, in January 2011 management refinanced the convertible note in connection with the Pro Water segment for an increased period of five years. The refinancing of the convertible note payable in connection with the Pro Water acquisition will allow management to utilize current cash flow to effectively pay down existing debt and provide the necessary capital for future growth. In fiscal 2012, the Company intends to fund operations and pay down liabilities through cash on hand and the positive cash flow being generated by the Pro Water segment. In addition, the Company intends to continue to negotiate the settlement of liabilities incurred in connection with the reverse acquisition of SET Corp. During the year ended March 31, 2011, the Company settled payables and accrued liabilities of approximately $1,501,000. Subsequent to year end, the Company, settled payables and accrued liabilities of approximately $15,000.

If current and projected revenue growth does not meet Management estimates, the Management may choose to raise additional capital through debt and/or equity transactions, renegotiate current convertible debt obligations, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation.  Currently, the Company does not have any commitments or assurances for additional capital nor can the Company cannot provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations. The Company believes its plans will enable the Company to continue for a period in excess of one year from the date of the most recent balance sheet.

Principles of Consolidation
The consolidated financial statements include the assets, liabilities and operating results of the Company and its wholly-owned subsidiaries, Pro Water, SET IP Holdings LLC, after elimination of all material inter-company accounts and transactions. OC Energy and balances related to the Company’s former wastewater treatment plant are classified as discontinued operations.

Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the valuation of derivatives, equity instruments such as options and warrants, and provision for income taxes. Actual results could differ from those estimates.

Fair Value of Financial Instruments
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance provides an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors that market participants would use in valuing the asset or liability. There are three levels of inputs that may be used to measure fair value:

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2011 and 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaids, accounts payable, accrued liabilities, notes payable, and convertible notes payable. Fair values for these items were assumed to approximate carrying values because of their short term in nature or they are payable on demand.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at March 31, 2011:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$105,260	$-	$-	$105,260
Total assets measured at fair value	$105,260	$-	$-	$105,260

Liabilities
Derivative instruments	$-	$247,284	$-	$247,284
Total liabilities measured at fair value	$-	$247,284	$-	$247,284

The following table presents the Company’s fair value hierarchy for assets measured at fair value on a recurring basis at March 31, 2010:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$281,310	$-	$-	$281,310
Total assets measured at fair value	$281,310	$-	$-	$281,310

The Company measures certain assets at fair value on a nonrecurring basis. These assets include cost method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the year ended March 31, 2011 and the period from October 1, 2009 (Inception) to March 31, 2010, the Company did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

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

Customer

The geographic location of the injection well is a direct factor with relation to the radius of customer’s wells that can be economically serviced. While there are several key factors to obtaining new business, the ratio of available business per customer is based solely on the number of wells the customer has within the serviceable radius of the injection well. As new gas wells are developed within the serviceable radius of the well, the ratio of customers to percentage of business will decrease. Until new wells are developed the expected customer to business ratio are not expected to change. During year ended March 31, 2011, the Company had one (1) customer that accounted for approximately 86% of its revenue and 92% of its accounts receivable at March 31, 2011. During the period from October 1, 2009 (Inception) through March 31, 2010, the Company had two (2) customers that accounted for approximately 65% and 21% of its revenue and 67% and 25% of its accounts receivable at March 31, 2011, respectively. The loss of this customer would have an adverse impact on the consolidated financial condition, results of operations, and cash flows.

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

Property and Equipment
Property and equipment are recorded at cost and depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The estimated lives of property and equipment are as follows:

Injection well	20 years
Machinery and equipment, furniture and equipment	Five to ten years
Buildings	25 years
Land	not depreciated

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

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent management's best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized is permanent and may not be restored. At March 31, 2011, the Company has not recognized any impairment of long-lived assets.

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

Investment, at Cost
The Company accounts for their investment in World Environmental Solutions Pty (“WES”) using the cost method due to the limited ownership and influence on the entity. Under the cost method, the investment was recorded at cost at the time of purchase. The Company does not adjust this investment unless the investment is considered impaired or there are liquidating dividends, both of which reduce the investment account. The aggregate carrying amount of our cost-method investment at March 31, 2011 was $91,466, representing a 12% ownership in WES. The Company reviews the carrying value of this investment at each balance sheet date. When impairment indicators exist, we generally use discounted cash flow analyses to determine the fair value. During the year ended March 31, 2011, the Company has not recognized any losses related to our cost-method investment in WES. At March 31, 2011, the Company determined that the fair value of the WES investment exceeded its carrying value.

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

The Company’s policy provides for annual evaluation of goodwill on the first day of the fourth fiscal quarter and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the operating segment level by comparing the segments' net carrying value, including goodwill, to the fair value of the segment. The fair values of our segments are estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the segment exceeds its fair value, goodwill is potentially impaired and a second test would be performed to measure the amount of impairment loss, if any. All goodwill is associated with the Pro Water segment. At March 31, 2011, the Company has determined that the fair value of the Pro Water segment is substantially in excess of the carrying value.

Derivative Financial Instruments
Derivative financial instruments, as defined in ASC 815, Accounting for Derivative Financial Instruments and Hedging Activities, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

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

Revenue Recognition
For revenue from product sales, the Company recognizes revenue in accordance with ASC 605, Revenue Recognition. The Company generates revenues from its deep injection water disposal well. Customers are charged on a per barrel rate for the water in which the Company disposes. Revenue is recorded when the water is disposed assuming all the revenue recognition criteria stated below are satisfied. In connection with the water disposal, the Company reclaims oil which is suspended within the water. Periodically, the Company sells this reclaimed oil to third parties and revenue is recognized upon sale assuming all the revenue recognition criteria stated below are satisfied. The Company records revenue when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the prices for the services performed and the collectability of those amounts.  In addition, the Company extends credit to customers in which have shown the ability to pay for the services. At times the Company extends credit to new customers; however, such is not done until the Company is satisfied through references, evidence of financial soundness, etc. Provisions for allowances are performed periodically and estimates for uncollectable amounts are recorded as necessary based on management’s estimates.

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

Net Loss Per Share
Net loss per share is provided in accordance with ASC 260, Earnings per Share. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period, after giving effect to dilutive common stock equivalents, such as stock options, warrants and convertible debt. The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive for the year ended March 31, 2011 and period from October 1, 2009 (Inception) to March 31, 2010:

	For the Years Ended March 31, 2011	October 1, 2009 (Inception) to March 31, 2010
Common stock options	2,450,000	-
Common stock warrants	-	-
Convertible notes	23,555,029	-
	26,005,029	-

The Company excluded 6,578,955 options and 20,412,525 warrants from the calculation for the year ended March 31, 2011 as the exercise prices were in excess of the average closing price of the Company’s common stock. There were no dilutive securities outstanding for the period from October 1, 2009 (Inception) to March 31, 2010.

Advertising Costs
The Company expenses all costs of advertising as incurred. The Company expensed $2,667 and $0 of advertising costs during the year ended March 31, 2011 and for the period from October 1, 2009 (Inception) to March 31, 2010, respectively.

Stock-Based Compensation
ASC 718, Share-Based Payment requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of ASC 718 include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.

The Company adopted ASC 718, which requires disclosure of the fair value and other characteristics of stock options and more prominent disclosure about the effects of an entity’s accounting policy decisions with respect to stock-based compensation on reported net loss. The Company has reflected the expense of such stock based compensation based on the fair value at the grant date for awards consistent with the provisions of ASC 718.

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

The following weighted average variables were used in the Black Scholes model for all option issuances valued during the fiscal year ended March 31, 2011. There were no options granted during the period from October 1, 2009 (Inception) to March 31, 2010.

Year ending March 31,	Stock Price at Grant Date	Dividend Yield	Exercise Price	Risk Free Interest Rate	Volatility	Average Life
2011	$0.03	-%	$0.03	0.39%	257%	4.11

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

Segment Reporting
The Company reports its segments under ASC 280, Segment Reporting, which establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. As of March 31, 2011, the Company has two segments: Pro Water and SET Corp, with Pro Water being the only revenue producing segment.

Income Taxes
The Company follows ASC 740, Income Taxes for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Note 3 – Acquisitions / Investment

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

See Note 2 for disclosure of tangible asset lives. The customer relationships are being amortized over the period of seven years from the acquisition date of October 1, 2009. The goodwill is not subject to amortization and will not be deductible for income tax purposes. During the year ended March 31, 2011 and the period from October 1, 2009 (Inception) to March 31, 2010, the Company recorded amortization expense to cost of goods sold related to the customer relationship of $28,556 and $14,400, respectively. The net carrying value of the customer relationship as of March 31, 2011 was $159,044. Future amortization expense of the customer relationship is expected to be as follows for the years ending March 31: $28,857, $28,857, $28,857, $28,857 $28,857, and $14,759 in 2012, 2013, 2014, 2015, 2016, and thereafter, respectively. Goodwill represents expected synergies from the merger of operations. These synergies include a full management team and a formalized corporate organizational structure to expand the operations.  In addition, there were limited intangible assets in which did not qualify for separate recognition, such as an established workforce, but the effects on the consolidated financial statements are immaterial.

The following unaudited pro forma results of operations were prepared as if the acquisition had taken place at the beginning of the respective period for the year ended March 31, 2011 and period from October 1, 2009 (Inception) to March 31, 2010 are as follows:

	For the Year Ended March 31, 2011	October 1, 2009 (Inception) to March 31, 2010
Revenue	$2,617,400	$507,313
Net loss	$(756,814)	$(1,380,515)

In addition, all revenues presented within these financial statements were generated from the DIW.

Cost Investment and Pending Patents

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

The common stock was valued on the date of the agreement using the closing market price of the Company’s common stock. See Note 7 regarding discussion of the convertible note.

The warrants were valued using the Black-Scholes option pricing model using the following assumptions:

Annual dividend yield	-
Expected life in years	3.00
Risk-free interest rate	0.83%
Expected volatility	255%

The Company allocated the purchase price between $284,974 to the pending patents and $91,466 to the cost investment in WES based on the relative fair value of each item based on future expected cash flows. In connection with the pending patents, the Company expects to amortize the value of the patents over an estimated life of 15 years which is the approximate remaining life and projected cash flows of the pending patents. During the year ended March 31, 2011, the Company amortized $9,499, which is included in general and administrative expense. At March 31, 2011, the net carrying value of the pending patents was $275,475. Future amortization expense is expected to be as follows for the years ending March 31: $18,998, $18,998, $18,998, $18,998, $18,998, and $180,535 in 2012, 2013, 2014, 2015, 2016, and thereafter, respectively. In addition, since the transaction is being accounted for as an asset acquisition the contingent compensation will be accounted for when triggered. As of March 31, 2011, none of the contingent consideration had been triggered. In addition, the cost investment was still being carried at its initial value of $91,466 as management determined expected future cash flows at March 31, 2011 we sufficient to cover the carrying value.

Note 4 – Property and Equipment

Property and equipment as of March 31, 2011 and 2010 consisted of the following:

	March 31, 2011	March 31, 2010

Injection well	$613,976	$613,976
Machinery and equipment	1,393,046	482,945
Buildings	7,500	7,500
Land	51,000	51,000
Furniture and fixtures	28,464	-
Accumulated depreciation	(104,094)	(27,094)
Total	$1,989,892	$1,128,327

During the year ended March 31, 2011 and the period from October 1, 2009 (Inception) to March 31, 2010, the Company recorded depreciation expense of $87,646 and $27,094, respectively.

Asset Retirement Obligations

The Company recognizes asset retirement costs under ASC 410, Asset Retirement and Environmental Obligations in the period in which they are incurred. Under a water treatment contract with a former customer, the Company’s owned the building and equipment but did not own the land. At the termination of the contract, the Company was required to return the land to its original condition. At March 31, 2011, the Company recorded an asset retirement obligation of approximately $99,307 related to this obligation. The liability is currently reflected as a current liability included of discontinued operations. The obligation, initially $200,000, was incurred in connection with the reverse acquisition of SET Corp. In connection with the Yates settlement disclosed in Note 11, the Company’s obligation to remediate the land was significantly reduced and thus the liability was reduced.

At March 31, 2011, the Company recorded an asset retirement obligation of approximately $9,900 related to the DIW.

Note 5 – Discontinued Operations

The financial results of the Company discontinued operations which consist of OC Energy and the former wastewater plant from the period of acquisition through March 31, 2011 are as follows:

	For the Year Ended March 31, 2011	October 1, 2009 (Inception) to March 31, 2010

Product sales	$-	$-
Water treatment royalties	-	-
Income taxes	-	-
Income from discontinued operations after income taxes	$74,701	$-

The following is the combined condensed balance sheets of OC Energy and the former wastewater treatment plant as of March 31, 2011:

March 31, 2011
Assets
Current assets:
Cash and cash equivalents	$410
Total current assets	$410

Liabilities
Current liabilities:
Accounts payable	$20,116
Accrued expenses	99,307
Total liabilities	$119,423

Management believes there are no contingent liabilities related to discontinued operations.

Note 6 – Certain Balance Sheet Elements

Accrued Liabilities

At March 31, 2011 and 2010, the Company’s accrued liabilities are as follows:

	March 31, 2011	March 31, 2010

Accrued interest	$192,162	$-
Royalty payable	51,798	16,548
Other	93,945	7,037
Total	$337,905	$23,585

Note 7 – Notes Payable

Note Payable to Vendor

On the Effective Date, the Company assumed a promissory note to a vendor in settlement of $410,500 in accounts payable. The vendor manufactured and installed the Company’s discontinued water treatment facility.  The note bears interest at 10% per annum with a one-time default penalty of 10% of the principal balance, and is secured by the Company’s Interceptor Plant contract and the equipment that was manufactured by the vendor.   The Company is currently in default on this note. In addition, the Company has accrued interest and penalties of $145,838 at March 31, 2011.

MOU Note Payable

On the Effective Date, the Company assumed a promissory note of $45,000 in connection with a memorandum of understanding to purchase SET Corp’s discontinued water treatment plant.   The note bears interest at 10% with a default rate of 18%.   As of March 31, 2011, the note is in default and interest is being accrued at the default rate.

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

Convertible Note Payable to WES

On August 27, 2010, in connection with the Agreement, the Company issued a convertible promissory note to WES in the amount of $200,000, without interest or maturity, convertible into Company common stock at a rate of $0.35 per share. The convertible note payable is payable at the Company’s discretion. The note is secured by the Technology. On the date of issuance, no beneficial conversion feature was present. The Company determined that they would pay the note in approximately 15 years. Thus, the Company recorded a discount of 11% in the amount of $157,159 against the notes. The discount will be amortized to interest expense over the period of estimated maturity using the effective interest method. During the year ended March 31, 2011, the Company recorded interest expense of $6,112 and the note had an unamortized discount of $151,047. See Note 3 for information regarding the Transaction with WES.

Equipment Loan

In June 2010, the Company entered into a note payable agreement with an equipment provider for a machine in the amount of $38,745. The note bears interest at 7.25% per annum and is payable in 24 equal installments of $1,739, with the first installment due in July 2010. As of March 31, 2011, the amount due on this loan was $24,868.

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

On July 12, 2010, the terms of the acquisition were amended whereby the conversion rate of the $2,000,000 related secured convertible promissory note, which previously all converted at $0.10 at the option of the holder, such amended to so that $1,600,000 of the note may be converted at $0.20 per share and $400,000 may be converted at $0.025 per share.  The convertible note is due based on the following: $100,000 paid on or before September 30, 2010, $200,000 paid on or before December 31, 2010, $200,000 paid on or before March 31, 2011 and the remaining amount of $1,500,000 with unpaid interest on or before June 30, 2011. The $100,000 payment due in September 2010 was paid in October 2010.  On July 12, 2010, since the conversion price of $0.025 related to $400,000 was significantly less than the fair value of the Company’s common stock per the closing market price, a beneficial conversion feature was present. The Company valued the beneficial conversion feature as of the date of the amended agreement in the amount of $696,000, and recorded the maximum discount allowed of $400,000 against the note. The discount is being amortized over the term of the note using the straight line method due to the relatively short maturity of the note. The amortization of the discount was approximately $200,000 during the nine months ended December 31, 2010. As of December 31, 2010, the unamortized discount was approximately $200,000.

On January 14, 2011, the terms of the convertible note were amended. As of the date of the amendment, the unpaid principal amount was $1,880,000. Under the terms of the new agreement, the term of the note was extended to five years and all accrued interest was forgiven. The Company is to make 60 monthly payments of $35,478 commencing January 2011 and concluding December 2015. All other terms, including conversion and interest rates remained the same. The effective interest rate for the year ended March 31, 2011 was 22%. Under ASC 470, Debt, the Company accounted for the change in terms of the debt as an extinguishment of the debt due to the significant change in the repayment period which impacted the expected cash flows in excess of 10%. Thus, the existing discount of $183,333 was removed and a new discount, with a beneficial conversion feature of $400,000 was recorded. Due to Geicke being a significant shareholder, no gain or loss was recorded and the result of the extinguishment was recorded to additional paid in capital. In addition, due to the extension of the payment terms, the Company has reflected $1,453,016 as long term on the accompany consolidated financial statements which represents amounts due in excess of one year per the payment schedule from the March 31, 2011 balance sheet date. In addition, at March 31, 2011, the $382,455 discount which was present at March 31, 2011 on the note was allocated between short and long term based on the expected annual amortization of which $139,196 has been allocated to short term with the remaining $243,259 allocated to long term. The following is the expected amortization for the remaining discount under the effective interest rate method for the years ending March 31: $139,196, $109,318, $77,964, $45,005, and $10,972 in 2012, 2013, 2014, 2015, and 2016, respectively.

Note Payable to Vendor for Settlement of Accrued Liability

See Note 11 for note payable to vendor for settlement of accrued liability.

Note Payout Schedules

Future payments under notes payable are expected to be as follows for the years ending March 31: $579,793 and $63,606 in 2012 and 2013, respectively. These amounts include the notes disclosed above and in Note 11.

Future payments under related party notes payable are expected to be as follows for the years ending March 31: $343,705, $361,289, $379,773, $399,203, $312,750, and $200,000 in 2012, 2013, 2014, 2015, 2016, and thereafter, respectively.

Note 8 – Income taxes

Due to the reverse acquisition, as of March 31, 2010, SET Corp only consisted of Pro Water, a Utah LLC accounted for as a pass through entity prior to the acquisition date of July 7, 2011.

The following table presents the current and deferred income tax provision for federal and state income taxes for the year ended March 31, 2011 and period from October 1, 2009 (Inception) to March 31, 2010:

	2011	2010
Current tax provision:
Federal	$-	$-
State	800	-
Total	800	-
Deferred tax provision (benefit)
Federal	(575,438)	-
State	(89,077)	-
Decrease in valuation allowance	664,515	-
Total	-	-
Total provision for income taxes	$800	$-

Current taxes only consist of minimum taxes to the State of California which are insignificant and have not been presented.

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the year ended March 31, 2011 and period from October 1, 2009 (Inception) to March 31, 2010 are as follows:

	2011		2010
US federal statutory income tax rate	34%		0.0%
State tax – net of benefit	3.3%		0.0%
	37.3%		0.0%

Permanent differences	234.3%		0.0%
Accrued expenses	(157.5%	)	0.0%
Stock compensation	12.6%		0.0%
Intangibles	1.8%		0.0%
Property, plant and equipment	(301.5%	)	0.0%
Others	(14.4%	)	0.0%
Decrease in valuation allowance	187.4%		0.0%
Effective tax rate	0.0%		0.0%

The components of the Company’s deferred tax assets and (liabilities) for federal and state income taxes as of March 31, 2011 and 2010 consisted of the following:

	2011	2010
Current deferred tax assets (liabilities):
Accrued expenses	$266,225	$-
Total current deferred tax assets	266,225	-
Non-current deferred tax assets and liabilities:
State taxes	(52,320)	-
Stock options	44,761	-
Intangibles	6,329	-
Others	2,340	-
Net operating losses	880,619	-
Total non-current deferred tax assets	881,729	-
Valuation allowance	(1,147,954)	-
Net deferred tax assets (liabilities)	$-	$-

During the year ended March 31, 2011, the valuation allowance decreased by $664,545.  At March 31, 2011 the Company had approximately $2,257,997 of federal and state gross net operating losses allocated to continuing operations available. The net operating loss carry forward, if not utilized, will begin to expire in 2031 for federal purposes and 2021 for state purposes.

Based on the available objective evidence, including the Company’s limited operating history and current liabilities in excess of assets, management believes it is more likely than not that the net deferred tax assets at March 31, 2011, will not be fully realizable. Due to the uncertainty surrounding realization of the deferred tax asset, the Company has provided a full valuation allowance against its net deferred tax assets at March 31, 2011.

As of March 31, 2011, the Company has a State tax liability of $25,823, which was the result of unpaid taxes by SET Corp. The Company continues to make payments on the obligation. Interest and penalties on such liabilities is immaterial. In addition, due to the significant change in ownership of SET Corp in connection with the acquisition of Pro Water, the Company determined that SET Corp’s historical NOLs had potentially been impaired due to IRS Section 382 limitations. Thus, the net operating losses prior to July 7, 2010 have been eliminated from the NOL carryforwards disclosed above.

Note 9 – Stockholders’ Equity (Deficit)

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

Series A Preferred Stock

As of March 31, 2011, there are no shares of Series A Preferred Stock (“Series A”) outstanding as all had been converted into common stock prior to the reverse acquisition. Each Series A share is convertible into six shares of the Company’s common stock one year after issuance.  In additions, the Series A has preference over the common stock related to dividends and liquidation. Upon the issuance of 1,000,000 shares of Series A, the Company shall not, either directly or indirectly by amendment, merger, consolidation or otherwise, do any of the following without (in addition to any other vote required by law or the Articles of Incorporation) the written consent or affirmative vote of the holders of at least 75% of the then outstanding shares of Series A, given in writing or by vote at a meeting, consenting or voting (as the case may be) separately as a class.

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

Capital Contributions

During the year ended March 31, 2011, the former owner of Pro Water contributed $150,000 to that entity.

During the period from October 1, 2009 (Inception) to March 31, 2011, the former owner of Pro Water contributed $780,000 to that entity.

Reverse Acquisition

On the Effective Date, 106,982,899 shares of common stock were retained by SET Corp’s shareholders as a result of the reverse acquisition. See Note 1 for additional information

Common Stock Issued For Cash

During the year ended March 31, 2011, the Company received proceeds totaling $208,000 resulting in the issuance of 7,020,000 shares of common stock.

Common Stock to be Issued

As of March 31, 2011, proceeds of $25,000 remain for future issuances of common stock. The proceeds have been recorded as accrued liabilities, as to date the required common shares have not been issued.

Common Stock Issued to Related Parties for Accrued Liabilities and Services

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

On January 13, 2011, the Company’s Board of Directors approved the issuance of 2,125,000 shares of common stock valued at $106,250 to various officers and consultants of the Company as discretionary compensation bonuses. Compensation bonuses for stock came from the equity bonus plan. The corresponding expense was recorded to general and administrative expense.

On December 31, 2010, the Company entered into a twenty-four (24) month consulting agreement with Grant King, former Officer and Director of the Company. Under the agreement, the Company agreed to issue a total of 8,000,000 shares of common stock in 2,000,000 increments every six months, payable at the beginning of each six-month period. On the date of the agreement, the Company valued the 8,000,000 shares at $400,000 based upon the closing market price of the Company’s common stock.  The value of the shares will be expensed over the two year service period. On January 5, 2011, the Company issued the first 2,000,000 shares of common stock pursuant to the consulting agreement. During the year ended March 31, 2011, the Company recorded compensation expense of $50,000 to general and administrative expense.  See Note 10 for estimated stock-based compensation to be recorded in future years.

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

Common Stock Issued to Settle Accounts Payable and Accrued Liabilities

On November 1, 2010, the Company reached a settlement with a vendor. Accrued liabilities and accounts payable of $16,514 and $10,000, respectively, were settled for $7,465 in cash payments and 300,000 shares of common stock valued at $9,900. The shares of common stock were issued on December 15, 2010. As a result, a gain on settlement of $9,149 was recorded as other income expense.

In March 2011, the Company reached a settlement with a former consultant for in which past due accrued liabilities and accounts payable of $161,600 were settled for $15,000 in cash payments and 200,000 shares of common stock valued at $6,600. As a result, a gain on settlement of $140,000 was recorded as other income expense.

On October 26, 2010, the Company reached a settlement with Catalyx Fluid Solutions, Inc. and all its partners, including Juzer Jangbarwala, formerly a Company director and member of management. Accrued liabilities and accounts payable of $478,407 were settled for $50,000 in cash payments and 675,000 shares of common stock valued at $22,275 on the date of issuance. The Company accounted for the excess amount forgiven of $445,364 as contributed capital recorded within additional paid-in capital due to the related party nature of the transaction.

Common Stock Issued to Settle Notes Payable

See Note 7 for Convertible Notes Payable converted in to common stock.

Note 10 – Options and Warrants

Options

Plans

On July 7, 2010, a majority of the Company’s shareholders, in the form of a written consent authorized: the amendment of the Company’s Amended and Restated Articles of Incorporation approved the adoption of the Company’s 2010 Incentive and Nonstatutory Stock Option Plan (“2010 Plan”), which reserves twenty million (20,000,000) shares of the Company’s common stock for issuance as stock options and grants to qualified recipients. As of March 31, 2011, 12,970,673 grants were available for issuance under the 2010 Plan.

On the Effective Date, the Company assumed an Incentive and Non-statutory Stock Option Plan adopted by the predecessor entity for issuance of stock options to employees and others. Those plans consisted of the 2006 Incentive and Non-statutory Stock Option Plan (“2006 Plan”) and 2007 Incentive and Non-statutory Stock Option Plan (“2007 Plan”) for issuances of stock options to employees and others. Under the 2006 Plan and 2007 Plan, the Company reserved 10,000,000 and 6,000,000 shares for issuance, respectively. As of March 31, 2011, no grants were available for issuance under the 2006 Plan and 2007 Plan.

Issuances

On July 7, 2010, the Company granted 6,000,000 stock options to various employees and consultants with an exercise price of $0.025 per share. The options vest over one year. Compensation expense for this issuance recorded during the year ended March 31, 2011 was $96,396 and is included in general and administrative expense on the accompanying statement of operations. As of March 31, 2011, future compensation expense, including Grant King’s consulting agreement disclosed in Note 9 above, is approximately $194,507. Future amortization is expected to be as follows for the years ending March 31: $294,507 and $150,000 in 2012 and 2013, respectively.

Although management believes its estimate regarding the fair value of the services to be reasonable, there can be no assurance that all of the subjective assumptions will remain constant, and therefore the valuation of the services may not be a reliable measure of the fair value of stock compensation or stock based payments for consulting services. Expected volatility is based primarily on historical volatility. Historical volatility was computed using weekly pricing observations for recent periods that correspond to the remaining life of the options. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these options. We currently have no reason to believe future volatility over the expected remaining life of these options is likely to differ materially from historical volatility. The expected life is based on the remaining term of the options. The risk-free interest rate is based on U.S. Treasury securities.

The following is a summary of activity of outstanding stock options:

	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2010	-	$-
Options granted	10,728,955	0.09
Options exercised	-	-
Options cancelled	(1,700,000)	0.04
Outstanding at March 31, 2011	9,028,955	$0.10	2.72	$122,500
Exercisable at March 31, 2011	6,588,339	$0.12	1.57	$89,610

	Exercisable		Unexercisable		Total
Stock Options	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Above $0.05	3,003,955	$0.24	1,125,000	$0.05	4,128,955	$0.19
Below $0.05	3,584,384	0.03	1,315,616	0.03	4,900,000	0.03
Total Outstanding	6,588,339	$0.12	2,440,616	$0.04	9,028,955	$0.10

Warrants

On the Effective Date, the Company assumed 5,641,024 of the predecessor entity’s issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. Currently, these warrants have an exercise price of $0.78 and expire in May of 2013; however, these warrants have exercise price reset features in the event the Company issues common stock below the exercise price of the warrants.  During the year ended March 31, 2011, the Company recorded an expense of $102,584 for the change in fair value of the warrant liability. As of March 31, 2011, the warrant liability was $274,284.

All future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	July 7, 2010	March 31, 2011
Annual dividend yield	-	-
Expected life in years	2.92	2.17
Risk-free interest rate	1.00%	0.80%
Expected volatility	246%	284%

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

The following is a summary of activity of outstanding common stock warrants for the year ended March 31, 2011:

	Number of Shares		Weighted Average Exercise Price
Balance, March 31, 2010	-		$-
Warrants granted	21,846,464		0. 46
Warrants exercised		-	-
Warrants cancelled	(1,413,939)		0.23
Balance, March 31, 2011	20,412,525		$0.48
Exercisable, March 31, 2011	20,412,525		$0.48

Note 11 – Commitments and Contingencies

Operating Leases

In September 2010, the Company entered into an agreement with Koll Business Park for the lease of 1850 square feet of office space at the current Upland address. Rent expense for the fiscal year ended March 31, 2011 and period from October 1, 2009 (Inception) to March 31, 2010 was $15,968 and $0, respectively. The following is the expected minimum payments for the remaining period of the lease for the years ending March 31: $29,378, $30,266, and $18,019 in 2012, 2013, and 2014, respectively.

Legal Proceedings

In connection with cross complaint brought by Yates Petroleum ("Yates") against the Company in the District Court of Johnson County, Wyoming (Case no. CV-2008-0102), as discussed in the Company's prior SEC filings, including its Annual Report on Form 10-K for the fiscal year ended March 31, 2010, on August 2, 2010, Yates' motion to continue hearing on summary judgment was denied, and the Company's motion for alternative dispute resolution was granted.   As of November 30, 2010 an agreement, via arbitration, was reached.  The $236,306 was money YPC paid during the original construction of the plant that was to be repaid to them at the completion of construction. In addition to these monies SET Corp was responsible for the complete removal and remediation of the ponds, buildings and land to its original condition prior to the plant construction.  The agreement dated November 30, 2010 requires that SET Corp pay $175,000 at 10% interest for a 24 month period and remove and remediate the effluent pond. The influent pond and all of the remaining structures and their remediation will be the responsibility of YPC. The asset had a carrying cost of $30,000 that was recorded in discontinued operations.  The accrued liability recorded at $236,306 was reduced by the monthly payments. No gain will be recorded until the Company completes the terms of the agreement. The Company is current on the payments and terms of the agreement. In addition, based on current remediation quotes, the asset retirement obligation was reduced from $200,000 to $99,307 resulting in the difference of $100,693 credited to discontinued operations.

Employment Agreements

On November 1, 2010, our Board of Directors approved employment agreements effective November 1, 2010 with various employees. According to the terms of the agreements (1) annual base salaries are:: Mr. Glaser $120,000, Mr. Morlock $120,000, and Mrs. Glaser $76,000; (2) have the opportunity for base salary increases, annual cash and stock option bonuses based on Company performance metrics; and (3) will receive certain expense reimbursement. If any of the officers are terminated without cause, as defined in the agreements, such officer shall be entitled to a payment of eight months of the current base salary (six months for Mrs. Glaser) and will receive acceleration of vesting of outstanding stock options issued pursuant to the agreements. See Note 13 for discussion regarding amendments to Robert Glaser and Keith Morlock.

Note 12 – Segment Information

The Company reports information about operating segments, as well as disclosures about products and services and major customers. Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance. Management has determined that the water disposal operations of DIW (“Pro Water”) and the operations of SET Corp (“SET CORP”) should be disclosed separately as management reviews financial statements for these entities separately and makes decisions independently of the other entities included within the Company’s financial statements. All intercompany transactions between the reportable segments are eliminated upon consolidation of the Company. At March 31, 2011, the Pro Water segment is the only revenue producing segment, see revenue recognition policy for how revenues are recorded. The Company operates in one geographic area.

The Company evaluates the performance of its segments based on net income (loss) from continuing operations. Certain income and charges are not allocated to segments in the Company’s management reports because they are not considered in evaluating the segments’ operating performance. The following is a summary of information about profit or loss and assets by segment:

	For the Year Ended March 31, 2011			Period from October 31, 2009 (Inception) to March 31, 2010
	Pro Water	SETCORP	Total	Pro Water	SETCORP	Total
Revenues	$2,617,400	$-	$2,617,400	$507,313	$-	$507,313
Cost of revenues	1,020,205	-	1,020,205	337,973	-	337,973

Gross profit	1,597,195	-	1,597,195	169,340	-	169,340

Operating expenses:
General and administrative	364,642	933,473	1,298,115	197,549	-	197,549
Selling and marketing	-	-	-	-	-	-
Research and development	-	53,782	53,782	-	-	-
Total operating expenses	364,642	987,255	1,351,897	197,549	-	197,549

Operating income (loss)	1,232,553	(987,255)	245,298	(28,209)	-	(28,209)
Other income (expense):
Interest income	38	37	75	-	-	-
Interest expense	(229,311)	(510,410)	(739,721)	(274)	-	(274)
Change in fair value of derivative liability	-	(102,584)	(102,584)	-	-	-
Gain on settlement of payables and accrued liabilities	-	167,592	167,592	-	-	-
Total other expense	(229,273)	(445,365)	(674,638)	(274)	-	(274)

Net income (loss) before provision for income taxes	1,003,280	(1,432,620)	(429,340)	(28,483)	-	(28,483)

Provision for income taxes	800	-	800	-	-	-

Net income (loss) from continuing operations	1,002,480	(1,432,620)	(430,140)	(28,483)	-	(28,483)

Net income from discontinued operations			74,701			-
Net loss			$(355,439)			$(28,483)

The geographic location of the injection well is a direct factor with relation to the radius of customer’s wells that can be economically serviced. While there are several key factors to obtaining new business, the ratio of available business per customer is based solely on the number of wells the customer has within the serviceable radius of the injection well.  As new gas wells are developed within the serviceable radius of the well, the ratio of customers to percentage of business will decrease.  Until new wells are developed the expected customer to business ratio are not expected to change. All revenue and receivable concentrations disclosed in Note 2 related to the Pro Water segment.

As of March 31, 2011, primarily all of the assets, with the exception of the Set Corp’s cost investment in WES of $91,466, pending patents of $275,475 and assets of discontinued operations of $410, were within the Pro Water segment. All assets were located with the United States.

Note 13 – Related Party Transactions

Horst Geicke

See Note 1, 7 and 9 for transactions with Horst Geicke, a significant shareholder of the Company and former member of Pro Water.

Robert Glaser

On the Effective Date, the Company granted 1,100,000 stock options to Robert Glaser with an exercise price of $0.025 per share. The options vest over one year. On January 13, 2011, the Company’s Board of Directors approved the issuance of 500,000 shares of common stock valued at $22,500 to Robert Glaser as discretionary compensation bonuses. Compensation bonuses for stock came from the equity bonus plan. On March 31, 2011 the Company granted 500,000 stock options to Robert Glaser with an exercise price of $0.05 per share according to his employment contract. The options vest over one year.

See Note 14 for disclosures regarding an amendment to Robert Glaser’s employment contract.

Cynthia Glaser

On January 13, 2011, the Company’s Board of Directors approved the issuance of 150,000 shares of common stock valued at $6,750 to Cynthia Glaser as discretionary compensation bonuses. Compensation bonuses for stock came from the equity bonus plan. On March 31, 2011 the Company granted 125,000 stock options to Cynthia Glaser with an exercise price of $0.05 per share according to her employment contract. The options vest over one year.

At March 31, 2011, the Company owes an entity controlled by Cynthia and Robert Glaser $24,085 for management services previously provided under a consulting contract. Payments to this entity during the year ended March 31, 2011 were $54,500.

Keith Morlock

On the Effective Date, the Company granted 1,100,000 stock options to Keith Morlock with an exercise price of $0.025 per share. The options vest over one year. On January 13, 2011, the Company’s Board of Directors approved the issuance of 500,000 shares of common stock valued at $22,500 to Keith Morlock as discretionary compensation bonuses. Compensation bonuses for stock came from the equity bonus plan. On March 31, 2011 the Company granted 500,000 stock options to Keith Morlock with an exercise price of $0.05 per share according to his employment contract. The options vest over one year.

At March 31, 2011, the Company owes an entity controlled by Keith Morlock $35,411 for management services previously provided under a consulting contract. Payments to this entity during the year ended March 31, 2011 were $16,500. See Note 14 for disclosures regarding an amendment to Keith Morlock’s employment contract.

Grant King

On July 7, 2010, the Company issued 14,000,000 shares of its common stock to Grant King, the Company’s Chief Executive Officer and Director in exchange for the conversion of $357,000 of unpaid, accrued and other compensations due to Mr. King. On the Effective Date, the Company granted 1,100,000 stock options to Grant King with an exercise price of $0.025 per share. The options vest over one year.

On January 13, 2011, the Company’s Board of Directors approved the issuance of 300,000 shares of common stock valued at $13,500 to Grant King as discretionary compensation bonuses. Compensation bonuses for stock came from the equity bonus plan.

See Note 9 for discussion regarding a consulting contract with Grant King.

Note 14 – Subsequent Events

On April 3, 2011, our Board of Directors approved amended employment agreements with Bob Glaser and Keith Morlock effective April 7, 2011. According to the terms of the new agreements, the foregoing officers (1) annual base salaries are: Mr. Glaser $144,000 and Mr. Morlock $144,000 (2) have the opportunity for base salary increases, annual cash and stock option bonuses based on Company performance metrics; and (3) will receive certain expense reimbursement. If any of the officers are terminated without cause, as defined in the agreements, such officer shall be entitled to a payment of eight months of the current base salary and will receive acceleration of vesting of outstanding stock options issued pursuant to the agreements.

On April 4, 2011, the Company granted 3,000,000 stock options to directors of the Company with an exercise price of $0.05 per share. The options vest over one year. Compensation bonuses for stock came from the 2010 Plan.