Form 10-Q
period 2011-06-30
Sustainable Environmental Technologies Corp
filed 2011-08-09
CIK 932136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 8, 2011, there were 219,449,436 shares of the registrant’s common stock issued and outstanding.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe", "anticipate", "expect" and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially. Consequently, all of the forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

The safe harbors of forward-looking statements provided by Section 21E of the Securities Exchange Act of 1934 are unavailable to issuers of penny stock. Our shares may be considered penny stock and such safe harbors set forth under the Private Securities Litigation Reform Act of 1995 may not be available to us.

As used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, "we", "us" or the "Company" or “SET Corp.” means Sustainable Environmental Technologies Corporation and its divisions and subsidiaries.

The following discussion should be read in conjunction with the historical financial statements and related notes thereto of the Company including its Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

ii

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements

iii

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of June 30,	As of March 31,
	2011	2011
Assets
Current assets:
Cash and cash equivalents	$315,593	$105,260
Accounts receivable, net of allowance for doubtful accounts of $6,000 and $6,000, respectively	396,262	367,024
Prepaids and other current assets	81,894	36,962
Current assets of discontinued operations	410	410
Total current assets	794,159	509,656

Property and equipment, net	1,984,919	1,989,892
Other assets	40,230	40,230
Investment, at cost	91,466	91,466
Intangible assets, net	420,992	434,519
Goodwill	66,188	66,188

Total Assets	$3,397,954	$3,131,951

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$535,089	$639,343
Accrued salaries, wages, and related party consulting fees	254,834	239,205
Accrued liabilities	382,861	337,905
State income taxes payable	800	25,823
Related party convertible notes payable, net of discount of $131,828 and $139,196, respectively	216,191	204,509
Notes payable	571,163	579,753
Current liabilities of discontinued operations	48,856	119,424
Total current liabilities	2,009,794	2,145,962

Related party convertible notes payable, long-term, net of discount of $361,555 and $394,308, respectively	1,202,821	1,258,707
Notes payable, long-term	36,457	63,606
Warrant liability	240,544	247,284
Asset retirement obligation	9,900	9,900
Total liabilities	3,499,516	3,725,459

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized;4,582,827 issued at June 30, 2011 and March 31, 2011, none outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized;219,739,436 issued; 219,449,436 outstanding at June 30, 2011 and March 31, 2011	219,449	219,449
Additional paid-in capital	3,627,160	3,454,340
Accumulated deficit	(3,948,171)	(4,267,297)
Total stockholders' deficit	(101,562)	(593,508)

Total Liabilities and Stockholders' Deficit	$3,397,954	$3,131,951

The accompanying notes are an integral part of these consolidated financial statements.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months Ended June 30,
	2011	2010
Revenues:
Water processing	$973,082	$446,281
Reclaimed oil	269,930	-
Total revenues	1,243,012	446,281

Cost of revenues:
Water processing	337,946	171,866
Reclaimed oil	67,152	-
Total cost of revenues	405,098	171,866

Gross profit	837,914	274,415

Operating expenses:
General and administrative	451,989	106,799
Total operating expenses	451,989	106,799

Operating income	385,925	167,616

Other income (expense):
Interest income	7	-
Interest expense	(86,228)	(664)
Change in fair value of derivative liability	6,740	-
Other, net	12,858	-
Total other expense	(66,623)	(664)

Income before provision for income taxes	319,302	166,952

Provision for income taxes	-	-

Net income from continuing operations	319,302	166,952

Net loss from discontinued operations	(176)	-
Net income	$319,126	$166,952

Basic net income available to common stockholders:
Continuing operations	$0.00	$0.01
Discontinued operations	$(0.00)	$-
Net income	$0.00	$0.01

Diluted net income available to common stockholders:
Continuing operations	$0.00	$0.01
Discontinued operations	$(0.00)	$-
Net income	$0.00	$0.01

Weighted average shares - basic	219,449,436	33,333,333
Weighted average shares - diluted	247,305,141	33,333,333

The accompanying notes are an integral part of these consolidated financial statements.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$319,126	$166,952
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt discounts related to beneficial conversion features and warrants	40,121	-
Gain on disposal of assets	(1,795)	-
Change in fair value of derivative liabilities	(6,740)	-
Depreciation and amortization	51,382	22,616
Stock-based compensation	122,820	-
Gain on settlement of accounts payable	(14,653)	-
Change in operating assets and liabilities:
Accounts receivable	(29,238)	(42,889)
Prepaid expenses	(44,932)	1,217
Accounts payable	(92,425)	45,130
Accrued liabilities	42,841	1,223
Income taxes payable	(25,023)	-
Net cash provided by operating activities	361,484	194,249

Cash flows from investing activities:
Purchase of property and equipment	(31,087)	(462,676)
Other assets	-	(30,000)
Net cash used in investing activities	(31,087)	(492,676)

Cash flows from financing activities:
Contributed capital	-	150,000
Payments on related party convertible note payable	(84,325)	-
Payments on notes payable	(35,739)	(2,375)
Net cash provided by (used in) financing activities	(120,064)	147,625

Net increase (decrease) in cash	210,333	(150,802)
Cash - beginning of period	105,260	281,310
Cash - ending of period	$315,593	$130,508

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$33,853	$664
Income taxes	$25,023	$-

Non-cash investing and financing activities:
Purchase of equipment with note payable	$-	$38,745

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements and notes thereto for SET Corp for the year ended March 31, 2011 included in SET Corp’s annual report on Form 10-K and the Pro Water audited financial statements included on Form 8-K filed on November 22, 2010. The Company follows the same accounting policies in the preparation of interim reports.  The financial statements for the three months ended June 30, 2011, are not necessarily indicative of the results expected for the full year.

In addition, the prior comparable periods of operations are limited due to the commencement of Pro Water on October 1, 2009 (“Inception” or the “Acquisition Date”) and due to the change in reporting entity.

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2011 and March 31, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaids, accounts payable, accrued liabilities, notes payable, and convertible notes payable. Fair values for these items were assumed to approximate carrying values because of their short term in nature or they are payable on demand.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at June 30, 2011:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$315,593	$-	$-	$315,593
Total assets measured at fair value	$315,593	$-	$-	$315,593

Liabilities
Derivative instruments	$-	$240,544	$-	$240,544
Total liabilities measured at fair value	$-	$240,544	$-	$240,544

Concentrations

Customer
Currently we are selling our reclaimed oil to one customer. If there was an issue with this customer we have additional oil vendors that would take this position.

The geographic location of the injection well is a direct factor with relation to the radius of customer’s wells that can be economically serviced. While there are several key factors to obtaining new business, the ratio of available business per customer is based solely on the number of wells the customer has within the serviceable radius of the injection well. As new gas wells are developed within the serviceable radius of the well, the ratio of customers to percentage of business will decrease. Until new wells are developed the expected customer to business ratio are not expected to change. During the three months ended June 30, 2011, the Company had two (2) customers that accounted for approximately 98% of its revenue and one (1) customer that accounted for 43% of its accounts receivable at June 30, 2011. During the three months ended June 30, 2010, the Company had one (1) customer that accounted for approximately 81% of its revenue and 75% of its accounts receivable at June 30, 2010. The loss of our injection will customer would have a significant impact on the Company’s financial results.

Investment, at Cost
The Company accounts for their investment in WES using the cost method due to the limited ownership and influence on the entity. Under the cost method, the investment was recorded at cost at the time of purchase. The Company does not adjust this investment unless the investment is considered impaired or there are liquidating dividends, both of which reduce the investment account. The aggregate carrying amount of our cost-method investment at June 30, 2011 was $91,466, representing a 12% ownership in WES. The Company reviews the carrying value of this investment at each balance sheet date. When impairment indicators exist, we generally use discounted cash flow analyses to determine the fair value. During the year ended March 31, 2011, the Company has not recognized any losses related to our cost-method investment in WES. At June 30, 2011, the Company determined that the fair value of the WES investment exceeded its carrying value.

Earnings Per Common Share
Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income available to common shareholders by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an award, if any, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the estimated tax benefits that would be recorded in paid-in capital, if any, when an award is settled are assumed to be used to repurchase shares in the current period.

The following is a summary of outstanding securities which have been included in the calculation of diluted net income per share and reconciliation of net income to net income available to common stock holders the three months ended June 30, 2011:

Three Months Ended June 30, 2011
Weighted average common shares outstanding used in calculating basic earnings per share	219,449,436
Effect of convertible notes payable	23,133,404
Effect of options and warrants	4,722,301
Weighted average common and common equivalent shares used in calculating diluted earnings per share	247,305,141

Net income as reported	$319,126
Add - Interest on convertible notes payable	62,229
Net income available to common stockholders	$381,355

The Company excluded 350,500 options and 13,012,525 warrants from the computation for the three months ended June 30, 2011 as their exercise prices were in excess of the averge closing market price of the Company’s common stock. There were no dilutive securities outstanding for the three months ended June 30, 2010.

Note 3 – Management’s Plans

As shown in the accompanying consolidated financial statements, during the three months ended June 30, 2011, the Company generated operating income from continuing operations before income taxes of $319,302.  As of June 30, 2011, we had a working capital deficit of $1,215,635.  In addition, the Company’s operations are primarily concentrated with one customer which represented 77% of total revenues.  During the three months ended June 30, 2011, the Company generated positive cash flows from operations of $361,484. During the three months ended June 30, 2011, the Company funded operations through cash flows generated from the Pro Water segment. In fiscal 2012, the Company intends to fund operations and pay down liabilities through cash on hand and the positive cash flow being generated by the Pro Water segment. In addition, the Company intends to continue to negotiate the settlement of liabilities incurred in connection with the reverse acquisition of SET Corp. During the three months ended June 30, 2011, the Company settled payables and accrued liabilities of approximately $15,000.

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

Note 4 – Intangible Assets

Customer Relationships

During the three months ended June 30, 2011 and 2010, the Company recorded amortization expense to cost of goods sold related to the customer relationship of $7,195 and 7,200, respectively. The net carrying value of the customer relationship as of June 30, 2011 was $151,850.

Pending Patents

In connection with the pending patents acquired from WES, the Company is amortizing the value of the patents over an estimated life of 15 years, which is the approximate remaining life and projected cash flows of the pending patents. During the three months ended June 30, 2011, the Company amortized $6,333, which is included in general and administrative expense. At June 30, 2011, the net carrying value of the pending patents was $269,142. As of June 30, 2011, none of the contingent consideration under the WES Agreement had been triggered.

Note 5 – Property and Equipment

Property and equipment as of June 30, 2011 and March 31, 2011 consisted of the following:

	June 30, 2011	March 31, 2011

Injection well	$613,976	$613,976
Machinery and equipment	1,422,961	1,393,046
Buildings	7,500	7,500
Land	51,000	51,000
Office equipment, computer software, and furniture and fixtures	30,564	28,464
Accumulated depreciation	(141,082)	(104,094)
Total	$1,984,919	$1,989,892

During the three months ended June 30, 2011 and 2010, the Company recorded depreciation expense of $37,854 and $15,416, respectively.

Note 6 – Discontinued Operations

The financial results of the Company discontinued operations which consist of OC Energy and the wastewater plant for the three months ended June 30, 2011 are as follows:

Three Months Ended June 30, 2011

Product sales	$-
Water treatment royalties	-
Income taxes	-
Loss from discontinued operations after income taxes	$(176)

The following is the combined condensed balance sheets of OC Energy and the wastewater treatment plant as of June 30, 2011 and March 31, 2011:

	June 30,	March 31,
	2011	2011
Assets
Current assets:
Cash and cash equivalents	$410	$410
Total current assets	$410	$410

Liabilities
Current liabilities:
Accounts payable	$17,293	$20,116
Accrued liabilities	31,563	99,307
Total current liabilities	$48,856	$119,423

Management believes there are no contingent liabilities related to discontinued operations. In addition, the Company did not have any discontinued operations for the three months ended June 30, 2010 and thus they are not presented.

Note 7 – Certain Balance Sheet Elements

Accrued Liabilities

At June 30, 2011 and March 31, 2011, the Company had accrued liabilities as follows:

	June 30, 2011	March 31, 2011

Accrued interest	$204,416	$192,162
Royalty payable	71,208	51,798
Other	107,237	93,945
Total	$382,861	$337,905

Asset retirement obligation

As of June 30, 2011, the asset retirement obligation related to the former wastewater plant was $31,563 and was recorded in current liabilities of discontinued operations. The decrease in the asset retirement obligation from $99,307 at March 31, 2011 was due to payments made to vendors working to remediate the land.

Note 8 – Notes Payable

Note Payable to Vendor

On the Effective Date, the Company assumed a promissory note to a vendor in settlement of $410,500 in accounts payable. The vendor manufactured and installed the Company’s discontinued water treatment facility.  The note bears interest at 10% per annum with a one-time default penalty of 10% of the principal balance, and is secured by the Company’s Interceptor Plant contract and the equipment that was manufactured by the vendor.   The Company is currently in default on this note. In addition, the Company has accrued interest and penalties of $179,204 at June 30, 2011.

MOU Note Payable

On the Effective Date, the Company assumed a promissory note of $45,000 in connection with a memorandum of understanding to purchase SET Corp’s discontinued water treatment plant.   The note bears interest at 10% with a default rate of 18%.   As of June 30, 2011, the note is in default and interest is being accrued at the default rate.

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

Convertible Note Payable to WES

On August 27, 2010, in connection with the WES Agreement, the Company issued a convertible promissory note to WES in the amount of $200,000, without interest or maturity, convertible into Company common stock at a rate of $0.35 per share. The convertible note payable is payable at the Company’s discretion. The note is secured by the Technology. On the date of issuance, no beneficial conversion feature was present. The Company determined that they would pay the note in approximately 15 years. Thus, the Company recorded a discount of 11% in the amount of $157,159 against the notes. The discount will be amortized to interest expense over the period of estimated maturity using the effective interest method. During the three months ended June 30, 2011, the Company recorded interest expense of $2,619 and the note had an unamortized discount of $148,429.

Equipment Loan

In June 2010, the Company entered into a note payable agreement with an equipment provider for a machine in the amount of $38,745. The note bears interest at 7.25% per annum and is payable in 24 equal installments of $1,739, with the first installment due in July 2010. As of June 30, 2011, the amount due on this loan was $19,036.

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

On January 14, 2011, the terms of the convertible note were amended. As of the date of the amendment, the unpaid principal amount was $1,880,000. Under the terms of the new agreement, the term of the note was extended to five years and all accrued interest was forgiven. The Company is to make 60 monthly payments of $35,478 commencing January 2011 and concluding December 2015. All other terms, including conversion and interest rates remained the same. The effective interest rate for the three months ended June 30, 2011 was 10%. Under ASC 470, Debt, the Company accounted for the change in terms of the debt as an extinguishment of the debt due to the significant change in the repayment period which impacted the expected cash flows in excess of 10%. Thus, the unamortized discount of $183,333 was removed and a new discount, with a beneficial conversion feature of $400,000 was recorded. Due to Geicke being a significant shareholder, no gain or loss was recorded and the result of the extinguishment was recorded to additional paid in capital. In addition, due to the extension of the payment terms, the Company has reflected $1,364,376 as long term on the accompany consolidated financial statements which represents amounts due in excess of one year per the payment schedule from the June 30, 2011 balance sheet date. In addition, at June 30, 2011, the $344,984 unamortized discount which at June 30, 2011 on the note was allocated between short and long term based on the expected annual amortization of which $131,828 has been allocated to short-term portion with the remaining $213,126 allocated to long-term portion.

During the three months ended June 30, 2011, the Company amortized $37,502 of the discount to interest expense using the effective interest method.

Note Payable to Vendor for Settlement of Accrued Liability

The agreement With Yates Petroleum; dated November 30, 2010 requires that SET Corp pay $175,000 at 10% interest for a 24 month period and remove and remediate the effluent pond.  The Company has made its required payments on this note and the balance on the note as of June 30, 2011 was $123,962.

Note 9 – Stockholders’ Deficit

Increase in Authorized Shares

On July 8, 2011, the Company’s Board of Directors voted to increase the amount of authorized common shares from 300 million to 400 million. The increase requires shareholder approval prior to becoming effective.

Common Stock Issued to Related Parties for Accrued Liabilities and Services

On December 31, 2010, the Company entered into a twenty-four (24) month consulting agreement with Grant King, former Officer and Director of the Company. Under the agreement, the Company agreed to issue a total of 8,000,000 shares of common stock in 2,000,000 increments every six months, payable at the beginning of each six-month period. On the date of the agreement, the Company valued the 8,000,000 shares at $400,000 based upon the closing market price of the Company’s common stock.  The value of the shares will be expensed over the two year service period. On January 5, 2011, the Company issued the first 2,000,000 shares of common stock pursuant to the consulting agreement. During the three months ended June 30, 2011, the Company recorded compensation expense of $50,000 to general and administrative expenses.

Note 10 – Options and Warrants

Options

On April 4, 2011, the Company granted 3,000,000 stock options to directors of the Company with an exercise price of $0.05 per share. The options vest over one year. Compensation bonuses for stock came from the 2010 Plan.

On May 9, 2011, the Company granted 550,000 stock options to a consultant with an exercise price of $0.06 per share from the 2010 Plan. The options immediately vested on the date of issuance.

These stock options do not trade in an active securities market, and as such, we estimate the fair value of these options using the Black-Scholes option pricing model using the following weighted average assumptions:

Annual dividend yield	-
Expected life in years	3.0
Risk-free interest rate	1.19%
Expected volatility	264%

Stock compensation expense recorded in general and administrative expense in the statements of income for the three months ended June 30, 2011 and 2010 was $122,820 and $0, respectively.

The following is a summary of activity of outstanding stock option activity for the three months ended June 30, 2011:

Number
of Shares
Balance, March 31, 2011	9,028,955
Options granted	3,550,000
Options exercised	-
Options cancelled or forfeited	(1,728,455)

Balance, June 30, 2011	10,850,500

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

Warrants

On the Effective Date, the Company assumed 5,641,024 of the predecessor entity’s issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. Currently, these warrants have an exercise price of $0.78 and expire in May of 2013; however, these warrants have exercise price reset features in the event the Company issues common stock below the exercise price of the warrants.  During the three months ended June 30, 2011, the Company recorded income of $6,740 for the change in fair value of the warrant liability. As of June 30, 2011, the warrant liability was $240,544.

The following is a summary of activity of outstanding common stock warrants for the three months ended June 30, 2011:

Number
Of Shares

Balance, March 31, 2011	20,412,525
Warrants granted	-
Warrants exercised	-
Warrants cancelled or forfeited	(7,400,000)
Balance, June 30, 2011	13,012,525

Note 11 – Commitments and Contingencies

Employment Agreements

On November 1, 2010, our Board of Directors approved employment agreements effective November 1, 2010 with various employees. According to the terms of the agreements (1) annual base salaries are:: Mr. Glaser $120,000, Mr. Morlock $120,000, and Mrs. Glaser $76,000; (2) have the opportunity for base salary increases, annual cash and stock option bonuses based on Company performance metrics; and (3) will receive certain expense reimbursement. If any of the officers are terminated without cause, as defined in the agreements, such officer shall be entitled to a payment of eight months of the current base salary (six months for Mrs. Glaser) and will receive acceleration of vesting of outstanding stock options issued pursuant to the agreements. See below for discussion regarding amendments to Robert Glaser and Keith Morlock.

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

Note 12 – Segment Information

The Company reports information about operating segments, as well as disclosures about products and services and major customers. Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance. Management has determined that the water disposal operations of DIW (“Pro Water”) and the operations of SET Corp (“SET Corp”) should be disclosed separately as management reviews financial statements for these entities separately and makes decisions independently of the other entities included within the Company’s financial statements. All intercompany transactions between the reportable segments are eliminated upon consolidation of the Company. At June 30, 2011, the Pro Water segment is the only revenue producing segment, see revenue recognition policy for how revenues are recorded. The Company operates in one geographic area.

The Company evaluates the performance of its segments based on net income (loss) from continuing operations. Certain income and charges are not allocated to segments in the Company’s management reports because they are not considered in evaluating the segments’ operating performance. The following is a summary of information about profit or loss and assets by segment:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2011			June 30, 2010
	Pro Water	SET Corp	Total	Pro Water	SET Corp	Total
Revenues	$1,243,012	$-	$1,243,012	$446,281	$-	$446,281
Cost of revenues	405,098	-	405,098	171,866	-	171,866

Gross profit	837,914	-	837,914	274,415	-	274,415

Operating expenses:
General and administrative	97,713	354,276	451,989	106,799	-	106,799
Total operating expenses	97,713	354,276	451,989	106,799	-	106,799

Operating income	740,201	(354,276)	385,925	167,616	-	167,616

Other income (expense):
Interest income	7	-	7	-	-	-
Interest expense	(25,937)	(60,291)	(86,228)	(664)	-	(664)
Change in fair value of derivative liability	-	6,740	6,740	-	-	-
Other, net	(1,795)	14,653	12,858	-	-	-
Total other expense	(27,725)	(38,898)	(66,623)	(664)	-	(664)

Income (loss) before provision for income taxes	712,476	(393,174)	319,302	166,952	-	166,952

Provision for income taxes	-	-	-	-	-	-

Net income (loss) from continuing operations	712,476	(393,174)	319,302	166,952	-	166,952

Net loss from discontinued operations			(176)			-
Net income			$319,126			$166,952

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

As of June 30, 2011, primarily all of the assets, with the exception of the SET Corp’s cost investment in WES of $91,466, pending patents of $269,142 and assets of discontinued operations of $410, were within the Pro Water segment. All assets were located with the United States.

Note 13 – Subsequent Events

See Note 9 regarding increase in authorized common shares.

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

Organizational History

We were incorporated on July 21, 1985 with the name International Beauty Supply Ltd under the laws of the state of California.  On May 28, 1993, we filed an amendment to the articles of incorporation to change our name to L.L. Knickerbocker Co., Inc.  On January 9, 2003, we filed an amendment to the articles of incorporation to change our name to RG Global Lifestyles, Inc.  On July 28, 2010, we filed an amendment to the articles of incorporation to change our name to our current name Sustainable Environmental Technologies Corporation.

The Corporation is authorized to issue three hundred million (300,000,000) shares of Common Stock, $0.001 par value per share, and 10,000,000 shares of Preferred Stock, $0.001 par value per share.

General Overview of Business

Our business objective is dedicated to responsible resource utilization through environmentally sustainable technologies. Headquartered in Southern California, our objective is to set the standard for responsible principles of sustainable development.  Through patented technologies and strategic acquisitions, we intend to solve environmental issues with an economic advantage to the consumer. Our technologies are intended to limit our customer’s environmental impact while conserving valuable and diminishing natural resources.

Current and future services include, and are expected to include, innovative echo-technologies that provide patented treatment, recovery, reclamation and re-injection services for produced water (associated with the oil and gas industry) and complete sustainable energy solutions that bridge the gap between existing energy sources and the sustainable energy sources.  Such design and application will meet the needs of tomorrow, by preserving the natural resources of today.  We also provide customized services that include design, construction management, operation and maintenance services, and equipment manufacturing for the industrial and municipal sectors.  With strategic partnerships, through prominent global manufacturers and distributors, we have access to a worldwide sales and distribution network.

Principal Products and Services

Pro Water Injection Well
Through the Pro Water Agreement, the Company acquired Pro Water’s Blue bench Deep Injection Well (“DIW”).  The DIW is owned and operated in Duchesne, Utah and is one of the few, if not the only, available methods for disposing “Produced Water” in that location.  Produced Water is water that is created when drilling for oil and gas.  What the DIW does is take the Produced Water brought in from customers in Duchesne, Utah and convert that Produced Water into clean water which can be reused when drilling for oil and gas.

The DIW resides on two five-acre parcels. With the exception of a few outlying buildings, the DIW has been completely redesigned to increase the capacity for production and allow the DIW to operate during the winter months. With the completion of the upgrades and automation, the redesigned DIW is capable of handling over 7,000 barrels per day of Produced Water.  Efficiency and automation designs allow the DIW to operate with minimal labor while achieving maximum production results. The DIW serves as a show piece, as it is a modern and innovative injection well.

As of this June 30, 2011 we are in the process of the beginning preparations for a research and development laboratory. We will utilize this laboratory to efficiently test, develop and implement our technologies.  This steady stream of produced water, from various customers allows the development and testing of technologies without the disadvantages of relying on single third party producers, which negatively affected the operations of oil and gas rigs.

Because the DIW is such an innovative and important technology to sustainable energy, we acquired Pro Water to expand our water processing services for the disposal of Produced Water. Through Pro Water’s DIW, we have established a customer base in such location that is currently generating positive monthly cash flows.  Furthermore since January of 2011, business at the DIW has steadily increased as local governments increase regulations and restrictions for disposing produced water. While there are several key factors to obtaining new business, the ratio of available business per customer is based solely on the number of oil and gas wells the customer has within the serviceable radius of the injection well.  As new gas wells are developed within the serviceable radius of the well, the ratio of customers to percentage of business will decrease.

DynIX™ Technology

The Company, under the name SET Corp, manufactures plants that utilize its proprietary (DynIX™) wastewater treatment technology, based on an ion-exchange process for the treatment and reclamation of Produced Water, from the oil and gas industry. The DynIX™ Technology can be used as a pretreatment that allows systems such as RO filtration to work more efficiency or as a standalone system that removes sodium and other pollutants from Produced Water allowing it to be returned to the environment within local, state and federal environmental compliance regulations. The successful removal of the treated Produced Water in turn allows energy companies to harvest and sell methane, gas and oil associated with such fields. The Company receives a royalty from the customer for every barrel of Produced Water treated and purified.

In April of 2008, we constructed and successfully tested its first plant in Wyoming in connection with an agreement with Yates Petroleum, Inc. This agreement is structured on a “build, own and operate” economic model whereby we provided a “turnkey” plant to Yates Petroleum and charges a royalty per barrel of cleaned Produced Water. The Company received a fixed royalty for every barrel of Produced Water treated and purified and maintained ownership of the equipment under a five year contract.  After unsuccessfully attempting to negotiate a higher royalty rate, the Company decided to shut the plant down until a buyer could be found.  Subsequent to the shutting down the plant, Yates Petroleum, Inc. cancelled its agreement with the Company.

Recently, the Company has changed its strategy from solely a build to sell manufacturing environment to include a royalty based model whereby the Company would license its DynIX™ Technology to achieve royalty income.

MultiGen Technology

Lastly, we own the MultiGen technology which combines a number of highly efficient, reliable, low emission and commercially proven propriety technologies with its own patent-pending water making technology. This unique integrated solution includes an air to water maker, air-cooled absorption chiller(s), natural gas turbine, and heat exchanger, together with a gas compressor, pump, exhaust ducting and controls.   Combined cooling, heating and power (CCHP) techniques such as tri-generation, used by MultiGen, are employed to generate a number of useful energy products using a single fuel source enabling many functions to operate simultaneously. This includes pure water making, clean electricity generation, hot and chilled water, hot and cooled air for heating and cooling. The efficiencies and financial savings when compared to using grid supplied power for the same functions are significant.There is also an option to add an automatic power controller that supplies the right amount of voltage and current to the loads to function optimally.

 Operational History

Pro Water
On July 7, 2010, we entered into an agreement (the "Pro Water Agreement") to acquire 100% of the equity interests of Pro Water, LLC (“Pro Water”), a Utah limited liability company, from its sole  member, Metropolitan Real Estate, LLC (the “Metropolitan”), a New York limited liability company. Metropolitan is an entity controlled by Horst Franz Geicke a beneficial owner of the Company.  Pro Water’s sole business is its ownership and operation of an injection well disposal refinery (“DIW”) in Duchesne, Utah.  In exchange for the purchase of the membership interest of Pro Water, we assumed all Pro Water debts, 20,000,000 shares of our restricted common stock were to be issued, and a secured convertible promissory note (the "Pro Water Note") was to be issued.  The amount of the Pro Water Note was in the amount of $2,000,000, at an interest rate of 5% per annum,  payable quarterly over a period of one year commencing on the closing date of the Pro Water Agreement.   In addition, the Pro Water Note had a conversion feature, which at the sole option of the holder, would convert the Pro Water Note into shares of restricted common stock at a price of $0.10 per share.  The Pro Water Note is secured by all of the assets of Pro Water and the wastewater treatment facility owned by us. Subsequent to the closing of the Pro Water Agreement, Pro Water became our wholly-owned subsidiary.

On July 12, 2010, the terms of the Pro Water Agreement were amended whereby the number of shares of common stock paid to Metropolitan was increased to 33,333,333 (from 20,000,000).  In addition, the conversion rate of the Pro Water Note was also amended.  Previously the Pro Water Note was to be converted at $0.10 per share, however the Pro Water Note was at amended so that $1,600,000 of the Pro Water Note would be converted at $0.20 per share and $400,000 would be converted at $0.025 per share.  The Pro Water Note was also amended to have the following payment schedule: i) $100,000 paid on or before September 30, 2010; ii) $200,000 paid on or before December 31, 2010; iii) $200,000 paid on or before March 31, 2011 and vi) the remaining amount of $1,500,000 with unpaid interest on or before June 30, 2011. The $100,000 payment due in September 2010, was paid in October of 2010.

On January 14, 2011, the terms of the Pro Water Note were amended for a second time. As of the date of the second amendment, the unpaid principal amount was $1,880,000. Under the terms of the second amendment, the term of the Pro Water Note was extended for five (5) years and all accrued interest was forgiven.  In addition, our payments were to be in sixty (60) monthly payments of $35,478 commencing, January of 2011 and concluding December of 2015. All other terms, including conversion and interest rates have remained the same as in the first amendment to the Pro Water Note. The Company accounted for the change in terms of the debt as an extinguishment of the debt due to the significant change in the repayment period.

The acquisition of Pro Water was accounted for as a reverse acquisition in accordance with Accounting Standards Codification (“ASC”) 805 Business Combinations. We determined for accounting and reporting purposes that Pro Water was the acquirer because of the significant holdings and influence of Horst Franz Geicke before and after the acquisition. As a result of the transaction, Horst Franz Geicke, individually and through entities of which he has common control (the “Control Group”) owned in excess of 44% of issued and outstanding common stock of the Company on a diluted basis.

The ownership in the Company by the Control Group could have a significant influence on the direction and management of the Company.  Such influence could have been exerted through voting agreements which expired in January of 2011.  In connection with the Pro Water acquisition, certain members of management entered into voting agreements in which the Control Group could have elected, appointed or removed a majority of the members of the governing body of the Company. The Control Group could additionally have influenced on the Company because they have provided funding for operations of the Company, prior to the acquisition of Pro Water in an attempt to settle the debts of the Company.  The Control Group had additional influence through the Pro Water Note which was due and payable to Metropolitan, who is part of the Control Group.  Lastly, Pro Water is significantly larger than the Company in terms of assets and operations. Thus, the future operations of Pro Water will be the Company’s intended primary operation and thus more indicative of the operations of the consolidated entity on a going forward basis.

DynIX™ Technology

The Company has has signed licensing agreements for Australia and Asia with World Environmental Solutions Pty Ltd (“WES”).  However, currently there are no definitive agreements. Currently there are no pending agreements for DynIX™.

MultiGen
On August 27, 2010, we entered into a Technology Purchase Agreement with World Environmental Solutions Pty Ltd, an Australian company (“WES”).  In exchange for a 12% investment in WES, we purchased certain technologies, including all intellectual property rights and pending patents of WES.  Such patents and patent applications include patent  number 2008 8237617 and patent application number 12/261585.  Both are related to water extraction and electricity generation referred to as MultiGen.

The Company expects to deliver its first MultiGen unit to Australasia in August of 2011.  This model represents the first in a line of units that is able to produce water from the air, while overcoming the excessive energy demands of previous models of this type of equipment.

Prior Company Businesses

Prior to our business of the development of sustainable environmental technologies, the Company, under prior management, was involved in several business ventures including energy drinks, nutraceuticals, and other consumer, retail and commercial ventures, all of which have been abandoned.

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

Results of Operations for The Three Months Ended June 30, 2011 And 2010

The following table summarizes the results of continuing operations amounts of the Company for the periods and dates shown:

	Three Months Ended June 30,
	2011	2010
Combined Statement of Operations Data:
Revenue	$1,243,012	$446,281
Cost of revenue	405,098	171,866
Operating expenses	451,989	106,799
Operating income	385,925	167,616
Other expense	(66,623)	(664)
Income from continuing operations	319,302	166,952
Net income	$319,126	$166,952

Revenues increased $796,731 or 179%, for the three months ended June 30, 2011 compared to the corresponding period of the prior year. This increase resulted from a 164% increase in revenue from its major customer that accounted for 77% of revenue compared to 81% for the corresponding prior period. The increase in revenue is due to the complete redesign and upgrade of the DIW and management’s decision to implement temporary receiving facilities during the redesign process.  By guaranteeing customers that they would receive uninterrupted service, the temporary receiving facilities allowed management to secure customers several months in advance of the upgrade completions.  Furthermore by providing customers with exceptional customer service and competitive pricing that does not fluctuate significantly, management has created a marketing edge that separates the DIW from that of local competition.  Due to improvements made subsequent to the prior comparable period, the injection well is automated and fully winterized.  The injection well not only has additional capacity but its increased efficiency for processing produced water, allows four trucks to simultaneously unload.  This greatly reduces wait times and ultimately results in the Company and our customers saving both time and money.

Cost of revenue increased $233,232 or 136%, for the three months ended June 30, 2011 compared to the corresponding period of the prior year. As a percentage of revenues, cost of revenue was 33% compared to 39% in the prior year period. Items included within cost of revenues represent labor, depreciation and amortization, equipment rental, supplies, utilities, repair and maintenance. Principal factors contributing to the increase in cost of revenue included additional depreciation due to improvements made to the injection well subsequent to the prior comparable period and an increase in variable expenditures such as utilities due to the increased barrels produced. Payroll related costs are primarily fixed due to the minimal staffing required to monitor the facility and thus do not fluctuate significantly from period to period.

Total operating expenses increased $345,190 or 323% for the three months ended June 30, 2011 compared to the corresponding period of the prior year due to the increased operations. Operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, depreciation and amortization, legal expense, information systems expense, product marketing, and sales expense.  Increases expenditures included approximately $123,000 for stock based compensation, $62,000 in professional fees, $91,000 in salaries and wages, $53,000 in consulting agreements, and general corporate expenditures for the Company for rent, utilities, etc in which were not present in the previous comparable period.

Total other expense increased $65,959 or 9,934% for the three months ended June 30, 2011 compared to the corresponding prior period due to an increase in financing activities. Other income (expense) includes interest income, interest expense, change in fair value of derivative liability, and gain on settlement of payables and accrued liabilities. The increase during the current period was primarily related to $37,502 of amortization expense related to the beneficial conversion feature recorded in connection with the $2.0 million note payable to the former shareholder of Pro Water.

Segment Results for the Three Months Ended June 30, 2011 and 2010

The following should be read in conjunction with the quarterly financial results of fiscal 2011 for each reporting segment. See “Notes to Consolidated Financial Statements, Note 12 — Segment Information.” The Company evaluates the performance of its segments based on net income (loss) from continuing operations. Certain income and charges are not allocated to segments in the Company’s management reports because they are not considered in evaluating the segments’ operating performance. The following is a summary of information about profit or loss by segment:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2011			June 30, 2010
	Pro Water	SET Corp	Total	Pro Water	SET Corp	Total
Revenues	$1,243,012	$-	$1,243,012	$446,281	$-	$446,281
Cost of revenues	405,098	-	405,098	171,866	-	171,866

Gross profit	837,914	-	837,914	274,415	-	274,415

Operating expenses:
General and administrative	97,713	354,276	451,989	106,799	-	106,799
Total operating expenses	97,713	354,276	451,989	106,799	-	106,799

Operating income	740,201	(354,276)	385,925	167,616	-	167,616

Other income (expense):
Interest income	7	-	7	-	-	-
Interest expense	(25,937)	(60,291)	(86,228)	(664)	-	(664)
Change in fair value of derivative liability	-	6,740	6,740	-	-	-
Other, net	(1,795)	14,653	12,858	-	-	-
Total other expense	(27,725)	(38,898)	(66,623)	(664)	-	(664)

Income (loss) before provision for income taxes	712,476	(393,174)	319,302	166,952	-	166,952

Provision for income taxes	-	-	-	-	-	-

Net income (loss) from continuing operations	712,476	(393,174)	319,302	166,952	-	166,952

Net loss from discontinued operations			(176)			-
Net income			$319,126			$166,952

Pro Water

All revenues and cost of revenues are associated with the Pro Water segment. See explanation above regarding changes in revenues and cost of revenues.

Total operating expenses decreased $9,086 or 9% for the three months ended June 30, 2011 compared to the prior period presented due to improvements made to the injection well of the Company as discussed above. Also as a result, as a percentage of revenue, operating expenses decreased from 24% to 8% due to the significant improvement in revenue.

Total other expense increased $27,061 or 4,075% for the three months ended June 30, 2011 compared to the prior period presented due to an increase in financing activities. Other income (expense) includes interest income and interest expense. The increase during the current period was primarily related to approximately $26,000 of amortization expense related to the beneficial conversion feature allocated to Pro Water in connection with the $2.0 million note payable to the former shareholder of Pro Water.

SET Corp

There is no revenue generated by this segment for any of the periods presented. In addition, the historical results of operations for SET Corp are not presented for the three months ended June 30, 2010 due to the reverse acquisition requiring the historical information of Pro Water to be presented for the three months ended June 30, 2010.

Total operating expenses for the three months ended June 30, 2011 were $354,726. Operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, depreciation and amortization, legal expense, information systems expense, product marketing, sales expense and research and development expenses.  Expenditures included approximately $100,000 for stock based compensation, $62,000 in professional fees, $45,000 in salaries and wages, $53,000 in consulting agreements, and general corporate expenditures for SET Corp for rent, utilities, etc in which were not present in the previous comparable period.

Total other expense for the three months ended June 30, 2011were $38,898. Other expense was the result of financing activities. Other income (expense) includes interest expense, change in fair value of derivative liability, and other.

Liquidity And Capital Resources

As shown in the accompanying consolidated financial statements, during the three months ended June 30, 2011, the Company generated operating income from continuing operations before income taxes of $319,302.  As of June 30, 2011, we had a working capital deficit of $1,215,635.  In addition, the Company’s operations are primarily concentrated with one customer which represented 77% of total revenues during the three months ended June 30, 2011.  During the three months ended June 30, 2011, the Company generated positive cash flows from operations of $361,484. During the three months ended June 30, 2011, the Company funded operations through cash flows generated from the Pro Water segment. In addition, in January 2011 management refinanced the convertible note in connection with the Pro Water segment for an increased period of five years. The refinancing of the convertible note payable in connection with the Pro Water acquisition has allowed management to utilize current cash flow to effectively pay down existing debt and provide the necessary capital for future growth. In fiscal 2012, the Company intends to fund operations and pay down liabilities through cash on hand and the positive cash flow being generated by the Pro Water segment. In addition, the Company intends to continue to negotiate the settlement of liabilities incurred in connection with the reverse acquisition of SET Corp.

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

OPERATING ACTIVITIES

Cash provided by operating activities during the three months ended June 30, 2011 and 2010 were $361,484 and $194,249, respectively.  In 2011, this was the result of a net income of $319,126 offset by non-cash and non-operating items (depreciation, stock-based compensation, change in fair value of warrant liability, gain on settlement of accounts payable, and interest expense from the amortization of debt discounts) totaling $191,135 and net usage of current assets and liabilities of $148,777. In 2011, the usage of cash was primarily due to the increase in our operations which caused assets such as accounts receivable and prepaids to increase. In addition, we have made an effort to decrease our accounts payable. In 2010, the increase in cash is directly related to the Company extending payments on accounts payable to preserve capital.

INVESTING ACTIVITIES

Cash used in investing activities during the three months ended June 30, 2011 and 2010 were $31,087 and $492,676, respectively. In 2011 and 2010, the primary investing activity was purchase of fixed assets related to the injection well of $31,087 and $462,676. Significant expenditures were made by the Company to automate, winterize and add additional stations to the injection well for increased production.

FINANCING ACTIVITIES

Financing cash flows used in the three months ended June 30, 2011 amounted to $120,064 and consisted of payments of $84,325 on a related party convertible note payable, and $35,739 of payments on notes payable. In the 2010 period, financing cash flows amounted to $147,625 and consisted of capital contributions of $150,000. These contributions were necessary to fund operations and make improvements to the DIW.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable because the Company is a smaller reporting company.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by SEC Rule 13a-15 or Rule 15d-15, our Chief Executive and Principal Accounting Officers carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures are effective  as of June 30, 2011 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting Officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, we remediated the following material weakness:

·	Lack of procedures and/or expertise needed to prepare all required financial disclosures; and evidence that employees lack the qualifications and training to fulfill their assigned functions.

This material weakness was first identified by our former Chief Executive and Principal Accounting Officer during the year ended March 31, 2008. We were required to restate our September 30, 2010 quarterly financial statements in May of 2011 due to the identification of a material error in connection with the recording and amortization of a beneficial conversion feature on a convertible note. The error was initially discovered in November 2010 by the Company’s financial reporting expert. This weakness no longer exists as of the June 30, 2011 reporting date. We remediated the material weaknesses by implementing additional policies, procedures, and controls to address these issues in December 2010 and January 2011. To address these issues we hired two accountants to assist in the day to day operations of the Company and to elevate some of the staffing, supervision and segregation of duties issues. In addition, we engaged a consultant in which is a certified public accountant with significant experience in technical accounting issues and SEC reporting to assist in the accurate preparation of the Company’s financial reporting. This additional accounting staff and consultant are assisting us in improving our internal and external reporting including improving our procedures regarding appropriate segregation of duties, authorization and substantiation of cash disbursements, the preparation of monthly reconciliations, timely review of these reconciliations, the identification, research and recording of difficult accounting transactions and accurate external reporting.

Other than the foregoing, there have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None,

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

None.

Item 5. Other Information

None.

Item 6. Exhibits.

The following Exhibits are filed incorporated by this reference as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Document
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document