Form 10-Q/A
period 2011-06-30
Sustainable Environmental Technologies Corp
filed 2011-09-21
CIK 932136

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 8, 2011, there were 219,449,436 shares of the registrant’s common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends the Quarterly Report on Form 10-Q of Sustainable Environmental technologies Corporation (the “Company”, “we” or “us”), for the quarter ended June 30, 2011, as originally filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2011 (the “Original Filing”). This Amendment No. 1 is being filed to include a signature block that was inadvertently left out of the Original Filing.

In accordance with Rule 12b-12 under the Securities Exchange Act of 1934, as amended, updated certifications by our chief executive officer and chief financial and chief accounting officer are filed as exhibits to this Amendment No. 1.  Except as stated above, this Amendment No. 1 does not amend, update or change the financial statements or any other items or disclosures contained in the Original Filing and does not otherwise reflect events occurring after the filing of the Original Filing.   Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and our other filings with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION

Signature	Title	Date

/s/ Robert Glaser
Robert Glaser	Chief Executive Officer	September 20, 2011

/s/ Cynthia Glaser
Cynthia Glaser	Principal Accounting Officer	September 20, 2011