Form 10-Q
period 2011-09-30
Sustainable Environmental Technologies Corp
filed 2011-11-08
CIK 932136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 8, 2011, there were 221,449,436 shares of the registrant’s common stock issued and outstanding.

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

The following discussion should be read in conjunction with the historical financial statements and related notes thereto of the Company filed with the Securities and Exchange Commission including our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of September 30, 2011	As of March 31, 2011
Assets
Current assets:
Cash and cash equivalents	$340,985	$105,260
Accounts receivable, net of allowance for doubtful accounts of $6,000 and $6,000, respectively	356,331	367,024
Prepaids and other current assets	85,510	36,962
Current assets of discontinued operations	410	410
Total current assets	783,236	509,656

Property and equipment, net	2,041,774	1,989,892
Other assets	40,230	40,230
Investment, at cost	-	91,466
Intangible assets, net	283,743	434,519
Goodwill	66,188	66,188

Total Assets	$3,215,171	$3,131,951

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$449,205	$639,343
Accrued salaries, wages, and related party consulting fees	222,581	239,205
Accrued liabilities	375,993	337,905
State income taxes payable	800	25,823
Related party convertible notes payable, net of discount of $124,418 and $139,196, respectively	227,969	204,509
Notes payable	586,748	579,753
Current liabilities of discontinued operations	9,765	119,424
Total current liabilities	1,873,061	2,145,962

Related party convertible notes payable, long-term, net of discount of $184,829 and $394,308, respectively	1,089,795	1,258,707
Notes payable, long-term	14,581	63,606
Warrant liability	420,153	247,284
Asset retirement obligation	9,900	9,900
Total liabilities	3,407,490	3,725,459

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 4,582,827 issued at September 30, 2011 and March 31, 2011, none outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 221,449,436 and 219,739,436 issued; 219,449,436 and 219,449,436 outstanding at September 30, 2011 and March 31, 2011, respectively	221,449	219,449
Additional paid-in capital	3,543,600	3,454,340
Accumulated deficit	(3,957,368)	(4,267,297)
Total stockholders' deficit	(192,319)	(593,508)

Total Liabilities and Stockholders' Deficit	$3,215,171	$3,131,951

The accompanying notes are an integral part of these consolidated financial statements.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Water processing	$887,073	$646,193	$1,860,155	$1,092,474
Reclaimed oil	214,620	-	484,550	-
Total revenues	1,101,693	646,193	2,344,705	1,092,474

Cost of revenues:
Water processing	375,968	166,152	713,914	330,818
Reclaimed oil	79,246	-	146,398	-
Total cost of revenues	455,214	166,152	860,312	330,818

Gross profit	646,479	480,041	1,484,393	761,656

Operating expenses:
General and administrative	347,751	458,091	799,740	572,090
Selling and marketing	-	219	-	219
Research and development	99,144	-	99,144	-
Total operating expenses	446,895	458,310	898,884	572,309

Operating income	199,584	21,731	585,509	189,347

Other income (expense):
Interest income	21	32	28	32
Interest expense	(74,254)	(520,107)	(160,482)	(520,771)
Change in fair value of derivative liability	(179,609)	(105,081)	(172,869)	(105,081)
Other, net	45,079	4,068	57,937	4,068
Total other expense, net	(208,763)	(621,088)	(275,386)	(621,752)

Income (loss) before provision for income taxes	(9,179)	(599,357)	310,123	(432,405)

Provision for income taxes	-	-	-	-

Net income (loss) from continuing operations	(9,179)	(599,357)	310,123	(432,405)

Net loss from discontinued operations	(18)	(369)	(194)	(369)
Net income (loss)	$(9,197)	$(599,726)	$309,929	$(432,774)

Basic net income (loss) available to common stockholders:
Continuing operations	$(0.00)	$(0.00)	$0.00	$(0.00)
Discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net income (loss)	$(0.00)	$(0.00)	$0.00	$(0.00)

Diluted net income (loss) available to common stockholders:
Continuing operations	$(0.00)	$(0.00)	$0.00	$(0.00)
Discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net income (loss)	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average shares - basic	219,710,306	194,130,391	219,580,584	114,171,198
Weighted average shares - diluted	219,710,306	194,130,391	247,027,973	114,171,198

The accompanying notes are an integral part of these consolidated financial statements.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$309,929	$(432,774)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of debt discounts related to beneficial conversion features and warrants	77,574	482,332
Gain on disposal of assets	(1,795)	-
Change in fair value of derivative liabilities	172,869	105,081
Depreciation and amortization	91,739	37,506
Stock-based compensation	174,383	46,290
Gain on settlement of accounts payable	(59,732)	-
Change in operating assets and liabilities:
Accounts receivable	10,693	(76,385)
Prepaid expenses	(23,798)	(48,675)
Accounts payable	(145,257)	39,201
Accrued liabilities	17,157	182,325
Income taxes payable	(25,023)	(26,099)
Net cash provided by operating activities	598,739	308,802

Cash flows from investing activities:
Purchase of property and equipment	(126,525)	(711,896)
Cash provided by reverse acquisition	-	36,040
Net cash used in investing activities	(126,525)	(675,856)

Cash flows from financing activities:
Contributed capital	-	150,000
Proceeds from sale of common stock	-	142,500
Payments on related party convertible note payable	(169,709)	-
Payments on notes payable	(66,780)	(3,166)
Net cash provided by (used in) financing activities	(236,489)	289,334

Net increase (decrease) in cash	235,725	(77,720)
Cash of discontinued operations	-	(410)
Cash - beginning of period	105,260	281,310
Cash - ending of period	$340,985	$203,180

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$58,266	$-
Income taxes	$25,023	$-

Non-cash investing and financing activities:
Issuance of common stock in settlement of accounts payable and accrued liabilities	$-	$853,812
Issuance of convertible note in connection with Pro Water acquisition	$-	$2,000,000
Issuance of convertible note, common stock, and warrants for cost investment and pending patents	$140,000	$376,440
Issuance of common stock in connection with convertible debt and accrued interest	$-	$825,000

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

Current and future services include, and are expected to include innovative eco-technologies that provide patented treatment, recovery, reclamation and re-injection services for produced water (associated with the oil and gas industry) and complete sustainable energy solutions that that bridge the gap between existing energy inefficient buildings and the sustainable development and design needs of tomorrow.

In addition to these areas of expertise, SET Corp provides customized services that include design, construction management, operation and maintenance services, and equipment manufacturing for industrial and municipal sectors.  With strategic partnerships, through prominent global manufacturers and distributors, SET Corp has access to a worldwide sales and distribution network.  Currently, our revenues are derived within the United States; however, we are expanding in the Australia/Asia region through a Master Distribution agreement with World Environmental Services, see below.

MultiGen

On August 27, 2010, we entered into a Technology Purchase Agreement with World Environmental Solutions Pty Ltd, an Australian company (“WES”).  In exchange for an investment in WES, we purchased certain technologies, including all intellectual property rights and pending patents of WES.  Such patents and patent applications include patent number 20088237617 and patent application number 12/261585.  Both patents relate to the water extraction and electricity generation units as referred to as MultiGen.

Effective September 1, 2011, we entered into an amendment with WES to the aforementioned Technology Purchase Agreement (“Amendment to the TPA”).  Pursuant to the terms of the Amendment to the TPA: (i) SET Corp’s option to purchase 3% of the capital stock of WES has been canceled; (ii) WES’ warrant to purchase 5,000,000 shares of SET Corp’s common stock at a price of $0.35 per share has been canceled; (iii) WES’ $200,000 convertible secured promissory note issued by SET Corp. (convertible at $0.35 per share of SET Corp’s common stock), and all security interests granted thereunder, has been canceled; (iv) SET Corp’s ownership of 12% of the capital stock of WES has been canceled; (v) SET Corp’s payment to WES upon certain terms of WES’ successful installation and sale of a MultiGen unit has been reduced to 3,750,000 shares of SET Corp’s common stock; (vi) the maximum share issuance by SET Corp to WES based on WES royalties paid to SET Corp for certain WES sales of MultiGen units has been reduced to 5,000,000 shares of SET Corp’s common stock; (vii) any shares of SET Corp common stock issued to WES pursuant to the Agreement, as amended, shall be restricted from transfer for one year from the date of issuance; (viii) SET Corp maximum royalty obligation to WES for SET Corp sales of MultiGen units has been reduced to $500,000; (ix) WES shall pay SET Corp a royalty of 10% of gross revenues for WES sales of MultiGen units; (x) WES and SET Corp shall split 75/25 certain fees paid to WES in connection with agency for sales of MultiGen units outside of Australia; and (xi) the parties have covenanted to use their best efforts in regards to maintaining distributor status for sourcing components for the MultiGen units; WES retained 2,000,000 shares of common stock issued in connection with the original agreement. See Notes 2, 4, and 8 for additional information.

Due to the significant change in the terms of the agreement, the Company determined that the Amendment to the TPA represented the establishment of a new agreement. Thus, the Company revalued the 2,000,000 shares of common stock issued WES on the date of the Amendment to the TPA resulting in a value of $140,000 being applied to the pending patents. The Company determined that the fair market value of the common stock issued was more representative of fair value than the pending patents received. The net difference between removing the fair value of the items issued under the old agreement and the Amendment to the TPA were classified as additional paid in capital, thus, no gain or loss was recorded on the transaction.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements and notes thereto for SET Corp for the year ended March 31, 2011 included in SET Corp’s Annual Report on Form 10-K and the Pro Water audited financial statements included on Form 8-K filed on November 22, 2010. The consolidated financial statements for the three and six months ended September 30, 2011, are not necessarily indicative of the results expected for the full year.

In addition, the prior comparable periods of operations are limited due to the commencement of Pro Water on October 1, 2009 (“Inception” or the “Acquisition Date”) and due to a change in reporting entity.

Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Pro Water and SET IP Holdings LLC, after elimination of all material inter-company accounts and transactions. OC Energy and the closed wastewater treatment plant in Wyoming are classified as discontinued operations.

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2011 and March 31, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaids, accounts payable, accrued liabilities, notes payable, and convertible notes payable. Fair values for these items were assumed to approximate carrying values because of their short term nature or because they are payable on demand.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at September 30, 2011:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$340,985	$-	$-	$340,985
Total assets measured at fair value	$340,985	$-	$-	$340,985

Liabilities
Derivative instruments	$-	$420,153	$-	$420,153
Total liabilities measured at fair value	$-	$420,153	$-	$420,153

Concentrations

Customer

The geographic location of the injection well is a direct factor with relation to the radius of customers’ wells that can be economically serviced. While there are several key factors to obtaining new business, the ratio of available business per customer is based solely on the number of wells the customer has within the serviceable radius of the injection well. As new gas wells are developed within the serviceable radius of the well, the ratio of customers to percentage of business will decrease. Until new wells are developed, the expected customer to business ratio is not expected to change. During the six months ended September 30, 2011, the Company had two (2) customers that accounted for approximately 98% of its revenue and one (1) customer that accounted for 85% of its accounts receivable at September 30, 2011. During the six months ended September 30, 2010, the Company had one (1) customer that accounted for approximately 89% of its revenue and 88% of its accounts receivable at September 30, 2010. The loss of our injection well customer would have a significant impact on the Company’s financial results. In addition, we are selling our reclaimed oil to one customer. If there was an issue with this customer, we have additional oil customers that would potentially take this position.

Investment, at Cost
The Company accounted for their previous investment in WES using the cost method due to the limited ownership and influence on the entity. Under the cost method, the investment was recorded at cost at the time of purchase. The aggregate carrying amount of our cost-method investment at June 30, 2011 was $91,466, representing a 12% ownership in WES. The Company reviewed the carrying value of this investment at each balance sheet date. During the three months ended September 30, 2011, the Company eliminated its investment in WES per the Amendment to the TPA discussed below in Note 1.

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

The following is a summary of outstanding securities which have been included in the calculation of diluted net income per share and reconciliation of net income to net income available to common stock holders for the six months ended September 30, 2011:

Six Months Ended September 30, 2011
Weighted average common shares outstanding used in calculating basic earnings per share	219,580,584
Effect of convertible notes payable	22,135,055
Effect of options and warrants	5,312,334
Weighted average common and common equivalent shares used in calculating diluted earnings per share	247,027,973

Net income as reported	$309,929
Add - Interest on convertible notes payable	120,732
Net income available to common stockholders	$430,661

The Company excluded 250,500 options and 7,882,525 warrants from the computation for the three and six months ended September 30, 2011, respectively, as their exercise prices were in excess of the average closing market price of the Company’s common stock. During the three months ended September 30, 2011, the Company excluded the effects of convertible notes payable of 22,135,055 shares and effects of 5,355,594 options as the effects would have been anti-dilutive.

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

Note 3 – Management’s Plans

As shown in the accompanying consolidated financial statements, during the six months ended September 30, 2011, the Company generated operating income from continuing operations before income taxes of $310,123.  As of September 30, 2011, we had a working capital deficit of $1,089,825.  In addition, the Company’s operations are primarily concentrated with one customer which represented 78% of total revenues.  During the six months ended September 30, 2011, the Company generated positive cash flows from operations of $598,739 and funded operations through cash flows generated from the Pro Water segment. In fiscal 2012, the Company intends to fund operations and pay down liabilities through cash on hand and the positive cash flow being generated by the Pro Water segment. In addition, the Company intends to continue to negotiate the settlement of liabilities incurred in connection with the reverse acquisition of SET Corp. During the six months ended September 30, 2011, the Company settled payables and accrued liabilities of approximately $60,000.

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

Note 4 – Intangible Assets

Customer Relationships

During the six months ended September 30, 2011 and 2010, the Company recorded amortization expense to cost of goods sold related to the customer relationship of $14,468 and $14,400, respectively. The net carrying value of the customer relationship as of September 30, 2011 was $144,576.

Pending Patents

In connection with the pending patents acquired from WES, the Company is amortizing the value of the patents over an estimated life of 15 years, which is the approximate remaining life and projected cash flows of the pending patents. During the six months ended September 30, 2011, the Company amortized $833, which is included in general and administrative expense. At September 30, 2011, the net carrying value of the pending patents was $139,167. See Note 1 for a description related to a change in the agreement with WES. As of September 30, 2011, none of the contingent consideration under the WES Agreement had been triggered.

Note 5 – Property and Equipment

Property and equipment as of September 30, 2011 and March 31, 2011 consisted of the following:

	September 30, 2011	March 31, 2011

Injection well	$613,976	$613,976
Machinery and equipment	1,518,399	1,393,046
Buildings	7,500	7,500
Land	51,000	51,000
Office equipment, computer software, and furniture and fixtures	61,115	28,464
Accumulated depreciation	(210,216)	(104,094)
Total	$2,041,774	$1,989,892

During the six months ended September 30, 2011 and 2010, the Company recorded depreciation expense of $76,438 and $23,106, respectively.

Note 6 – Discontinued Operations

The financial results of the Company discontinued operations which consist of OC Energy and the closed wastewater plant for the three and six months ended September 30, 2011 and 2010 are insignificant and thus not presented.

The following is the combined condensed balance sheets of OC Energy and the wastewater treatment plant as of September 30, 2011 and March 31, 2011:

	September 30, 2011	March 31, 2011
Assets
Current assets:
Cash and cash equivalents	$410	$410
Total current assets	$410	$410

Liabilities
Current liabilities:
Accounts payable	$-	$20,116
Accrued liabilities	9,765	99,307
Total current liabilities	$9,765	$119,423

Management believes there are no contingent liabilities related to discontinued operations.

Note 7 – Certain Balance Sheet Elements

Accrued Liabilities

At September 30, 2011 and March 31, 2011, the Company had accrued liabilities as follows:

	September 30, 2011	March 31, 2011

Accrued interest	$216,804	$192,162
Royalty payable	63,641	51,798
Other	95,548	93,945
Total	$375,993	$337,905

Note 8 – Notes Payable

Note Payable to Vendor

On the Effective Date, the Company assumed a promissory note to a vendor in settlement of $410,500 in accounts payable. The vendor manufactured and installed the Company’s discontinued water treatment facility.  The note bears interest at 10% per annum with a one-time default penalty of 10% of the principal balance, and is secured by the Company’s Interceptor Plant contract and the equipment that was manufactured by the vendor.   The Company is currently in default on this note. In addition, the Company has accrued interest and penalties of $189,370 at September 30, 2011.

MOU Note Payable

On the Effective Date, the Company assumed a promissory note of $45,000 in connection with a memorandum of understanding to purchase SET Corp’s discontinued water treatment plant.   The note bears interest at 10% with a default rate of 18%.   As of September 30, 2011, the note is in default and interest is being accrued at the default rate.

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

Convertible Note Payable to WES

On August 27, 2010, in connection with the WES Agreement, the Company issued a convertible promissory note to WES in the amount of $200,000, without interest or maturity, convertible into Company common stock at a rate of $0.35 per share. The convertible note payable was payable at the Company’s discretion. The note was secured by the Technology. On the date of issuance, no beneficial conversion feature was present. The Company determined that they would pay the note in approximately 15 years. Thus, the Company recorded a discount of 11% in the amount of $157,159 against the note. The discount was to be amortized to interest expense over the period of estimated maturity using the effective interest method. During the six months ended September 30, 2011, the Company amortized $4,365 of the discount to interest expense and extinguished the related unamortized discount of $146,683 due to the modification of the WES Agreement, see Note 1 for additional information.

Equipment Loan

In June 2010, the Company entered into a note payable agreement with an equipment provider for a machine in the amount of $38,745. The note bears interest at 7.25% per annum and is payable in 24 equal installments of $1,739, with the first installment due in July 2010. As of September 30, 2011, the amount due on this loan was $15,638.

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

On January 14, 2011, the terms of the convertible note were amended. As of the date of the amendment, the unpaid principal amount was $1,880,000. Under the terms of the new agreement, the term of the note was extended to five years and all accrued interest was forgiven. The Company is to make 60 monthly payments of $35,478 commencing January 2011 and concluding December 2015. All other terms, including conversion and interest rates remained the same. Under ASC 470, Debt, the Company accounted for the change in terms of the debt as an extinguishment of the debt due to the significant change in the repayment period which impacted the expected cash flows in excess of 10%. Thus, the unamortized discount of $183,333 was removed and a new discount, with a beneficial conversion feature of $400,000 was recorded. Due to Geicke being a significant shareholder, no gain or loss was recorded and the result of the extinguishment was recorded to additional paid in capital. At September 30, 2011, the $309,247 unamortized discount on the note was allocated between short and long term based on the expected annual amortization of which $124,418 has been allocated to short-term portion with the remaining $184,829 allocated to long-term portion. During the six months ended September 30, 2011 and 2010, the Company amortized $73,209 and $100,000 of the discount to interest expense, respectively, using the effective interest method.

Note Payable to Vendor for Settlement of Accrued Liability

The agreement With Yates Petroleum; dated November 30, 2010 requires that SET Corp pay $175,000 at 10% interest for a 24 month period and remove and remediate the effluent pond.  The Company has made its required payments on this note and the balance on the note as of September 30, 2011 was $102,086.

Note 9 – Stockholders’ Deficit

Common Stock Issued to Related Parties for Accrued Liabilities and Services

On December 31, 2010, the Company entered into a twenty-four (24) month consulting agreement with Grant King, former Officer and Director of the Company. Under the agreement, the Company agreed to issue a total of 8,000,000 shares of common stock in 2,000,000 increments every six months, payable at the beginning of each six-month period. On the date of the agreement, the Company valued the 8,000,000 shares at $400,000 based upon the closing market price of the Company’s common stock.  The value of the shares will be expensed over the two year service period. On January 5, 2011, the Company issued the first 2,000,000 shares of common stock pursuant to the consulting agreement. On September 19, 2011, the Company issued the second 2,000,000 shares of common stock pursuant to the consulting agreement. During the six months ended September 30, 2011, the Company recorded compensation expense of $100,000 to general and administrative expenses in connection with this agreement.

Note 10 – Options and Warrants

Stock compensation expense recorded in general and administrative expense in the statements of operations for the three months ended September 30, 2011 and 2010 was $51,563 and $46,290, respectively. Stock compensation expense recorded in general and administrative expense in the statements of operations for the six months ended September 30, 2011 and 2010 was $174,383 and $46,290, respectively.

The following is a summary of activity of outstanding stock option activity for the six months ended September 30, 2011:

Number of Shares
Balance, March 31, 2011	9,028,955
Options granted	3,550,000
Options exercised	-
Options cancelled or forfeited	(1,828,455)

Balance, September 30, 2011	10,750,500

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

Warrants

On the Effective Date, the Company assumed 5,641,024 of the predecessor entity’s issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. Currently, these warrants have an exercise price of $0.78 and expire in May of 2013; however, these warrants have exercise price reset features in the event the Company issues common stock below the exercise price of the warrants.  During the six months ended September 30, 2011, the Company recorded loss of $172,869 for the change in fair value of the warrant liability. As of September 30, 2011, the warrant liability was $420,153.

The following is a summary of activity of outstanding common stock warrants for the six months ended September 30, 2011:

Number Of Shares

Balance, March 31, 2011	20,412,525
Warrants granted	-
Warrants exercised	-
Warrants cancelled or forfeited	(12,530,000)
Balance, September 30, 2011	7,882,525

Note 11 – Commitments and Contingencies

Employment Agreements

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

Note 12 – Segment Information

The Company reports information about operating segments, as well as disclosures about products and services and major customers. Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance. Management has determined that the water disposal operations of SWD (“Pro Water”) and the operations of SET Corp (“SET Corp”) should be disclosed separately as management reviews financial statements for these entities separately and makes decisions independently of the other entities included within the Company’s financial statements. All intercompany transactions between the reportable segments are eliminated upon consolidation of the Company. At September 30, 2011, the Pro Water segment is the only revenue producing segment, see revenue recognition policy for how revenues are recorded. As of September 30, 2011, the Company operates in one geographic area.

The Company evaluates the performance of its segments based on net income (loss) from continuing operations. Certain income and charges are not allocated to segments in the Company’s management reports because they are not considered in evaluating the segments’ operating performance. The following is a summary of information about profit or loss and assets by segment:

	For the Three Months Ended September 30, 2011			For the Three Months Ended September 30, 2010
	Pro Water	SETCORP	Total	Pro Water	SETCORP	Total
Revenues	$1,101,693	$-	$1,101,693	$646,193	$-	$646,193
Cost of revenues	455,214	-	455,214	166,152	-	166,152

Gross profit	646,479	-	646,479	480,041	-	480,041

Operating expenses:
General and administrative	85,802	261,949	347,751	106,559	351,532	458,091
Selling and marketing	-	-	-	-	219	219
Research and development	-	99,144	99,144	-	-	-
Total operating expenses	85,802	361,093	446,895	106,559	351,751	458,310

Operating income (loss)	560,677	(361,093)	199,584	373,482	(351,751)	21,731
Other income (expense):
Interest income	17	4	21	15	17	32
Interest expense	(26,264)	(47,990)	(74,254)	(25,819)	(494,288)	(520,107)
Change in fair value of derivative liability	-	(179,609)	(179,609)	-	(105,081)	(105,081)
Other, net	-	45,079	45,079	-	4,068	4,068
Total other expense	(26,247)	(182,516)	(208,763)	(25,804)	(595,284)	(621,088)

Income (loss) before provision for income taxes	534,430	(543,609)	(9,179)	347,678	(947,035)	(599,357)

Provision for income taxes	-	-	-	-	-	-

Net income (loss) from continuing operations	534,430	(543,609)	(9,179)	347,678	(947,035)	(599,357)

Net loss from discontinued operations			(18)			(369)
Net loss			$(9,197)			$(599,726)

	For the Six Months Ended September 30, 2011			For the Six Months Ended September 30, 2010
	Pro Water	SETCORP	Total	Pro Water	SETCORP	Total
Revenues	$2,344,705	$-	$2,344,705	$1,092,474	$-	$1,092,474
Cost of revenues	860,312	-	860,312	330,818	-	330,818

Gross profit	1,484,393	-	1,484,393	761,656	-	761,656

Operating expenses:
General and administrative	178,515	621,225	799,740	220,558	351,532	572,090
Selling and marketing	-	-	-	-	219	219
Research and development	-	99,144	99,144	-	-	-
Total operating expenses	178,515	720,369	898,884	220,558	351,751	572,309

Operating income	1,305,878	(720,369)	585,509	541,098	(351,751)	189,347
Other income (expense):
Interest income	24	4	28	15	17	32
Interest expense	(85,953)	(74,529)	(160,482)	(26,483)	(494,288)	(520,771)
Change in fair value of derivative liability	-	(172,869)	(172,869)	-	(105,081)	(105,081)
Other, net	(1,795)	59,732	57,937	-	4,068	4,068
Total other expense	(87,724)	(187,662)	(275,386)	(26,468)	(595,284)	(621,752)

Income (loss) before provision for income taxes	1,218,154	(908,031)	310,123	514,630	(947,035)	(432,405)

Provision for income taxes	-	-	-	-	-	-

Net income (loss) from continuing operations	1,218,154	(908,031)	310,123	514,630	(947,035)	(432,405)

Net loss from discontinued operations			(194)			(369)
Net income (loss)			$309,929			$(432,774)

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

As of September 30, 2011, primarily all of the assets, with the exception of the SET Corp’s pending patents of $139,167 and assets of discontinued operations of $410, were within the Pro Water segment. All assets were located with the United States.

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

General Overview of Business

Our business objective is dedicated to responsible resource utilization through environmentally sustainable technologies. Headquartered in Southern California and with offices in Utah and Colorado, our objective is to set the standard for responsible principles of sustainable development.  Through patented technologies and strategic acquisitions, we intend to solve environmental issues with an economic advantage to the consumer. Our technologies are intended to limit our customer’s environmental impact by conserving valuable and diminishing natural resources.

Current and future services include, and are expected to include, innovative eco-technologies that provide patented treatment, recovery, reclamation and re-injection services for produced water (associated with the oil and gas industry) and complete sustainable energy solutions that bridge the gap between existing energy sources and the sustainable energy sources.  Such design and application will meet the needs of tomorrow by preserving the natural resources of today.  We also provide customized services that include design, construction management, operation and maintenance services, and equipment manufacturing for the industrial and municipal sectors.  With strategic partnerships, through prominent global manufacturers and distributors, we have access to a worldwide sales and distribution network.

Principal Products and Services

Services

Pro Water Blue Bench Salt Water Disposal Well

Through an acquisition of all of the issued and outstanding membership interests of Pro Water, LLC, a Utah limited liability company (“Pro Water”) , the Company acquired Pro Water’s Blue Bench Class II Salt Water Disposal Well (“SWD”).  The SWD is owned and operated in Duchesne, Utah and is one of the few, if not the only, available methods for disposing “Produced Water” in that location.  Produced Water is water that is created when drilling for oil and gas.  The SWD takes the Produced Water brought in from customers in Duchesne, Utah and converts that Produced Water into clean water which can be reused when drilling for oil and gas.

The SWD resides on two five-acre parcels. With the exception of a few outlying buildings, the SWD has been completely re-designed to increase the capacity for production and allow the SWD to operate during the winter months. With the completion of the upgrades and automation, the redesigned SWD is capable of handling over 7,000 barrels per day of Produced Water.  Efficiency and automation designs allow the SWD to operate with minimal labor while achieving maximum production results. The SWD serves as a showpiece, as it is a modern and innovative injection well.

Because SWD’s are essential to the responsible processing of produced water, form the oil and gas industry, we acquired Pro Water to expand our water processing services for the disposal of Produced Water. Through Pro Water’s SDW, we have established a customer base in that is currently generating a positive monthly cash flow.  Furthermore, since January of 2011, business at the SWD has steadily increased as local governments increase regulations and restrictions for disposing Produced Water. While there are several key factors to obtaining new business, the ratio of available business per customer is based solely on the number of oil and gas wells the customer has within the serviceable radius of the injection well.  As new gas wells are developed within the serviceable radius of the well, the ratio of customers to percentage of business will decrease.

Products

ProWater’s Centerline SWD™

ProWater’s proprietary Centerline SWD™ system utilizes green technology to efficiently separate oil, water and other by-products produced from oil and gas operations. This three-pronged separation approach enables ProWater to derive revenue and safely dispose of the remaining components by selling oil to refiners and providing processed water for use in hydraulic fracturing or water injection. Applied to approved formations, this re-used water is injected thousands of feet below potential ground water zones.

Centerline SWD™ facilities, utilize Class II deep disposal wells that are recognized as one of the safest forms of disposing of Produced Water.  It would take three separate, simultaneous integrity failures to pose any environmental risk.  With agencies such as the Environmental Protection Agency set to release new national standards for the disposal of Produced Water, generated from shale formations, each Centerline SWD™ facility contains a complex safety system with a series of redundant controls that exceed local, state and federal requirements.  The system is designed in such a way that if it encounters even one safety abnormality, the entire facility is immediately and automatically shut down, it further issues alerts to multiple predetermined individuals.  No further water can be taken into the facility or pumped down hole until the safety issue is resolved.

ProWater’s Centerline SWD™ system intelligently combines highly efficient process controls with best in class technologies and inserts them into a portable modular design. The Centerline SWD™ system utilizes a horizontal surface pumping systems (SPS) that features a directly-coupled, multistage centrifugal pump that is uniquely designed for high pressure, low to medium flow and environmentally sensitive applications.  The SPS pump has low maintenance requirements, a long run-life and can be easily modified in the field.  The addition of variable speed drives and logic control systems lower operating costs and improve reliability, while providing intelligent monitoring and control capabilities.  Another key advantage of the Centerline SWD™ is the ability to maintain full manufacturing and construction capacity year round.

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

In April of 2008, we constructed and successfully tested its first plant in Wyoming in connection with an agreement with Yates Petroleum, Inc. This agreement was structured on a “build, own and operate” economic model whereby we provided a “turnkey” plant to Yates Petroleum and charges a royalty per barrel of cleaned Produced Water. The Company received a fixed royalty for every barrel of Produced Water treated and purified and maintained ownership of the equipment under a five-year contract.  After unsuccessfully attempting to negotiate a higher royalty rate, then we decided to shut the plant down until a buyer could be found.  Subsequent to the shutting down the plant, Yates Petroleum, Inc. cancelled its agreement with the Company.

Recently, the Company has changed its strategy from solely a build to sell manufacturing environment to include a royalty-based model whereby the Company would license its DynIX™ Technology to achieve royalty income.

MultiGen Technology

The MultiGen is a highly efficient, reliable, low-emission and commercially proven integrated solution that uses natural gas, biogas, diesel or other fuels to power a micro-turbine that in turn powers a chiller running our patent-pending air conditioning/water-from-air generation unit. As utilized in Australia, the MultiGen was able to achieve up to 95% overall efficiency by the onsite generation of water, air conditioning, electrical power, heating and cooling water.  In addition, as utilized in Australia, MultiGen can save as much as 400 tons of CO2 per year when compared to using grid-supplied electricity. This results in greater efficiencies with respect to water and energy use, significantly improves security of supply and reduces greenhouse gas emissions, all at less cost.

When operating on natural gas, MultiGen can reduce grid-supplied power requirements for the same functions by approximately 50% as utilized in Australia. It is ideally suited to locations where natural gas-produced electricity is cheaper than grid supplied, as well as disaster areas and remote areas without existing utility infrastructure.

Unlike typical co-gen and tri-gen systems, the MultiGen  has a much smaller equipment footprint, requires less maintenance, and the running are quieter and can be easily retrofitted to existing facilities or installed in new developments

Operational History

Pro Water

On July 7, 2010, we entered into an agreement with Pro Water (the "Pro Water Agreement") to acquire 100% of the membership interests of Pro Water, LLC (“Pro Water”), a Utah limited liability company, from its sole  member, Metropolitan Real Estate, LLC (the “Metropolitan”), a New York limited liability company. Metropolitan is an entity controlled by Horst Franz Geicke, a beneficial owner of the Company.  Pro Water’s sole business is its ownership and operation of an injection well disposal refinery (“DIW”) in Duchesne, Utah.  In exchange for the purchase of the membership interest of Pro Water, we assumed all Pro Water debts, 20,000,000 shares of our restricted common stock were to be issued, and a secured convertible promissory note (the "Pro Water Note") was to be issued.  The amount of the Pro Water Note was in the amount of $2,000,000, at an interest rate of 5% per annum,  payable quarterly over a period of one year commencing on the closing date of the Pro Water Agreement.   In addition, the Pro Water Note had a conversion feature, which at the sole option of the holder, would convert the Pro Water Note into shares of restricted common stock at a price of $0.10 per share.  The Pro Water Note is secured by all of the assets of Pro Water and the wastewater treatment facility owned by us. Subsequent to the closing of the Pro Water Agreement, Pro Water became our wholly-owned subsidiary.

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

Centerline SWD™

ProWater expects to deliver the first Centerline SWD™ system in North Dakota by the end of January 2012, with projected completion by March 2012. The next three wells will be completed in June, September and November 2012, respectively. In 2013, three additional wells will be completed, totaling seven in the North Dakota Bakken Shale.

DynIX™

The Company has signed licensing agreements for Australia and Asia with World Environmental Solutions Pty Ltd (“WES”).  However, currently there are no definitive or pending agreements for DynIX™.

MultiGen

On August 27, 2010, we entered into a Technology Purchase Agreement with World Environmental Solutions Pty Ltd, an Australian company (“WES”).  In exchange for an investment in WES, we purchased certain technologies, including all intellectual property rights and pending patents of WES.  Such patents and patent applications include patent number 20088237617 and patent application number 12/261585.  Both patents relate to the water extraction and electricity generation units as referred to as MultiGen.

Effective September 1, 2011, along with SET IP Holdings LLC, a Utah limited liability company, we entered into an amendment with WES to the aforementioned Technology Purchase Agreement (“Amendment to the TPA”).  Pursuant to the terms of the Amendment to the TPA: (i) SET Corp’s option to purchase 3% of the capital stock of WES has been canceled; (ii) WES’ warrant to purchase 5,000,000 shares of SET Corp’s common stock at a price of $0.35 per share has been canceled; (iii) WES’ $200,000 convertible secured promissory note issued by SET Corp. (convertible at $0.35 per share of SET Corp’s common stock), and all security interests granted thereunder, has been canceled; (iv) SET Corp’s ownership of 12% of the capital stock of WES has been canceled; (v) SET Corp’s payment to WES upon certain terms of WES’ successful installation and sale of a MultiGen unit has been reduced to 3,750,000 shares of SET Corp’s common stock; (vi) the maximum share issuance by SET Corp to WES based on WES royalties paid to SET Corp for certain WES sales of MultiGen units has been reduced to 5,000,000 shares of SET Corp’s common stock; (vii) any shares of SET Corp common stock issued to WES pursuant to the Agreement, as amended, shall be restricted from transfer for one year from the date of issuance; (viii) SET Corp maximum royalty obligation to WES for SET Corp sales of MultiGen units has been reduced to $500,000; (ix) WES shall pay SET Corp a royalty of 10% of gross revenues for WES sales of MultiGen units; (x) WES and SET Corp shall split 75/25 certain fees paid to WES in connection with agency for sales of MultiGen units outside of Australia; and (xi) the parties have covenanted to use their best efforts in regards to maintaining distributor status for sourcing components for the Multigen units.

On October 17, 2011 SET Corp shipped the first order for its high efficiency MultiGen combined cooling, heating and power, plus water generation systems (CCHP +H20) to a commercial facility in Australia for a retrofit construction project.  Subject to a successful outcome for this first installation, coordinated by SET Corp's exclusive worldwide master distributor, World Environmental Solutions (WES), further orders are expected in 2012 from over a dozen currently quoted projects. Upon a successful launch of the MultiGen in Australia, SET Corp intends to promote the MultiGen throughout the Americas, starting with the USA, in Q4 of 2012.

Prior Company Businesses

Prior to our business of the development of sustainable environmental technologies, the Company, under prior management, was involved in several business ventures including energy drinks, nutraceuticals, and other consumer, retail and commercial ventures, all of which have been abandoned.

In particular, in late 2006, the Company commenced operations in the bottled energy drink and oxygenated water industry as OC Energy Drink.  The Company has discontinued investing in its energy drink line in order to focus its resources on the development of its sustainable environmental technologies and licensing its various technologies. Thus, the OC Energy Drink operations have been reflected as discontinued operations since the fourth quarter of 2009.

Results of Operations for the Three Months Ended September 30, 2011 and 2010

The following table summarizes the results of continuing operations amounts of the Company for the periods and dates shown:

	For the Three Months Ended September 30,
	2011	2010
Combined Statement of Operations Data:
Revenue	$1,101,693	$646,193
Cost of revenue	455,214	166,152
Operating expenses	446,895	458,310
Operating income	199,584	21,731
Other expense	(208,763)	(621,088)
Loss from continuing operations	(9,179)	(599,357)
Net loss	$(9,197)	$(599,726)

Revenues increased $455,500 or 70%, for the three months ended September 30, 2011 compared to the corresponding period of the prior year. This increase resulted from a 44% increase in revenue from its major customer that accounted for 78% of revenue compared to 89% for the corresponding prior period. The increase in revenue is due to the complete redesign and upgrade of the DIW and management’s decision to implement temporary receiving facilities during the redesign process.  By guaranteeing customers that they would receive uninterrupted service, the temporary receiving facilities allowed management to secure customers several months in advance of the upgrade completions.  Furthermore by providing customers with exceptional customer service and competitive pricing that does not fluctuate significantly, management has created a marketing edge that separates the DIW from that of local competition.  Due to improvements made subsequent to the prior comparable period, the injection well is automated and fully winterized.  The injection well not only has additional capacity but its increased efficiency for processing produced water, allows four trucks to simultaneously unload.  This greatly reduces wait times and ultimately results in the Company and our customers saving both time and money.

Cost of revenue increased $289,062 or 174%, for the three months ended September 30, 2011 compared to the corresponding period of the prior year. As a percentage of revenues, cost of revenue was 41% compared to 26% in the prior year period. Items included within cost of revenues represent labor, depreciation and amortization, equipment rental, supplies, utilities, repair and maintenance. Principal factors contributing to the increase in cost of revenue included additional depreciation due to improvements made to the injection well subsequent to the prior comparable period and an increase in variable expenditures such as utilities due to the increased barrels produced. Payroll related costs are primarily fixed due to the minimal staffing required to monitor the facility and thus do not fluctuate significantly from period to period.

Total operating expenses decreased $11,415 or 2% for the three months ended September 30, 2011 compared to the corresponding period of the prior year due to the increased revenue. Operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, depreciation and amortization, legal expense, information systems expense, product marketing, and sales expense.  Increased expenditures included approximately $51,000 for stock based compensation, $51,000 in professional fees, $92,000 in salaries and wages, $51,000 in consulting agreements, and general corporate expenditures for the Company for rent, utilities, etc in which were not present in the previous comparable period.

Total other expense decreased $412,325 or 66% for the three months ended September 30, 2011 compared to the corresponding prior period due to an increase in financing activities. Other income (expense) includes interest income, interest expense, change in fair value of derivative liability, and gain on settlement of payables and accrued liabilities. The decrease during the current period was primarily related to $35,707 and $381,459 of amortization expense related to the beneficial conversion feature recorded in connection with the $2.0 million note payable to the former shareholder of Pro Water.

Segment Results for the Three Months Ended September 30, 2011 and 2010

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

	For the Three Months Ended September 30, 2011			For the Three Months Ended September 30, 2010
	Pro Water	SETCORP	Total	Pro Water	SETCORP	Total
Revenues	$1,101,693	$-	$1,101,693	$646,193	$-	$646,193
Cost of revenues	455,214	-	455,214	166,152	-	166,152

Gross profit	646,479	-	646,479	480,041	-	480,041

Operating expenses:
General and administrative	85,802	261,949	347,751	106,559	351,532	458,091
Selling and marketing	-	-	-	-	219	219
Research and development	-	99,144	99,144	-	-	-
Total operating expenses	85,802	361,093	446,895	106,559	351,751	458,310

Operating income (loss)	560,677	(361,093)	199,584	373,482	(351,751)	21,731
Other income (expense):
Interest income	17	4	21	15	17	32
Interest expense	(26,264)	(47,990)	(74,254)	(25,819)	(494,288)	(520,107)
Change in fair value of derivative liability	-	(179,609)	(179,609)	-	(105,081)	(105,081)
Other, net	-	45,079	45,079	-	4,068	4,068
Total other expense	(26,247)	(182,516)	(208,763)	(25,804)	(595,284)	(621,088)

Income (loss) before provision for income taxes	534,430	(543,609)	(9,179)	347,678	(947,035)	(599,357)

Provision for income taxes	-	-	-	-	-	-

Net income (loss) from continuing operations	534,430	(543,609)	(9,179)	347,678	(947,035)	(599,357)

Net loss from discontinued operations			(18)			(369)
Net loss			$(9,197)			$(599,726)

Pro Water

All revenues and cost of revenues are associated with the Pro Water segment. See explanation above regarding changes in revenues and cost of revenues.

Total operating expenses decreased $20,757 or 19% for the three months ended September 30, 2011 compared to the prior period presented due to improvements made to the injection well of the Company as discussed above. Also as a result, as a percentage of revenue, operating expenses decreased from 16% to 8% due to the significant improvement in revenue.

Total other expense increased $443 or 2% for the three months ended September 30, 2011 compared to the prior period presented due to an increase in financing activities. Other income (expense) includes interest income and interest expense. The increase during the current period was primarily related to approximately $25,000 of amortization expense related to the beneficial conversion feature allocated to Pro Water in connection with the $2.0 million note payable to the former shareholder of Pro Water.

SET Corp

There is no revenue generated by this segment for any of the periods presented.

Total operating expenses increased $9,342 or 3% for the three months ended September 30, 2011 compared to the prior period presented due to approximately $99,000 of research and development related to MultiGen. Operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, depreciation and amortization, legal expense, information systems expense, product marketing, sales expense and research and development expenses.  Expenditures included approximately $44,000 for stock based compensation, $51,000 in professional fees, $46,000 in salaries and wages, $50,000 in consulting agreements, and general corporate expenditures for SET Corp for rent, utilities, etc in which were not present in the previous comparable period.

Total other expense decreased $412,768 or 69% for the three months ended September 30, 2011compared to the prior period presented primarily due to the $381,459 amortization expense related to the $2.0 million note payable to the former shareholder of Pro Water allocated to SET Corp. Also included in other expense for the current period was a change in fair value of derivative liability expense of $179,609 and a gain on settlement of payables and accrued liabilities of $45,079.

Results of Operations for The Six Months Ended September 30, 2011 And 2010

The following table summarizes the results of continuing operations amounts of the Company for the periods and dates shown:

	For the Six Months Ended September 30,
	2011	2010
Combined Statement of Operations Data:
Revenue	$2,344,705	$1,092,474
Cost of revenue	860,312	330,818
Operating expenses	898,884	572,309
Operating income	585,509	189,347
Other expense	(275,386)	(621,752)
Income (loss) from continuing operations	310,123	(432,405)
Net income (loss)	$309,929	$(432,774)

Revenues increased $1,252,231 or 115%, for the six months ended September 30, 2011 compared to the corresponding period of the prior year. This increase resulted from a 88% increase in revenue from its major customer that accounted for 78% of revenue compared to 89% for the corresponding prior period. The increase in revenue is due to the complete redesign and upgrade of the SWD and management’s decision to implement temporary receiving facilities during the redesign process.  By guaranteeing customers that they would receive uninterrupted service, the temporary receiving facilities allowed management to secure customers several months in advance of the upgrade completions.  Furthermore by providing customers with exceptional customer service and competitive pricing that does not fluctuate significantly, management has created a marketing edge that separates the SWD from that of local competition.  Due to improvements made subsequent to the prior comparable period, the injection well is automated and fully winterized.  The injection well not only has additional capacity but its increased efficiency for processing produced water, allows four trucks to simultaneously unload.  This greatly reduces wait times and ultimately results in the Company and our customers saving both time and money.

Cost of revenue increased $529,494 or 160%, for the six months ended September 30, 2011 compared to the corresponding period of the prior year. As a percentage of revenues, cost of revenue was 37% compared to 30% in the prior year period. Items included within cost of revenues represent labor, depreciation and amortization, equipment rental, supplies, utilities, repair and maintenance. Principal factors contributing to the increase in cost of revenue included additional depreciation due to improvements made to the injection well subsequent to the prior comparable period and an increase in variable expenditures such as utilities due to the increased barrels produced. Payroll related costs are primarily fixed due to the minimal staffing required to monitor the facility and thus do not fluctuate significantly from period to period.

Total operating expenses increased $326,575 or 57% for the six months ended September 30, 2011 compared to the corresponding period of the prior year due to the increased operations. Operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, depreciation and amortization, legal expense, information systems expense, product marketing, and sales expense.  Increases expenditures included approximately $174,000 for stock based compensation, $115,000 in professional fees, $183,000 in salaries and wages, $104,000 in consulting agreements, and general corporate expenditures for the Company for rent, utilities, etc in which were not present in the previous comparable period.

Total other expense decreased $346,366 or 56% for the six months ended September 30, 2011 compared to the corresponding prior period due to an increase in financing activities. Other income (expense) includes interest income, interest expense, change in fair value of derivative liability, and gain on settlement of payables and accrued liabilities. The decrease during the current period was primarily related to $73,209 and $381,459 of amortization expense related to the beneficial conversion feature recorded in connection with the $2.0 million note payable to the former shareholder of Pro Water.

Segment Results for the Six Months Ended September 30, 2011 and 2010

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

	For the Six Months Ended September 30, 2011			For the Six Months Ended September 30, 2010
	Pro Water	SETCORP	Total	Pro Water	SETCORP	Total
Revenues	$2,344,705	$-	$2,344,705	$1,092,474	$-	$1,092,474
Cost of revenues	860,312	-	860,312	330,818	-	330,818

Gross profit	1,484,393	-	1,484,393	761,656	-	761,656

Operating expenses:
General and administrative	178,515	621,225	799,740	220,558	351,532	572,090
Selling and marketing	-	-	-	-	219	219
Research and development	-	99,144	99,144	-	-	-
Total operating expenses	178,515	720,369	898,884	220,558	351,751	572,309

Operating income	1,305,878	(720,369)	585,509	541,098	(351,751)	189,347
Other income (expense):
Interest income	24	4	28	15	17	32
Interest expense	(85,953)	(74,529)	(160,482)	(26,483)	(494,288)	(520,771)
Change in fair value of derivative liability	-	(172,869)	(172,869)	-	(105,081)	(105,081)
Other, net	(1,795)	59,732	57,937	-	4,068	4,068
Total other expense	(87,724)	(187,662)	(275,386)	(26,468)	(595,284)	(621,752)

Income (loss) before provision for income taxes	1,218,154	(908,031)	310,123	514,630	(947,035)	(432,405)

Provision for income taxes	-	-	-	-	-	-

Net income (loss) from continuing operations	1,218,154	(908,031)	310,123	514,630	(947,035)	(432,405)

Net loss from discontinued operations			(194)			(369)
Net income (loss)			$309,929			$(432,774)

Pro Water

All revenues and cost of revenues are associated with the Pro Water segment. See explanation above regarding changes in revenues and cost of revenues.

Total operating expenses decreased $42,043 or 19% for the six months ended September 30, 2011 compared to the prior period presented due to improvements made to the injection well of the Company as discussed above. Also as a result, as a percentage of revenue, operating expenses decreased from 20% to 8% due to the significant improvement in revenue.

Total other expense increased $61,256 or 231% for the six months ended September 30, 2011 compared to the prior period presented due to an increase in financing activities. Other income (expense) includes interest income and interest expense. The increase during the current period was primarily related to approximately $85,000 of amortization expense related to the beneficial conversion feature allocated to Pro Water in connection with the $2.0 million note payable to the former shareholder of Pro Water.

SET Corp

There is no revenue generated by this segment for any of the periods presented.

Total operating expenses increased $368,618 or 105% for the six months ended September 30, 2011 compared to the prior period presented due approximately $99,000 of research and development related to MultiGen. Operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, depreciation and amortization, legal expense, information systems expense, product marketing, sales expense and research and development expenses.  Expenditures included approximately $150,000 for stock based compensation, $113,000 in professional fees, $92,000 in salaries and wages, $104,000 in consulting agreements, and general corporate expenditures for SET Corp for rent, utilities, etc in which were not present in the previous comparable period.

Total other expense decreased $407,622 or 68% for the six months ended September 30, 2011compared to the prior period presented primarily due to the $381,459 amortization expense in the prior period related to the $2.0 million note payable to the former shareholder of Pro Water allocated to SET Corp. Also included in other expense for the current period was a change in fair value of derivative liability expense of $172,869 and a gain on settlement of payables and accrued liabilities of $59,732.

Liquidity And Capital Resources

As shown in the accompanying consolidated financial statements, during the six months ended September 30, 2011, the Company generated operating income from continuing operations before income taxes of $310,123.  As of September 30, 2011, we had a working capital deficit of $1,080,825.  In addition, the Company’s operations are primarily concentrated with one customer which represented 78% of total revenues during the six months ended September 30, 2011.  During the six months ended September 30, 2011, the Company generated positive cash flows from operations of $598,739. During the six months ended September 30, 2011, the Company funded operations through cash flows generated from the Pro Water segment. In addition, in January 2011 management refinanced the convertible note in connection with the Pro Water segment for an increased period of five years. The refinancing of the convertible note payable in connection with the Pro Water acquisition has allowed management to utilize current cash flow to effectively pay down existing debt and provide the necessary capital for future growth. In fiscal 2012, the Company intends to fund operations and pay down liabilities through cash on hand and the positive cash flow being generated by the Pro Water segment. In addition, the Company intends to continue to negotiate the settlement of liabilities incurred in connection with the reverse acquisition of SET Corp.

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

Operating Activities

Cash provided by operating activities during the six months ended September 30, 2011 and 2010 were $598,739 and $308,802, respectively.  In 2011, this was the result of a net income of $309,929 offset by non-cash and non-operating items (depreciation, stock-based compensation, change in fair value of warrant liability, gain on settlement of accounts payable, and interest expense from the amortization of debt discounts) totaling $455,038 and net usage of current assets and liabilities of $166,228. In 2011, the usage of cash was primarily due to the increase in our operations which caused assets such as accounts receivable to increase. In addition, we have made an effort to decrease our accounts payable. In 2010, the increase in cash is directly related to the Company extending payments on accounts payable to preserve capital.

Investing Activities

Cash used in investing activities during the six months ended September 30, 2011 and 2010 were $126,525 and $675,856, respectively. In 2011 and 2010, the primary investing activity was purchase of fixed assets related to the injection well of $126,525 and $711,896. Significant expenditures were made by the Company to automate, winterize and add additional stations to the injection well for increased production.

Financing Activities

Financing cash flows used in the six months ended September 30, 2011 amounted to $236,489 and consisted of payments of $169,709 on a related party convertible note payable, and $66,780 of payments on notes payable. In the 2010 period, financing cash flows provided were $289,334 and consisted of capital contributions of $150,000 and proceeds from sale of common stock of $142,500. These contributions were necessary to fund operations and make improvements to the DIW.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable because we are a smaller reporting company.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by SEC Rule 13a-15 or Rule 15d-15, our Chief Executive and Principal Accounting & Financial Officers carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures are effective as of September 30, 2011 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

None.

Item 5.  Other Information

On August 1, 2011, we formed a wholly owned subsidiary, ProWater, LLC, a Colorado limited liability company (“ProWater”), in which we plan to develop additional technologies for disposing of salt water from oil and gas wells and designing, building and operating salt water disposals that are used in the oil and gas industry.  As of the date of this Quarterly Report, this entity has not had any operations and has not entered into any material agreements.

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

Signature	Title	Date

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION

/s/ Robert Glaser
Robert Glaser	Chief Executive Officer	November 8, 2011

/s/ Cynthia Glaser
Cynthia Glaser	Principal Accounting & Financial Officer	November 8, 2011