Form 10-Q
period 2011-12-31
Sustainable Environmental Technologies Corp
filed 2012-02-10
CIK 932136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of February 10, 2012, there were 14,726,734 shares of the registrant’s common stock issued and outstanding.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

As used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, "we", "us" or the "Company" or “SET Corp” means Sustainable Environmental Technologies Corporation, and its divisions and subsidiaries.

All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "plan", "believe", "anticipate", "expect" and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially. Consequently, all of the forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of December 31,	As of March 31,
	2011	2011
Assets
Current assets:
Cash and cash equivalents	$576,553	$105,260
Accounts receivable, net of allowance for doubtful accounts of $6,000 and $6,000, respectively	495,039	367,024
Prepaids and other current assets	91,395	36,962
Current assets of discontinued operations	410	410
Total current assets	1,163,397	509,656

Property and equipment, net	2,130,633	1,989,892
Other assets	40,230	40,230
Investment, at cost	-	91,466
Intangible assets, net	258,138	434,519
Goodwill	66,188	66,188

Total Assets	$3,658,586	$3,131,951

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$415,252	$639,343
Accrued salaries, wages, and related party consulting fees	188,505	239,205
Accrued liabilities	373,617	337,905
State income taxes payable	800	25,823
Related party convertible notes payable, net of discount of $116,915 and $139,196, respectively	236,940	204,509
Notes payable	577,550	579,753
Current liabilities of discontinued operations	9,765	119,424
Total current liabilities	1,802,429	2,145,962

Related party convertible notes payable, long-term, net of discount of $158,443 and $394,308, respectively	1,086,014	1,258,707
Notes payable, long-term	-	63,606
Warrant liability	192,135	247,284
Asset retirement obligation	9,900	9,900
Total liabilities	3,090,478	3,725,459

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 4,582,827 issued at September 30, 2011 and March 31, 2011, none outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized;14,798,475 and 14,649,296 issued; 14,795,142 and 14,629,962 outstanding at December 31, 2011 and March 31, 2011, respectively	14,795	14,630
Additional paid-in capital	3,887,835	3,659,159
Common stock committed	500,000	-
Accumulated deficit	(3,834,522)	(4,267,297)
Total stockholders' equity (deficit)	568,108	(593,508)

Total Liabilities and Stockholders' Equity (Deficit)	$3,658,586	$3,131,951

The accompanying notes are an integral part of these consolidated financial statements.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2011	2010	2011	2010
Revenues:
Water processing	$804,999	$597,117	$2,665,154	$1,689,591
Reclaimed oil	131,160	76,870	615,710	76,870
Total revenues	936,159	673,987	3,280,864	1,766,461

Cost of revenues:
Water processing	372,405	102,751	1,086,319	433,569
Reclaimed oil	40,883	116,595	187,281	116,595
Total cost of revenues	413,288	219,346	1,273,600	550,164

Gross profit	522,871	454,641	2,007,264	1,216,297

Operating expenses:
General and administrative	492,654	432,732	1,292,394	1,005,039
Research and development	26,148	53,782	125,292	53,782
Total operating expenses	518,802	486,514	1,417,686	1,058,821

Operating income	4,069	(31,873)	589,578	157,476

Other income (expense):
Interest income	82	15	110	47
Interest expense	(70,089)	(241,864)	(230,571)	(662,635)
Change in fair value of derivative liability	228,018	(1,909)	55,149	(106,990)
Other, net	(32,234)	10,167	25,703	14,234
Total other income (expense), net	125,777	(233,591)	(149,609)	(755,344)

Income (loss) before provision for income taxes	129,846	(265,464)	439,969	(597,868)

Provision for income taxes	7,000	33,689	7,000	33,689

Net income (loss) from continuing operations	122,846	(299,153)	432,969	(631,557)

Net loss from discontinued operations	-	(30,000)	(194)	(30,369)
Net income (loss)	$122,846	$(329,153)	$432,775	$(661,926)

Basic net income (loss) available to common stockholders:
Continuing operations	$0.01	$(0.03)	$0.04	$(0.07)
Discontinued operations	$-	$(0.00)	$(0.00)	$(0.00)
Net income (loss)	$0.01	$(0.03)	$0.04	$(0.07)

Diluted net income (loss) available to common stockholders:
Continuing operations	$0.01	$(0.03)	$0.04	$(0.07)
Discontinued operations	$-	$(0.00)	$(0.00)	$(0.00)
Net income (loss)	$0.01	$(0.03)	$0.04	$(0.07)

Weighted average shares - basic	14,780,849	13,006,864	14,686,259	9,789,697
Weighted average shares - diluted	16,626,966	13,006,864	16,560,634	9,789,697

The accompanying notes are an integral part of these consolidated financial statements.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$432,775	$(661,926)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of debt discounts related to beneficial conversion features and warrants	111,463	584,951
Loss on divestiture of asset held for sale	-	30,000
Settlement of accounts payable and accrued liabilities treated as contributed capital	-	400,000
Loss on disposal of assets	6,534	-
Change in fair value of derivative liabilities	(55,149)	106,990
Depreciation and amortization	147,082	63,047
Stock-based compensation	413,694	92,580
Gain on settlement of accounts payable	(59,732)	-
Change in operating assets and liabilities:
Accounts receivable	(128,015)	(134,122)
Prepaid expenses	(54,433)	(63,158)
Accounts payable	(94,874)	(110,716)
Accrued liabilities	(119,295)	70,016
Income taxes payable	(25,023)	(1,110)
Net cash provided by operating activities	575,027	376,552

Cash flows from investing activities:
Purchase of property and equipment	(279,056)	(826,945)
Cash provided by reverse acquisition	-	36,040
Net cash used in investing activities	(279,056)	(790,905)

Cash flows from financing activities:
Contributed capital	-	150,000
Proceeds from sale of common stock	500,000	190,500
Repurchase of common stock	(3,830)	-
Repurchase of stock options	(8,000)	-
Payments on related party convertible note payable	(198,408)	(100,000)
Payments on notes payable	(114,440)	(26,738)
Net cash provided by financing activities	175,322	213,762

Net increase (decrease) in cash	471,293	(200,591)
Cash of discontinued operations	-	(410)
Cash - beginning of period	105,260	281,310
Cash - ending of period	$576,553	$80,309

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$82,077	$-
Income taxes	$25,023	$-

Non-cash investing and financing activities:
Issuance of common stock in settlement of accounts payable and accrued liabilities	$10,100	$1,347,585
Issuance of convertible note in connection with Pro Water acquisition	$-	$2,000,000
Issuance of convertible note, common stock, and warrants for cost investment and pending patents	$140,000	$376,440
Issuance of common stock in connection with convertible debt and accrued interest	$-	$825,000
Fair value of beneficial conversion feature recorded on Pro Water note	$-	$400,000
Purchase of equipment with note payable	$-	$66,035

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

Current and future services include, and are expected to include innovative eco-technologies that provide patented treatment, recovery, reclamation and re-injection services for produced water (associated with the oil and gas industry) and complete sustainable energy solutions that bridge the gap between existing energy inefficient buildings and the sustainable development and design needs of tomorrow.

In addition to these areas of expertise, SET Corp provides customized services that include design, construction management, operation and maintenance services, and equipment manufacturing for industrial and municipal sectors.  With strategic partnerships, through prominent global manufacturers and distributors, SET Corp has access to a worldwide sales and distribution network.  Currently, our revenues are derived within the United States; however, we intend to also conduct future business in the Australia/Asia region through the amended Technology Purchase Agreement with World Environmental Services, see below.

MultiGen

On August 27, 2010, we entered into a “Technology Purchase Agreement” with World Environmental Solutions Pty Ltd, an Australian company (“WES”).  In exchange for an investment in WES, we purchased certain technologies, including all intellectual property rights and pending patents of WES.  Such patents and patent applications include patent number 20088237617 and patent application number 12/261585.  Both patents relate to the water extraction and electricity generation units as referred to as MultiGen.

Effective September 1, 2011, we entered into an amendment with WES to the aforementioned Technology Purchase Agreement (“Amendment to the TPA”).  Pursuant to the terms of the Amendment to the TPA: (i) SET Corp’s option to purchase 3% of the capital stock of WES has been canceled; (ii) WES’ warrant to purchase 333,333 shares of SET Corp’s common stock at a price of $5.25 per share has been canceled; (iii) WES’ $200,000 convertible secured promissory note issued by SET Corp. (convertible at $5.25 per share of SET Corp’s common stock), and all security interests granted thereunder, has been canceled; (iv) SET Corp’s ownership of 12% of the capital stock of WES has been canceled; (v) SET Corp’s payment to WES upon certain terms of WES’ successful installation and sale of a MultiGen unit has been reduced to 250,000 shares of SET Corp’s common stock; (vi) the maximum share issuance by SET Corp to WES based on WES royalties paid to SET Corp for certain WES sales of MultiGen units has been reduced to 333,333 shares of SET Corp’s common stock; (vii) any shares of SET Corp common stock issued to WES pursuant to the Agreement, as amended, shall be restricted from transfer for one year from the date of issuance; (viii) SET Corp maximum royalty obligation to WES for SET Corp sales of MultiGen units has been reduced to $500,000; (ix) WES shall pay SET Corp a royalty of 10% of gross revenues for WES sales of MultiGen units; (x) WES and SET Corp shall split 75/25 certain fees paid to WES in connection with agency for sales of MultiGen units outside of Australia; and (xi) the parties have covenanted to use their best efforts in regards to maintaining distributor status for sourcing components for the MultiGen units; WES retained 133,333 shares of common stock issued in connection with the original agreement. See Notes 2, 4, and 8 for additional information.

Due to the significant change in the terms of the Technology Purchase Agreement, the Company determined that the Amendment to the TPA represented the establishment of a new agreement. Thus, the Company revalued the 133,333 shares of common stock issued to WES on the date of the Amendment to the TPA resulting in a value of $140,000 being applied to the pending patents. The Company determined that the fair market value of the common stock issued was more representative of fair value than the pending patents received. The net difference between removing the fair value of the items issued under the old Technology Purchase Agreement and the Amendment to the TPA were classified as additional paid in capital, thus, no gain or loss was recorded on the transaction.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements and notes thereto for SET Corp for the year ended March 31, 2011 included in SET Corp’s Annual Report on Form 10-K and the Pro Water audited financial statements included on Form 8-K filed on November 22, 2010. The consolidated financial statements for the three and nine months ended December 31, 2011, are not necessarily indicative of the results expected for the full year.

In addition, the prior comparable periods of operations are limited due to the commencement of Pro Water on October 1, 2009 (“Inception” or the “Acquisition Date”) and due to a change in reporting entity.

Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Pro Water, LLC, Utah, ProWater, LLC, Colorado and SET IP Holdings LLC, after elimination of all material inter-company accounts and transactions. OC Energy and the closed wastewater treatment plant in Wyoming are classified as discontinued operations.

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011 and March 31, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaids, accounts payable, accrued liabilities, notes payable, and convertible notes payable. Fair values for these items were assumed to approximate carrying values because of their short term nature or because they are payable on demand.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at December 31, 2011:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$576,553	$-	$-	$576,553
Total assets measured at fair value	$576,553	$-	$-	$576,553

Liabilities
Derivative instruments	$-	$192,135	$-	$192,135
Total liabilities measured at fair value	$-	$192,135	$-	$192,135

Concentrations

Customer

The geographic location of the injection well is a direct factor with relation to the radius of customers’ wells that can be economically serviced. While there are several key factors to obtaining new business, the ratio of available business per customer is based solely on the number of wells the customer has within the serviceable radius of the injection well. As new gas wells are developed within the serviceable radius of the well, the ratio of customers to percentage of business will decrease. Until new wells are developed, the expected customer to business ratio is not expected to change. During the nine months ended December 31, 2011, the Company had two (2) customers that accounted for approximately 98% of its revenue and one (1) customer that accounted for 97% of its accounts receivable at December 31, 2011. During the nine months ended December 31, 2010, the Company had one (1) customer that accounted for approximately 90% of its revenue and 91% of its accounts receivable at December 31, 2010. The loss of our injection well customer would have a significant impact on the Company’s financial results. In addition, we are selling our reclaimed oil to one customer. If there was an issue with this customer, we have additional oil customers that would potentially take this position.

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

The following is a summary of outstanding securities which have been included in the calculation of diluted net income per share and reconciliation of net income to net income available to common stock holders for the three and nine months ended December 31, 2011:

	For the Three Months Ended	For the Nine Months Ended
	December 31, 2011	December 31, 2011
Weighted average common shares outstanding used in calculating basic earnings per share	14,780,849	14,686,259
Effect of convertible notes payable	1,466,104	1,487,299
Effect of options and warrants	380,013	387,076
Weighted average common and common equivalent shares used in calculating diluted earnings per share	16,626,966	16,560,634

Net income as reported	$122,846	$432,775
Add - Interest on convertible notes payable	53,867	174,599
Net income available to common stockholders	$176,713	$607,374

The Company excluded 505,502 warrants from the computation for the three and nine months ended December 31, 2011, respectively, as their exercise prices were in excess of the average closing market price of the Company’s common stock.

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive for the three and nine months ended December 31, 2010:

	For the Three Months Ended December 31, 2010	For the Nine Months Ended December 31, 2010

Common stock options	150,000	93,989
Common stock warrants	-	-
Convertible notes	1,558,095	1,558,095
Totals	1,708,095	1,652,084

Note 3 – Management’s Plans

As shown in the accompanying consolidated financial statements, during the nine months ended December 31, 2011, the Company generated operating income from continuing operations before income taxes of $439,969.  As of December 31, 2011, we had a working capital deficit of $639,032. In addition, the Company’s operations are primarily concentrated with one customer which represented 80% of total revenues.  During the nine months ended December 31, 2011, the Company generated positive cash flows from operations of $575,027 and funded operations through cash flows generated from the Pro Water segment. In fiscal 2012, the Company intends to fund operations and pay down liabilities through cash on hand and the positive cash flow being generated by the Pro Water segment. In addition, the Company intends to continue to negotiate the settlement of liabilities incurred in connection with the reverse acquisition of SET Corp. During the nine months ended December 31, 2011, the Company settled payables and accrued liabilities of approximately $60,000.

If current and projected revenue growth does not meet Management estimates, Management may choose to raise additional capital through debt and/or equity transactions, renegotiate current convertible debt obligations, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation.  Currently, the Company does not have any commitments or assurances for additional capital nor can the Company provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations. The Company believes its plans will enable the Company to continue for a period in excess of one year from the date of the most recent balance sheet.

Note 4 – Intangible Assets

Customer Relationships

During the nine months ended December 31, 2011 and 2010, the Company recorded amortization expense to cost of goods sold related to the customer relationship of $21,742 and $21,440, respectively. The net carrying value of the customer relationship as of December 31, 2011 was $137,303.

Pending Patents

In connection with the pending patents acquired from WES, the Company is amortizing the value of the patents over an estimated life of 15 years, which is the approximate remaining life and projected cash flows of the pending patents. During the nine months ended December 31, 2011, the Company amortized $9,666, which is included in general and administrative expense. At December 31, 2011, the net carrying value of the pending patents was $120,835. See Note 1 for a description related to a change in the agreement with WES. As of December 31, 2011, none of the contingent consideration under the WES Agreement had been triggered.

Note 5 – Property and Equipment

Property and equipment as of December 31, 2011 and March 31, 2011 consisted of the following:

	December 31, 2011	March 31, 2011

Injection well	$613,976	$613,976
Machinery and equipment	1,645,432	1,393,046
Buildings	7,500	7,500
Land	51,000	51,000
Office equipment, computer software, and furniture and fixtures	61,115	28,464
Accumulated depreciation	(248,390)	(104,094)
Total	$2,130,633	$1,989,892

During the nine months ended December 31, 2011 and 2010, the Company recorded depreciation expense of $115,674 and $41,607, respectively.

Note 6 – Discontinued Operations

The financial results of the Company discontinued operations which consist of OC Energy and the closed wastewater plant for the three and nine months ended December 31, 2011 and 2010 are insignificant and thus not presented.

The following is the condensed balance sheets of OC Energy and the wastewater treatment plant as of December 31, 2011 and March 31, 2011:

	December 31, 2011	March 31, 2011
Assets
Current assets:
Cash and cash equivalents	$410	$410
Total current assets	$410	$410

Liabilities
Current liabilities:
Accounts payable	$-	$20,116
Accrued liabilities	9,765	99,307
Total current liabilities	$9,765	$119,423

Management believes there are no contingent liabilities related to discontinued operations.

Note 7 – Certain Balance Sheet Elements

Accrued Liabilities

At December 31, 2011 and March 31, 2011, the Company had accrued liabilities as follows:

	December 31, 2011	March 31, 2011

Accrued interest	$229,193	$192,162
Royalty payable	59,279	51,798
Other	85,145	93,945
Total	$373,617	$337,905

Note 8 – Notes Payable

Note Payable to Vendor

On July 7, 2010, (“the Effective Date”), the Company assumed a promissory note to a vendor in settlement of $410,500 in accounts payable. The vendor manufactured and installed the Company’s discontinued water treatment facility.  The note bears interest at 10% per annum with a one-time default penalty of 10% of the principal balance, and is secured by the Company’s Interceptor Plant contract and the equipment that was manufactured by the vendor.   The Company is currently in default on this note. In addition, the Company has accrued interest and penalties of $199,717 at December 31, 2011.

MOU Note Payable

On the Effective Date, the Company assumed a promissory note of $45,000 in connection with a memorandum of understanding to purchase SET Corp’s discontinued water treatment plant.   The note bears interest at 10% with a default rate of 18%.   As of December 31, 2011, the note is in default and interest is being accrued at the default rate.

Convertible Notes Payable to Horst Geicke and Related Entities

On the Effective Date, the Company assumed various convertible note agreements with an accredited investor and shareholder for proceeds totaling $775,000 and accrued interest of $50,000.   In addition at the Effective Date, a discount on the convertible debt remained of $381,459. On July 7, 2010, the holder converted the note and accrued interest into 2,066,667 shares of the Company’s common stock. Upon conversion the Company, recorded the remaining discount to interest expense. In addition, all accrued interest of $50,000, was forgiven, and treated as a capital contribution due to the related party nature of the transaction as such recorded to additional paid in capital.

Convertible Note Payable to WES

On August 27, 2010, in connection with the WES Agreement, the Company issued a convertible promissory note to WES in the amount of $200,000, without interest or maturity, convertible into Company common stock at a rate of $5.25 per share. The convertible note payable was payable at the Company’s discretion. The note was secured by the Technology. On the date of issuance, no beneficial conversion feature was present. The Company determined that they would pay the note in approximately 15 years. Thus, the Company recorded a discount of 11% in the amount of $157,159 against the note. The discount was to be amortized to interest expense over the period of estimated maturity using the effective interest method. During the nine months ended December 31, 2011, the Company amortized $4,365 of the discount to interest expense and extinguished the related unamortized discount of $146,683 due to the modification of the WES Agreement; see Note 1 for additional information.

Equipment Loan

In June 2010, the Company entered into a note payable agreement with an equipment provider for a machine in the amount of $38,745. The note bears interest at 7.25% per annum and is payable in 24 equal installments of $1,739, with the first installment due in July 2010. As of December 31, 2011, the amount due on this loan was $10,502.

Convertible Note Payable to Metropolitan Real Estate LLC

As discussed in Note 1, on July 7, 2010, the Company entered into an agreement to acquire Pro Water, LLC, a Utah limited liability company (“Pro Water”). In connection with the acquisition, the member of Pro Water received a $2.0 million secured convertible promissory note payable over the period of one year from the closing date, incurring interest at 5% annually and a conversion feature at the option of the holder into shares of the Company’s common stock at a price of $1.50 per share.  The note is secured by all the assets of Pro Water.  No beneficial conversion feature was recorded in connection with the note as the conversion price represented the closing price of the Company’s common stock on the date of the agreement. In addition, the Company recorded the $2,000,000 convertible note as a reduction to additional paid-in capital as it was deemed to be a return of capital initially contributed to Pro Water by the member.

On July 12, 2010, the terms of the acquisition were amended whereby the conversion rate of the $2,000,000 related secured convertible promissory note, which previously all converted at $1.50 at the option of the holder, such amended to so that $1,600,000 of the note may be converted at $3.00 per share and $400,000 may be converted at $0.38 per share.  The convertible note is due based on the following: $100,000 paid on or before September 30, 2010, $200,000 paid on or before December 31, 2010, $200,000 paid on or before March 31, 2011 and the remaining amount of $1,500,000 with unpaid interest on or before June 30, 2011. The $100,000 payment due in September 2010 was paid in October 2010.  On July 12, 2010, since the conversion price of $0.38 related to $400,000 was significantly less than the fair value of the Company’s common stock per the closing market price, a beneficial conversion feature was present. The Company valued the beneficial conversion feature as of the date of the amended agreement in the amount of $696,000, and recorded the maximum discount allowed of $400,000 against the note. The discount is being amortized over the term of the note using the straight line method due to the relatively short maturity of the note.

On January 14, 2011, the terms of the convertible note were amended. As of the date of the amendment, the unpaid principal amount was $1,880,000. Under the terms of the new agreement, the term of the note was extended to five years and all accrued interest was forgiven. The Company is to make 60 monthly payments of $35,478 commencing January 2011 and concluding December 2015. All other terms, including conversion and interest rates remained the same. Under ASC 470, Debt, the Company accounted for the change in terms of the debt as an extinguishment of the debt due to the significant change in the repayment period which impacted the expected cash flows in excess of 10%. Thus, the unamortized discount of $183,333 was removed and a new discount, with a beneficial conversion feature of $400,000 was recorded. Due to Geicke being a significant shareholder, no gain or loss was recorded and the result of the extinguishment was recorded to additional paid in capital. At December 31, 2011, the $275,358 unamortized discount on the note was allocated between short and long term based on the expected annual amortization of which $116,915 has been allocated to short-term portion with the remaining $158,443 allocated to long-term portion. During the nine months ended December 31, 2011 and 2010, the Company amortized $111,463 and $200,000 of the discount to interest expense, respectively, using the effective interest method. The note holder requested the principal payments for November and December 2011 be deferred. Therefore, payments are added on to the end of the term.

Note Payable to Vendor for Settlement of Accrued Liability

The agreement With Yates Petroleum; dated November 30, 2010 requires that SET Corp pay $175,000 at 10% interest for a 24 month period and remove and remediate the effluent pond.  The Company has made its required payments on this note and the balance on the note as of December 31, 2011 was $80,209.

Note 9 – Stockholders’ Deficit

General

On December 9, 2011, a majority of the Company’s shareholders, in the form of a written consent authorized the amendment of the Company’s Amended and Restated Articles of Incorporation to decrease the authorized number of shares of common stock to 100,000,000.  The amendment was made effective on January 19, 2012.

Reverse stock split

On January 25, 2012, the Financial Industries Regulatory Authority ("FINRA") effected a 1 for 15 reverse stock split.  All share and per share information has been adjusted to give effect to the stock split for all periods presented, including all references throughout the consolidated financial statements and accompanying notes.

Common Stock Committed

In December 2011, the Company received proceeds of $500,000 in connection with the commitment to sell 333,333 shares of common stock. As of December 31, 2011, the shares were not issued. The proceeds have been recorded as common stock committed, as a definitive agreement was subsequently signed as promised to the investor. See Note 13 for further information.

Common Stock Issued to Related Parties for Accrued Liabilities and Services

On December 31, 2010, the Company entered into a twenty-four (24) month consulting agreement with Grant King, an Officer and Director of the Company on the date of grant. Under the agreement, the Company agreed to issue a total of 533,333 shares of common stock in 133,333 increments every six months, payable at the beginning of each six-month period. On the date of the agreement, the Company valued the 533,333 shares at $400,000 based upon the closing market price of the Company’s common stock.  The value of the shares will be expensed over the two-year service period. On January 5, 2011, the Company issued the first 133,333 shares of common stock pursuant to the consulting agreement. On September 19, 2011, the Company issued the second 133,333 shares of common stock pursuant to the consulting agreement. During the nine months ended December 31, 2011, the Company recorded compensation expense of $150,000 to general and administrative expenses in connection with this agreement.

On December 28, 2011, the Company issued 10,000 shares of common stock at $1.05 to Bill Ball, a member of the Board of Directors of the Company, as compensation.

Common Stock Issued for Accounts Payable

On November 16, 2011, the Company issued 5,179 shares of its common stock to a vendor at $1.95 per share for the settlement of accounts payable of $10,100

Common Stock Repurchased

On October 20, 2011, the Company repurchased 3,333 shares of common stock from an investor at $1.15 per share. The shares have been submitted for cancellation, and therefore are shown as issued, but not outstanding.

Note 10 – Options and Warrants

On October 7, 2011, the Company granted 80,000 stock options to three members of the Board of Directors with an exercise price of $1.20 per share. The options vest over one year. Compensation expense for this issuance recorded during the nine months ended December 31, 2011 was $24,000 and is included in general and administrative expense on the accompanying consolidated statement of operations. As of December 31, 2011, future compensation expense is approximately $72,000 and will be expensed over approximately 0.75 years.

These stock options do not trade in an active securities market, and as such, we estimate the fair value of these options using the Black-Scholes option pricing model using the following assumptions:

Annual dividend yield	0%
Expected life in years	3.0
Risk-free interest rate	0.50%
Expected volatility	270%

Stock compensation expense recorded in general and administrative expense in the statements of operations for the three months ended December 31, 2011 and 2010 was $63,811 and $46,290, respectively. Stock compensation expense recorded in general and administrative expense in the statements of operations for the nine months ended December 31, 2011 and 2010 was $238,194 and $92,580, respectively.

The following is a summary of activity of outstanding stock option activity for the nine months ended December 31, 2011:

Number of Shares
Balance, March 31, 2011	601,930
Options granted	316,667
Options exercised	(20,000)
Options cancelled or forfeited	(196,930)

Balance, December 31, 2011	701,667

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

Warrants

On the Effective Date, the Company assumed 376,068 of the predecessor entity’s issued and outstanding common stock purchase warrants, previously treated as equity pursuant to the derivative treatment exemption, that were no longer afforded equity treatment. Accordingly, these warrants are recorded as liabilities at fair value at each reporting date. Currently, these warrants have an exercise price of $11.70 and expire in May of 2013; however, these warrants have exercise price reset features in the event the Company issues common stock below the exercise price of the warrants.  During the nine months ended December 31, 2011, the Company recorded gain of $55,149 for the change in fair value of the warrant liability. As of December 31, 2011, the warrant liability was $192,135.

The following is a summary of activity of outstanding common stock warrants for the nine months ended December 31, 2011:

Number Of Shares

Balance, March 31, 2011	1,360,835
Warrants granted	-
Warrants exercised	-
Warrants cancelled or forfeited	(855,333)
Balance, December 31, 2011	505,502

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

Note 12 – Segment Information

The Company reports information about operating segments, as well as disclosures about products and services and major customers. Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance. Management has determined that the water disposal operations of SWD (“Pro Water”) and the operations of SET Corp (“SET Corp”) should be disclosed separately as management reviews financial statements for these entities separately and makes decisions independently of the other entities included within the Company’s financial statements. All intercompany transactions between the reportable segments are eliminated upon consolidation of the Company. At December 31, 2011, the Pro Water segment is the only revenue producing segment, see revenue recognition policy for how revenues are recorded. As of December 31, 2011, the Company operates in one geographic area.

The Company evaluates the performance of its segments based on net income (loss) from continuing operations. Certain income and charges are not allocated to segments in the Company’s management reports because they are not considered in evaluating the segments’ operating performance. The following is a summary of information about profit or loss and assets by segment:

	For the Three Months Ended			For the Three Months Ended
	December 31, 2011			December 31, 2010
	Pro Water	SETCORP	Total	Pro Water	SETCORP	Total
Revenues	$936,159	$-	$936,159	$673,987	$-	$673,987
Cost of revenues	413,288	-	413,288	219,346	-	219,346

Gross profit	522,871	-	522,871	454,641	-	454,641

Operating expenses:
General and administrative	143,315	349,339	492,654	119,914	312,818	432,732
Research and development	-	26,148	26,148	-	53,782	53,782
Total operating expenses	143,315	375,487	518,802	119,914	366,600	486,514

Operating income (loss)	379,556	(375,487)	4,069	334,727	(366,600)	(31,873)
Other income (expense):
Interest income	11	71	82	15	-	15
Interest expense	(23,780)	(46,309)	(70,089)	(225,641)	(16,223)	(241,864)
Change in fair value of derivative liability	-	228,018	228,018	-	(1,909)	(1,909)
Gain (loss) on settlement of payables and accrued liabilities	(4,739)	(27,495)	(32,234)	-	10,167	10,167
Total other income (expense)	(28,508)	154,285	125,777	(225,626)	(7,965)	(233,591)

Income (loss) before provision for income taxes	351,048	(221,202)	129,846	109,101	(374,565)	(265,464)

Provision for income taxes	-	7,000	7,000	33,689	-	33,689

Net income (loss) from continuing operations	351,048	(228,202)	122,846	75,412	(374,565)	(299,153)

Net loss from discontinued operations			-			(30,000)
Net income (loss)			$122,846			$(329,153)

	For the Nine Months Ended			For the Nine Months Ended
	December 31, 2011			December 31, 2010
	Pro Water	SETCORP	Total	Pro Water	SETCORP	Total
Revenues	$3,280,864	$-	$3,280,864	$1,766,461	$-	$1,766,461
Cost of revenues	1,273,600	-	1,273,600	550,164	-	550,164

Gross profit	2,007,264	-	2,007,264	1,216,297	-	1,216,297

Operating expenses:
General and administrative	334,330	958,064	1,292,394	340,471	664,568	1,005,039
Research and development	-	125,292	125,292	-	53,782	53,782
Total operating expenses	334,330	1,083,356	1,417,686	340,471	718,350	1,058,821

Operating income (loss)	1,672,934	(1,083,356)	589,578	875,826	(718,350)	157,476
Other income (expense):
Interest income	35	75	110	30	17	47
Interest expense	(141,869)	(88,702)	(230,571)	(252,124)	(410,511)	(662,635)
Change in fair value of derivative liability	-	55,149	55,149	-	(106,990)	(106,990)
Gain (loss) on settlement of payables and accrued liabilities	(6,534)	32,237	25,703	-	14,234	14,234
Total other income (expense)	(148,368)	(1,241)	(149,609)	(252,094)	(503,250)	(755,344)

Income (loss) before provision for income taxes	1,524,566	(1,084,597)	439,969	623,732	(1,221,600)	(597,868)

Provision for income taxes	-	7,000	7,000	33,689	-	33,689

Net income (loss) from continuing operations	1,524,566	(1,091,597)	432,969	590,043	(1,221,600)	(631,557)

Net loss from discontinued operations			(194)			(30,369)
Net income (loss)			$432,775			$(661,926)

The geographic location of the injection well is a direct factor with relation to the radius of customer’s wells that can be economically serviced. While there are several key factors to obtaining new business, the ratio of available business per customer is based solely on the number of wells the customer has within the serviceable radius of the injection well.  As new gas wells are developed within the serviceable radius of the well, the ratio of customers to percentage of business will decrease.  Until new wells are developed the expected customer to business ratio are not expected to change. All revenue and receivable concentrations disclosed in Note 2 related to the Pro Water Utah segment.

As of December 31, 2011, primarily all of the assets, with the exception of the SET Corp’s pending patents of $120,835 and assets of discontinued operations of $410, were within the Pro Water segment. All assets were located with the United States.

Note 13 – Subsequent Events

On January 12, 2012, the Company entered into a securities purchase agreement with an accredited investor for units of securities exempt from registration under Regulation S of the Securities Act of 1933, as amended (the “Act”).  The accredited investor purchased 333,333 units for $500,000, which included 333,333 shares of restricted common stock and a warrant to purchase 333,333 shares of restricted common stock at $2.25 per share. As of December 31, 2011, proceeds of $500,000 were received in connection with the agreement and are recorded as common stock committed. As of the date of this filing, the shares have not been issued.

On January 16, 2012, the Company entered into a securities purchase agreement with an accredited investor for units of securities exempt from registration under Regulation S of the Act.  The accredited investor purchased 666,667 units for $1,000,000, which included 666,667 shares of restricted common stock and a warrant to purchase 666,667 shares of restricted common stock at $2.25 per share.  As of the date of this filing, the shares have not been issued.

Pro Water (Colorado)

On February 3, 2012, we made a payment of $506,000 to GE Oil and Gas as an installment payment, for the manufacture of our Centerline™ SWD facility.

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

On January 19, 2012, we filed an amendment to our articles to implement a one for fifteen reverse stock split and to decrease our amount of authorized Common and Preferred stock to the amounts as noted below.  However, the aforementioned amendment was not in effect until January 25, 2012 upon FINRA’s authorization.

The Corporation is authorized to issue 300,000,000 shares of Common Stock, $0.001 par value per share, and 10,000,000 shares of Preferred Stock, $0.001 par value per share.

On December 9, 2011, a majority of the Company’s shareholders, in the form of a written consent authorized the amendment of the Company’s Amended and Restated Articles of Incorporation to decrease the authorized number of shares of common stock to 100,000,000.

General Overview of Business

Our business objective is dedicated to responsible resource utilization through environmentally sustainable technologies. With offices in Southern California, Utah, Colorado and North Dakota, our objective is to set the standard for responsible principles of sustainable development.  Through patented technologies and strategic acquisitions, we intend to solve environmental issues with an economic advantage to the consumer. Our technologies are intended to limit our customer’s environmental impact by conserving valuable and diminishing natural resources.

Current and future services include, and are expected to include, innovative eco-technologies that provide patented treatment, recovery, reclamation and re-injection services for produced water (associated with the oil and gas industry) and the ultra-efficient tri-gen systems that offer combined cooling, heating, and power generation with the added capability of water production from a single energy source.   We offer complete sustainable energy solutions that bridge the gap between existing energy sources and the sustainable energy sources.  Such design and application will meet the needs of tomorrow by preserving the natural resources of today.  We also provide customized services that include design, construction management, operation and maintenance services, and equipment manufacturing for the industrial and municipal sectors.  With strategic partnerships, through prominent global manufacturers and distributors, we have access to a worldwide sales and distribution network.

The application of proven water treatment systems today is in high demand globally.  So far in the U.S., our focus has been directed to the oil and gas industry where these ever-growing volumes of waste water must be dealt with to assure the continued supply of domestic petroleum products so desperately needed.  This focus will be continued, and expanded throughout the Americas and into Canada and other countries in the future.  SET Corp’s wholly owned subsidiary Pro Water, LLC, a Utah Corporation, is currently capitalizing on this opportunity in its Utah facility as discussed below.

Principal Products and Services

Services

Pro Water Blue Bench Class II Salt Water Disposal Well in Utah

Through an acquisition of all of the issued and outstanding membership interests of Pro Water, LLC, a Utah limited liability company (“Pro Water”), the Company acquired Pro Water’s Blue Bench Class II Salt Water Disposal (“SWD”) well.  The SWD well is owned and operated by Pro Water in Duchesne, Utah and is one of the few, available methods for disposing “Produced Water” in that area.  Produced Water is a byproduct of oil and gas production.  Pro Water’s SWD well takes the Produced Water brought in from customers in Duchesne, Utah and converts that Produced Water into processed water which can be reused when drilling for oil and gas or safely injected into approved formations thousands of feet below potential ground water zones.

Pro Water’s SWD well resides on two five-acre parcels. With the exception of a few outlying buildings, Pro Water’s SWD well has been completely re-designed to increase the capacity for production and allow the SWD well to operate during the winter months. With the completion of the upgrades and automation, the redesigned SWD well is capable of handling over 7,000 barrels per day of Produced Water.  Efficiency and automation designs allow Pro Water’s SWD well to operate with minimal labor while achieving maximum production results.  Pro Water’s SWD well serves as a showpiece, as it is a modern and innovative injection well.

Products

ProWater’s Centerline SWD™

On August 1, 2011, management formed a wholly owned subsidiary, ProWater, LLC, a Colorado limited liability company (“ProWater”), which owns the proprietary Centerline SWD™.  Designed by management with experience gained through the building and operating of the Utah facility, Centerline SWD™ system is a containerized, module, movable system that utilizes green technology to efficiently separate oil, water and other by-products produced from oil and gas operations. Centerline SWD™ is a unique state-of-the-art system that is based on strategic utilization following a three-pronged approach for deriving revenue: 1) sale of oil, 2) sale of water, and 3) reinjection of cleaned water.  This three-pronged approach enables ProWater to derive revenue and safely dispose of the remaining components by selling oil to refiners and providing processed water for use in hydraulic fracturing or water injection. Applied to approved formations, this re-used water is injected thousands of feet below potential ground water zones.

The Centerline SWD™ system is a highly automated, self-monitoring, self-diagnostic, modular facility that can be completely built and installed in 90 days. The Centerline SWD™ modules are dropped in place, bolted together, and connected to main power lines and can be turned on to heat the balance of the facility while final plumbing connections to the tank farm are completed.  One of the greatest benefits to the modular system is that these portable units can be built in modern climate controlled facilities that allow them to be built year round.  ProWater’s Centerline SWD™ facilities are more efficient, require less manual labor, and for the direct benefit of its customers, processes the average water truck in less than half the time of the industry standard.

Centerline SWD™ systems, utilize Class II SWD wells that are recognized as one of the safest forms of disposing Produced Water.  It would take three separate, simultaneous integrity failures to pose any environmental risk.  With agencies such as the Environmental Protection Agency set to release new national standards for the disposal of Produced Water, generated from shale formations, each Centerline SWD™ facility contains a complex safety system with a series of redundant controls that exceed local, state and federal requirements.  The system is designed in such a way that if it encounters even one safety abnormality, the entire facility is immediately and automatically shut down, it further issues alerts to multiple predetermined individuals.  No further water can be taken into the facility or pumped down hole until the safety issue is evaluated and resolved.

ProWater’s Centerline SWD™ system intelligently combines highly efficient process controls with best in class technologies, and installs them into portable modular buildings. The Centerline SWD™ system utilizes a horizontal GE™ surface pumping systems (SPS) that features a directly-coupled, multistage centrifugal pump that is uniquely designed for high pressure, low to medium flow and environmentally sensitive applications.  The SPS pump has low maintenance requirements, a long run-life and can be easily modified in the field.  The addition of variable speed drives and logic control systems lower operating costs and improve reliability, while providing intelligent monitoring and control capabilities.  Another key advantage of the Centerline SWD™ is the ability to maintain full manufacturing and construction capacity year round.  The Centerline SWD™ system clarifies produced oilfield waters to the extent that they can be used in water-flooding to drive more oil from the earth, and/or allow it to be disposed of in Class II SWD wells. This cleaned water can also be used as frack water in the oilfields where there is new drilling activity.

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

In April of 2008, we constructed and successfully tested our first plant in Wyoming in connection with an agreement with Yates Petroleum, Inc. This agreement was structured on a “build, own and operate” economic model whereby we provided a “turnkey” plant to Yates Petroleum and charged a royalty per barrel of cleaned Produced Water. The Company received a fixed royalty for every barrel of Produced Water treated and purified and maintained ownership of the equipment under a five-year contract.  After unsuccessfully attempting to negotiate a higher royalty rate, the company decided to shut the plant down until a buyer could be found.  Subsequent to shutting down the plant, Yates Petroleum, Inc. cancelled its agreement with the Company.

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

Pro Water Utah

On July 7, 2010, we entered into an agreement with Pro Water (the "Pro Water Agreement") to acquire 100% of the membership interests of Pro Water, LLC (“Pro Water”), a Utah limited liability company, from its sole  member, Metropolitan Real Estate, LLC (the “Metropolitan”), a New York limited liability company. Metropolitan is an entity controlled by Horst Franz Geicke, a beneficial owner of the Company.  Pro Water’s sole business is its ownership and operation of an injection well disposal refinery (“DIW”) in Duchesne, Utah.  In exchange for the purchase of the membership interest of Pro Water, we assumed all Pro Water debts, 1,333,333 shares of our restricted common stock were to be issued, and a secured convertible promissory note (the "Pro Water Note") was to be issued.  The amount of the Pro Water Note was in the amount of $2,000,000, at an interest rate of 5% per annum, payable quarterly over a period of one year commencing on the closing date of the Pro Water Agreement.   In addition, the Pro Water Note had a conversion feature, which at the sole option of the holder, would convert the Pro Water Note into shares of restricted common stock at a price of $1.50 per share.  The Pro Water Note is secured by all of the assets of Pro Water and the wastewater treatment facility owned by us. Subsequent to the closing of the Pro Water Agreement, Pro Water became our wholly-owned subsidiary.

On July 12, 2010, the terms of the Pro Water Agreement were amended whereby the number of shares of common stock paid to Metropolitan was increased to 2,222,222 (from 1,333,333).  In addition, the conversion rate of the Pro Water Note was also amended.  Previously the Pro Water Note was to be converted at $1.50 per share, however the Pro Water Note was at amended so that $1,600,000 of the Pro Water Note would be converted at $3.00 per share and $400,000 would be converted at $0.38 per share.  The Pro Water Note was also amended to have the following payment schedule: i) $100,000 paid on or before September 30, 2010; ii) $200,000 paid on or before December 31, 2010; iii) $200,000 paid on or before March 31, 2011 and vi) the remaining amount of $1,500,000 with unpaid interest on or before June 30, 2011. The $100,000 payment due in September 2010, was paid in October of 2010.

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

Because SWD wells are essential to the responsible processing of Produced Water from the oil and gas industry, we acquired Pro Water to expand our water processing services for the disposal of Produced Water. Through Pro Water’s SWD well in Utah, we have established a customer base and are currently generating a positive monthly cash flow.  Furthermore, since January of 2011, business of Pro Water’s SWD well has steadily increased as local governments increase regulations and restrictions for disposing Produced Water. While there are several key factors to obtaining new business, the ratio of available business per customer is based solely on the number of oil and gas wells the customer has within the serviceable radius of the injection well.  As new oil and gas wells are developed within the serviceable radius of Pro Water’s SWD well, the ratio of customers to percentage of business will increase.

ProWater Colorado

On August 1, 2011, management formed a wholly owned subsidiary, ProWater, LLC, a Colorado limited liability company (“ProWater”), in which we plan to develop additional technologies for disposing of salt water from oil and gas wells, including technologies such as Centerline SWD™, and designing, building and operating SWD wells that are used in the oil and gas industry.

Design, Building and Operating SWD Wells

Company management has spent the last year working in North Dakota and Montana to identify potential SWD well sights and obtaining operating and drilling permits for the most desirable of those locations for Pro Water. Currently three sites have received state approval for Class II SWD well locations, with several more sites currently pending approval.  Management’s focus on this strategic acquisition and new site evaluation will be instrumental in the Bakken play and for additional markets in the future.

Management’s plans on replicating and improving the design and cash flow of the SWD wells in North Dakota and Montana from their experience at Pro Water’s Utah facility.  They anticipate that each new Centerline SWD™ facility will require 3-4 months to begin generating income.

Centerline SWD™

ProWater’s proven dedication to the industry has created partnership opportunities and solid relationships with vendors and customers, and potential customers in Utah, North Dakota and Montana for the Centerline SWD™ system.  Reports from the United States Geological Survey (“USGS”) show that the Bakken Shale formation could hold more crude oil than the entire Middle East region, which could produce crude oil for the next 20-35 years.  The lack of SWD well locations is currently one of the largest roadblocks holding back the number of crude oil wells in this area.  SET Corp is ready to capitalize on this opportunity utilizing ProWater’s Centerline SWD™ systems by managing the building of the related salt-water disposal wells, and through strategic partners in the oil and gas industry.

According to the Wall Street Journal, the Bakken Shale formation is believed to contain up to four hundred billion barrels of recoverable oil.  Technological improvements in the past two years have taken what was once a small, marginally profitable field and turned it into one of the fastest-growing oil-producing areas in the U.S.  The Bakken Shale has helped North Dakota oil production double in the past three years, surging to 80 million barrels in 2009—tiny relative to the more than seven billion barrels consumed by the U.S. every year, but enough to vault the state past Oklahoma and Louisiana to become the country's fourth-biggest oil producer, after Texas, Alaska and California. If current projections hold, North Dakota's oil production could pass Alaska's by the end of the decade.

Class II SWD wells are the preferred disposal system in the U.S., as many states are banning evaporation pits.  In the state of North Dakota, permitting for evaporation pits is not allowed. Produced Water is commonly shipped to SWD wells by truck, or by a limited number of pipelines.  Oil producers do not want to deal with wastewater disposal and only build disposal wells when commercial disposals are not conveniently available.  This is where SET Corp, through its wholly owned subsidiary ProWater, can become a key partner to these oil producers.   ProWater and its Centerline SWD™ systems growth and expansion plans in the U.S. over the next two to five years will occur in Three Phases.

In Phase One, ProWater expects to deliver three Centerline SWD™ systems in North Dakota by the end of 2012 and anticipates Phase One could generate income by the second quarter of 2012. In Phase Two, the next four   Centerline SWD™ systems are anticipated to be completed in 2013 in North Dakota and Montana.  Phase Three will be our biggest expansion phase; this is where we anticipate the lease and operations of the Centerline SWD™ system, and the further use of ProWater’s technology and design team to assist major oil and gas companies throughout the U.S.

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

Effective September 1, 2011, along with SET IP Holdings LLC, a Utah limited liability company, we entered into an amendment with WES to the aforementioned Technology Purchase Agreement (“Amendment to the TPA”).  Pursuant to the terms of the Amendment to the TPA: (i) SET Corp’s option to purchase 3% of the capital stock of WES has been canceled; (ii) WES’ warrant to purchase 333,333 shares of SET Corp’s common stock at a price of $5.25 per share has been canceled; (iii) WES’ $200,000 convertible secured promissory note issued by SET Corp. (convertible at $5.25 per share of SET Corp’s common stock), and all security interests granted thereunder, has been canceled; (iv) SET Corp’s ownership of 12% of the capital stock of WES has been canceled; (v) SET Corp’s payment to WES upon certain terms of WES’ successful installation and sale of a MultiGen unit has been reduced to 250,000 shares of SET Corp’s common stock; (vi) the maximum share issuance by SET Corp to WES based on WES royalties paid to SET Corp for certain WES sales of MultiGen units has been reduced to 333,333 shares of SET Corp’s common stock; (vii) any shares of SET Corp common stock issued to WES pursuant to the Agreement, as amended, shall be restricted from transfer for one year from the date of issuance; (viii) SET Corp maximum royalty obligation to WES for SET Corp sales of MultiGen units has been reduced to $500,000; (ix) WES shall pay SET Corp a royalty of 10% of gross revenues for WES sales of MultiGen units; (x) WES and SET Corp shall split 75/25 certain fees paid to WES in connection with agency for sales of MultiGen units outside of Australia; and (xi) the parties have covenanted to use their best efforts in regards to maintaining distributor status for sourcing components for the Multigen units.

On October 17, 2011 SET Corp shipped the first order for its high efficiency MultiGen combined cooling, heating and power, plus water generation systems (CCHP +H20) to a commercial facility in Australia for a retrofit construction project.  Subject to a successful outcome for this first installation, coordinated by SET Corp's exclusive worldwide master distributor, World Environmental Solutions (WES), further orders are expected in 2012.   Upon a successful launch of the MultiGen in Australia, SET Corp intends to promote the MultiGen throughout the Americas, starting with the USA, in 2012.

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

Results of Operations for the Three Months Ended December 31, 2011 and 2010

The following table summarizes the results of continuing operations amounts of the Company for the periods and dates shown:

	For the Three Months Ended December 31,
	2011	2010
Combined Statement of Operations Data:
Revenue	$936,159	$673,987
Cost of revenue	413,288	219,346
Operating expenses	518,802	486,514
Operating income (loss)	4,069	(31,873)
Other income (expense)	125,777	(233,591)
Income (loss) from continuing operations	129,846	(265,464)
Net income (loss)	$122,846	$(329,153)

Revenues increased $262,172 or 39%, for the three months ended December 31, 2011 compared to the corresponding period of the prior year. This increase resulted from a 37% increase in revenue from its major customer that accounted for 80% of revenue compared to 90% for the corresponding prior period. The increase in revenue is due to the complete redesign and upgrade of the DIW and management’s decision to implement temporary receiving facilities during the redesign process.  By guaranteeing customers that they would receive uninterrupted service, the temporary receiving facilities allowed management to secure customers several months in advance of the upgrade completions.  Furthermore by providing customers with exceptional customer service and competitive pricing that does not fluctuate significantly, management has created a marketing edge that separates the DIW from that of local competition.  Due to improvements made subsequent to the prior comparable period, the injection well is automated and fully winterized.  The injection well not only has additional capacity but its increased efficiency for processing produced water, allows four trucks to simultaneously unload.  This greatly reduces wait times and ultimately results in the Company and our customers saving both time and money.

Cost of revenue increased $193,942 or 88%, for the three months ended December 31, 2011 compared to the corresponding period of the prior year. As a percentage of revenues, cost of revenue was 44% compared to 33% in the prior year period. Items included within cost of revenues represent labor, depreciation and amortization, equipment rental, supplies, utilities, repair and maintenance. Principal factors contributing to the increase in cost of revenue included additional depreciation due to improvements made to the injection well subsequent to the prior comparable period and an increase in variable expenditures such as utilities due to the increased barrels produced. Payroll related costs are primarily fixed due to the minimal staffing required to monitor the facility and thus do not fluctuate significantly from period to period.

Total operating expenses increased $32,288 or 7% for the three months ended December 31, 2011 compared to the corresponding period of the prior year due to the increased revenue. Operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, depreciation and amortization, legal expense, information systems expense, product marketing, and sales expense.  Increased expenditures included approximately $90,000 for stock based compensation, $74,000 in professional fees, $92,000 in salaries and wages, $66,000 in consulting agreements, and general corporate expenditures for the Company for rent, utilities, etc in which were not present in the previous comparable period.

Total other expense decreased $359,368 or 154% for the three months ended December 31, 2011 compared to the corresponding prior period due to an increase in financing activities. Other income (expense) includes interest income, interest expense, change in fair value of derivative liability, and gain on settlement of payables and accrued liabilities. The decrease during the current period was primarily related to $200,000 of amortization expense related to the beneficial conversion feature recorded in connection with the $2.0 million note payable to the former shareholder of Pro Water.

Segment Results for the Three Months Ended December 31, 2011 and 2010

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

	For the Three Months Ended			For the Three Months Ended
	December 31, 2011			December 31, 2010
	Pro Water	SETCORP	Total	Pro Water	SETCORP	Total
Revenues	$936,159	$-	$936,159	$673,987	$-	$673,987
Cost of revenues	413,288	-	413,288	219,346	-	219,346

Gross profit	522,871	-	522,871	454,641	-	454,641

Operating expenses:
General and administrative	143,315	349,339	492,654	119,914	312,818	432,732
Research and development	-	26,148	26,148	-	53,782	53,782
Total operating expenses	143,315	375,487	518,802	119,914	366,600	486,514

Operating income (loss)	379,556	(375,487)	4,069	334,727	(366,600)	(31,873)
Other income (expense):
Interest income	11	71	82	15	-	15
Interest expense	(23,780)	(46,309)	(70,089)	(225,641)	(16,223)	(241,864)
Change in fair value of derivative liability	-	228,018	228,018	-	(1,909)	(1,909)
Gain (loss) on settlement of payables and accrued liabilities	(4,739)	(27,495)	(32,234)	-	10,167	10,167
Total other income (expense)	(28,508)	154,285	125,777	(225,626)	(7,965)	(233,591)

Income (loss) before provision for income taxes	351,048	(221,202)	129,846	109,101	(374,565)	(265,464)

Provision for income taxes	-	7,000	7,000	33,689	-	33,689

Net income (loss) from continuing operations	351,048	(228,202)	122,846	75,412	(374,565)	(299,153)

Net loss from discontinued operations			-			(30,000)
Net income (loss)			$122,846			$(329,153)

Pro Water

All revenues and cost of revenues are associated with the Pro Water segment. See explanation above regarding changes in revenues and cost of revenues.

Total operating expenses increased $23,401 or 20% for the three months ended December 31, 2011 compared to the prior period presented due to improvements made to the injection well of the Company as discussed above. Also as a result, as a percentage of revenue, operating expenses decreased from 18% to 15% due to the significant improvement in revenue.

Total other expense decreased $197,118 or 87% for the three months ended December 31, 2011 compared to the prior period presented due to a decrease in financing activities. Other income (expense) includes interest income and interest expense. The decrease during the current period was primarily related to approximately $200,000 of amortization expense related to the beneficial conversion feature allocated to Pro Water in connection with the $2.0 million note payable to the former shareholder of Pro Water.

SET Corp

There is no revenue generated by this segment for any of the periods presented.

Total operating expenses increased $8,887 or 2% for the three months ended December 31, 2011 compared to the prior period presented due to approximately $30,000 of stock-based compensation and $50,000 in consulting agreements. Operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, depreciation and amortization, legal expense, information systems expense, product marketing, sales expense and research and development expenses.  Expenditures included approximately $67,000 for stock based compensation, $74,000 in professional fees, $46,000 in salaries and wages, $66,000 in consulting agreements, and general corporate expenditures for SET Corp for rent, utilities, etc in which were not present in the previous comparable period.

Total other expense decreased $162,250 or 2,037% for the three months ended December 31, 2011 compared to the prior period presented primarily due to the $228,018 change in fair value of derivative liability.

Results of Operations for The Nine Months Ended December 31, 2011 And 2010

The following table summarizes the results of continuing operations amounts of the Company for the periods and dates shown:

	For the Nine Months Ended December 31,
	2011	2010
Combined Statement of Operations Data:
Revenue	$3,280,864	$1,766,461
Cost of revenue	1,273,600	550,164
Operating expenses	1,417,686	1,058,821
Operating income	589,578	157,476
Other expense	(149,609)	(755,344)
Income (loss) from continuing operations	439,969	(597,868)
Net income (loss)	$432,775	$(661,926)

Revenues increased $1,514,403 or 86%, for the nine months ended December 31, 2011 compared to the corresponding period of the prior year. This increase resulted from a 68% increase in revenue from its major customer that accounted for 80% of revenue compared to 90% for the corresponding prior period. The increase in revenue is due to the complete redesign and upgrade of the SWD and management’s decision to implement temporary receiving facilities during the redesign process.  By guaranteeing customers that they would receive uninterrupted service, the temporary receiving facilities allowed management to secure customers several months in advance of the upgrade completions.  Furthermore by providing customers with exceptional customer service and competitive pricing that does not fluctuate significantly, management has created a marketing edge that separates the SWD from that of local competition.  Due to improvements made subsequent to the prior comparable period, the injection well is automated and fully winterized.  The injection well not only has additional capacity but its increased efficiency for processing produced water, allows four trucks to simultaneously unload.  This greatly reduces wait times and ultimately results in the Company and our customers saving both time and money.

Cost of revenue increased $723,436 or 131%, for the nine months ended December 31, 2011 compared to the corresponding period of the prior year. As a percentage of revenues, cost of revenue was 39% compared to 31% in the prior year period. Items included within cost of revenues represent labor, depreciation and amortization, equipment rental, supplies, utilities, repair and maintenance. Principal factors contributing to the increase in cost of revenue included additional depreciation due to improvements made to the injection well subsequent to the prior comparable period and an increase in variable expenditures such as utilities due to the increased barrels produced. Payroll related costs are primarily fixed due to the minimal staffing required to monitor the facility and thus do not fluctuate significantly from period to period.

Total operating expenses increased $358,865 or 34% for the nine months ended December 31, 2011 compared to the corresponding period of the prior year due to the increased operations. Operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, depreciation and amortization, legal expense, information systems expense, product marketing, and sales expense.  Increases expenditures included approximately $264,000 for stock based compensation, $189,000 in professional fees, $275,000 in salaries and wages, $170,000 in consulting agreements, and general corporate expenditures for the Company for rent, utilities, etc in which were not present in the previous comparable period.

Total other expense decreased $605,735 or 80% for the nine months ended December 31, 2011 compared to the corresponding prior period due to a decrease in financing activities. Other income (expense) includes interest income, interest expense, change in fair value of derivative liability, and gain on settlement of payables and accrued liabilities. The decrease during the current period was primarily related to the amortization of debt discounts on the convertible notes payable due to conversion features and warrants of approximately $585,000.

Segment Results for the Nine Months Ended December 31, 2011 and 2010

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

	For the Nine Months Ended			For the Nine Months Ended
	December 31, 2011			December 31, 2010
	Pro Water	SETCORP	Total	Pro Water	SETCORP	Total
Revenues	$3,280,864	$-	$3,280,864	$1,766,461	$-	$1,766,461
Cost of revenues	1,273,600	-	1,273,600	550,164	-	550,164

Gross profit	2,007,264	-	2,007,264	1,216,297	-	1,216,297

Operating expenses:
General and administrative	334,330	958,064	1,292,394	340,471	664,568	1,005,039
Research and development	-	125,292	125,292	-	53,782	53,782
Total operating expenses	334,330	1,083,356	1,417,686	340,471	718,350	1,058,821

Operating income (loss)	1,672,934	(1,083,356)	589,578	875,826	(718,350)	157,476
Other income (expense):
Interest income	35	75	110	30	17	47
Interest expense	(141,869)	(88,702)	(230,571)	(252,124)	(410,511)	(662,635)
Change in fair value of derivative liability	-	55,149	55,149	-	(106,990)	(106,990)
Gain (loss) on settlement of payables and accrued liabilities	(6,534)	32,237	25,703	-	14,234	14,234
Total other income (expense)	(148,368)	(1,241)	(149,609)	(252,094)	(503,250)	(755,344)

Income (loss) before provision for income taxes	1,524,566	(1,084,597)	439,969	623,732	(1,221,600)	(597,868)

Provision for income taxes	-	7,000	7,000	33,689	-	33,689

Net income (loss) from continuing operations	1,524,566	(1,091,597)	432,969	590,043	(1,221,600)	(631,557)

Net loss from discontinued operations			(194)			(30,369)
Net income (loss)			$432,775			$(661,926)

Pro Water

All revenues and cost of revenues are associated with the Pro Water segment. See explanation above regarding changes in revenues and cost of revenues.

Total operating expenses decreased $6,141 or 2% for the nine months ended December 31, 2011 compared to the prior period presented due to improvements made to the injection well of the Company as discussed above. Also as a result, as a percentage of revenue, operating expenses decreased from 19% to 10% due to the significant improvement in revenue.

Total other expense decreased $103,726 or 41% for the nine months ended December 31, 2011 compared to the prior period presented due to a decrease in financing activities. Other income (expense) includes interest income and interest expense. The decrease during the current period was primarily related to approximately $200,000 of amortization expense in the prior period related to the beneficial conversion feature allocated to Pro Water in connection with the $2.0 million note payable to the former shareholder of Pro Water.

SET Corp

There is no revenue generated by this segment for any of the periods presented.

Total operating expenses increased $365,006 or 51% for the nine months ended December 31, 2011 compared to the prior period presented due approximately $125,000 of research and development related to MultiGen. Operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, depreciation and amortization, legal expense, information systems expense, product marketing, sales expense and research and development expenses.  Expenditures included approximately $204,000 for stock based compensation, $187,000 in professional fees, $138,000 in salaries and wages, $170,000 in consulting agreements, and general corporate expenditures for SET Corp for rent, utilities, etc in which were not present in the previous comparable period.

Total other expense decreased $502,009 or 99% for the nine months ended December 31, 2011compared to the prior period presented primarily due to the $385,000 amortization expense in the prior period related to the $2.0 million note payable to the former shareholder of Pro Water allocated to SET Corp. Also included in other expense for the current period was a change in fair value of derivative liability income of $55,149 and a gain on settlement of payables and accrued liabilities of $32,237.

Liquidity And Capital Resources

As shown in the accompanying consolidated financial statements, during the nine months ended December 31, 2011, the Company generated operating income from continuing operations before income taxes of $439,969.  As of December 31, 2011, we had a working capital deficit of $639,032.  In addition, the Company’s operations are primarily concentrated with one customer which represented 80% of total revenues during the nine months ended December 31, 2011.  During the nine months ended December 31, 2011, the Company generated positive cash flows from operations of $575,027. During the nine months ended December 31, 2011, the Company funded operations through cash flows generated from the Pro Water segment. In addition, in January 2011 management refinanced the convertible note in connection with the Pro Water segment for an increased period of five years. The refinancing of the convertible note payable in connection with the Pro Water acquisition has allowed management to utilize current cash flow to effectively pay down existing debt and provide the necessary capital for future growth. In fiscal 2012, the Company intends to fund operations and pay down liabilities through cash on hand and the positive cash flow being generated by the Pro Water segment. In addition, the Company intends to continue to negotiate the settlement of liabilities incurred in connection with the reverse acquisition of SET Corp.

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

Operating Activities

Cash provided by operating activities during the nine months ended December 31, 2011 and 2010 were $575,027 and $376,552, respectively.  In 2011, this was the result of a net income of $432,775 offset by non-cash and non-operating items (depreciation, stock-based compensation, change in fair value of warrant liability, gain on settlement of accounts payable, and interest expense from the amortization of debt discounts) totaling $563,892 and net cash used current assets and liabilities of $421,640. In 2011, the usage of cash was primarily due to the increase in our operations which caused assets such as accounts receivable to increase. In addition, we have made an effort to decrease our accounts payable. In 2010, the increase in cash is directly related to the Company extending payments on accounts payable to preserve capital.

Investing Activities

Cash used in investing activities during the nine months ended December 31, 2011 and 2010 were $279,056 and $790,905, respectively. In 2011 and 2010, the primary investing activity was purchase of fixed assets related to the injection well of $279,056 and $826,945. Significant expenditures were made by the Company to automate, winterize and add additional stations to the injection well for increased production.

Financing Activities

Financing cash flows used in the nine months ended December 31, 2011 amounted to $175,322 and consisted of proceeds from common stock to be issued of $500,000, payments of $198,408 on a related party convertible note payable, and $114,440 of payments on notes payable. In the 2010 period, financing cash flows provided were $213,762 and consisted of capital contributions of $150,000 and proceeds from sale of common stock of $190,500. These contributions were necessary to fund operations and make improvements to the DIW.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by SEC Rule 13a-15 or Rule 15d-15, our Chief Executive and Principal Accounting & Financial Officers carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures are effective as of December 31, 2011 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, no sales of unregistered equity securities occurred.  However, see Item 5 below regarding sales of unregistered equity securities that occurred after December 31, 2011.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

None.

Item 5.  Other Information

Unregistered Sales of Equity Securities After December 31, 2011

On January 12, 2012, the Company entered into a securities purchase agreement with an accredited investor for units of securities exempt from registration under Regulation S of the Securities Act of 1933, as amended (the “Act”).  The accredited investor purchased 333,333 units for $500,000, which included 333,333 shares of restricted common stock and a warrant to purchase 333,333 shares of restricted common stock at $2.25 per share. As of December 31, 2011, proceeds of $500,000 were received in connection with the agreement and are recorded as common stock committed. As of the date of this filing, the shares have not been issued.

On January 16, 2012, the Company entered into a securities purchase agreement with an accredited investor for units of securities exempt from registration under Regulation S of the Act.  The accredited investor purchased 666,667 units for $1,000,000, which included 666,667 shares of restricted common stock and a warrant to purchase 666,667 shares of restricted common stock at $2.25 per share.  As of the date of this filing, the shares have not been issued.

The aforementioned transactions did not rely on Section 4(6) of the Act as previously reported in the Form 8-K filed with the SEC on January 17, 2012 and the amendment to the Form 8-K filed on January 18, 2012 with the SEC.  As noted above, the aforementioned transactions relied on Regulation S and Section 4(2) of the Act.

The use of the proceeds from the aforementioned transactions are planned to be used to fund our development, expansion and operational plans as discussed in Item 2 of Part 1 of this Quarterly Report.

Pro Water (Colorado)

On February 3, 2012, we made a payment of $506,000 to GE Oil and Gas as an installment payment, for the manufacture of our Centerline™ SWD facility.

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

Signature	Title	Date

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION

/s/ Robert Glaser
Robert Glaser	Chief Executive Officer	February 10, 2012

/s/ Cynthia Glaser
Cynthia Glaser	Principal Accounting & Financial Officer	February 10, 2012