Form 10-K
period 2012-03-31
Sustainable Environmental Technologies Corp
filed 2012-06-29
CIK 932136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: MARCH 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-254888

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION
 (Exact name of registrant as specified in its charter)

California	33-0230641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2345 W. Foothill, Suite 12, Upland, CA	91786
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of September 30, 2011 was approximately $11,254,031.

The number of shares outstanding of the issuer’s Common Stock as of June 29, 2012 was 16,659,898.

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

As used in this Annual Report on Form 10-K, unless the context requires otherwise, "we", "us" or the "Company" or SET Corp. means Sustainable Environmental Technologies Corporation, a California Corporation, and its divisions and subsidiaries.

PART I

ITEM 1.  BUSINESS

Organizational History

We were incorporated on July 21, 1985 with the name International Beauty Supply Ltd. under the laws of the state of California.  On May 28, 1993, we filed an amendment to the Articles of Incorporation to change our name to L.L. Knickerbocker Co., Inc.  On January 9, 2003, we filed an amendment to the Articles of Incorporation to change our name to RG Global Lifestyles, Inc.  On July 28, 2010, we filed an amendment to the Articles of Incorporation to change our name to our current name, Sustainable Environmental Technologies Corporation.

On January 19, 2012, we filed an amendment to our articles to implement a one for fifteen reverse stock split and decreased our amount of authorized Common and Preferred stock to the amounts as noted below.  However, the aforementioned amendment was not in effect until FINRA’s authorization on January 25, 2012.

The Corporation is authorized to issue 100,000,000 shares of Common Stock, $0.001 par value per share, and 10,000,000 shares of Preferred Stock, $0.001 par value per share.

For the past three (3) years, we have not filed for bankruptcy, receivership or any similar proceeding and have not effected any reclassification or merger, or consolidation.

General Overview of Business

Our business objective is dedicated to responsible resource utilization through environmentally sustainable technologies. With offices in Southern California, Utah, Colorado and North Dakota, our objective is to set the standard for responsible principles of sustainable development.  Through patented technologies and strategic relationship and acquisitions, we intend to solve environmental issues with economic advantages to the consumer. Our technologies are intended to limit our customer’s environmental impact by conserving valuable and diminishing natural resources.

Current and future services include, and are expected to include, innovative eco-technologies that provide patented treatment, recovery, reclamation and re-injection services for Produced Water (which is associated with the oil and gas industry) and the ultra-efficient tri-gen systems that offer combined cooling, heating, and power generation with the added capability of water production from a single energy source.   We offer complete sustainable energy solutions that bridge the gap between existing energy sources and the sustainable energy sources.  Such design and application will meet the needs of tomorrow by preserving the natural resources of today.  We also provide customized services that include design, construction, management, operation and maintenance services, and equipment manufacturing for the industrial and municipal sectors.  With strategic partnerships, through prominent global manufacturers and distributors, we have access to a worldwide sales and distribution network.

The application of proven water treatment systems today is globally in high demand.  So far in the U.S., our focus has been directed to the oil and gas industry where these ever-growing volumes of waste water must be dealt with to assure the continued supply of domestic petroleum products so desperately needed.  This focus will be continued through the next year, and expanded throughout the Americas and into Canada and other countries.  Our wholly owned subsidiary Pro Water, LLC, a Utah Corporation (“PWU”), is currently capitalizing on this opportunity in its Utah facility as discussed below.

Principal Products and Services

Products

PWC Centerline SWD SYSTEM

On August 1, 2011, management formed a wholly owned subsidiary, ProWater, LLC, a Colorado limited liability company (“PWC”), which owns the proprietary Centerline salt water disposal system (“Centerline SWD System”).  Designed by management with experience gained through the building and operating of the Utah facility, Centerline SWD System is a containerized, module, movable system that utilizes green technology to efficiently separate oil, water and other by-products produced from oil and gas operations. Centerline SWD  System is a unique state-of-the-art system that is based on strategic utilization following a three-pronged approach for deriving revenue: 1) sale of oil; 2) sale of water; and the 3) reinjection of cleaned water.  This three-pronged approach enables PWC to derive revenue and safely dispose of the remaining components by selling oil to refiners and providing processed water for use in hydraulic fracturing or water injection. Applied to approved formations, this re-used water is injected thousands of feet below potential ground water zones.

The Centerline SWD System is a highly automated, self-monitoring, self-diagnostic, modular facility that can be completely built and installed in ninety (90) days. The Centerline SWD System modules are dropped in place, bolted together, and connected to main power lines and can be turned on to heat the balance of the facility while final plumbing connections to the tank farm are completed.  One of the greatest benefits to the modular system is that these portable units can be built in modern climate controlled facilities that allow them to be built year round.  PWC Centerline SWD System facilities are more efficient, requiring less manual labor for the direct benefit of its customers, processing the average water truck in less than half the time of the industry standard.

Centerline SWD System, utilizes Class II SWD wells that are recognized as one of the safest forms of disposing Produced Water.  It would take three separate, simultaneous integrity failures to pose any environmental risk.  With agencies such as the Environmental Protection Agency set to release new national standards for the disposal of Produced Water, generated from shale formations, each Centerline SWD System contains a complex safety system with a series of redundant controls that exceed local, state and federal requirements.  The system is designed in such a way that if it encounters even one safety abnormality, the entire facility is immediately and automatically shut down, it further issues alerts to multiple predetermined individuals.  No further water can be taken into the facility or pumped down hole until the safety issue is evaluated and resolved.

PWC’s Centerline SWD System intelligently combines highly efficient process controls with best in class technologies, and installs them into portable modular buildings. The Centerline SWD System utilizes a horizontal GE™ surface pumping systems (“SPS”) that features a directly-coupled, multistage centrifugal pump that is uniquely designed for high pressure, low to medium flow and environmentally sensitive applications.  The SPS pump has low maintenance requirements, a long run-life and can be easily modified in the field.  The addition of variable speed drives and logic control systems lower operating costs and improve reliability, while providing intelligent monitoring and control capabilities.  Another key advantage of the Centerline SWD System is the ability to maintain full manufacturing and construction capacity year round.  The Centerline SWD System clarifies produced oilfield waters to the extent that they can be used in water-flooding to drive more oil from the earth, and/or allow it to be disposed of in Class II SWD wells. This cleaned water can also be used as frac water in the oilfields where there is new drilling or water flooding activities.

DynIX™ Technology

Our proprietary DynIX™ wastewater treatment technology is based on an ion-exchange process for the treatment and reclamation of Produced Water. The DynIX™ technology can be used as a pre-treatment that allows systems such as reverse osmosis filtration to work more efficiency or as a standalone system that removes sodium and other pollutants from Produced Water allowing it to be returned to the environment within local, state and federal environmental compliance regulations. The successful removal of the treated Produced Water in turn allows energy companies to harvest and sell methane, gas and oil associated with such fields. The Company receives a royalty from the customer for every barrel of Produced Water treated and purified.

In April of 2008, we constructed and successfully tested our first plant in Wyoming in connection with an agreement with Yates Petroleum, Inc. This agreement was structured on a “build, own and operate” economic model whereby we provided a “turnkey” plant to Yates Petroleum and charged a royalty per barrel of cleaned Produced Water. We received a fixed royalty for every barrel of Produced Water treated and purified and maintained ownership of the equipment under a five-year contract.  After unsuccessfully attempting to negotiate a higher royalty rate, we decided to shut the plant down until a buyer could be found.  Subsequent to shutting down the plant, Yates Petroleum, Inc. cancelled its agreement with us.

We have changed our strategy from solely a build-to-sell manufacturing environment to include a royalty-based model whereby we would license its DynIX™ Technology to achieve royalty income.

MultiGen Technology

The MultiGen technology is a highly efficient, reliable, low-emission and commercially proven integrated solution that uses natural gas, biogas, diesel or other fuels to power a micro-turbine that in turn powers a chiller running our patent-pending air conditioning/water-from-air generation unit. As utilized in Australia, the MultiGen technology was able to achieve up to 95% overall efficiency by the onsite generation of water, air conditioning, electrical power, heating and cooling water.  In addition, as utilized in Australia, the MultiGen technology can save as much as 400 tons of CO2 per year when compared to using grid-supplied electricity. The result is greater efficiencies with respect to water and energy use, significant improvement of security of supply, and a reduction of greenhouse gas emissions, all at less cost.

When operating on natural gas, the MultiGen technology can reduce grid-supplied power requirements for the same functions by approximately 50% as utilized in Australia. It is ideally suited to locations where natural gas-produced electricity is cheaper than grid supplied, as well as disaster areas and remote areas without existing utility infrastructure.

Unlike typical co-gen and tri-gen systems, the MultiGen technology has a much smaller equipment footprint, requires less maintenance, is quieter, and can be easily retrofitted to existing facilities or installed in new developments

Services

PWU Blue Bench Class II Salt Water Disposal Well in Utah

Through an acquisition of all of the issued and outstanding membership interests of PWU, the Company acquired PWU’s Blue Bench Class II Salt Water Disposal (“SWD”) well.  The Blue Bench Class II SWD well is owned and operated by PWU in Duchesne, Utah and is one of the few, available methods for disposing Produced Water in that area.  PWU’s Blue Bench Class II SWD well takes the Produced Water brought in from customers in Duchesne, Utah and converts that Produced Water into processed water which can be reused when drilling for oil and gas or alternatively safely injected into approved formations thousands of feet below potential ground water zones.

PWU’s SWD well resides on two five-acre parcels. With the exception of a few outlying buildings, PWU’s Blue Bench Class II SWD well has been completely re-designed to increase the capacity for production and allow the Blue Bench Class II SWD well to operate during the winter months. With the completion of the upgrades and automation, the redesigned Blue Bench Class II SWD well is capable of handling over 7,000 barrels of Produced Water per day.  Efficiency and automation designs allow PWU’s Blue Bench Class II SWD well to operate with minimal labor while achieving maximum production results.  PWU’s Blue Bench Class II SWD well serves as a showpiece, as it is a modern and innovative injection well.

PWC Centerline Salt Water Disposal Wells in North Dakota

Through our wholly owned subsidiary PWC and its wholly owned subsidiary Blue Bench, LLC, a Colorado limited liability company (“BB”) formed on April 5, 2012 we plan to construct three SWD wells utilizing PWC’s Centerline SWD System as described above.

We have completed the drilling and production casing of the first well in Cartwright, North Dakota (the "Cartwright Well").  The portable Centerline SWD System for the salt water disposal well is being built in Casper, Wyoming and is in its final stages of construction.  Thus, we anticipate the completion of this well within the next 45 to 90 days.  The well was drilled on 10 acres of land we have in Cartwright, North Dakota.  This sight has easy highway access and is in a prime drilling area for oil wells in the Bakken formation.

Operational History

Pro Water Utah (“PWU”)

DES Technology

On April 23, 2012 we entered into a letter of intent with Dehydration & Environmental Systems, Inc. (“DES”) to test DES’s DryVac technology at the Blue Bench Class II SWD well.  The DryVac's technology involves a patented filtration, thermal drying and water processing developed and owned by DES to separate solid contaminants found in waste streams such as Produced Water.  We will evaluate this product at our well in Duchesne, Utah to see if this technology would be a valuable addition to all of our SWD wells.  At this time, we believe that this technology has the potential to significantly increase our revenue streams at our SWD wells.

Blue Bench II SWD

On July 7, 2010, we entered into the Pro Water acquisition agreement (the "Pro Water Agreement") to acquire 100% of the membership interests of PWU, from its sole  member, Metropolitan Real Estate, LLC (the “Metropolitan”), a New York limited liability company. Metropolitan is an entity controlled by Horst Franz Geicke, a beneficial owner of the Company.  PWU’s sole business is its ownership and operation of the SWD well and refinery in Duchesne, Utah.  In exchange for the purchase of the membership interest of PWU, we assumed all PWU debts, 1,333,333 shares of our restricted common stock were to be issued, and a convertible secured promissory note (the "Pro Water Note") was to be issued.  The amount of the Pro Water Note was in the amount of $2,000,000, at an interest rate of 5% per annum, payable quarterly over a period of one year commencing on the closing date of the Pro Water Agreement.   In addition, the Pro Water Note had a conversion feature, which at the sole option of the holder, would convert the Pro Water Note into shares of restricted common stock at a price of $1.50 per share.  The Pro Water Note is secured by all of the assets of PWU. Subsequent to the closing of the Pro Water Agreement, PWU became our wholly-owned subsidiary.

On July 12, 2010, the terms of the Pro Water Agreement were amended whereby the number of shares of common stock paid to Metropolitan was increased to 2,222,222 (from 1,333,333).  In addition, the conversion rate of the Pro Water Note was also amended.  Previously the Pro Water Note was to be converted at $1.50 per share, however the Pro Water Note was amended so that $1,600,000 of the Pro Water Note would be converted at $3.00 per share and $400,000 would be converted at $0.375 per share.  The Pro Water Note was also amended to have the following payment schedule: i) $100,000 paid on or before September 30, 2010; ii) $200,000 paid on or before December 31, 2010; iii) $200,000 paid on or before March 31, 2011 and vi) the remaining amount of $1,500,000 with unpaid interest on or before June 30, 2011. The $100,000 payment due in September 2010, was paid in October of 2010.

On January 14, 2011, the terms of the Pro Water Note were amended for a second time. As of the date of the second amendment, the unpaid principal amount was $1,880,000. Under the terms of the second amendment, the term of the Pro Water Note was extended for five (5) years and all accrued interest was forgiven.  In addition, our payments were to be in sixty (60) monthly payments of $35,478 commencing January of 2011 and concluding December of 2015, subsequently extended to April 2016. All other terms, including conversion and interest rates have remained the same as in the first amendment to the Pro Water Note. The Company accounted for the change in terms of the debt as an extinguishment of the debt due to the significant change in the repayment period.

The acquisition of PWU was accounted for as a reverse acquisition in accordance with Accounting Standards Codification (“ASC”) 805 Business Combinations. We determined for accounting and reporting purposes that Pro Water was the acquirer because of the significant holdings and influence of Horst Franz Geicke before and after the acquisition. As a result of the transaction, Horst Franz Geicke, individually and through entities of which he has common control (the “Control Group”) owned in excess of 44% of issued and outstanding common stock of the Company on a diluted basis.

Because SWD wells are essential to the responsible processing of Produced Water from the oil and gas industry, we acquired PWU to expand our water processing services for the disposal of Produced Water. Through PWU’s Blue Bench Class II SWD well in Utah, we have established a customer base and are currently generating a positive monthly cash flow.  Furthermore, since January of 2011, business of PWU’s Blue Bench Class II SWD well has steadily increased as local governments increase regulations and restrictions for disposing Produced Water. While there are several key factors to obtaining new business, the ratio of available business per customer is based solely on the number of oil and gas wells the customer has within the serviceable radius of the injection well.  As new oil and gas wells are developed within the serviceable radius of PWU’s Blue Bench Class II SWD well, the ratio of customers to percentage of business will increase.

ProWater Colorado (“PWC”)

Our wholly owned subsidiary, PWC, in which we plan to develop additional technologies for disposing of salt water from oil and gas wells, including technologies such as Centerline SWD System, and designing, building and operating SWD wells that are used in the oil and gas industry.

Design, Building and Operating SWD Wells

Company management has spent the last two years working in North Dakota and Montana to identify potential SWD well sights, in an effort to obtain operating and drilling permits for the most desirable of those locations for PWC. Currently we have state approval for the Cartwright Well location, and are looking for more sites.  Management’s focus on strategic acquisitions and new site evaluations will be instrumental in the Bakken play and for additional markets in the future.

Management plans on replicating and improving the design and cash flow of the Centerline SWD system and building additional SWD wells in North Dakota and Montana from their experience at PWU’s facility and anticipates that each new Centerline SWD facility will require 2-4 months to begin generating income after the SWD well is complete.

Centerline SWD System

Our proven dedication to the industry has created partnership opportunities and solid relationships with vendors, customers, and potential customers in Utah, North Dakota and Montana for the Centerline SWD system.  Reports from the United States Geological Survey (“USGS”) show that the Bakken Shale formation could hold more crude oil than the entire Middle East region, which could produce crude oil for the next 20-35 years.  The lack of SWD well locations is currently one of the largest roadblocks holding back the number of crude oil wells in this area.  We are ready to capitalize on this opportunity utilizing PWC’s Centerline SWD systems by managing the building of the related salt-water disposal wells, and through strategic partners in the oil and gas industry.

According to the Wall Street Journal, the Bakken Shale formation is believed to contain billions of barrels of recoverable oil.  Technological improvements in the past two years have taken what was once a small, marginally profitable field and turned it into one of the fastest-growing oil-producing areas in the U.S.  The Bakken Shale has helped North Dakota oil production double in the past three years, surging to 80 million barrels in 2009—tiny relative to the more than seven billion barrels consumed by the U.S. every year, but enough to vault the state past Oklahoma and Louisiana to become the country's fourth-biggest oil producer, after Texas, Alaska and California. If current projections hold, North Dakota's oil production could pass Alaska's by the end of the decade.

Class II SWD wells are the preferred disposal system in the U.S., as many states are banning evaporation pits.  In the state of North Dakota, permitting for evaporation pits is not allowed. Produced Water is commonly shipped to SWD wells by truck, or by a limited number of pipelines.  Oil producers do not want to deal with wastewater disposal and only build disposal wells when commercial disposals are not conveniently available.  This is where through our wholly owned subsidiary PWC, we can become a key partner to these oil producers.   PWC and its Centerline SWD Systems growth and expansion plans in the U.S. over the next two to five years will occur in Three Phases.

In Phase One, PWC expects to deliver one to two Centerline SWD Systems in North Dakota that could generate income by the end of 2012.  In Phase Two, the next two to four additional Centerline SWD Systems are anticipated to be completed in 2013 in North Dakota and Montana.  In Phase Three, we anticipate the leasing and operations of the Centerline SWD System, and the further use of PWC’s technology and design team to assist major oil and gas companies throughout the U.S.

DynIX™

We have signed licensing agreements for Australia and Asia with World Environmental Solutions Pty Ltd (“WES”).  However, currently there are no definitive or pending agreements for DynIX™.

MultiGen

On August 27, 2010, we entered into a Technology Purchase Agreement with World Environmental Solutions Pty Ltd, an Australian company (“WES”).  In exchange for an investment in WES, we purchased certain technologies, including all intellectual property rights and pending patents of WES.  Such patents and patent applications include patent number 20088237617 and patent application number 2010118129.  Both patents relate to the water extraction and electricity generation units, referred to as MultiGen. Multiple Patent Cooperation Treaties have been filed in Canada, Mexico, Nigeria, South Africa and the United States.

Effective September 1, 2011, along with SET IP Holdings LLC, a Utah limited liability company, we entered into an amendment with WES to the aforementioned Technology Purchase Agreement (“Amendment to the TPA”).  Pursuant to the terms of the Amendment to the TPA: (i) our option to purchase 3% of the capital stock of WES has been canceled; (ii) WES’ warrant to purchase 333,333 shares of our common stock at a price of $5.25 per share has been canceled; (iii) WES’ $200,000 convertible secured promissory note issued by us (convertible at $5.25 per share of our common stock), and all security interests granted there under, has been canceled; (iv) our ownership of 12% of the capital stock of WES has been canceled; (v) our payment to WES upon certain terms of WES’ successful installation and sale of a MultiGen unit has been reduced to 250,000 shares of our common stock; (vi) the maximum share issuance by us to WES based on WES royalties paid to us for certain WES sales of MultiGen units has been reduced to 333,333 shares of our common stock; (vii) any shares of our common stock issued to WES pursuant to the Agreement, as amended, shall be restricted from transfer for one year from the date of issuance; (viii) our maximum royalty obligation to WES for our sales of MultiGen units has been reduced to $500,000; (ix) WES shall pay us a royalty of 10% of gross revenues for WES sales of MultiGen units; (x) WES and the Company shall split 75/25 certain fees paid to WES in connection with agency for sales of MultiGen units outside of Australia; and (xi) the parties have covenanted to use their best efforts in regards to maintaining distributor status for sourcing components for the MultiGen units.

On October 17, 2011, we shipped the first order for its high efficiency MultiGen combined cooling, heating and power, plus water generation systems (CCHP +H20) to a commercial facility in Australia for a retrofit construction project. Subject to a successful outcome for this first installation, coordinated by WES, further orders are expected in 2012. Upon a successful launch of the MultiGen in Australia, SET Corp intends to promote the MultiGen throughout the Americas, starting with the USA, in 2012. The first MultiGen is currently being installed in a government Education Institution in NSW Australia. It is expected to be in full production by September 2012.

Prior Company Businesses

Prior to our business of the development of sustainable environmental technologies, the Company, under prior management, was involved in several business ventures including energy drinks, nutraceuticals, and other consumer, retail and commercial ventures, all of which have been abandoned.

Status of Publicly Announced New Products and Services

See above for discussion in principal products and services.

Competition

PWU has three competitors in Utah. Water Disposal Inc. (“WDI”) has two injection wells that are located in Roosevelt, Utah and are approximately 24 miles further away from the primary oil producers in the vicinity than our well. This is important as the trucking costs are greater than the disposal costs for injecting the water. The closer you are, the lower the overall disposal coast will be. The third disposal site is an evaporation pit one mile further than our facility.

PWC has multiple competitors in North Dakota; Zenith Produced Water has 2 injection wells that are north of Williston and currently taking 5-6,000 barrels between the 2 wells. There is another operator RMI that has 1 well operating and is currently building a second well. They are southeast of Williston and the first one is currently doing 10,000 BPD. Each SWD can service about 50-100 oil wells. Approximately 2,000 permits to drill new wells were issued last year with about the same number slated for this year. This leaves a large shortage of SWD’s to support all of the oil production currently and in the future.

DynIX™ currently has direct competition from Ionics, GE Water, and EMITS Water Discharge Technology.  Many of these competitors have established histories of operation and greater financial resources than the Company, enabling them to finance acquisitions and development opportunities, to pay higher prices for the same opportunities, and to develop and support their own operations. In addition, these companies have greater name recognition.

MultiGen Technology is the first of its kind and does not currently have any competition. As far as similar types of green technology that would be similar would be solar panels or windmills. Although both of these systems produce electrical power they do not provide the additional benefits of producing free heating or air conditioning nor do they produce free water as an additional byproduct. MultiGen provides numerous eco-tech solutions that bridge the gap between existing energy inefficient buildings and the sustainable development and design needs of tomorrow.  By providing a complete sustainable solution, every MultiGen 65 is able to provide 65kWh of electricity, up to 2,000 liters of water per day and provide supplemental air conditioning and heating.  MultiGen is able to produce energy at half the price of the grid, while saving up to 400 tons of carbon each year.  With an average ROI of 20 years for solar, MultiGen has an ROI of 5 years and is 78% more efficient than a comparable solar panel installation.

WES represents two product lines of the Company. The first is the DynIX system for cleaning Produced Water from Coal Bed Methane CBM or Coal Seam Gas CSG wells as they call them in Australia.   Ionics, GE Water, and EMIT Water Discharge Technology would be the same competitors in Au as we sell against here in the US. Many of these competitors have established histories of operation and greater financial resources than the Company, enabling them to finance acquisitions and development opportunities, to pay higher prices for the same opportunities, and to develop and support their own operations. In addition, many of these companies have greater name recognition. As far as the MultiGen technology goes it is so new that there are no direct competitors yet as the product is just being released. As far as similar types of green technology that would be similar would be solar panels or windmills. Although both of these systems produce electrical power they do not provide the additional benefits of producing free heating or air conditioning nor do they produce free water as an additional byproduct.

Intellectual Property

We own the DynIX™ wastewater technology protected by US patent 8,168,068 and proprietary know how which is expected to form the basis for further patents filings based on the fundamentals in the issued patent.

We have two other pending patents for the MultiGen Technology in Australia, 20088237617 and 2010228129 in addition to multiple Patent Cooperation Treaties which have been filed in Canada, Mexico, Nigeria, South Africa and the United States.

Government Approval

PWU received a permit for passing a Mechanical Integrity Test (“MIT”) test, done by the state of Utah. This permit is valid for five (5) years. In addition to the MIT, we do monthly reporting of all injection numbers to the Utah Department of Oil, Gas, and Mining (“UDOGM”).

The Cartwright Well is currently permitted and the bond has been placed. The state of North Dakota has approved all plans for the construction of the facility and the paperwork is an ongoing providing the state with Sundry reports as the process continues.

 MultiGen Technology has no government permits required other than standard building and electrical permits that would be required for industrial electric and air conditioning installations.

Employees

As of March 31, 2012, we have seven (7) full time and no part time employees. We have two (2) part time consultants that assist with billing and accounting.

ITEM 2.  PROPERTIES

We rent office space to house our corporate operations of approximately 4,330 square feet in Upland, California for approximately $4,763 per month.

We operate the Blue Bench Class II SWD well on approximately 10 acres of owned property in Duchesne, Utah.

We have a surface lease for the Cartwright Well for approximately 10 acres in Cartwright, ND.

ITEM 3.  LEGAL PROCEEDINGS

On April 27, 2012, a Complaint was filed against the Company by a previous consultant, Shani Investments Inc., in the Orange County Superior Court.  The main contention of the Complaint is that there was an alleged  breach of a consulting agreement that was entered into by the Company and the consultant in which the plaintiff claims to have damages.  We have hired a highly experienced litigation attorney who on June 12, 2012 filed a Motion to Strike and a Demurrer.  The Motion to Strike was filed to ask the court to remove inapplicable and superfluous prayers and the Demurrer was filed to assert that the Plaintiff lacked capacity to assert the causes of action and that the causes of action failed to state facts sufficient to constitute the causes of action.

ITEM 4.  MINE SAFETY DISCLOSURES

This item is not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock currently is quoted on the OTCQB under the symbol “SETS”. The following tables set forth the high and low bid information for the Common Stock for each quarter within the last two fiscal years:

QUARTERLY COMMON STOCK PRICE RANGES

Quarter Ended	High	Low

June 30, 2010	$1.80	$0.45
September 30, 2010	$1.35	$0.45
December 31, 2010	$0.90	$0.45
March 31, 2011	$0.75	$0.60
June 30, 2011	$2.10	$0.75
September 30, 2011	$1.80	$0.75
December 31, 2011	$3.00	$1.05
March 31, 2012	$2.14	$1.17

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

There were approximately 264 holders of record of our Common Stock as of June 29, 2012.

Dividends

We do not anticipate paying dividends in the foreseeable future.  There are no restrictions on our present ability to pay dividends to shareholders of its Common Stock, other than those prescribed by California law.

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

The 2006 Plan has a total of 666,667 shares reserved for issuance, the 2007 Plan has a total of 400,000 shares reserved for issuance, and the 2010 Plan has a total of 1,333,333 shares reserved for issuance.

As of the end of the fiscal year ended March 31, 2012, we have issued the following stock options and shares under the Plans:

Equity Compensation Plan Information

Plan category	Number of securities remaining to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)

Equity compensation plans approved by security holders: 2006 Plan	16,667	$0.90	118,897

Equity compensation plans approved by security holders: 2007 Plan	26,667	$0.90	31,367

Equity compensation plans approved by security holders: 2010 Plan	821,666	$0.78	424,712

Equity compensation not pursuant to a plan	-	$-	-

Total	865,000	$0.77	574,976

Recent Sales of Unregistered Securities

None

ITEM 6.  SELECTED FINANCIAL DATA

This item is not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, you should read the following discussion and analysis of our financial condition and results of operations together with "Selected Financial Data" and our financial statements and related notes appearing elsewhere in this Annual Report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under "Risk Factors" in our prior SEC filings and elsewhere in this Annual Report.

For a full discussion of our business please see Item 1 which begins on Pg. 2 of this Report

Results of Operations for the Fiscal Years Ended March 31, 2012 and 2011

The following table summarizes the results of our continuing operations amounts for the periods and dates shown:

	For the Year Ended March 31,
	2012	2011
Combined Statement of Operations Data:
Revenue	$4,269,529	$2,617,400
Cost of revenue	1,605,247	1,020,205
Operating expenses	2,123,260	1,351,897
Operating income	541,022	245,298
Other income (expense)	529,462	(674,638)
Income (loss) from continuing operations	1,070,484	(429,340)
Net income (loss)	$2,254,920	$(355,439)

Revenues increased $1,652,129 or 63%, for the year ended March 31, 2012 compared to the period of the prior year presented. This increase resulted from a 54% increase in revenue from its major customer that accounted for 81% of revenue compared to 86% for the prior period presented. The increase in revenue is due to the complete redesign and upgrade of the Blue Bench Class II SWD and management’s decision to implement temporary receiving facilities during the redesign process. By guaranteeing customers that they would receive uninterrupted service, the temporary receiving facilities allowed management to secure customers several months in advance of the upgrade completions.  Furthermore by providing customers with exceptional customer service and competitive pricing that does not fluctuate significantly, management has created a marketing edge that separates the Blue Bench Class II SWD from that of local competition.  Due to improvements made subsequent to the prior period presented, the injection well is automated and fully winterized.  The Blue Bench Class II SWD well not only has additional capacity but its increased efficiency for processing produced water, allows four trucks to simultaneously unload.  This greatly reduces wait times and ultimately results in the Company and our customers saving both time and money.

Cost of revenue increased $585,042 or 57%, for the year ended March 31, 2012 compared to the prior period presented. As a percentage of revenues, cost of revenue was 38% compared to 39% in the prior period presented. Items included within cost of revenues represent labor, depreciation and amortization, equipment rental, supplies, utilities, repair and maintenance. Principal factors contributing to the increase in cost of revenue included additional depreciation due to improvements made to the injection well subsequent to the prior comparable period and an increase in variable expenditures such as utilities due to the increased barrels produced. Payroll related costs are primarily fixed due to the minimal staffing required to monitor the facility and thus do not fluctuate significantly from period to period.

Total operating expenses increased $771,363 or 57% for the year ended March 31, 2012 compared to the prior period presented due to the increased operations. Operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, depreciation and amortization, legal expense, information systems expense, product marketing, sales expense and research and development expenses.  Increased expenditures included approximately $641,000 for stock based compensation, $247,000 in professional fees, $399,000 in salaries and wages, $187,000 in consulting agreements, and general corporate expenditures. In addition, research and development expenses of approximately $125,000 in 2012 represented costs incurred in our development of our initial MultiGen system.

Total other income was $529,462 for the for the year ended March 31, 2012 compared to an expense of $674,638 for the prior period presented due to an increase in debt settlement negotiations. Other income (expense) includes interest income, interest expense, change in fair value of derivative liability, and gain on settlement of payables and accrued liabilities. The income during the current period was related to approximately $625,000 of write-offs related to a note payable and the related accrued interest, as well as approximately $81,000 for the write-off of certain accounts payable, offset by of amortization expense of $140,000 related to the beneficial conversion feature recorded in connection with the $2.0 million note payable to the former shareholder of PWU.

Segment Results for the Fiscal Years Ended March 31, 2012 and 2011

The following should be read in conjunction with the annual financial results of fiscal 2012 for each reporting segment. See “Notes to Consolidated Financial Statements, Note 12 — Segment Information.” We evaluate the performance of our segments based on net income (loss) from continuing operations. Certain income and charges are not allocated to segments in our management reports because they are not considered in evaluating the segments’ operating performance. The following is a summary of information about profit or loss by segment.

	For the Year Ended March 31, 2012			For the Year Ended March 31, 2011
	Pro Water	SETCORP	Total	Pro Water	SETCORP	Total
Revenues	$4,269,529	$-	$4,269,529	$2,617,400	$-	$2,617,400
Cost of revenues	1,605,247	-	1,605,247	1,020,205	-	1,020,205

Gross profit	2,664,282	-	2,664,282	1,597,195	-	1,597,195

Operating expenses:
General and administrative	469,204	1,528,764	1,997,968	364,642	933,473	1,298,115
Research and development	-	125,292	125,292	-	53,782	53,782
Total operating expenses	469,204	1,654,056	2,123,260	364,642	987,255	1,351,897

Operating income (loss)	2,195,078	(1,654,056)	541,022	1,232,553	(987,255)	245,298
Other income (expense):
Interest income	111	644	755	38	37	75
Interest expense	(221,176)	(82,338)	(303,514)	(229,311)	(510,410)	(739,721)
Change in fair value of derivative liability	-	127,438	127,438	-	(102,584)	(102,584)
Gain (loss) on settlement of payables and accrued liabilities	(28,256)	733,039	704,783	-	167,592	167,592
Total other income (expense)	(249,321)	778,783	529,462	(229,273)	(445,365)	(674,638)

Income (loss) before provision (benefit) for income taxes	1,945,757	(875,273)	1,070,484	1,003,280	(1,432,620)	(429,340)
Provision (benefit) for income taxes			(1,170,275)			800
Net income (loss) from continuing operations			2,240,759			(430,140)

Net income from discontinued operations			14,161			74,701
Net income (loss)			$2,254,920			$(355,439)

Pro Water (“PWU” and “PWC”)

All revenues and cost of revenues are associated with the Pro Water segment. See explanation above regarding changes in revenues and cost of revenues.

Total operating expenses increased $104,562 or 29% for the year ended March 31, 2012 compared to the prior period presented due to the corporate salaries and stock compensation allocated of $265,000, increased operations, and improvements made to the Blue Bench Class II SWD well discussed above. Also as a result, as a percentage of revenue, operating expenses decreased from 14% to 11% due to the significant improvement in revenue.

Total other expense increased $20,048 or 9% for the year ended March 31, 2012 compared to the prior period presented due to an increase in financing activities. Other income (expense) includes interest income and interest expense. The increase during the current period was primarily related to $221,000 of interest and amortization expense related to the beneficial conversion feature recorded in connection with the $2.0 million note payable to the former shareholder of Pro Water.

SET Corp

There is no revenue generated by this segment for any of the periods presented.

Total operating expenses increased $666,801 or 68% for the year ended March 31, 2012 compared to the prior period presented due to approximately $125,000 of research and development related to MultiGen. Operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, depreciation and amortization, legal expense, information systems expense, product marketing, sales expense and research and development expenses.  Expenditures included approximately $559,000 for stock based compensation, $244,000 in professional fees, $216,000 in salaries and wages, $142,000 in consulting agreements, and general corporate expenditures for our rent, utilities, etc in which were not present in the previous comparable period.

Total other income was $778,783 for the year ended March 31, 2012 compared to total other expense of $445,365 for the prior period presented primarily due to the approximately $625,000 of write-offs related to a note payable and the related accrued interest, as well as approximately $81,000 for the write-off of certain accounts payable, offset by interest expense of $82,000 related to interest accrued on outstanding notes. Also included in other income for the current period was a change in fair value of derivative liability income of $127,438.

Liquidity and Management’s Plans

As shown in the accompanying consolidated financial statements, during the year ended March 31, 2012, we incurred an operating income from continuing operations before income taxes of $1,070,484.  As of March 31, 2012, we had working capital of $1,343,750.  In addition, we operations are primarily concentrated with one customer which represented 81% of total revenues.  During the year ended March 31, 2012, we generated positive cash flows from operations of $249,990. The net income during the year ended March 31, 2012 was primarily due to non-cash charges in connection with the amortization of discounts convertible notes payable due to beneficial conversion features and gain on derivative liability. During the year ended March 31, 2012, we funded operations through cash flows generated from the PWU segment and sales of common stock. In fiscal 2013, we intend to fund operations and pay down liabilities through cash on hand and the positive cash flow being generated by the PWU segment. In addition, we intend to continue to negotiate the settlement of liabilities incurred in connection with the reverse acquisition of SET Corp.

If current and projected revenue growth does not meet Management estimates, the Management may choose to raise additional capital through debt and/or equity transactions, renegotiate current convertible debt obligations, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation.  Currently, we cannot provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to us, further capital needs are identified and if we are not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations. We believe our plans will enable us to continue for a period in excess of one year from the date of the most recent balance sheet.

Operating Activities

Cash provided by operating activities during the years ended March 31, 2012 and 2011 were $249,990 and $566,541, respectively.  In 2012, this was the result of a net income of $2,254,920 offset by non-cash and non-operating items (depreciation, stock-based compensation, change in fair value of warrant liability, stock issued for services, income tax provision, and interest expense from the amortization of debt discounts) totaling $1,118,186 and net usage of current assets and liabilities of $886,744. The decrease in cash provided by operating activities during 2012 from 2011 was primarily due to the increase in our operations which caused assets such as accounts receivable and prepaids to increase. In addition, we have made an effort to decrease our accounts payable.

Investing Activities

Cash used in investing activities during the years ended March 31, 2012 and 2011 were $346,803 and $822,469, respectively. In 2012 and 2011, the primary investing activity was purchase of fixed assets related to the injection well of $346,803 and $858,509 offset by cash provided by the reverse acquisition of $36,040 in 2011. Significant expenditures were made by us to automate, winterize and add additional stations to the injection well for increased production.

Financing Activities

Financing cash flows during the year ended March 31, 2012 amounted to $1,905,280 and consisted of $2,301,250 of proceeds from sale of common stock, payments on a related party convertible note payable of $227,226, and payment on notes payable of $156,914. We used the proceeds to fund operations and make improvements to the DIW. In addition, payments made were in accordance with agreements in place. In the 2011 period, financing cash flows amounted to $80,288 and consisted of capital contributions of $150,000 and proceeds from sale of common stock of $208,000. These contributions were necessary to fund operations and make improvements to the DIW.

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

Impairment of Long-Lived and Intangible Assets

We adopted ASC 350 Intangibles – Goodwill and Other. The Statement requires that long-lived assets and certain identifiable intangibles held and used by us be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. We evaluate the recoverability of long-lived assets based upon forecasted undercounted cash flows for our pending patents, investment, at cost, and our Blue Bench Class II SWD well. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 350 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

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

Revenue Recognition

We generate revenues from our our Blue Bench Class II SWD well. Customers are charged on a per barrel rate for the water in which we dispose. Revenue is recorded when the water is disposed assuming all the revenue recognition criteria stated below are satisfied. In connection with the water disposal, we reclaim oil which is suspended within the water. Periodically, we sell this reclaimed oil to third parties and revenue is recognized upon sale assuming all the revenue recognition criteria stated below are satisfied. We record revenue when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the prices for the services performed and the collectability of those amounts.  In addition, the Company extends credit to customers in which have shown the ability to pay for the services. At times, we extend credit to new customers; however, such is not done until we are satisfied through references, evidence of financial soundness, etc. Provisions for allowances are performed periodically and estimates for uncollectable amounts are recorded as necessary based on our estimates.

Conversion Features and Warrants Issued With Convertible Debt

Our derivative financial instruments consist of embedded derivatives related to the senior convertible secured notes. These embedded derivatives include the conversion feature and the detachable warrants. As of the inception date of the agreement the debt was not considered conventional as defined in EITF 05-2, “The Meaning of "Conventional Convertible Debt Instruments" in issue No. 00-19”, codified into ASC 815. The accounting treatment of derivative financial instruments requires that we record the conversion feature and related warrants at their fair values and record them at fair value as of each subsequent balance sheet date. Any change in fair value is to be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, we will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, we will record non-operating, non-cash income.

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

Income Taxes

We follow ASC 740, Income Taxes for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The method to estimate the deferred tax asset is based on the feasibility of recoverability of the asset. The valuation allowance applied to the deferred tax asset is based on our relatively short operating history, which is primarily based on one significant customer concentration and the current expansion into a new market and limitations on net operating losses due to the significant change in ownership of the Company in the fiscal year 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed in this Annual Report, begin on page F-1 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC Rule 13a-15 or Rule 15d-15, our Chief Executive and Principal Accounting & Financial Officers carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures are effective as of March 31, 2012 and that they do allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

On April 5, 2012, we entered into a letter agreement (“LOI”) with Cancen Oil Canada Inc., a British Columbia corporation (“Cancen”). Both Cancen and SET Corp. have agreed to abandon the LOI and have continued negotiations and further discussions as to forming a strategic alliance between the parties.

On June 15, 2012, our board of directors voted in favor of filing a restatement of our Articles of Incorporation as attached hereto as Exhibit 3(i) with no amendments thereto with the California Secretary of State. In addition, the board of directors also voted in favor of restating and amending our Bylaws as attached hereto as Exhibit 3(ii).

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Board of Directors

The Company's Board of Directors currently consists of three (3) directors. The following sets forth certain information about each of the directors:

ROBERT GLASER, 58, DIRECTOR since 2009 and CHIEF EXECUTIVE OFFICER since 2011.  Mr. Glaser is CEO of SET Corp and is responsible for overseeing all quarterly and yearly budgets, assuring corporate compliance with local, state and federal agencies, management of corporate staff and consultants, upholding the company image, achieving sustained growth and managing day to day operations.  Mr. Glaser served over 25 years as President of an American based manufacturing company. Utilizing Six Sigma and Lean Manufacturing disciplines he has received numerous awards for excellence from customers such as DEP Corp and Alberto Culver in addition to accolades for quality and innovation in managing mega projects for Coca-Cola, Disney and Burger King. Mr. Glaser has an extensive background in engineering and has been recognized for achievements in strategic management, while receiving 3 President Awards and ranking in the top 5% of industry CEO’s. His expertise includes electrical and mechanical design, engineering, and machinery building from inception to completion. He has managed work forces of up to 350 people and was known as an industry Guru. Achieving the impossible was the norm. His skills include machinery design, managing large workforces; detail oriented planning, forecasting, and creating short and long term company goals. From 2004-2008 he ran Glaser Corp which did consulting for the container and packaging industry.

On September 25, 2009, the Board of Directors elected Bob Glaser to be an Executive Director of the Company.  From April 2008-December 2010 Mr. Glaser served as SET Corp’s VP of Operations. From June 2006 to April 2008 Mr. Glaser served as an independent consultant to a subsidiary of SET Corp.

STEVE RITCHIE, 66, retired Brig. Gen. USA, DIRECTOR since 2005. Gen. Ritchie became an advisory board member to the Company in August 2005 and subsequently became a Director in October 2005. Prior to joining the Company in these positions, Mr. Ritchie had a career in the US Air Force, culminating with the rank of Brigadier General.

KEITH MORLOCK, 36, DIRECTOR AND CORPORATE SECRETARY since 2009. Mr. Morlock is CEO of SET Corp’s wholly owned subsidiary Pro Water and is responsible for the management, sales and operations of its class II deep injection well. Mr. Morlock also serves as President of SET IP Holdings, where he is responsible for the evaluation, testing, certification and expansion of corporate technology and acquisitions. Mr. Morlock has extensive history in GMP, SOP’s and over 14 years of dealing with regulatory agencies including the EPA, SEC and the FDA. He was responsible for implementing and overseeing water treatment designs related to critical areas in pharmaceutical manufacturing. In addition his expertise includes researching, analyzing, and monitoring financial, technological, and demographic factors to capitalize on market opportunities and minimizing competitive activity. He has developed and executed comprehensive operational and marketing plans, both short and long range, to support the sales and revenue objectives of the organization.

On September 25, 2009, the Board of Directors elected Keith Morlock to be an Executive Director of the Company.  From April 2008 to December 2010 Mr. Morlock served as SET Corp’s VP of Business Development.  From December 2006 to April 2008 Mr. Morlock served as a consultant to a subsidiary of SET Corp.

Former Directors

On September 19, 2011, the majority shareholders voted for a new board of directors. Walter Ivison and Bill Ball were not voted back into their positions as Directors of SET Corp.

Current Executive Officers and Significant Employees and Consultants

In addition to Mr. Glaser and Mr. Morlock, whose biographical information is set forth above, during the fiscal year ended March 31, 2012, Cynthia Glaser served as Controller and Principal Accounting and Financial Officer.

Family Relationships

Bob Glaser, the Company’s Chief Executive Officer and Cynthia Glaser, the Company’s Controller and Principal Accounting and Financial Officer are married.

Involvement in Certain Legal Proceedings

To the best of our knowledge, for the past five years, none of our directors or officers have been involved in any of the following: (1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Adverse Proceedings

There exists no material proceeding to which any director or officer is a party adverse to us or has a material interest adverse to us.

Compliance with Section 16(A) of the Exchange Act

Section 16 of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership. Based on a review of such forms, and Financial we believe that during the last fiscal year, except for the following, all of our executive officers, directors and ten percent shareholders complied with the Section 16 reporting requirements:

●	Bill Ball failed to file 2 reports for 2 transactions.
●	Horst Geicke did not have any transactions to report.
●	Bob Glaser filed 1 report late to report 3 late transactions.
●	Cynthia Glaser filed 1 report late to report 3 late transactions.
●	Walter Ivison failed to file 2 reports for 2 transactions.
●	Keith Morlock filed 1 report late to report 6 late transactions.
●	Steve Ritchie filed 1 report late to report 2 late transactions.

Code of Ethics

We have adopted a code of ethics that is applicable to our directors and officers. Our code of ethics is posted on our website and can be accessed at WWW.SETCORP.US

Nominating and Compensation Committees

The Board of Directors does not have a standing nominating committee, compensation committee or any committees performing similar functions. As there are only three Directors serving on the Board, it is the view of the Board that all Directors should participate in the process for the nomination and review of potential Director Candidates and for the review of our executive pay practices. It is the view of the Board that the participation of all Directors in the duties of nominating and compensation committees ensures not only as comprehensive as possible a review of Director Candidates and executive compensation, but also that the views of independent, employee, and shareholder Directors are considered.

The Board does not have any formal policy regarding the consideration of director candidates recommended by shareholders; any recommendation would be considered on an individual basis. The Board believes this is appropriate due to the lack of such recommendations made in the past, and its ability to consider the establishment of such a policy in the event of an increase of such recommendations. The Board welcomes properly submitted recommendations from shareholders and would evaluate shareholder nominees in the same manner that it evaluates a candidate recommended by other means. Shareholders may submit candidate recommendations by mail to SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION: 2345 W Foothill, Suite 12 Upland, CA 91786. With respect to the evaluation of director nominee candidates, the Board has no formal requirements or minimum standards for the individuals that it nominates. Rather, the Board considers each candidate on his or her own merits. However, in evaluating candidates, there are a number of factors that the Board generally views as relevant and is likely to consider, including the candidate’s professional experience, his or her understanding of the business issues affecting us, his or her experience in facing issues generally of the level of sophistication that we face, and his or her integrity and reputation. With respect to the identification of nominee candidates, the Board has not developed a formalized process. Instead, its members and our senior management have recommended candidates whom they are aware of personally or by reputation.

Board Meetings and Annual Meeting Attendance

The Board of Directors acted 13 times by unanimous written consent in lieu of a meeting during this period.

We held an Annual Shareholder Meeting for the fiscal year ended March 31, 2010 on April 5, 2011.

Audit Committee

We currently do not have an Audit Committee and the Board of Directors serves this function.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation of our Executive Officers for the fiscal years ending on March 31, 2012 and 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($) (3)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Robert Glaser	2011	119,780	7,200	22,500	(4)	25,000	(2)	-	-	-	174,480
CEO and Director	2012	144,824	14,400	-	(4)	61,000	(2)	-	-	-	220,224

Cynthia Glaser	2011	77,527	4,560	6,750	(4)	-		-	-	-	88,837
Principal Financial Officer	2012	76,417	4,560	-	(4)	10,166		-	-	-	91,143

Keith Morlock	2011	137,934	7,200	22,500	(4)	25,000		-	-	-	192,634
Manager of Pro Water	2012	144,824	14,400	-	(4)	61,000		-	-	-	220,224

Grant King	2011	-	-	113,500	(5)	32,132		-	-	-	145,632
Former CEO and Director (1)	2012	-	-	-	(5)	-		-	-	-	-

(1)	Mr. King resigned as Chief Executive Officer of the Company on August 25, 2010, and did not stand for re-election as Director of the Company on April 5, 2011.
(2)	Options relating to Director Compensation for Mr. Glaser and Mr. Morlock are disclosed on Director Compensation Table.
(3)	See Note 2 to the consolidated financial statements for assumptions used in valuing stock compensation.
(4)	Discretionary performance-based stock bonuses for the fiscal year ended March 31, 2011. There were no stock awards issued for the fiscal year ended March 31, 2012.
(5)	Mr. King elected to receive his salary in stock in lieu of cash. There were no stock or options awarded to Mr. King for Officer or Director Compensation for the fiscal year ended March 31, 2012.

Narrative Disclosure to Summary Compensation Table

Material Employment Terms for Bob Glaser and Keith Morlock

Pursuant to employment agreements adopted on November 1, 2010, as amended on April 7, 2011, Bob Glaser, our CEO, and Keith Morlock, Manager of Pro Water LLC and our Corporate Secretary, earn: (1) annual base salaries of $144,000, (2) have the opportunity for base salary increases, annual cash and stock option bonuses based on Company performance metrics; (3) certain expense reimbursement; and (4) certain executive benefits. As of April 1, 2012, Mr. Glaser and Mr. Morlock both received an increase to their annual base salary pursuant to their aforementioned Employment Agreements and Amendments thereto.  Thus, each shall have an annual updated base salary of $180,000 per year.

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

Director Compensation

The following table sets forth the compensation of our directors for the fiscal years ending on March 31, 2012 and 2011, respectively (if not addressed in the Executive Officer Compensation table above).

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steve Ritchie	2011	-	-	32,132	-	-	-	32,132
	2012	-	24,375	62,000	-	-	-	86,375

Bill Ball	2011	-	-	-	-	-	-	-
	2012	-	-	30,000	-	-	-	30,000

Walter Ivison	2011	-	-	-	-	-	-	-
	2012	-	-	30,000	-	-	-	30,000

Robert Glaser	2011	-	-	32,132	-	-	-	32,132
	2012	-	24,375	62,000	-	-	-	86,375

Keith Morlock	2011	-	-	32,132	-	-	-	32,132
	2012	-	24,375	62,000	-	-	-	86,375

(1) See Note 2 to the consolidated financial statements for assumptions used in valuing stock compensation.

Outstanding Equity Awards At Fiscal Year End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Robert Glaser	73,333			$0.375	7/7/2013
	33,333			$0.75	3/31/2014
	39,563	437		$0.75	4/4/2021
	12,823	13,844		$1.20	10/7/2021
						18,750	$24,375

Keith Morlock	73,333			$0.375	7/7/2013
	33,333			$0.75	3/31/2014
	39,563	437		$0.75	4/4/2021
	12,823	13,844		$1.20	10/7/2021
						18,750	$24,375

Steve Ritchie	73,333			$0.375	7/7/2013
	39,563	437		$0.75	4/4/2021
	20,000			$0.90	various dates thru 2014
	12,823	13,844		$1.20	10/7/2021

Cynthia Glaser	8,333			$0.75	3/31/2014	18,750	$24,375
	8,333			$1.25	3/31/2022

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDERS MATTERS

The following table sets forth the current common stock ownership of (i) each person known by us to be the beneficial owner of five percent (5%) or more of our common based upon approximately 16,458,648 shares outstanding as of March 31, 2012, (ii) each officer and director of the Company individually, and (iii) all officers and directors of the Company as a group. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and/or warrants held by that person that are currently exercisable, as appropriate, or will become exercisable within sixty (60) days of the reporting date are deemed outstanding, even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial. The address of each owner is in care of the Company at 2345 W Foothill, Suite 12, Upland, CA 91786.

TITLE OF CLASS	NUMBER OF SHARES	NOTE	PERCENT OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER
Common	6,586,527	(2)	36.80%	Horst Geicke
				15/F, AIA Central 1 Connaught Road Central Hong Kong
Common	1,333,333	(3)	7.79%	Favour Gain Holdings
				24/F, CDW Building 388 Castle Peak Road Tsuen Wan, New Territories Hong Kong
Common	1,150,000	(4)	6.78%	Brad Scott
				P.O. Box 4005 Bismarck, North Dakota 58503
Common	704,021	(1, 5)	4.23%	Keith Morlock, Secretary and Director
				2345 W. Foothill, Suite 12 Upland, CA 91786
Common	593,221	(1, 6)	3.56%	Robert Glaser, CEO and Director
				2345 W. Foothill, Suite 12 Upland, CA 91786
Common	169,398	(1, 7)	1.02%	Steve Ritchie, Director
				2345 W. Foothill, Suite 12 Upland, CA 91786
Common	36,782	(1)	0.22%	Walter Ivison, Former Director
				2345 W. Foothill, Suite 12 Upland, CA 91786
Common	28,429	(1, 8)	0.17%	Cynthia Glaser, Principal Financial Officer
				2345 W. Foothill, Suite 12 Upland, CA 91786
Common	10,000	(1)	0.06%	Bill Ball, Former Interim Chairman of Board of Directors
				2345 W. Foothill, Suite 12 Upland, CA 91786
Common	1,495,069	(1)	9.27%	Officers and Directors as a Group

1.	All officers and directors as a group (6 persons) Amount to approximately 6.29% of the outstanding stock and 9.27% Beneficial Ownership.
2.	Mr. Geicke has 5,145,607 shares of common stock issued and 1,440,919 dilutive shares relating to the convertible secured note as of May 31, 2012.
3.	Favour Gain Holdings has 666,667 shares of common stock issued and 666,667 exercisable warrants as of May 31, 2012.
4.	Mr. Scott has 650,000 shares of common stock issued and 500,000 exercisable warrants as of May 31, 2012.
5.	Mr. Morlock has 531,683 shares of common stock issued and 172,338 vested options as of May 31, 2012.
6.	Mr. Glaser has 420,883 shares of common stock issued and 172,338 vested options as of May 31, 2012.
7.	Mr. Ritchie has 18,750 shares of common stock issued and 150,648 vested options as of May 31, 2012.
8.	Ms. Glaser has 18,703 shares of common stock issued and 9,726 vested options as of May 31, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal years ended March 31, 2012 and 2011, the Company had the following related party transactions:

Horst Geicke

Convertible Notes Payable to Horst Geicke and Related Entities

On July 7, 2010, we assumed various convertible note agreements with an accredited investor and shareholder for proceeds totaling $775,000 and accrued interest of $50,000. In addition at the Effective Date, a discount on the convertible debt remained of $381,459. On July 7, 2010, the holder converted the note and accrued interest into 2,066,667 shares of our common stock. Upon conversion we, recorded the remaining discount to interest expense. In addition, all accrued interest of $50,000, was forgiven, and treated as a capital contribution due to the related party nature of the transaction as such recorded to additional paid in capital.

Convertible Note Payable to Metropolitan Real Estate LLC

As discussed in Note 1, on July 7, 2010, we entered into an agreement to acquire PWU. In connection with the acquisition, the member of PWU received a $2.0 million secured convertible promissory note payable over the period of one year from the closing date, incurring interest at 5% annually and a conversion feature at the option of the holder into shares of our common stock at a price of $1.50 per share.  The note is secured by all the assets of PWU.  No beneficial conversion feature was recorded in connection with the note as the conversion price represented the closing price of our common stock on the date of the agreement. In addition, we recorded the $2,000,000 convertible note as a reduction to additional paid-in capital as it was deemed to be a return of capital initially contributed to PWU by the member.

On July 12, 2010, the terms of the acquisition were amended whereby the conversion rate of the $2,000,000 related secured convertible promissory note, which previously all converted at $1.50 at the option of the holder, such amended to so that $1,600,000 of the note may be converted at $3.00 per share and $400,000 may be converted at $0.375 per share.  The convertible note was due based on the following: $100,000 paid on or before September 30, 2010, $200,000 paid on or before December 31, 2010, $200,000 paid on or before March 31, 2011 and the remaining amount of $1,500,000 with unpaid interest on or before June 30, 2011. The $100,000 payment due in September 2010 was paid in October 2010.  On July 12, 2010, since the conversion price of $0.375 related to $400,000 was significantly less than the fair value of our common stock per the closing market price, a beneficial conversion feature was present. We valued the beneficial conversion feature as of the date of the amended agreement in the amount of $696,000, and recorded the maximum discount allowed of $400,000 against the note. The discount was being amortized over the term of the note using the straight line method due to the relatively short maturity of the note.

On January 14, 2011, the terms of the convertible note were amended. As of the date of the amendment, the unpaid principal amount was $1,880,000. Under the terms of the new agreement, the term of the note was extended to five years and all accrued interest was forgiven. We are to make 60 monthly payments of $35,478 commencing January 2011 and concluding December 2015. All other terms, including conversion and interest rates remained the same. The effective interest rate for the year ended March 31, 2011 was 22%. Under ASC 470, Debt, we accounted for the change in terms of the debt as an extinguishment of the debt due to the significant change in the repayment period which impacted the expected cash flows in excess of 10%. Thus, the existing discount of $183,333 was removed and a new discount, with a beneficial conversion feature of $400,000 was recorded. Due to Geicke being a significant shareholder, no gain or loss was recorded and the result of the extinguishment was recorded to additional paid in capital. At March 31, 2012 and 2011, the $243,310 and $382,455 unamortized discount on the note was allocated between short and long term based on the expected annual amortization of which $109,318 and $139,196 has been allocated to short-term portion with the remaining $133,992 and $394,308 allocated to long-term portion. During the years ended March 31, 2012 and 2011, the Company amortized $139,146 and $17,454 of the discount to interest expense, respectively, using the effective interest method. The note holder requested the principal payments for November and December 2011 and January and February 2012 be deferred. Therefore, payments are added on to the end of the term. The following is the expected amortization for the remaining discount under the effective interest rate method for the years ending March 31: $109,318, $77,964, $45,005, and $11,023 in 2013, 2014, 2015, and 2016, respectively.

Robert Glaser

On July 7, 2010, we granted 73,333 stock options to Robert Glaser with an exercise price of $0.375 per share. The options vest over one year. On January 13, 2011, the Board of Directors approved the issuance of 33,333 shares of common stock valued at $22,500 to Robert Glaser as discretionary compensation bonuses. Compensation bonuses for stock came from the equity bonus plan. On March 31, 2011 we granted 33,333 stock options to Robert Glaser with an exercise price of $0.75 per share according to his employment contract. The options vest over one year.

On April 4, 2011, we granted 40,000 stock options to Robert Glaser with an exercise price of $0.75 per share. The options vest over one year. On October 7, 2011, we granted 26,667 stock options to Robert Glaser with an exercise price of $1.20 per share. The options vest over one year. On March 27, 2002, we granted common stock to three board members which vest over a twenty-four (24) month period, starting April 1, 2012 and then the first of each quarter thereafter (ending January 1, 2014) under the agreement, we agreed to issue 150,000 shares of common stock to Robert Glaser.  See Note 10 for additional information.  On March 31, 2012, we granted 50,000 stock options to Robert Glaser with an exercise price of $1.20 per share according to his employment contract. The options vest over one year.

See Note 11 for disclosures regarding an amendment to Robert Glaser’s employment contract.

Cynthia Glaser

On January 13, 2011, the Board of Directors approved the issuance of 10,000 shares of common stock valued at $6,750 to Cynthia Glaser as discretionary compensation bonuses. Compensation bonuses for stock came from the equity bonus plan. On March 31, 2011 the Company we granted 8,333 stock options to Cynthia Glaser with an exercise price of $0.75 per share according to her employment contract. The options vest over one year.

At March 31, 2011, we owed an entity controlled by Cynthia and Robert Glaser $24,085 for management services previously provided under a consulting contract. Payments to this entity during the year ended March 31, 2011 were $54,500.

On March 31, 2012, we granted 8,333 stock options to Cynthia Glaser with an exercise price of $0.75 per share according to her employment contract. The options vest over one year.

At March 31, 2012, we owed an entity controlled by Cynthia and Robert Glaser $0 for management services previously provided under a consulting contract. Payments to this entity during the year ended March 31, 2012 were $24,085.

Keith Morlock

On July 7, 2010, we granted 73,333 stock options to Keith Morlock with an exercise price of $0.375 per share. The options vest over one year. On January 13, 2011, the Board of Directors approved the issuance of 33,333 shares of common stock valued at $22,500 to Keith Morlock as discretionary compensation bonuses. Compensation bonuses for stock came from the equity bonus plan. On March 31, 2011 we granted 33,333 stock options to Keith Morlock with an exercise price of $0.75 per share according to his employment contract. The options vest over one year.

At March 31, 2011, we owed an entity controlled by Keith Morlock $35,411 for management services previously provided under a consulting contract. Payments to this entity during the year ended March 31, 2011 were $16,500.

On April 4, 2011, we granted 40,000 stock options to Keith Morlock with an exercise price of $0.75 per share. The options vest over one year. On October 7, 2011, we granted 26,667 stock options to Keith Morlock with an exercise price of $1.20 per share. The options vest over one year. On March 27, 2002, we granted common stock to three board members which vest over a twenty-four (24) month period, starting April 1, 2012 and then the first of each quarter thereafter (ending January 1, 2014) under the agreement, we agreed to issue 150,000 shares of common stock to Keith Morlock. See Note 10 for additional information.. On March 31, 2012, we granted 50,000 stock options to Keith Morlock with an exercise price of $1.20 per share according to his employment contract. The options vest over one year.

See Note 11 for disclosures regarding an amendment to Keith Morlock’s employment contract.

Grant King

On July 7, 2010, we issued 933,333 shares of its common stock to Grant King, the Company’s former Chief Executive Officer and Director in exchange for the conversion of $357,000 of unpaid, accrued and other compensations due to Mr. King. On the Effective Date, we granted 73,333 stock options to Grant King with an exercise price of $0.375 per share. The options vest over one year.

On January 13, 2011, the Board of Directors approved the issuance of 20,000 shares of common stock valued at $13,500 to Grant King as discretionary compensation bonuses. Compensation bonuses for stock came from the equity bonus plan.

On March 27, 2012, we granted 75,000 bonus stock options to Grant King with an exercise price of $1.30. The options vest over one year.

See Note 9 for discussion regarding a consulting contract with Grant King.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Detail of fees paid to dbbmckennon:

a.
Audit Fees:  Aggregate fees billed for professional services rendered for the audit of our annual financial statements for the periods ended March 31, 2012 and 2011, were approximately $104,970 and $35,770, respectively.

b.
Audit-Related Fees:  There were no fees billed for audit-related services for the period ending March 31, 2011.  For the year ended March 31, 2012, fees were approximately $5,000 for review of the Company's SEC comment letters.

c.	Tax Fees. Fees billed for tax services were $10,500 and $0 for the periods ended March 31, 2012 and 2011, respectively.

Audit Committee Pre-Approval Policies and Procedures

Our Board of Directors who acts as the Audit Committee has policies and procedures that require the pre-approval by the Audit Committee of all fees paid to, and all services performed by, our independent accounting firms. At the beginning of each year, the Audit Committee approves the proposed services, including the nature, type and scope of services contemplated and the related fees, to be rendered by these firms during the year. In addition, Audit Committee pre-approval is also required for those engagements that may arise during the course of the year that are outside the scope of the initial services and fees pre-approved by the Audit Committee.

Pursuant to the Sarbanes-Oxley Act of 2002, 100% of the fees and services provided as noted above were authorized and approved by the Audit Committee in compliance with the pre-approval policies and procedures described herein.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See Exhibit Index below.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, duly authorized.

SUSTAINABLE ENVIRONMENTAL TEHCHOLOGIES CORPOATION

Dated: June 29, 2012	/s/ Robert Glaser
By: Robert Glaser,
Chief Executive Officer

Dated: June 29, 2012	/s/ Cynthia Glaser
By: Cynthia Glaser
Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Glaser	Director	June 29, 2012
Robert Glaser

/s/ Keith Morlock	Director	June 29, 2012
Keith Morlock

EXHIBIT INDEX

Exhibit Number	Description

3(i)	Restated Articles of Incorporation
3(ii)	Amended and Restated Bylaws
10.1	Pro Water Acquisition Agreement and Convertible Secured Promissory Note (1)
10.2	Amendment No. 1 to Pro Water Acquisition Agreement (2)
10.3	Technology Purchase Agreement with World Environmental Solutions Pty Ltd. (3)
10.4	Amendment to Convertible Secured Promissory Note (4)
10.5	Amendment to Technology Purchase Agreement with World Environmental Solutions Pty Ltd. (5)
21.1	Subsidiaries
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(1)	Incorporated by reference from Exhibit 1.01 to the Company’s Current Report on Form 8-K as filed with the SEC on July 9, 2010
(2)	Incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K as filed with the SEC on July 14, 2010.
(3)	Incorporated by reference from Exhibit 10 to the Company’s Current Report on Form 8-K as filed with the SEC on September 3, 2010.
(4)	Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on February 17, 2011.
(5)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 8, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Sustainable Environmental Technologies Corporation

We have audited the accompanying consolidated balance sheets of Sustainable Environmental Technologies Corporation and its subsidiaries (the “Company”) as of March 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of March 31, 2012 and 2011. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sustainable Environmental Technologies Corporation and subsidiaries as of March 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ dbbmckennon

dbbmckennon
Newport Beach, California
June 29, 2012

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of March 31, 2012	As of March 31, 2011
Assets (Note 7)
Current assets:
Cash and cash equivalents	$1,913,727	$105,260
Accounts receivable, net of allowance for doubtful accounts of $6,000 and $6,000, respectively	300,112	367,024
Prepaids and other current assets	39,383	36,962
Deferred tax asset	117,126	-
Current assets of discontinued operations	-	410
Total current assets	2,370,348	509,656

Property and equipment, net	2,153,374	1,989,892
Other assets	699,950	40,230
Investment, at cost	-	91,466
Intangible assets, net	248,443	434,519
Goodwill	66,188	66,188
Deferred tax assets, long-term	1,116,964	-

Total Assets	$6,655,267	$3,131,951

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$284,488	$639,343
Accrued salaries, wages, and related party consulting fees	134,235	239,205
Accrued liabilities	178,086	337,905
Income taxes payable	59,200	25,823
Current portion of Related-party convertible notes payable, net of discount of $109,318 and $139,196, respectively	246,012	204,509
Notes payable	124,577	579,753
Current liabilities of discontinued operations	-	119,424
Total current liabilities	1,026,598	2,145,962

Related-party convertible notes payable, net of discount of $133,992 and $394,308, respectively	1,080,172	1,258,707
Notes payable, long-term	-	63,606
Warrant liability	119,846	247,284
Asset retirement obligation	9,900	9,900

Total liabilities	2,236,516	3,725,459

Commitments and Contingencies (Note 11)

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 4,582,827 issued at March 31, 2012 and 2011, none outstanding	-	-
Common stock, $0.001 par value, 100,000,000 and 300,000,000 shares authorized; 16,458,524 and 14,649,296 issued; 16,458,524 and 14,629,962 outstanding at March 31, 2012 and 2011, respectively	16,458	14,630
Additional paid-in capital	6,414,670	3,659,159
Accumulated deficit	(2,012,377)	(4,267,297)

Total stockholders' equity (deficit)	4,418,751	(593,508)

Total Liabilities and Stockholders' Equity (Deficit)	$6,655,267	$3,131,951

The accompanying notes are an integral part of these consolidated financial statements.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

	For the Year Ended March 31,
	2012	2011
Revenues:
Water processing	$3,510,837	$2,390,998
Reclaimed oil	758,692	226,402
Total revenues	4,269,529	2,617,400

Cost of revenues:
Water processing	1,376,166	849,461
Reclaimed oil	229,081	170,744
Total cost of revenues	1,605,247	1,020,205

Gross profit	2,664,282	1,597,195

Operating expenses:
General and administrative	1,997,968	1,298,115
Research and development	125,292	53,782
Total operating expenses	2,123,260	1,351,897

Operating income	541,022	245,298

Other income (expense):
Interest income	755	75
Interest expense	(303,514)	(739,721)
Change in fair value of derivative liability	127,438	(102,584)
Other, net	704,783	167,592
Total other expense, net	529,462	(674,638)

Income before provision (benefit) for income taxes	1,070,484	(429,340)

Provision (benefit) for income taxes	(1,170,275)	800

Net income (loss) from continuing operations	2,240,759	(430,140)

Net income from discontinued operations	14,161	74,701
Net income (loss)	$2,254,920	$(355,439)

Basic net income (loss) available to common stockholders:
Continuing operations	$0.17	$(0.03)
Discontinued operations	$0.00	$0.01
Net income (loss)	$0.17	$(0.02)

Diluted net income (loss) available to common stockholders:
Continuing operations	$0.14	$(0.03)
Discontinued operations	$0.00	$0.01
Net income (loss)	$0.14	$(0.02)

Weighted average shares - basic	15,028,294	10,943,753
Weighted average shares - diluted	17,313,252	10,943,753

The accompanying notes are an integral part of these consolidated financial statements.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balances - March 31, 2010	2,222,222	$2,222	$1,727,778	$(28,483)	$1,701,517
Contributed capital	-	-	150,000	-	150,000
Convertible note payable issued in connection with Pro Water acquisition, including discount of $400,000 for beneficial conversion feature	-	-	(1,600,000)	-	(1,600,000)
Reverse acquisition of SET Corp	7,132,193	7,132	99,851	(3,883,375)	(3,776,392)
Stock issued for conversion of convertible notes payable	2,066,667	2,067	822,933	-	825,000
Stock issued for cash	468,000	468	207,532	-	208,000
Common stock issued to related parties for services, accrued wages and consulting fees	2,487,833	2,488	1,038,902	-	1,041,390
Common stock issued for services	39,714	40	13,005	-	13,045
Common stock issued in connection with asset acquisition/cost basis investment	133,333	133	99,867	-	100,000
Fair market value of warrants issued in connection with asset acquisition/cost basis investment	-	-	233,599	-	233,599
Common stock issued in settlement of accounts payable and accrued liabilities	80,000	80	485,309	-	485,389
Debt extinguishment	-	-	265,612	-	265,612
Stock-based compensation	-	-	114,771	-	114,771
Net loss	-	-	-	(355,439)	(355,439)

Balances - March 31, 2011	14,629,962	14,630	3,659,159	(4,267,297)	(593,508)

Stock issued for cash	1,500,000	1,500	2,299,750	-	2,301,250
Cashless Exercise of stock options	20,000	20	14,980	-	15,000
Repurchase of stock options	-	-	(8,000)	-	(8,000)
Repurchase of common stock	(3,333)	(3)	(3,827)	-	(3,830)
Common stock issued to related parties for consulting fees	266,666	266	199,734	-	200,000
Common stock issued for services	40,050	40	46,520	-	46,560
Common stock issued in settlement of accounts payable and accrued liabilities	5,179	5	10,095	-	10,100
Amendment of WES Acquisition	-	-	(183,123)	-	(183,123)
Stock-based compensation	-	-	379,382	-	379,382
Net income	-	-	-	2,254,920	2,254,920

Balances - March 31, 2012	16,458,524	$16,458	$6,414,670	$(2,012,377)	$4,418,751

The accompanying notes are an integral part of these consolidated financial statements.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

	For the Year Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$2,254,920	$(355,439)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of debt discounts related to beneficial conversion features and warrants	143,511	621,782
Gain on settlement of note payable and accrued interest	(624,909)
Income tax benefit	(1,234,090)	-
Loss on divestiture of asset held for sale	-	30,000
Settlement of accounts payable and accrued liabilities treated as contributed capital	-	400,000
Loss on disposal of assets	28,256	-
Change in fair value of derivative liabilities	(127,438)	102,584
Depreciation and amortization	196,167	125,701
Stock-based compensation	640,942	114,771
Gain on settlement of accounts payable	(140,625)	-
Change in operating assets and liabilities:
Accounts receivable	66,912	(152,571)
Prepaid expenses	(662,141)	(47,318)
Accounts payable	(175,204)	(158,860)
Accrued liabilities	(149,688)	(62,710)
Income taxes payable	33,377	(51,399)
Net cash provided by operating activities	249,990	566,541

Cash flows from investing activities:
Purchase of property and equipment	(346,803)	(858,509)
Cash provided by reverse acquisition	-	36,040
Net cash used in investing activities	(346,803)	(822,469)

Cash flows from financing activities:
Contributed capital	-	150,000
Proceeds from sale of common stock	2,301,250	208,000
Repurchase of common stock	(3,830)	-
Repurchase of stock options	(8,000)	-
Payments on related party convertible note payable	(227,226)	(203,280)
Payments on notes payable	(156,914)	(74,432)
Net cash provided by financing activities	1,905,280	80,288

Net increase in cash	1,808,467	(175,640)
Cash - beginning of year	105,260	280,900
Cash - end of year	$1,913,727	$105,260

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$98,485	$24,722
Income taxes	$30,438	$51,399

Non-cash investing and financing activities:
Issuance of common stock in settlement of accounts payable and accrued liabilities	$10,100	$1,539,824
Issuance of convertible note, common stock, and warrants for cost investment and pending patents	$140,000	$376,440
Issuance of common stock in connection with convertible debt and accrued interest	$-	$825,000
Fair value of beneficial conversion feature recorded on Pro Water note	$-	$400,000
Purchase of equipment with note payable	$-	$66,035
Issuance of convertible note in connection with Pro Water Acquisition	$-	$200,000

The accompanying notes are an integral part of these consolidated financial statements.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization, History and Significant Accounting Policies and Procedures

Organization and History

Sustainable Environmental Technologies Corporation and subsidiaries (collectively the “Company” or “SET Corp” without the use of personal pronouns) is dedicated to responsible resource utilization through the strategic balance of Environmental, Societal and Economic growth. Headquartered in Southern California, SET Corp is setting the standard for responsible principles of Sustainable Development.  These steadfast values are evident through patented technologies and strategic acquisitions, which solve environmental issues with an economic advantage. SET Corp limits their customer’s environmental impact while conserving valuable and diminishing resources that are essential to future generations.

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

Acquisitions

Acquisition

On July 7, 2010 (the “Effective Date”), SET Corp entered into an agreement to acquire Pro Water, LLC ("PWU"), a Utah limited liability company (formerly a Colorado limited liability company) with its sole equity member Metropolitan Real Estate LLC (the “Member), a New York limited liability company. Pro Water owns and operates a Blue Bench Class II salt water disposal ("SWD") well in Duchesne, Utah; the operations were assumed by the Member on October 1, 2009 (“Inception”).  Under the terms of the Agreement, the Company acquired 100% of the equity of PWU from its sole member, and PWU became a wholly-owned subsidiary of the Registrant in exchange for the payment of 1,333,333 shares of the Company’s restricted common stock, a secured convertible promissory note payable quarterly over the period of one year from the closing date in the amount of $2.0 million, with an interest rate of 5% and a conversion feature at the option of the holder into shares of the Company’s common stock at a price of $1.50 per share, and the assumption of Pro Water debts.  The note is secured by all the assets of PWU and the wastewater treatment facility owned by SET Corp. Metropolitan Real Estate LLC is an entity controlled by Horst Franz Geicke, a significant shareholder of the Company.

On July 12, 2010, the terms of the acquisition were amended whereby the number of shares of common stock paid for PWU was increased to 2,222,222 (from 1,333,333), and the conversion rate of the $2,000,000 related secured convertible promissory note, which previously all converted at $1.50 at the option of the holder, such amended to so that $1,600,000 of the note may be converted at $3.00 per share and $400,000 may be converted at $0.375 per share.  The convertible note is due based on the following: $100,000 paid on or before September 30, 2010, $200,000 paid on or before December 31, 2010, $200,000 paid on or before March 31, 2011 and the remaining amount of $1,500,000 with unpaid interest on or before June 30, 2011. The $100,000 payment due in September 2010 was paid in October 2010.

On January 14, 2011, the terms of the convertible note were amended. As of the date of the amendment, the unpaid principal amount was $1,880,000. Under the terms of the new agreement, the term of the note was extended to five years and all accrued interest was forgiven. The Company is to make 60 monthly payments of $35,478 commencing January 2011 and concluding December 2015, see Note 7 for minor modification made to the convertible note during fiscal 2012. All other terms, including conversion and interest rates remained the same. The Company accounted for the change in terms of the debt as an extinguishment of the debt due to the significant change in the repayment period. See Note 7 for additional information.

The acquisition of PWU was accounted for as a reverse acquisition in accordance with Accounting Standards Codification (“ASC”) 805 Business Combinations. The Company determined for accounting and reporting purposes that Pro Water is the acquirer because of the significant holdings and influence of the control group of Pro Water before and after the acquisition. As a result of the transaction the Pro Water control group owns in excess of 44% of issued and outstanding common stock of SET Corp on a diluted basis.  In addition, in connection with the acquisition certain members of management were required to sign voting agreements.  As of January, these voting agreements expired. The control group of Pro Water could elect or appoint or to remove a majority of the members of the governing body of the Company due to the significant holdings of the Company’s common stock. The control group of Pro Water could have influence on the organization as they have provided funding for operations of SET Corp, prior to the acquisition, in an attempt to settle debts prior to the reverse acquisition. In addition, the Pro Water control group initially had a $2.0 million note payable, approximately $1,800,000, at March 31, 2011 in which additional influence can be subjected.  In addition, Pro Water is significantly larger than SET Corp in terms of assets and operations. Additionally, the future operations of PWU will be the Company intended primary operations and more indicative of the operations of the consolidated entity on a go forward basis.

Accordingly, the assets and liabilities of PWU are reported at historical costs and the historical results of PWU will be reflected in this and future SET Corp filings as a change in reporting entity.  The assets and liabilities of SET Corp will be reported at fair value on the date of acquisition, and results of operations will be reported from the date of acquisition.  The assets and liabilities of SET Corp were reported at their carrying values, which approximated fair value, and no goodwill was recorded. The results of SET Corp have been included in the accompanying consolidated financial statements from the Effective Date. The following is a schedule of SET Corp’s assets and liabilities at the Effective Date:

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

Since PWU assumed operations on Inception due to the change in reporting entity, there are no reportable periods in 2009 to compare to those periods reported herein for 2010.  The excess liabilities assumed were accounted for as a deemed distribution through a charge to the Company’s accumulated deficit.

The following unaudited pro forma information was prepared as if the acquisition had taken place at the beginning of the period for the year ended March 31, 2011:

Pro-Forma Combined
For the Year Ended March 31, 2011
Revenue	$2,617,400
Net loss from continuing operations	$(756,814)
Net loss per share:
Basic and diluted - continuing operations	$(0.00)

MultiGen Acquisition
On August 27, 2010, we entered into a “Technology Purchase Agreement” with World Environmental Solutions Pty Ltd, an Australian company (“WES”).  In exchange for an investment in WES, we purchased certain technologies, including all intellectual property rights and pending patents of WES.  Such patents and patent applications include patent application number 20088237617 and patent application number 2010228129.  Both patent applications relate to the water extraction and electricity generation units as referred to as MultiGen.

Effective September 1, 2011, we entered into an amendment with WES to the aforementioned Technology Purchase Agreement (“Amendment to the TPA”).  Pursuant to the terms of the Amendment to the TPA: (i) SET Corp’s option to purchase 3% of the capital stock of WES has been canceled; (ii) WES’ warrant to purchase 333,333 shares of SET Corp’s common stock at a price of $5.25 per share has been canceled; (iii) WES’ $200,000 convertible secured promissory note issued by SET Corp. (convertible at $5.25 per share of SET Corp’s common stock), and all security interests granted there under, has been canceled; (iv) SET Corp’s ownership of 12% of the capital stock of WES has been canceled; (v) SET Corp’s payment to WES upon certain terms of WES’ successful installation and sale of a MultiGen unit has been reduced to 250,000 shares of SET Corp’s common stock; (vi) the maximum share issuance by SET Corp to WES based on WES royalties paid to SET Corp for certain WES sales of MultiGen units has been reduced to 333,333 shares of SET Corp’s common stock; (vii) any shares of SET Corp common stock issued to WES pursuant to the Agreement, as amended, shall be restricted from transfer for one year from the date of issuance; (viii) SET Corp maximum royalty obligation to WES for SET Corp sales of MultiGen units has been reduced to $500,000; (ix) WES shall pay SET Corp a royalty of 10% of gross revenues for WES sales of MultiGen units; (x) WES and SET Corp shall split 75/25 certain fees paid to WES in connection with agency for sales of MultiGen units outside of Australia; and (xi) the parties have covenanted to use their best efforts in regards to maintaining distributor status for sourcing components for the MultiGen units; WES retained 133,333 shares of common stock issued in connection with the original agreement. See Notes 2, 4, and 8 for additional information.

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

Note 2 – Accounting Policies and Basis of Presentation

Principles of Consolidation
The consolidated financial statements include the assets, liabilities and operating results of the Company and its wholly-owned subsidiaries, PWU, ProWater, LLC, a Colorado limited liability company ("PWC"), and SET IP Holdings LLC, a Utah limited liability company ("Set IP"), after elimination of all material inter-company accounts and transactions. OC Energy and balances related to the Company’s former wastewater treatment plant are classified as discontinued operations.

Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the valuation of derivatives, equity instruments such as options and warrants, provision for income taxes and the realization of deferred tax assets. Actual results could differ from those estimates.

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2012 and 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaids, accounts payable, accrued liabilities, notes payable, and convertible notes payable. Fair values for these items were assumed to approximate carrying values because of their short term in nature or they are payable on demand.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at March 31, 2012:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$1,913,727	$-	$-	$1,913,727
Total assets measured at fair value	$1,913,727	$-	$-	$1,913,727

Liabilities
Derivative instruments	$-	$119,846	$-	$119,846
Total liabilities measured at fair value	$-	$119,846	$-	$119,846

The following table presents the Company’s fair value hierarchy for assets measured at fair value on a recurring basis at March 31, 2011:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$105,260	$-	$-	$105,260
Total assets measured at fair value	$105,260	$-	$-	$105,260

Liabilities
Derivative instruments	$-	$247,284	$-	$247,284
Total liabilities measured at fair value	$-	$247,284	$-	$247,284

The Company measures certain assets at fair value on a nonrecurring basis. These assets include cost method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the years ended March 31, 2012 and 2011, the Company did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

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

Customer

The geographic location of the injection well is a direct factor with relation to the radius of customer’s wells that can be economically serviced. While there are several key factors to obtaining new business, the ratio of available business per customer is based solely on the number of wells the customer has within the serviceable radius of the injection well. As new gas wells are developed within the serviceable radius of the well, the ratio of customers to percentage of business will decrease. Until new wells are developed the expected customer to business ratio are not expected to change. During year ended March 31, 2012, the Company had one (1) customer that accounted for approximately 81% of its revenue and 84% of its accounts receivable at March 31, 2012. During year ended March 31, 2011, the Company had one (1) customer that accounted for approximately 86% of its revenue and 92% of its accounts receivable at March 31, 2011. The loss of our injection well customer would have a significant impact on the Company’s financial results. In addition, we are selling our reclaimed oil to one customer. If there was an issue with this customer, we have additional oil customers that would potentially take this position.

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

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent management's best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized is permanent and may not be restored. At March 31, 2012, the Company has not recognized any impairment of long-lived assets.

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

Investment, at Cost
The Company accounted for their investment in World Environmental Solutions Pty (“WES”) using the cost method due to the limited ownership and influence on the entity. Under the cost method, the investment was recorded at cost at the time of purchase. The Company does not adjust this investment unless the investment is considered impaired or there are liquidating dividends, both of which reduce the investment account. The aggregate carrying amount of our cost-method investment at March 31, 2011 was $91,466, representing a 12% ownership in WES. During the year ended March 31, 2012, the Company removed the cost-method investment in WES based on the change in terms of the agreement as discussed in Note 1 of the financial statements.

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

The Company’s policy provides for annual evaluation of goodwill on the first day of the fourth fiscal quarter and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the operating segment level by comparing the segments' net carrying value, including goodwill, to the fair value of the segment. The fair values of our segments are estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the segment exceeds its fair value, goodwill is potentially impaired and a second test would be performed to measure the amount of impairment loss, if any. All goodwill is associated with the Pro Water segment. At March 31, 2012, the Company has determined that the fair value of the Pro Water segment is substantially in excess of the carrying value.

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

Earnings Per Common Share
Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income available to common shareholders by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated, based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an award, if any, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the estimated tax benefits that would be recorded in paid-in capital, if any, when an award is settled are assumed to be used to repurchase shares in the current period.

The following is a summary of outstanding securities which have been included in the calculation of diluted net income per share and reconciliation of net income to net income available to common stock holders for the year ended March 31, 2012:

For the Year Ended March 31, 2012
Weighted average common shares outstanding used in calculating basic earnings per share	15,028,294
Effect of convertible notes payable	1,482,746
Effect of options and warrants	802,212
Weighted average common and common equivalent shares used in calculating diluted earnings per share	17,313,252

Net income as reported	$2,254,920
Add - Interest on convertible notes payable	225,540
Net income available to common stockholders	$2,480,460

The Company excluded 2,005,502 warrants from the computation for the year ended March 31, 2012, as their exercise prices were in excess of the average closing market price of the Company’s common stock, causing their effects to be anti-dilutive using the treasury stock method.

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive for the year ended March 31, 2011:

For the Year Ended March 31, 2011
Common stock options	163,333
Common stock warrants	-
Convertible notes	1,570,335
1,733,668

Advertising Costs
The Company expenses all costs of advertising as incurred. The Company expensed $5,052 and $2,667 of advertising costs during the years ended March 31, 2012 and 2011, respectively.

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

In connection with the adoption of ASC 718, the fair value of our share-based compensation has been determined utilizing the Black-Scholes pricing model. The fair value of the options granted is amortized as compensation expense on a straight line basis over the requisite service period of the award, which is generally the vesting period. The fair value calculations involve significant judgments, assumptions, estimates and complexities that impact the amount of compensation expense to be recorded in current and future periods. Upon option exercise, the Company issues new shares of stock.

The following weighted average variables were used in the Black Scholes model for all option issuances valued during the fiscal year ended March 31, 2012 and 2011.

Year ended March 31,	Stock Price at Grant Date	Dividend Yield	Exercise Price	Risk Free Interest Rate	Volatility	Average Life
2012	$1.02	-%	$1.02	0.83%	264%	5.50
2011	$0.45	-%	$0.45	0.39%	257%	4.11

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

Segment Reporting
The Company reports its segments under ASC 280, Segment Reporting, which establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. As of March 31, 2012 and 2011, the Company has two segments: PWU and SET Corp, with PWU being the only revenue producing segment.

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

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The method to estimate the deferred tax asset is based on the feasibility of recoverability of the asset. The valuation allowance applied to the deferred tax asset is based on the relatively short operating history of the Company primarily based on one significant customer concentration.

Note 3 – Intangible Assets

Customer Relationships
The customer relationships are being amortized over the period of seven years from the acquisition date of October 1, 2009. The goodwill is not subject to amortization and will not be deductible for income tax purposes. During the years ended March 31, 2012 and 2011, the Company recorded amortization expense to cost of goods sold related to the customer relationship of $28,936 and $28,556, respectively. The net carrying value of the customer relationship as of March 31, 2012 was $130,108. Future amortization expense of the customer relationship is expected to be as follows for the years ending March 31: $28,857, $28,857, $28,857 $28,857, and $14,680 in 2013, 2014, 2015, 2016 and 2017, respectively. Goodwill represents expected synergies from the merger of operations. These synergies include a full management team and a formalized corporate organizational structure to expand the operations.  In addition, there were limited intangible assets in which did not qualify for separate recognition, such as an established workforce, but the effects on the consolidated financial statements are immaterial.

Pending Patents

In connection with the pending patents acquired from WES, the Company is amortizing the value of the patents over an estimated life of 15 years, which is the approximate remaining life and projected cash flows of the pending patents. During the year ended March 31, 2012, the Company amortized $12,166, which is included in general and administrative expense. At March 31, 2012, the net carrying value of the pending patents was $118,335. See Note 1 for a description related to a change in the agreement with WES. As of March 31, 2012, none of the contingent consideration under the WES Agreement had been triggered. As of March 31, 2012, the patent life was approximately 14 years of which $8,452 is expected to be amortized annually until fully amortized.

Note 4 – Property and Equipment

Property and equipment are as follows:

	March 31, 2012	March 31, 2011

Injection well	$613,976	$613,976
Machinery and equipment	1,695,072	1,393,046
Buildings	7,500	7,500
Land	51,000	51,000
Furniture and fixtures	36,465	28,464
Accumulated depreciation	(250,639)	(104,094)
Total	$2,153,374	$1,989,892

During the years ended March 31, 2012 and 2011, the Company recorded depreciation expense of $155,064 and $87,646, respectively.

Asset Retirement Obligations
At March 31, 2012 and 2011, the Company recorded an asset retirement obligation of approximately $9,900 related to the DIW.

Note 5 – Discontinued Operations

The financial results of the Company discontinued operations which consist of OC Energy and the former wastewater plant for the years ended March 31, 2012 and 2011 are as follows:

	For the Year Ended March 31, 2012	For the Year Ended March 31, 2011

Product sales	$-	$-
Water treatment royalties	-	-
Income taxes	-	-
Income from discontinued operations after income taxes	$14,161	$74,701

The following are the combined condensed balance sheets of OC Energy and the former wastewater treatment plant:

	March 31, 2012	March 31, 2011
Assets
Current assets:
Cash and cash equivalents	$-	$410
Total current assets	$-	$410

Liabilities
Current liabilities:
Accounts payable	$-	$20,116
Accrued liabilities	-	99,307
Total current liabilities	$-	$119,423

Management believes there are no contingent liabilities related to discontinued operations.

Note 6 – Certain Balance Sheet Elements

Accrued Liabilities

The Company’s accrued liabilities are as follows:

	March 31, 2012	March 31, 2011

Accrued interest	$39,271	$192,162
Royalty payable	61,995	51,798
Other	76,820	93,945
Total	$178,086	$337,905

Note 7 – Notes Payable

Note Payable to Vendor

On the Effective Date, the Company assumed a promissory note to a vendor in settlement of $410,500. The vendor manufactured and installed the Company’s discontinued water treatment facility.  The note bore interest at 10% per annum with a one-time default penalty of 10% of the principal balance, and was secured by the Company’s Interceptor Plant contract and the equipment that was manufactured by the vendor.   During the year ended March 31, 2012, due to the passage of the statute of limitations the Company wrote off to other income the $410,500 note and accrued interest and penalties of $214,409.  The Company received a legal opinion supporting such in connection with the former liability.

MOU Note Payable

On the Effective Date, the Company assumed a promissory note of $45,000 in connection with a memorandum of understanding to purchase SET Corp’s discontinued water treatment plant.   The note bears interest at 10% with a default rate of 18%.  As of March 31, 2012, the note is in default and interest is being accrued at the default rate.

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

Convertible Note Payable to WES

On August 27, 2010, in connection with the Agreement, the Company issued a convertible promissory note to WES in the amount of $200,000, without interest or maturity, convertible into Company common stock at a rate of $5.25 per share. The convertible note payable is payable at the Company’s discretion. The note is secured by the Technology. On the date of issuance, no beneficial conversion feature was present. The Company determined that they would pay the note in approximately 15 years. Thus, the Company recorded a discount of 11% in the amount of $157,159 against the notes. The discount will be amortized to interest expense over the period of estimated maturity using the effective interest method. During the years ended March 31, 2012 and 2011, the Company recorded interest expense of $4,365 and $6,112, respectively, and extinguished the related unamortized discount of $146,683 to additional paid-in capital during the year ended March 31, 2012. See Note 1 for information regarding the Transaction with WES.

Equipment Loan

In June 2010, the Company entered into a note payable agreement with an equipment provider for a machine in the amount of $38,745. The note bears interest at 7.25% per annum and is payable in 24 equal installments of $1,739, with the first installment due in July 2010. As of March 31, 2012 and 2011, the amount due on this loan was $5,275 and $24,868, respectively.

Convertible Note Payable to Metropolitan Real Estate LLC

As discussed in Note 1, on July 7, 2010, the Company entered into an agreement to acquire PWU . In connection with the acquisition, the member of PWU received a $2.0 million secured convertible promissory note payable over the period of one year from the closing date, incurring interest at 5% annually and a conversion feature at the option of the holder into shares of the Company’s common stock at a price of $1.50 per share.  The note is secured by all the assets of Pro Water.  No beneficial conversion feature was recorded in connection with the note as the conversion price represented the closing price of the Company’s common stock on the date of the agreement. In addition, the Company recorded the $2,000,000 convertible note as a reduction to additional paid-in capital as it was deemed to be a return of capital initially contributed to Pro Water by the member.

On July 12, 2010, the terms of the acquisition were amended whereby the conversion rate of the $2,000,000 related secured convertible promissory note, which previously all converted at $1.50 at the option of the holder, such amended to so that $1,600,000 of the note may be converted at $3.00 per share and $400,000 may be converted at $0.375 per share.  The convertible note was due based on the following: $100,000 paid on or before September 30, 2010, $200,000 paid on or before December 31, 2010, $200,000 paid on or before March 31, 2011 and the remaining amount of $1,500,000 with unpaid interest on or before June 30, 2011. The $100,000 payment due in September 2010 was paid in October 2010.  On July 12, 2010, since the conversion price of $0.375 related to $400,000 was significantly less than the fair value of the Company’s common stock per the closing market price, a beneficial conversion feature was present. The Company valued the beneficial conversion feature as of the date of the amended agreement in the amount of $696,000, and recorded the maximum discount allowed of $400,000 against the note. The discount was being amortized over the term of the note using the straight line method due to the relatively short maturity of the note.

On January 14, 2011, the terms of the convertible note were amended. As of the date of the amendment, the unpaid principal amount was $1,880,000. Under the terms of the new agreement, the term of the note was extended to five years and all accrued interest was forgiven. The Company is to make 60 monthly payments of $35,478 commencing January 2011 and concluding December 2015, which has been extended until April 2016 discussed below. All other terms, including conversion and interest rates remained the same. Under ASC 470, Debt, the Company accounted for the change in terms of the debt as an extinguishment of the debt due to the significant change in the repayment period which impacted the expected cash flows in excess of 10%. Thus, the unamortized discount of $183,333 was removed and a new discount, with a beneficial conversion feature of $400,000 was recorded. Due to Geicke being a significant shareholder, no gain or loss was recorded and the result of the extinguishment was recorded to additional paid in capital. At March 31, 2012 and 2011, the $243,310 and $382,455 unamortized discount on the note was allocated between short and long term based on the expected annual amortization of which $109,318 and $139,196 has been allocated to short-term portion with the remaining $133,992 and $394,308 allocated to long-term portion. During the years ended March 31, 2012 and 2011, the Company amortized $139,146 and $17,454 of the discount to interest expense, respectively, using the effective interest method. The note holder requested the principal payments for November and December 2011 and January and February 2012 be deferred. Therefore, payments are added on to the end of the term. The following is the expected amortization for the remaining discount under the effective interest rate method for the years ending March 31: $109,318, $77,964, $45,005, and $11,023 in 2013, 2014, 2015, and 2016, respectively.

Note Payable to Vendor for Settlement of Accrued Liability

See Note 11 for note payable to vendor for settlement of accrued liability.

Note Payout Schedule

Future principal payments under related party notes payable are expected to be as follows for the years ending March 31: $355,330, $373,509, $392,619, $412,706, and $35,330 in 2013, 2014, 2015, 2016, and 2017, respectively.

Note 8 – Income taxes

The following table presents the current and deferred income tax provision for federal and state income taxes for the years ended March 31, 2012 and 2011:

	Year Ended March 31,
	2012	2011
Current tax provision:
Federal	$35,800	$-
State	28,015	800
Total	63,815	800
Deferred tax provision (benefit)
Federal	(2,270,083)	(575,438)
State	(279,113)	(89,077)
Valuation allowance	1,315,106	664,515
Total	(1,234,090)	-
Total provision for income taxes	$(1,170,275)	$800

Current taxes in fiscal 2011 only consist of minimum taxes to the State of California which are insignificant and have not been presented.

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended March 31, 2012 and 2011are as follows:

	Year Ended March 31,
	2012		2011
US federal statutory income tax rate	34.0%		34.0%
State tax – net of benefit	3.3%		3.3%
	37.3%		37.3%

Permanent differences	10.5%		234.3%
Changes of deferred tax assets	6.0%		(459.0%	)
Increase and utilization of net operating losses	(40.5%	)	-%
Decrease (increase) in valuation allowance	(121.2%	)	187.4%
Effective tax rate	(107.9%	)	0.0%

The components of the Company’s deferred tax assets and (liabilities) for federal and state income taxes as of March 31, 2012 and 2011 consisted of the following:

	As of March 31,
	2012	2011
Current deferred tax assets (liabilities):
Accrued expenses and other	$117,126	$266,225
Total current deferred tax assets	117,126	266,225
Non-current deferred tax assets and liabilities:
State taxes	18,781	(52,320)
Stock options	192,720	44,761
Property, plant and equipment	(74,593)	-
Intangibles	6,050	6,329
Others	2,340	2,340
Net operating losses	3,434,725	880,619
Total non-current deferred tax assets	3,580,023	881,729
Valuation allowance	(2,463,059)	(1,147,954)
Net deferred tax assets (liabilities)	$1,234,090	$-

During the years ended March 31, 2012 and 2011, the valuation allowance increased by increased by $1,315,105 and decreased by $664,545, respectively.  At March 31, 2012, we determined that our previous valuation allowance amounting to $1,234,090 for certain deferred tax assets consisting primarily of net operating loss carry forwards for federal and state tax reporting was not required as it is likely that these assets will be recovered through future operating income. At March 31, 2012, the Company had approximately $8.9 million of federal and state gross net operating losses allocated to continuing operations available. The net operating loss carry forwards, if not utilized, will begin to expire in 2028 for federal purposes and 2018 for state purposes.

Based on the available objective evidence, including the Company’s limited operating history and current liabilities in excess of assets, management believes it is more likely than not that some of the net deferred tax assets, specifically certain net operating losses, at March 31, 2012, will not be fully realizable. Due to the uncertainty surrounding realization of the remaining deferred tax assets, the Company has provided a valuation allowance of $2,463,059 against its net deferred tax assets at March 31, 2012; a full valuation allowance was recorded at March 31, 2011. We will continue to monitor the recoverability of our net deferred tax assets.

As of March 31, 2012 and 2011, the Company has a State tax liability of $0 and $25,823, respectively, which was the result of previously unpaid taxes by SET Corp. Interest and penalties on such liabilities is immaterial. As of March 31, 2012, the Company has recorded estimated taxes payable for Federal and State of $58,400 which is recorded in accrued liabilities. In addition, due to the significant change in ownership of SET Corp in connection with the acquisition of Pro Water, the Company determined that SET Corp’s historical NOLs have been impaired due to IRS Section 382 limitations. Thus, as discussed above, the net operating losses prior to July 7, 2010 have been reduced based on the Company's calculation and a partial valuation allowance has been recorded as of March 31, 2012.

The Company has filed all United States Federal and State tax returns. The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal return years 2008 through 2012 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations. The Company is subject to examination by the California Franchise Tax Board for the years ended 2007 through 2012 and currently does not have any ongoing tax examinations.

Note 9 – Stockholders’ Equity (Deficit)

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

Series A Preferred Stock

As of March 31, 2012, there are no shares of Series A Preferred Stock (“Series A”) outstanding as all had been converted into common stock prior to the reverse acquisition. Each Series A share is convertible into six shares of the Company’s common stock one year after issuance.  In additions, the Series A has preference over the common stock related to dividends and liquidation. Upon the issuance of 1,000,000 shares of Series A, the Company shall not, either directly or indirectly by amendment, merger, consolidation or otherwise, do any of the following without (in addition to any other vote required by law or the Articles of Incorporation) the written consent or affirmative vote of the holders of at least 75% of the then outstanding shares of Series A, given in writing or by vote at a meeting, consenting or voting (as the case may be) separately as a class.

In the event the Company shall at any time after the Series A original issue date and prior to three years from such date, issue additional shares of common stock, without consideration or for a consideration per share less than the applicable Series A conversion price ($0.375/share) in effect immediately prior to such issue, then the Series A conversion price shall be reduced, concurrently with such issue, to the consideration per share received by the Company for such issue or deemed issue of the additional shares of common stock; provided that if such issuance or deemed issuance was without consideration, then the Company shall be deemed to have received an aggregate of $0.15 of consideration for all such additional shares of common stock issued or deemed to be issued, and the conversion ratio will be changed accordingly.

Capital Contributions

During the year ended March 31, 2011, the former owner of PWU contributed $150,000 to that entity.

Reverse Acquisition

On the Effective Date, July 7, 2010, 7,132,193 shares of common stock were retained by SET Corp’s shareholders as a result of the reverse acquisition. See Note 1 for additional information

Common Stock Issued For Cash

During the year ended March 31, 2011, the Company received proceeds totaling $208,000 resulting in the issuance of 468,000 shares of common stock.

During the year ended March 31, 2012, the Company received proceeds totaling $2,301,250, net of finders' fees of $73,750 resulting in the issuance of 1,500,000 common stock units, consisting of one share of common stock and one warrant per unit.  The warrants issued had a weighted average exercise price of $2.33 per share, vested immediately and a weighted average term of 1.3 years. See Note 10 for additional warrants granted.

Common Stock Issued to Related Parties for Accrued Liabilities and Services

On July 7, 2010, the Company issued 933,333 shares of its common stock to Grant King, the Company’s former Chief Executive Officer and Director in exchange for the conversion of $357,000 of unpaid, accrued and other compensations due to Mr. King.

On July 7, 2010, the Company issued 650,000 shares of its common stock to Bob Glaser, an Officer and Director in exchange for the conversion of $248,625 of unpaid and accrued compensation due to Mr. Glaser.

On July 7, 2010, the Company issued 466,667 shares of its common stock to Keith Morlock, an Officer and Director in exchange for the conversion of $178,500 of unpaid and accrued compensation due to Mr. Morlock.

On July 8, 2010, the Company issued 66,667 shares of its common stock to Grant King, the Company’s former Chairman of the Board, from its 2006 Incentive and Non Statutory Stock Option Plan in exchange for the conversion of $59,800 of unpaid and accrued compensation due to Mr. King.

In December 2010, the Company issued 96,166 shares of its common stock valued at $51,690 to various individuals on behalf of Grant King, the Company’s former Chief Executive Officer and former Director in exchange for the conversion of $51,690 of unpaid, accrued and other compensations due to Mr. King.

On December 31, 2010, the Company entered into a twenty-four (24) month consulting agreement with Grant King, the former Officer and Director of the Company on the date of grant. Under the agreement, the Company agreed to issue a total of 533,333 shares of common stock in 133,333 increments every six months, payable at the beginning of each six-month period. On the date of the agreement, the Company valued the 533,333 shares at $400,000 based upon the closing market price of the Company’s common stock.  The value of the shares will be expensed over the two-year service period. On January 5, 2011, the Company issued the first 133,333 shares of common stock pursuant to the consulting agreement. On September 19, 2011, the Company issued the second 133,333 shares of common stock pursuant to the consulting agreement. On January 9, 2012, the Company issued the third 133,333 shares of common stock pursuant to the consulting agreement. During the years ended March 31, 2012 and 2011, the Company recorded compensation expense of $200,000 and $50,000, respectively, to general and administrative expenses in connection with this agreement.  See Note 10 for estimated stock-based compensation to be recorded in future years.

On January 13, 2011, the Company’s Board of Directors approved the issuance of 141,667 shares of common stock valued at $106,250 to various officers and consultants of the Company as discretionary compensation bonuses. Compensation bonuses for stock came from the 2010 Plan. The corresponding expense was recorded to general and administrative expense.

On December 28, 2011, the Company issued 10,000 shares of common stock at $1.05 to Bill Ball, a former member of the Board of Directors of the Company, as compensation.

Common Stock Issued for Services

On July 7, 2010, the Company issued 33,333 shares of its common stock as compensation for past legal services of $9,887 to a third-party consultant which offset amounts payable to the consultant.

On December 15, 2010, the Company issued 6,381 shares of its common stock valued at $3,158 as compensation for past consulting services of $3,158 to a third-party consultant which offset amounts payable to the consultant.

On January 9, 2012, the Company issued 30,050 shares of its common stock as compensation for administrative and legal services of $36,060 to various third-party consultants.

Common Stock Issued to Settle Accounts Payable and Accrued Liabilities

On October 26, 2010, the Company reached a settlement with Catalyx Fluid Solutions, Inc. and all its partners, including Juzer Jangbarwala, formerly a Company director and member of management. Accrued liabilities and accounts payable of $478,407 were settled for $50,000 in cash payments and 45,000 shares of common stock valued at $22,275 on the date of issuance. The Company accounted for the excess amount forgiven of $445,364 as contributed capital recorded within additional paid-in capital due to the related party nature of the transaction.

On November 1, 2010, the Company reached a settlement with a vendor. Accrued liabilities and accounts payable of $16,514 and $10,000, respectively, were settled for $7,465 in cash payments and 20,000 shares of common stock valued at $9,900. The shares of common stock were issued on December 15, 2010. As a result, a gain on settlement of $9,149 was recorded as other income expense.

In March 2011, the Company reached a settlement with a former consultant for in which past due accrued liabilities and accounts payable of $161,600 were settled for $15,000 in cash payments and 13,333 shares of common stock valued at $6,600. As a result, a gain on settlement of $140,000 was recorded as other income expense.

On November 16, 2011, the Company issued 5,179 shares of its common stock to a vendor at $1.95 per share for the settlement of accounts payable of $10,100.

Common Stock Issued to Settle Notes Payable

See Note 7 for Convertible Notes Payable converted in to common stock.

Common Stock Repurchased

On October 20, 2011, the Company repurchased 3,333 shares of common stock from an investor at $1.15 per share. The shares were cancelled and therefore are not shown as issued or outstanding.

Note 10 – Options and Warrants

Options

Plans

On July 7, 2010, a majority of the Company’s shareholders, in the form of a written consent authorized: the amendment of the Company’s Amended and Restated Articles of Incorporation approved the adoption of the Company’s 2010 Incentive and Nonstatutory Stock Option Plan (“2010 Plan”), which reserves 1,333,333 shares of the Company’s common stock for issuance as stock options and grants to qualified recipients. As of March 31, 2012, 424,712 shares were available for issuance under the 2010 Plan.

On the Effective Date, the Company assumed an Incentive and Non-statutory Stock Option Plan adopted by the predecessor entity for issuance of stock options to employees and others. Those plans consisted of the 2006 Incentive and Non-statutory Stock Option Plan (“2006 Plan”) and 2007 Incentive and Non-statutory Stock Option Plan (“2007 Plan”) for issuances of stock options to employees and others. Under the 2006 Plan and 2007 Plan, the Company reserved 666,667 and 400,000 shares for issuance, respectively. As of March 31, 2012, 118,897 and 31,367 grants were available for issuance under the 2006 Plan and 2007 Plan, respectively.

Issuances

On July 7, 2010, the Company granted 400,000 stock options to various employees and consultants with an exercise price of $0.375 per share. The options vested over one year.

On April 4, 2011, the Company granted 200,000 stock options to directors of the Company with an exercise price of $0.75 per share. The options vest over one year. Compensation bonuses for stock came from the 2010 Plan.

On May 9, 2011, the Company granted 36,667 stock options to a consultant with an exercise price of $0.90 per share from the 2010 Plan. The options immediately vested on the date of issuance.

On October 7, 2011, the Company granted 80,000 stock options to three members of the Board of Directors with an exercise price of $1.20 per share. The options vest over one year.

On March 27, 2012, the Company granted 75,000 stock options to Grant King at an exercise price of $1.30 per share. The options vest over one year.

On March 27, 2012, the Company granted common stock to three board members which vest over a twenty-four (24) month period, starting April 1, 2012 and then the first of each quarter thereafter (ending January 1, 2014). Under the agreement, the Company agreed to issue a total of 450,000 shares of common stock valued at $585,000 on the date of grant, with the first tranche of 56,250 shares recorded as general and administrative expense during the year ended March 31, 2012 valued at $73,125. The remaining 393,750 shares are valued at $511,875 in which $292,500 will be recognized as general and administrative expense in fiscal 2013 and $219,375 in fiscal 2014.

On March 31, 2012, the Company granted 108,333 stock options to three officers of the Company at an exercise price of $1.25 per share. The options vest over one year.

During the year ended March 31, 2012 and 2011, stock compensation expense, including share grants which have vesting terms to Grant King (disclosed in Note 9) and members of management (disclosed above) was $579,382 and $164,771, respectively. As of March 31, 2012, future compensation expense, including share grants which vest in future periods for the years ending March 31, 2013 and 2014 is $717,916 and $219,375, respectively.

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

The following is a summary of activity of outstanding stock options:

	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2010	-	$-
Options granted	715,263	1.35
Options exercised	-	-
Options cancelled	(113,333)	0.60
Outstanding at March 31, 2011	601,930	1.50
Options granted	500,000	1.02
Options exercised	(20,000)	0.75
Options cancelled	(216,930)	3.26
Outstanding at March 31, 2012	865,000	$0.77	4.20	$536,459
Exercisable at March 31, 2012	638,825	$0.60	3.24	$385,930

	Exercisable		Unexercisable		Total
Stock Options	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Above $1.39	-	$-	-	$-	-	$-
Below $1.39	638,825	0.60	226,175	1.25	865,000	0.77
Total Outstanding	638,825	$0.60	226,175	$1.25	865,000	$0.77

Warrants

On the Effective Date, the Company assumed 376,068 of the predecessor entity’s issued and outstanding common stock purchase warrants, previously treated as equity pursuant to the derivative treatment exemption, that were no longer afforded equity treatment. Accordingly, these warrants are recorded as liabilities at fair value at each reporting date. Currently, these warrants have an exercise price of $11.70 and expire in May of 2013; however, these warrants have exercise price reset features in the event the Company issues common stock below the exercise price of the warrants.  During the years ended March 31, 2012 and 2011, the Company recorded gain of $127,438 and loss of $102,584, respectively, for the change in fair value of the warrant liability. As of March 31, 2012 and 2011, the warrant liability was $119,846 and $247,284, respectively.

All future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	March 31, 2012	March 31, 2011
Annual dividend yield	-	-
Expected life in years	1.17	2.17
Risk-free interest rate	0.19%	0.80%
Expected volatility	176.17%	284%

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

The following is a summary of activity of outstanding common stock warrants for the years ended March 31, 2012 and 2011:

	Number of Shares		Weighted Average Exercise Price
Balance, March 31, 2010	-		$-
Warrants granted	1,456,431		6.90
Warrants exercised		-	-
Warrants cancelled	(95,596)		3.45
Balance, March 31, 2011	1,360,835		$7.20
Warrants granted	1,500,00		2.33
Warrants exercised		-	-
Warrants cancelled	(855,333)		5.08
Balance, March 31, 2012	2,005,502		$4.45
Exercisable, March 31, 2012	2,005,502		$4.45

Note 11 – Commitments and Contingencies

Operating Leases

In September 2010, the Company entered into an agreement with Koll Business Park for the lease of 1850 square feet of office space at the current Upland address. Rent expense for the fiscal year ended March 31, 2012 and 2011 was $29,304 and $15,968, respectively. The following is the expected minimum payments for the remaining period of the lease for the years ending March 31: $30,266, and $18,019 in 2013 and 2014, respectively. In May 2012 this lease was cancelled. See below.

In March 2012, effective May 2012, the Company entered into a new agreement with Koll Business Park for the lease of 4,333 square feet of office space for a period of four years with rental payments ranging from $2,381 to $5,513.

In March 2012, the Company entered into a land lease in Cartwright, North Dakota. Under the terms of the agreement, the month rent is based upon a fee for barrels produced per month and is for an initial period of fifteen years. The minimum monthly rental amount $750 per month or $9,000 per year.

Manufacturing and Engineering Agreement

In January 2012, PWC entered into a manufacturing and engineering agreement to build part of the Centerline SWD System facility for $1,770,000. To start the process 35% was paid, a second payment of 30% was paid after major components were delivered to the manufacturer. The balance of 35% is due when their portion of the facility is completed and shipped to our ND location. As of March 31, 2012, approximately $619,000 was recorded in other assets on the accompanying balance sheet.

Legal Proceedings

Yates Petroleum

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

See Note -14 Subsequent Events below.

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

Note 12 – Segment Information

The Company reports information about operating segments, as well as disclosures about products and services and major customers. Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance. Management has determined that the water disposal operations of SWD (“Pro Water”) and the operations of SET Corp (“SET Corp”) should be disclosed separately as management reviews financial statements for these entities separately and makes decisions independently of the other entities included within the Company’s financial statements. All intercompany transactions between the reportable segments are eliminated upon consolidation of the Company. At March 31, 2012 and 2011, the Pro Water segment is the only revenue producing segment, see revenue recognition policy for how revenues are recorded. As of March 31, 2012 and 2011, the Company operates in one geographic area.

The Company evaluates the performance of its segments based on net income (loss) from continuing operations. Certain income and charges are not allocated to segments in the Company’s management reports because they are not considered in evaluating the segments’ operating performance. The following is a summary of information about profit or loss and assets by segment:

	For the Year Ended March 31, 2012			For the Year Ended March 31, 2011
	Pro Water	SETCORP	Total	Pro Water	SETCORP	Total
Revenues	$4,269,529	$-	$4,269,529	$2,617,400	$-	$2,617,400
Cost of revenues	1,605,247	-	1,605,247	1,020,205	-	1,020,205

Gross profit	2,664,282	-	2,664,282	1,597,195	-	1,597,195

Operating expenses:
General and administrative	469,204	1,528,764	1,997,968	364,642	933,473	1,298,115
Research and development	-	125,292	125,292	-	53,782	53,782
Total operating expenses	469,204	1,654,056	2,123,260	364,642	987,255	1,351,897

Operating income (loss)	2,195,078	(1,654,056)	541,022	1,232,553	(987,255)	245,298
Other income (expense):
Interest income	111	644	755	38	37	75
Interest expense	(221,176)	(82,338)	(303,514)	(229,311)	(510,410)	(739,721)
Change in fair value of derivative liability	-	127,438	127,438	-	(102,584)	(102,584)
Gain (loss) on settlement of payables and accrued liabilities	(28,256)	733,039	704,783	-	167,592	167,592
Total other income (expense)	(249,321)	778,783	529,462	(229,273)	(445,365)	(674,638)

Income (loss) before provision (benefit) for income taxes	1,945,757	(875,273)	1,070,484	1,003,280	(1,432,620)	(429,340)
Provision (benefit) for income taxes			(1,170,275)			800

Net income (loss) from continuing operations			2,240,759			(430,140)

Net income from discontinued operations			14,161			74,701
Net income (loss)			$2,254,920			$(355,439)

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

As of March 31, 2012 and 2011, primarily all of the assets, with the exception of the SET Corp’s pending patents of $118,335 and $130,501, respectively, were within the Pro Water segment.  All assets were located with the United States.

Note 13 – Related Party Transactions

Horst Geicke

See Note 1, 7 and 9 for transactions with Horst Geicke, a significant shareholder of the Company and former member of PWU.

Robert Glaser

On the Effective Date, the Company granted 73,333 stock options to Robert Glaser with an exercise price of $0.375 per share. The options vest over one year. On January 13, 2011, the Company’s Board of Directors approved the issuance of 33,333 shares of common stock valued at $22,500 to Robert Glaser as discretionary compensation bonuses. Compensation bonuses for stock came from the equity bonus plan. On March 31, 2011 the Company granted 33,333 stock options to Robert Glaser with an exercise price of $0.75 per share according to his employment contract. The options vest over one year.

On April 4, 2011, the Company granted 40,000 stock options to Robert Glaser with an exercise price of $0.75 per share. The options vest over one year. On October 7, 2011, the Company granted 26,667 stock options to Robert Glaser with an exercise price of $1.20 per share. The options vest over one year. On March 27, 2012, the Company granted common stock to three board members which vest over a twenty-four (24) month period, starting April 1, 2012 and then the first of each quarter thereafter (ending January 1, 2014). Under the agreement, the Company agreed to issue a total of 150,000 shares of common stock to Robert Glaser, see Note 10 for additional information. On March 31, 2012, the Company granted 50,000 stock options to Robert Glaser with an exercise price of $1.20 per share according to his employment contract. The options vest over one year.

See Note 11 for disclosures regarding an amendment to Robert Glaser’s employment contract.

Cynthia Glaser

On January 13, 2011, the Company’s Board of Directors approved the issuance of 10,000 shares of common stock valued at $6,750 to Cynthia Glaser as discretionary compensation bonuses. Compensation bonuses for stock came from the equity bonus plan. On March 31, 2011 the Company granted 8,333 stock options to Cynthia Glaser with an exercise price of $0.75 per share according to her employment contract. The options vest over one year.

At March 31, 2011, the Company owes an entity controlled by Cynthia and Robert Glaser $24,085 for management services previously provided under a consulting contract. Payments to this entity during the year ended March 31, 2011 were $54,500.

On March 31, 2012, the Company granted 8,333 stock options to Cynthia Glaser with an exercise price of $1.25 per share according to her employment contract. The options vest over one year.

At March 31, 2012, the Company owes an entity controlled by Cynthia and Robert Glaser $0 for management services previously provided under a consulting contract. Payments to this entity during the year ended March 31, 2012 were $24,085.

Keith Morlock

On the Effective Date, the Company granted 73,333 stock options to Keith Morlock with an exercise price of $0.375 per share. The options vest over one year. On January 13, 2011, the Company’s Board of Directors approved the issuance of 33,333 shares of common stock valued at $22,500 to Keith Morlock as discretionary compensation bonuses. Compensation bonuses for stock came from the equity bonus plan. On March 31, 2011 the Company granted 33,333 stock options to Keith Morlock with an exercise price of $0.75 per share according to his employment contract. The options vest over one year.

At March 31, 2011, the Company owes an entity controlled by Keith Morlock $35,411 for management services previously provided under a consulting contract. Payments to this entity during the year ended March 31, 2011 were $16,500.

On April 4, 2011, the Company granted 40,000 stock options to Keith Morlock with an exercise price of $0.75 per share. The options vest over one year. On October 7, 2011, the Company granted 26,667 stock options to Keith Morlock with an exercise price of $1.20 per share. The options vest over one year. On March 27, 2012, the Company granted common stock to three board members which vest over a twenty-four (24) month period, starting April 1, 2012 and then the first of each quarter thereafter (ending January 1, 2014). Under the agreement, the Company agreed to issue a total of 150,000 shares of common stock to Keith Morlock, see Note 10 for additional information. On March 31, 2012, the Company granted 50,000 stock options to Keith Morlock with an exercise price of $1.20 per share according to his employment contract. The options vest over one year.

At March 31, 2012, the company owes an entity controlled by Keith Morlock $0 for management services previously provided under a consulting contract. Payments to this entity during the year ended March 31, 2012 were $29,500.

See Note 11 for disclosures regarding an amendment to Keith Morlock’s employment contract.

Grant King

On July 7, 2010, the Company issued 933,333 shares of its common stock to Grant King, the Company’s former Chief Executive Officer and Director in exchange for the conversion of $357,000 of unpaid, accrued and other compensations due to Mr. King. On the Effective Date, the Company granted 73,333 stock options to Grant King with an exercise price of $0.375 per share. The options vested over one year.

On January 13, 2011, the Company’s Board of Directors approved the issuance of 20,000 shares of common stock valued at $13,500 to Grant King as discretionary compensation bonuses. Compensation bonuses for stock came from the equity bonus plan.

On March 27, 2012, the Company granted 75,000 stock options to Grant King with an exercise price of $1.30 per share according to his consulting contract. The options vest over one year.

See Note 9 for discussion regarding a consulting contract with Grant King.

Note 14 – Subsequent Events

On April 27, 2012, a Complaint was filed against the Company by a previous consultant.  On June 12, 2012, the Company filed a Motion to Strike and a Demurrer asking the court to remove inapplicable and superfluous prayers and to assert that the Plaintiff lacked capacity and failed to state facts sufficient to constitute the causes of action.

On April 5, 2012, the Company entered into a letter agreement (“LOI”) with Cancen Oil Canada Inc., a British Columbia corporation (“Cancen”).  Both Cancen and the Company have agreed to abandon the LOI and have continued negotiations and further discussions as to forming a strategic alliance between the parties.

On March 27, 2012, the Company granted common stock to three board members which vest over a twenty-four (24) month period, starting April 1, 2012 and then the first of each quarter thereafter (ending January 1, 2014). Under the agreement, the Company agreed to issue a total of 450,000 shares of common stock valued at $585,000 on the date of the grant, with the first tranche of 56,250 shares recorded as general and administrative expense during the year ended March 31, 2012 valued at $73,125. The remaining 393,750 shares are valued at $511,875 in which $292,500 will be recognized as general and administrative expense in fiscal 2013 and $219,375 in fiscal 2014.

On June 13, 2012, the Board of Directors of the Company via unanimous written consent re-priced all of the stock options outstanding under our non-statutory stock options under the Corporation’s 2006, 2007 and 2010 incentive and non-statutory stock option plans at $0.36 per share of common stock of the Company.  The Board of Directors re-priced such stock options to keep such employees and consultants who were granted options incentivized.  The Company has yet to determine the financial statement impact of the transaction.

On June 20, 2012, the Board of Directors via unanimous written consent gave discretionary compensation bonuses in the form of the Company’s common stock to its employees and key consultants for the calendar year 2011.  The total amount of common stock of the Company issued out of the Company’s Incentive and Nonstatutory Stock Option Plans for the bonuses was 145,000 shares total.  Out of the 145,000 shares issued, Robert Glaser received 50,000 shares, Keith Morlock received 50,000 shares, Cynthia Glaser received 25,000 shares and Steve Ritchie received 10,000 shares.