Form 10-Q
period 2012-06-30
Sustainable Environmental Technologies Corp
filed 2012-08-14
CIK 932136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2012

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

As of August 14, 2012, there were 16,659,774 shares of the registrant’s common stock issued and outstanding.

INDEX

		Page

	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	F-1

	Consolidated Balance Sheets for June 30, 2012 and March 31, 2012	F-1

	Consolidated Statements of Income For the Three Months Ended June 30, 2012 and 2011	F-2

	Consolidated Statements of Cash Flows For the Three Months Ended June 30, 2012 and 2011	F-3

	Notes to Consolidated Financial Statements	F-4 -- F-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	7

Item 4.	Controls and Procedures	4

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	5

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5

Item 3.	Defaults Upon Senior Securities	5

Item 4.	Mine Safety Disclosures	5

Item 5.	Other Information	6

Item 6.	Exhibits	6

	Signatures	7

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

The following discussion should be read in conjunction with the historical financial statements and related notes thereto of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

As used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, "we", "us" or the "Company" or “SET Corp.” means Sustainable Environmental Technologies Corporation, a California corporation, and its divisions and subsidiaries.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	As of June 30,	As of March 31,
	2012	2012
Assets
Current assets:
Cash and cash equivalents	$1,131,900	$1,913,727
Accounts receivable, net of allowance for doubtful accounts of $6,000 and $6,000, respectively	380,285	300,112
Prepaids and other current assets	29,663	39,383
Deferred tax assets	117,126	117,126
Total current assets	1,658,974	2,370,348

Property and equipment, net	3,082,714	2,153,374
Other assets	714,950	699,950
Intangible assets, net	238,749	248,443
Goodwill	66,188	66,188
Deferred tax assets, long-term	1,066,964	1,116,964

Total Assets	$6,828,539	$6,655,267

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$460,717	$284,488
Accrued salaries, wages, and related party consulting fees	51,342	134,235
Accrued liabilities	168,705	178,086
State income taxes payable	67,200	59,200
Related party convertible notes payable, net of discount of $101,625 and $109,318, respectively	258,165	246,012
Notes payable	83,159	124,577
Total current liabilities	1,089,288	1,026,598

Related party convertible notes payable, long-term, net of discount of $111,500 and $133,992, respectively	1,011,026	1,080,172
Warrant liability	34,697	119,846
Asset retirement obligation	9,900	9,900
Total liabilities	2,144,911	2,236,516

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 4,582,827 issued at June 30, 2012 and March 31, 2012, none outstanding	–	–
Common stock, $0.001 par value, 100,000,000 shares authorized; 16,659,774 and 16,458,524 issued and outstanding at June 30, 2012 and March 31, 2012, respectively	16,661	16,458
Additional paid-in capital	6,674,386	6,414,670
Accumulated deficit	(2,007,419)	(2,012,377)
Total stockholders' equity	4,683,628	4,418,751

Total Liabilities and Stockholders' Equity	$6,828,539	$6,655,267

The accompanying notes are an integral part of these consolidated financial statements.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Three Months Ended June 30,
	2012	2011
Revenues:
Water processing	$795,034	$973,082
Reclaimed oil	188,171	269,930
Total revenues	983,205	1,243,012

Cost of revenues:
Water processing	237,668	337,946
Reclaimed oil	40,246	67,152
Total cost of revenues	277,914	405,098

Gross profit	705,291	837,914

Operating expenses:
General and administrative	688,568	451,989
Total operating expenses	688,568	451,989

Operating income	16,723	385,925

Other income (expense):
Interest income	601	7
Interest expense	(54,959)	(86,228)
Change in fair value of derivative liability	85,149	6,740
Other, net	15,444	12,858
Total other income (expense), net	46,235	(66,623)

Income before provision for income taxes	62,958	319,302

Provision for income taxes	58,000	–

Net income from continuing operations	4,958	319,302

Net income (loss) from discontinued operations	–	(176)
Net income	$4,958	$319,126

Basic net income (loss) available to common stockholders:
Continuing operations	$0.00	$0.03
Discontinued operations	$–	$(0.00)
Net income	$0.00	$0.03

Diluted net income (loss) available to common stockholders:
Continuing operations	$0.00	$0.02
Discontinued operations	$–	$(0.00)
Net income	$0.00	$0.02

Weighted average shares - basic	16,524,884	14,629,962
Weighted average shares - diluted	18,419,374	16,487,009

The accompanying notes are an integral part of these consolidated financial statements.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$4,958	$319,126
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt discounts related to beneficial conversion features and warrants	30,184	40,121
Income tax provision	50,000	–
Loss (gain) on disposal of assets	27,820	(1,795)
Change in fair value of derivative liabilities	(85,149)	(6,740)
Depreciation and amortization	53,904	51,382
Stock-based compensation	259,919	122,820
Gain on settlement and extinguishment of accounts payable	(43,165)	(14,653)
Change in operating assets and liabilities:
Accounts receivable	(80,173)	(29,238)
Prepaid expenses	(5,280)	(44,932)
Accounts payable	(55,693)	(92,425)
Accrued liabilities	(92,274)	42,841
Income taxes payable	8,000	(25,023)
Net cash provided by operating activities	73,051	361,484

Cash flows from investing activities:
Purchase of property and equipment	(726,283)	(31,087)
Net cash used in investing activities	(726,283)	(31,087)

Cash flows from financing activities:
Payments on related party convertible note payable	(87,177)	(84,325)
Payments on notes payable	(41,418)	(35,739)
Net cash used in financing activities	(128,595)	(120,064)

Net increase (decrease) in cash	(781,827)	210,333
Cash - beginning of period	1,913,727	105,260
Cash - ending of period	$1,131,900	$315,593

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$22,755	$33,853
Income taxes	$–	$25,023

Non-cash investing and financing activities:
Purchase of property and equipment in accounts payable	$275,087	$–

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

In addition to these areas of expertise, SET Corp provides customized services that include design, construction management, operation and maintenance services, and equipment manufacturing for industrial and municipal sectors.  With strategic partnerships, through prominent global manufacturers and distributors, SET Corp has access to a worldwide sales and distribution network.  Currently, our revenues are derived within the United States; however, we intend to also conduct future business in the Australia/Asia region through certain pending patents purchased from World Environmental Solutions Pty Ltd ("WES").

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements and notes thereto for SET Corp for the year ended March 31, 2012 included in SET Corp’s Annual Report on Form 10-K. The consolidated financial statements for the three months ended June 30, 2012 are not necessarily indicative of the results expected for the full year.

Consolidation

The consolidated financial statements include the assets, liabilities and operating results of the Company and its wholly-owned subsidiaries, Pro Water, LLC, a Utah limited liability company ("PWU"), ProWater, LLC, a Colorado limited liability company ("PWC"), and SET IP Holdings LLC, a Utah limited liability company ("Set IP"), after elimination of all material inter-company accounts and transactions. OC Energy and balances related to the Company’s former wastewater treatment plant are classified as discontinued operations.

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

Fair Value of Financial Instruments

Effective October 1, 2009, the Company adopted Accounting Standards Codification ("ASC") 825 Fair Value Measurements and Disclosures, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to ASC 825. ASC 825 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 825 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2012 and March 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaids, accounts payable, accrued liabilities, notes payable, and convertible notes payable. Fair values for these items were assumed to approximate carrying values because of their short term nature or because they are payable on demand.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at June 30, 2012:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$1,131,900	$–	$–	$1,131,900
Total assets measured at fair value	$1,131,900	$–	$–	$1,131,900

Liabilities
Derivative instruments	$–	$34,697	$–	$34,697
Total liabilities measured at fair value	$–	$34,697	$–	$34,697

Concentrations

Credit Risk

At times, the Company maintains cash balances at a financial institution in excess of the $250,000 FDIC insurance limit. In addition, at times the Company extends credit to customers in the normal course of business, after an evaluation of the credit worthiness. The Company does not expect to take any unnecessary credit risks causing significant write-offs of potentially uncollectible accounts. The Company also maintains reserves for potential credit losses. The Company considers the following factors when determining if collection of a fee is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms.

Customer

The geographic location of the injection well is a direct factor with relation to the radius of customers’ wells that can be economically serviced. While there are several key factors to obtaining new business, the ratio of available business per customer is based solely on the number of wells the customer has within the serviceable radius of the injection well. As new oil and gas wells are developed within the serviceable radius of the well, the ratio of customers to percentage of business will decrease. Until new wells are developed, the expected customer to business ratio is not expected to change. During the three months ended June 30, 2012, the Company had two (2) customers that accounted for approximately 97% of its revenue and one (1) customer that accounted for 97% of its accounts receivable at June 30, 2012. During the three months ended June 30, 2011, the Company had two (2) customers that accounted for approximately 98% of its revenue and one (1) customer that accounted for 43% of its accounts receivable at June 30, 2011. The loss of our injection well customers would have a significant impact on the Company’s financial results. In addition, we are selling our reclaimed oil to one customer. If there was an issue with this customer, we have additional oil customers that would potentially take this position.

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

The following is a summary of outstanding securities which have been included in the calculation of diluted net income per share and reconciliation of net income to net income available to common stock holders for the three months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30,
	2012	2011
Weighted average common shares outstanding used in calculating basic earnings per share	16,524,884	14,629,962
Effect of related party convertible notes payable	1,427,439	1,542,227
Effect of options and warrants	467,051	314,820
Weighted average common and common equivalent shares used in calculating diluted earnings per share	18,419,374	16,487,009

Net income as reported	$4,958	$319,126
Add - Interest on convertible notes payable	47,978	62,229
Net income available to common stockholders	$52,936	$381,355

The Company excluded 75,000 and 23,367 options and 2,005,502 and 867,502 warrants from the computation for the three months ended June 30, 2012 and 2011, respectively, as their exercise prices were in excess of the average closing market price of the Company’s common stock.

Note 3 – Intangible Assets

Customer Relationships

During the three months ended June 30, 2012 and 2011, the Company recorded amortization expense to cost of goods sold related to the customer relationship of $7,195 and $7,195, respectively. The net carrying value of the customer relationship as of June 30, 2012 was $122,914.

Pending Patents

In connection with the pending patents acquired from WES, the Company is amortizing the value of the patents over an estimated life of 15 years, which is the approximate remaining life and projected cash flows of the pending patents. During the three months ended June 30, 2012 and 2011, the Company amortized $2,500 and $6,333, respectively, which is included in general and administrative expense. At June 30, 2012, the net carrying value of the pending patents was $115,835. As of June 30, 2012, none of the contingent consideration under the WES agreement had been triggered.

Note 4 – Property and Equipment

Property and equipment as of June 30, 2012 and March 31, 2012 consisted of the following:

	June 30, 2012	March 31, 2012

Injection well	$613,976	$613,976
Machinery and equipment	2,653,531	1,695,072
Buildings	7,500	7,500
Land	51,000	51,000
Office equipment, computer software, and furniture and fixtures	43,343	36,465
Accumulated depreciation	(286,636)	(250,639)
Total	$3,082,714	$2,153,374

During the three months ended June 30, 2012 and 2011, the Company recorded depreciation expense of $44,210 and $37,854, respectively.

Note 5 – Certain Balance Sheet Elements

Accrued Liabilities

At June 30, 2012 and March 31, 2012, the Company had accrued liabilities as follows:

	June 30, 2012	March 31, 2012

Accrued interest	$41,291	$39,271
Royalty payable	58,095	61,995
Other	69,319	76,820
Total	$168,705	$178,086

Note 6 – Notes Payable

MOU Note Payable

The Company has a promissory note payable of $45,000 which was incurred in connection with a memorandum of understanding to purchase SET Corp’s discontinued water treatment plant. The note bears interest at 10% with a default rate of 18%. As of June 30, 2012, the note is in default and interest is being accrued at the default rate.

Yates Petroleum

In connection with cross complaint brought by Yates Petroleum ("Yates") against the Company, the Company entered into an agreement dated November 30, 2010 which requires that the Company pay a total of $175,000, incurring interest at 10% per annum, payable in 24 equal payments. As of June 30, 2012, the Company is current on the note and a principal balance of $29,165 remains.

Related Party Convertible Note Payable to Metropolitan Real Estate LLC

In connection with the acquisition of PWU, the Company entered into a $2.0 million convertible note payable. Under the current terms of the convertible note payable, $1,600,000 of the note may be converted at $3.00 per share and $400,000 may be converted at $0.375 per share. The convertible note incurs interest at 5% per annum. The Company is to make 60 monthly payments of $35,478 commencing January 2011 and concluding December 2015, which was extended until April 2016 by the holding during the fiscal year ended March 31, 2012.

Since the conversion price of $0.375 related to $400,000 was significantly less than the fair value of the Company’s common stock per the closing market price, a beneficial conversion feature was present. The Company valued the beneficial conversion feature as of the date of the amended agreement in the amount of $696,000, and recorded the maximum discount allowed of $400,000 against the note. At June 30, 2012, the $213,125 unamortized discount on the note was allocated between short and long term based on the expected annual amortization of which $101,625 has been allocated to short-term portion with the remaining $111,500 allocated to long-term portion. During the three months ended June 30, 2012 and 2011, the Company amortized $30,184 and $37,502 of the discount to interest expense, respectively, using the effective interest method.

Note 7 – Stockholders’ Equity

On March 27, 2012, the Company granted common stock to three board members which vest over a twenty-four (24) month period, starting April 1, 2012 and then the first of each quarter thereafter (ending January 1, 2014). Under the agreement, the Company agreed to issue a total of 450,000 shares of common stock valued at $585,000 on the date of the grant, with the first tranche of 56,250 being issued in April 2012. During the three months ended June 30, 2012, the Company recorded compensation expense of $73,125 within general and administrative expense. The Company will record stock based compensation per quarter of approximately $73,125 through March 31, 2014. The shares were issued from the Company's Incentive and Nonstatutory Stock Option Plans.

On June 20, 2012, the Board of Directors via unanimous written consent gave discretionary compensation bonuses in the form of the Company’s common stock to its employees and key consultants. The total amount of common stock issued was 145,000 valued at $53,650 based on the closing market price of the Company's common stock on the date of grant which was recorded within general and administrative expense. The shares were issued from the Company's Incentive and Nonstatutory Stock Option Plans. Out of the 145,000 shares issued, Robert Glaser received 50,000 shares, Keith Morlock received 50,000 shares, Cynthia Glaser received 25,000 shares and Steve Ritchie received 10,000 shares. The shares were issued from the Company’s Incentive and Nonstatutory Stock Option Plans.

Note 8 – Options and Warrants

On June 13, 2012, the Board of Directors of the Company via unanimous written consent re-priced all of the stock options outstanding under our non-statutory stock options under the Corporation’s 2006, 2007 and 2010 incentive and non-statutory stock option plans at $0.36 per share of common stock of the Company. The Board of Directors re-priced such stock options to keep such employees and consultants who were granted options incentivized. The re-pricing resulted in additional stock compensation expense recorded in general and administrative expense in the statement of operations for the three months ended June 30, 2012 of $6,453.

Stock compensation expense, excluding items disclosed above, recorded in general and administrative expense in the statements of income for the three months ended June 30, 2012 and 2011 was $126,691  and $122,820, respectively.

The following is a summary of activity of outstanding stock option activity for the three months ended June 30, 2012:

Number of Shares
Balance, March 31, 2012	865,000
Options granted	–
Options exercised	–
Options cancelled or forfeited	(36,667)

Balance, June 30, 2012	828,333

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

Warrants

The Company has 376,068 common stock purchase warrants in which are considered derivative liabilities due to reset provisions included within the agreements. Accordingly, these warrants are recorded as liabilities at fair value at each reporting date. Currently, these warrants have an exercise price of $11.70 and expire in May of 2013; however, these warrants have exercise price reset features in the event the Company issues common stock below the exercise price of the warrants.  During the three months ended June 30, 2012, the Company recorded gain of $85,149 for the change in fair value of the warrant liability. As of June 30, 2012, the warrant liability was $34,697.

The following is a summary of activity of outstanding common stock warrants for the three months ended June 30, 2012:

Number Of Shares

Balance, March 31, 2012	2,005,502
Warrants granted	–
Warrants exercised	–
Warrants cancelled or forfeited	–
Balance, June 30, 2012	2,005,502

Note 9 – Commitments and Contingencies

Manufacturing and Engineering Agreement

In January 2012, PWC entered into a manufacturing and engineering agreement to build part of the Centerline SWD System facility for $1,770,000. To start the process 35% was paid, a second payment of 30% is to be paid after major components are delivered to the manufacturer. The balance of 35% is due when their portion of the facility is completed and shipped to the Cartwright Well. As of June 30, 2012, approximately $675,000 was recorded in other assets on the accompanying balance sheet .

Legal Proceedings

Previous Consultant Complaint

On April 27, 2012, a Complaint was filed against the Company by a previous consultant, as Case No. 30-2012-00565519 in the Orange County Superior Court.  The main contention of the Complaint is that there was an alleged breach of a consulting agreement that was entered into by us in which the plaintiff claims to have damages.  As of June 30, 2012, the Company had amounts in accounts payable in excess of any remote potential estimated liability.

Note 10 – Segment Information

The Company reports information about operating segments, as well as disclosures about products and services and major customers. Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance. Management has determined that the water disposal operations of SWD (“Pro Water”) and the operations of SET Corp (“SET Corp”) should be disclosed separately as management reviews financial statements for these entities separately and makes decisions independently of the other entities included within the Company’s financial statements. All intercompany transactions between the reportable segments are eliminated upon consolidation of the Company. At June 30, 2012, the Pro Water segment is the only revenue producing segment, see revenue recognition policy for how revenues are recorded. As of June 30, 2012, the Company operates in one geographic area.

The Company evaluates the performance of its segments based on net income (loss) from continuing operations. Certain income and charges are not allocated to segments in the Company’s management reports because they are not considered in evaluating the segments’ operating performance. The following is a summary of information about profit or loss and assets by segment:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2012			June 30, 2011
	Pro Water	SETCORP	Total	Pro Water	SETCORP	Total
Revenues	$983,205	$–	$983,205	$1,243,012	$–	$1,243,012
Cost of revenues	277,914	–	277,914	405,098	–	405,098

Gross profit	705,291	–	705,291	837,914	–	837,914

Operating expenses:
General and administrative	115,896	572,672	688,568	97,713	354,276	451,989
Total operating expenses	115,896	572,672	688,568	97,713	354,276	451,989

Operating income (loss)	589,395	(572,672)	16,723	740,201	(354,276)	385,925
Other income (expense):
Interest income	105	496	601	7	–	7
Interest expense	(47,982)	(6,977)	(54,959)	(25,937)	(60,291)	(86,228)
Change in fair value of derivative liability	–	85,149	85,149	–	6,740	6,740
Gain (loss) on settlement of payables and accrued liabilities	(27,721)	43,165	15,444	(1,795)	14,653	12,858
Total other income (expense)	(75,598)	121,833	46,235	(27,725)	(38,898)	(66,623)

Income (loss) before provision for income taxes	513,797	(450,839)	62,958	712,476	(393,174)	319,302

Provision for income taxes			58,000			–

Net income from continuing operations			4,958			319,302

Net income (loss) from discontinued operations			–			(176)
Net income			$4,958			$319,126

The geographic location of the injection well is a direct factor with relation to the radius of customer’s wells that can be economically serviced. While there are several key factors to obtaining new business, the ratio of available business per customer is based solely on the number of wells the customer has within the serviceable radius of the injection well.  As new oil and gas wells are developed within the serviceable radius of the well, the ratio of customers to percentage of business will decrease.  Until new wells are developed the expected customer to business ratio are not expected to change. All revenue and receivable concentrations disclosed in Note 2 related to the Pro Water Utah segment.

As of June 30, 2012, primarily all of the assets, with the exception of the SET Corp’s pending patents of $115,835 were within the Pro Water segment. All assets were located with the United States.

Note 11 – Subsequent Events

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those discussed above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with "Selected Financial Data" and our financial statements and related notes appearing elsewhere in this Quarterly Report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented in our prior SEC filings and elsewhere in this Quarterly Report.

Overview

Our business is dedicated to responsible resource utilization through environmentally sustainable technologies. Our products and services are intended to limit our customer’s environmental impact by conserving valuable and diminishing natural resources. Current and future products include, and are expected to include, innovative eco-technologies that provide patented treatment, recovery, reclamation and re-injection services for Produced Water (which is associated with the oil and gas industry) and the ultra-efficient tri-gen systems that offer combined cooling, heating, and power generation with the added capability of water production from a single energy source. We also will provide customized services that include design, construction, management, operation and maintenance services, and equipment manufacturing for the industrial and municipal sectors. Therefore, we continue to be competitive with our competitors, which range from small start-up enterprises to companies that are larger and more established than us with access to significant financial resources.

Products and Services

Our Blue Bench Class II Salt Water Disposal (“SWD”) well owned and operated in Duchesne, Utah by our wholly owned subsidiary Pro Water, LLC, a Utah limited liability company (“PWU”) is one of the few, available methods for disposing Produced Water in that area.  PWU’s Blue Bench Class II SWD well takes the Produced Water brought in from customers and converts that Produced Water into processed water which can be reused when drilling for oil and gas or alternatively safely injected into approved formations.

Through our wholly owned subsidiary ProWater, LLC, a Colorado limited liability company (“PWC”) and its wholly owned subsidiary Blue Bench, LLC, a Colorado limited liability company (“BB”) we own the proprietary Centerline salt water disposal system (“Centerline SWD System”).  In addition, through PWC, we plan to construct three SWD wells utilizing PWC’s Centerline SWD System. We have completed the drilling and production casing of the first well in Cartwright, North Dakota (the "Cartwright Well").  The portable Centerline SWD System for the salt water disposal well is being built in Casper, Wyoming and is in its final stages of construction.  Thus, we anticipate the completion of this well within the next 45 to 90 days. The injection well has been completed and the Centerline modules are scheduled to ship to the site at the end of August. Tanks are currently being placed on site and piping is in process of being installed. We are currently securing a short term loan to cover additional cost requirements for the Cartwright well.

Our intellectual property is owned by our wholly owned subsidiary Set IP Holdings, LLC, a Utah limited liability company (“SET IP”). Through SET IP, we license our MultiGen technology which is an integrated solution that uses natural gas, biogas, diesel or other fuels to power a micro-turbine that in turn powers a chiller running our patent-pending air conditioning/water-from-air generation unit. We also license through SET IP our DynIX™ from wastewater treatment technology which is based on an ion-exchange process for the treatment and reclamation of Produced Water. Although we have nothing to report on our DynIX™ wastewater treatment technology, the MultiGen technology is being installed in Australian, in a government Education Institution in New South Wales, and is expected to be in full production by September 2012.

Results of Operations for the Three Months Ended June 30, 2012 And 2011

The following table summarizes the results of continuing operations amounts of the Company for the periods and dates shown:

	Three Months Ended June 30,
	2012	2011
Combined Statement of Operations Data:
Revenue	$983,205	$1,243,012
Cost of revenue	277,914	405,098
Operating expenses	688,568	451,989
Operating income	16,723	385,925
Other income (expense)	46,235	(66,623)
Income from continuing operations	4,958	319,302
Net income	$4,958	$319,126

Revenues decreased $259,807 or 21%, for the three months ended June 30, 2012 compared to the corresponding period of the prior year. This decrease is based upon management’s decision to reduce its volume intake to maximize the wells longevity. The long term effect of utilizing the wells maximum capacity would create additional capital investment and maintenance costs that outweigh the benefits to short term revenue gains. The well is currently averaging over 7,000 BPD which is greater than the original forecast projected. The Company’s largest customer accounted for 79% of revenue compared to 77% for the corresponding prior period.

Cost of revenue decreased $127,184 or 31%, for the three months ended June 30, 2012 compared to the corresponding period of the prior year. As a percentage of revenues, cost of revenue was 28% compared to 33% in the prior year period. Items included within cost of revenues represent labor, depreciation and amortization, equipment rental, supplies, utilities, repair and maintenance. Principal factors contributing to the decrease in cost of revenue included a decrease in variable expenditures such as rental equipment and repair and maintenance due to the decrease barrels produced. Payroll related costs are primarily fixed due to the minimal staffing required to monitor the facility and thus do not fluctuate significantly from period to period.

Total operating expenses increased $236,579 or 52% for the three months ended June 30, 2012 compared to the corresponding period of the prior year due to traveling and administrative costs related to the previously disclosed pending acquisition that was cancelled and approximately $138,000 increase in stock based compensation due to options and shares issued for services. Operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, depreciation and amortization, legal expense, information systems expense, product marketing, and sales expense.  Expenditures included approximately $260,000 for stock based compensation, $98,000 in professional fees, $155,000 in salaries and wages, and general corporate expenditures for the Company for rent, utilities, etc in which were not present in the previous comparable period.

Total other income was $46,235 for the three months ended June 30, 2012 compared to expense of $66,623 for the corresponding prior period due to a decrease in financing activities. Other income (expense) includes interest income, interest expense, change in fair value of derivative liability, and gain on settlement of payables and accrued liabilities. The other income during the current period was primarily related to $85,149 to the change in fair value of derivative liability.

Provision for income taxes increased $58,000 or 100% for the three months ended June 30, 2012 compared to the corresponding period of the prior year due to use of deferred tax assets compared to the previous period presented in which there was a full valuation allowance on deferred tax assets.

Segment Results for the Three Months Ended June 30, 2012 and 2011

The following should be read in conjunction with the quarterly financial results of fiscal 2012 for each reporting segment. See “Notes to Consolidated Financial Statements, Note 10 — Segment Information.” The Company evaluates the performance of its segments based on net income from continuing operations. Certain income and charges are not allocated to segments in the Company’s management reports because they are not considered in evaluating the segments’ operating performance. The following is a summary of information about profit or loss by segment:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2012			June 30, 2011
	Pro Water	SETCORP	Total	Pro Water	SETCORP	Total
Revenues	$983,205	$–	$983,205	$1,243,012	$–	$1,243,012
Cost of revenues	277,914	–	277,914	405,098	–	405,098

Gross profit	705,291	–	705,291	837,914	–	837,914

Operating expenses:
General and administrative	115,896	572,672	688,568	97,713	354,276	451,989
Total operating expenses	115,896	572,672	688,568	97,713	354,276	451,989

Operating income (loss)	589,395	(572,672)	16,723	740,201	(354,276)	385,925
Other income (expense):
Interest income	105	496	601	7	–	7
Interest expense	(47,982)	(6,977)	(54,959)	(25,937)	(60,291)	(86,228)
Change in fair value of derivative liability	–	85,149	85,149	–	6,740	6,740
Gain (loss) on settlement of payables and accrued liabilities	(27,721)	43,165	15,444	(1,795)	14,653	12,858
Total other income (expense)	(75,598)	121,833	46,235	(27,725)	(38,898)	(66,623)

Income (loss) before provision for income taxes	513,797	(450,839)	62,958	712,476	(393,174)	319,302

Provision for income taxes			58,000			–

Net income from continuing operations			4,958			319,302

Net income (loss) from discontinued operations			–			(176)
Net income			$4,958			$319,126

Pro Water (“PWU”)

All revenues and cost of revenues are associated with the Pro Water segment. See explanation above regarding changes in revenues and cost of revenues.

Total operating expenses increased $18,183 or 19% for the three months ended June 30, 2012 compared to the prior period presented due to the increase in management and administrative costs of the Company as discussed above. Also as a result, as a percentage of revenue, operating expenses increased from 8% to 12%.

Total other expense increased $47,873 or 173% for the three months ended June 30, 2012 compared to the prior period presented due to an increase in financing activities. Other income (expense) includes interest income and interest expense. The increase during the current period was primarily related to approximately $48,000 of amortization expense related to the beneficial conversion feature allocated to Pro Water in connection with the $2.0 million note payable to the former shareholder of Pro Water.

SET Corp

There is no revenue generated by this segment for any of the periods presented.

Total operating expenses for the three months ended June 30, 2012 increased $218,396 compared to the prior period presented due to increased operations. Operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, depreciation and amortization, legal expense, information systems expense, product marketing, sales expense and research and development expenses.  Expenditures included approximately $236,000 for stock based compensation, $97,000 in professional fees, $109,000 in salaries and wages, and general corporate expenditures for SET Corp for rent, utilities, etc.

Total other income for the three months ended June 30, 2012 increased $160,731 compared to the prior period presented due to a decrease in financing activities. Other income was the result of financing activities. Other income (expense) includes interest expense, change in fair value of derivative liability, and other.

Liquidity and Capital Resources

As shown in the accompanying consolidated financial statements, during the three months ended June 30, 2012, the Company generated operating income from continuing operations before income taxes of $62,958.  As of June 30, 2012, we had working capital of $519,686.  In addition, the Company’s operations are primarily concentrated with one customer which represented 79% of total revenues during the three months ended June 30, 2012.  During the three months ended June 30, 2012, the Company generated positive cash flows from operations of $73,051. During the three months ended June 30, 2012, the Company funded operations through cash flows generated from the Pro Water segment. In fiscal 2013, the Company intends to fund operations and pay down liabilities through cash on hand and the positive cash flow being generated by the Pro Water segment. In addition, the Company intends to continue to negotiate the settlement of liabilities. The drilling of the Cartwright ND injection well has been completed and the Centerline modules are scheduled to ship to the site at the end of August. Tanks are currently being placed and piping is in process. We estimate that capital expenditures of $2,200,000 remain to make the Cartwright facility operational. We are currently securing a short term loan to cover additional cost requirements.

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

Operating Activities

Cash provided by operating activities during the three months ended June 30, 2012 and 2011 were $73,051 and $361,484, respectively.  In 2012, this was the result of a net income of $4,958 offset by non-cash and non-operating items (depreciation, stock-based compensation, change in fair value of warrant liability, gain on settlement of accounts payable, and interest expense from the amortization of debt discounts) totaling $293,513 and net income provided by the change in current assets and liabilities of $225,420. In 2011, the usage of cash was primarily due to the increase in our operations which caused assets such as accounts receivable and prepaids to increase. In addition, we have made an effort to decrease our accounts payable.

Investing Activities

Cash used in investing activities during the three months ended June 30, 2012 and 2011 were $726,283 and $31,087, respectively. In 2012, the primary investing activity was purchases of fixed assets related to the Cartwright ND injection well of $726,283. The $31,087 invested in 2011 was for upgrades to the Duchesne UT SWD. The additional Utah expenditures are for the purpose of building loading stations with the goal of shipping processed water back to the oil fields for fracking or water flooding operations.

Financing Activities

Financing cash flows used in the three months ended June 30, 2012 amounted to $128,595 and consisted of payments of $87,177 on a related party convertible note payable, and $41,418 of payments on notes payable. In the 2011 period, financing cash flows amounted to $120,064 and consisted of payments on related party convertible note payable of $84,325 and payments on notes payable of $35,739.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and Principal Accounting & Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were effective as of June 30, 2012 and that they do allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On April 27, 2012, a Complaint was filed against the Company by a previous consultant, as Case No. 30-2012-00565519 in the Orange County Superior Court.  The main contention of the Complaint is that there was an alleged breach of a consulting agreement that was entered into by us in which the plaintiff claims to have damages.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

On April 5, 2012, we entered into a letter agreement (“LOI”) with Cancen Oil Canada Inc., a British Columbia corporation (“Cancen”). Both Cancen and SET Corp. have agreed as formerly reported in our Form 10-K for the year ended March 31, 2012, to abandon the LOI and have continued to discuss alternatives for a strategic alliance.

On June 15, 2012, our board of directors voted in favor of filing a restatement of our Articles of Incorporation as incorporated by this reference as Exhibit 3(i). In addition, our board of directors voted in favor of restating and amending our Bylaws as incorporated by this reference as Exhibit 3(ii). However, before such documents are to become effective, the aforementioned shall be submitted to our shareholders for review and approval at our annual shareholders meeting which we are planning to have in October. Therefore, all shareholders’ proposals must be received by the Company before the close of business on August 28, 2012. Please send such proposals to Sustainable Environmental Technologies Corporation at 2345 West Foothill Blvd., Suite 12, Upland, CA 91786.

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:

Exhibit Number	Description of Document
3(i)	Restated Articles of Incorporation (1)
3(ii)	Amended and Restated Bylaws (1)
10.1	Pro Water Acquisition Agreement and Convertible Secured Promissory Note (2)
10.2	Amendment No. 1 to Pro Water Acquisition Agreement (3)
10.3	Technology Purchase Agreement with World Environmental Solutions Pty Ltd. (4)
10.4	Amendment to Convertible Secured Promissory Note (5)
10.5	Amendment to Technology Purchase Agreement with World Environmental Solutions Pty Ltd. (6)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

* Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

(1)	Incorporated by reference from Exhibit 3(i) and Exhibit 3(ii) to the Company’s Annual Report on Form 10-K as filed with the SEC on June 29, 2012.
(2)	Incorporated by reference from Exhibit 1.01 to the Company’s Current Report on Form 8-K as filed with the SEC on July 9, 2010
(3)	Incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K as filed with the SEC on July 14, 2010.
(4)	Incorporated by reference from Exhibit 10 to the Company’s Current Report on Form 8-K as filed with the SEC on September 3, 2010.
(5)	Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on February 17, 2011.
(6)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 8, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION

Dated: August 14, 2012	/s/ Robert Glaser
Robert Glaser
Chief Executive Officer

Dated: August 14, 2012	/s/ Cynthia Glaser
Cynthia Glaser
Chief Financial and Accounting Officer

