Form 10-Q
period 2012-09-30
Sustainable Environmental Technologies Corp
filed 2012-11-14
CIK 932136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number: 000-254888

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

California	33-0230641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2345 W. Foothill Blvd., Suite 12, Upland, CA	91786
(Address of principal executive offices)	(Zip Code)

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

As of November 12, 2012, there were 16,905,607 shares of the registrant’s common stock issued and outstanding.

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

As used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, "we", "us" or the "Company" or SETS, or “SET Corp.” means Sustainable Environmental Technologies Corporation, a California corporation, and its divisions and subsidiaries.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	As of September 30,	As of March 31,
	2012	2012
Assets
Current assets:
Cash and cash equivalents	$192,381	$1,913,727
Accounts receivable, net of allowance for doubtful accounts of $6,000 and $6,000, respectively	401,125	300,112
Prepaids and other current assets	77,104	39,383
Deferred tax assets	117,126	117,126
Total current assets	787,736	2,370,348

Property and equipment, net	6,540,406	2,153,374
Other assets	95,230	699,950
Intangible assets, net	228,975	248,443
Goodwill	66,188	66,188
Deferred tax assets, long-term	986,964	1,116,964

Total Assets	$8,705,499	$6,655,267

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,530,463	$284,488
Accrued salaries, wages, and related party consulting fees	63,714	134,235
Accrued liabilities	172,941	178,086
State income taxes payable	67,200	59,200
Related party convertible notes payable, net of discount of $93,836 and $109,318, respectively	270,470	246,012
Related party notes payable	721,403	–
Notes payable	76,035	124,577
Total current liabilities	2,902,226	1,026,598

Related party convertible notes payable, long-term, net of discount of $90,993 and $133,992, respectively	938,746	1,080,172
Warrant liability	4,437	119,846
Asset retirement obligation	9,900	9,900
Total liabilities	3,855,309	2,236,516

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 4,582,827 issued at September 30, 2012 and March 31, 2012, none outstanding	–	–
Common stock, $0.001 par value, 100,000,000 shares authorized; 16,849,358 and 16,458,524 issued and outstanding at June 30, 2012 and March 31, 2012, respectively	16,849	16,458
Additional paid-in capital	6,874,012	6,414,670
Accumulated deficit	(2,040,671)	(2,012,377)
Total stockholders' equity	4,850,190	4,418,751

Total Liabilities and Stockholders' Equity	$8,705,499	$6,655,267

The accompanying notes are an integral part of these consolidated financial statements.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Water processing	$797,367	$887,073	$1,592,401	$1,860,155
Reclaimed oil	102,124	214,620	290,295	484,550
Total revenues	899,491	1,101,693	1,882,696	2,344,705

Cost of revenues:
Water processing	260,397	375,968	498,065	713,914
Reclaimed oil	43,031	79,246	83,277	146,398
Total cost of revenues	303,428	455,214	581,342	860,312

Gross profit	596,063	646,479	1,301,354	1,484,393

Operating expenses:
General and administrative	529,280	347,751	1,217,848	799,740
Research and development	–	99,144	–	99,144
Total operating expenses	529,280	446,895	1,217,848	898,884

Operating income	66,783	199,584	83,506	585,509

Other income (expense):
Interest income	753	21	1,354	28
Interest expense	(51,048)	(74,254)	(106,007)	(160,482)
Change in fair value of derivative liability	30,260	(179,609)	115,409	(172,869)
Other, net	–	45,079	15,444	57,937
Total other income (expense), net	(20,035)	(208,763)	26,200	(275,386)

Income (loss) before provision for income taxes	46,748	(9,179)	109,706	310,123

Provision for income taxes	80,000	–	138,000	–

Net income (loss) from continuing operations	(33,252)	(9,179)	(28,294)	310,123

Net income (loss) from discontinued operations	–	(18)	–	(194)
Net income (loss)	$(33,252)	$(9,197)	$(28,294)	$309,929

Basic and diluted net income (loss) per share:
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$0.02
Discontinued operations	$–	$(0.00)	$–	$(0.00)
Net income (loss)	$(0.00)	$(0.00)	$(0.00)	$0.02

Weighted average shares - basic	16,795,779	14,647,354	16,661,072	14,638,706
Weighted average shares - diluted	16,795,779	14,647,354	16,661,072	16,468,532

The accompanying notes are an integral part of these consolidated financial statements.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(28,294)	$309,929
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of debt discounts related to beneficial conversion features and warrants	58,481	77,574
Income tax provision	130,000	–
Loss (gain) on disposal of assets	27,820	(1,795)
Change in fair value of derivative liabilities	(115,409)	172,869
Depreciation and amortization	110,980	91,739
Stock-based compensation	459,735	174,383
Gain on settlement and extinguishment of accounts payable	(43,165)	(59,732)
Change in operating assets and liabilities:
Accounts receivable	(101,013)	10,693
Prepaid expenses	566,999	(23,798)
Accounts payable	(46,080)	(145,257)
Accrued liabilities	(75,688)	17,157
Income taxes payable	8,000	(25,023)
Net cash provided by operating activities	952,366	598,739

Cash flows from investing activities:
Purchase of property and equipment	(3,171,124)	(126,525)
Net cash used in investing activities	(3,171,124)	(126,525)

Cash flows from financing activities:
Proceeds from related party notes payable	721,403	–
Payments on related party convertible note payable	(175,449)	(169,709)
Payments on notes payable	(48,542)	(66,780)
Net cash provided by (used in) financing activities	497,412	(236,489)

Net increase (decrease) in cash	(1,721,346)	235,725
Cash - beginning of period	1,913,727	105,260
Cash - ending of period	$192,381	$340,985

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$43,465	$58,266
Income taxes	$–	$25,023

Non-cash investing and financing activities:
Purchase of property and equipment in accounts payable	$1,335,240	$–
Issuance of convertible note, common stock, and warrants for cost investment and pending patents	$–	$140,000

The accompanying notes are an integral part of these consolidated financial statements.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Organization, History and Significant Accounting Policies and Procedures

Organization and History

Sustainable Environmental Technologies Corporation (the “Company” or “SETS” or “SET Corp”) is a company dedicated to responsible resource utilization through the strategic balance of environmental, societal and economic growth.  SET Corp is setting the standard for responsible principles of sustainable development.  These steadfast values are evident through patented technologies and strategic acquisitions, which solve environmental issues with an economic advantage. SET Corp limits their customer’s environmental impact while conserving valuable and diminishing resources that are essential to future generations.

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

On September 17, 2012, SET Corp entered into an Asset Purchase Agreement with PWCO, LLC, a Colorado limited liability company (“PWCO”). In connection with the Asset Purchase Agreement, SETS would transfer non-operational assets (construction in progress) related to the Cartwright and Williston Well projects, land leases in connection with those projects, the intellectual property related to SET Corp’s Centerline SWD System and certain liabilities incurred for such in exchange for 35% of the total ownership of PWCO. The final capitalization structure of PWCO, if the shareholders vote in favor of this transaction would be 35% to SETS, 10% to Keith Morlock, 5% to Robert Glaser, 5% to Grant King, and 45% would be held in PWCO treasury for a pending $6.0 million investment by Cancen Private Co. or another qualified investor(s).

The Company currently anticipates that the transaction will be completed prior to December 31, 2012. However, we cannot predict the exact timing of the completion due to management’s decision to request shareholder voting and the additional $6.0 million in capital in which is anticipated to be raised. Upon closing, SET Corp expects that the transaction will be accounted for under the equity method as SET Corp will hold a 35% ownership in PWCO and have significant influence over that entity. Thus, the net fair value of the assets, less liabilities transferred, will be recorded as SET Corp's investment in PWCO. Currently, the cost of the assets and liabilities of the items expected to transfer represents fair value. The Company will record its share of gains and losses of PWCO venture through the statement of operations. As of September 17, 2012, PWCO did not have any operations other than obtaining a $2.0 million loan to be used for the continued construction of the Cartwright and Williston Well projects.

The unaudited pro forma condensed balance sheet was prepared assuming the transaction closed on September 30, 2012. There is no current effect of the transaction on the statements of operations as the joint venture does not have any current operations and thus they have not been presented. In addition, only financial statement elements in which are expected to change are reflected below.

Pro-Forma
Assets
Total current assets	$787,736

Property and equipment, net	1,948,010
Other assets	55,230
Equity investment in PWCO	2,575,753

Total Assets	$6,648,856

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$195,223
Related party notes payable	–
Total current liabilities	845,583

Total liabilities	1,798,666
Total Liabilities and Stockholders' Equity	$6,648,856

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements and notes thereto for SET Corp for the year ended March 31, 2012 included in SET Corp’s Annual Report on Form 10-K. The consolidated financial statements for the three and six months ended September 30, 2012 are not necessarily indicative of the results expected for the full year.

Consolidation

The consolidated financial statements include the assets, liabilities and operating results of the Company and its wholly-owned subsidiaries, Pro Water, LLC, a Utah limited liability company ("Pro Water Utah"), ProWater, LLC, a Colorado limited liability company ("Pro Water Colorado"), and SET IP Holdings LLC, a Utah limited liability company ("Set IP"), after elimination of all material inter-company accounts and transactions. OC Energy and balances related to the Company’s former wastewater treatment plant are classified as discontinued operations.

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2012 and March 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaids, accounts payable, accrued liabilities, notes payable, and convertible notes payable. Fair values for these items were assumed to approximate carrying values because of their short term nature or because they are payable on demand.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at September 30, 2012:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$192,381	$–	$–	$192,381
Total assets measured at fair value	$192,381	$–	$–	$192,381

Liabilities
Derivative instruments	$–	$4,437	$–	$4,437
Total liabilities measured at fair value	$–	$4,437	$–	$4,437

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

Customer

The geographic location of the injection well is a direct factor with relation to the radius of customers’ wells that can be economically serviced. While there are several key factors to obtaining new business, the ratio of available business per customer is based solely on the number of wells the customer has within the serviceable radius of the injection well. As new gas wells are developed within the serviceable radius of the well, the ratio of customers to percentage of business will decrease. Until new wells are developed, the expected customer to business ratio is not expected to change. During the six months ended September 30, 2012, the Company had two (2) customers that accounted for approximately 97% of its revenue and one (1) customer that accounted for 90% of its accounts receivable at September 30, 2012. During the six months ended September 30, 2011, the Company had two (2) customers that accounted for approximately 98% of its revenue and one (1) customer that accounted for 85% of its accounts receivable at September 30, 2011. The loss of our injection well customer would have a significant impact on the Company’s financial results. In addition, we are selling our reclaimed oil to one customer. If there was an issue with this customer, we have additional oil customers that would potentially take this position.

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

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive for the three and six months ended September 30, 2012:

	Three Months Ended September 30, 2012	Six Months Ended September 30, 2012

Common stock options	277,544	376,667
Common stock warrants	–	–
Convertible notes	1,398,015	1,398,015
Totals	1,675,559	1,774,682

They Company excluded 95,250 options and 1,978,835 warrants from the computation for the three and six months ended September 30, 2012, respectively, as their exercise prices were in excess of the average closing market price of the Company’s common stock.

The following is a summary of outstanding securities which have been included in the calculation of diluted net income per share and reconciliation of net income to net income available to common stock holders for the six months ended September 30, 2011:

Six Months Ended September 30, 2011
Weighted average common shares outstanding used in calculating basic earnings per share	14,638,706
Effect of convertible notes payable	1,475,670
Effect of options and warrants	354,156
Weighted average common and common equivalent shares used in calculating diluted earnings per share	16,468,532

Net income as reported	$309,929
Add - Interest on convertible notes payable	120,732
Net income available to common stockholders	$430,661

The Company excluded 16,700 options and 525,502 warrants from the computation for the three and six months ended September 30, 2011, respectively, as their exercise prices were in excess of the average closing market price of the Company’s common stock. During the three months ended September 30, 2011, the Company excluded the effects of convertible notes payable of 1,475,670 shares and effects of 357,040 options as the effects would have been anti-dilutive.

Note 3 – Intangible Assets

Customer Relationships

During the six months ended September 30, 2012 and 2011, the Company recorded amortization expense to cost of goods sold related to the customer relationship of $14,468 and $14,468, respectively. The net carrying value of the customer relationship as of September 30, 2012 was $115,640.

Pending Patents

In connection with the pending patents acquired from WES, the Company is amortizing the value of the patents over an estimated life of 15 years, which is the approximate remaining life and projected cash flows of the pending patents. During the six months ended September 30, 2012 and 2011, the Company amortized $5,000 and $833, respectively, which is included in general and administrative expense. At September 30, 2012, the net carrying value of the pending patents was $113,335. As of September 30, 2012, none of the contingent consideration under the WES Agreement had been triggered.

Note 4 – Property and Equipment

Property and equipment as of September 30, 2012 and March 31, 2012 consisted of the following:

	September 30, 2012	March 31, 2012
Injection well	$613,976	$613,976
Machinery and equipment	1,583,091	1,623,596
Construction in progress	4,569,796	71,476
Buildings	7,500	7,500
Land	51,000	51,000
Office equipment, computer software, and furniture and fixtures	50,369	36,465
Accumulated depreciation	(335,326)	(250,639)
Total	$6,540,406	$2,153,374

During the six months ended September 30, 2012 and 2011, the Company recorded depreciation expense of $91,512 and $76,438, respectively.

Note 5 – Certain Balance Sheet Elements

Accrued Liabilities

At September 30, 2012 and March 31, 2012, the Company had accrued liabilities as follows:

	September 30, 2012	March 31, 2012

Accrued interest	$43,332	$39,271
Royalty payable	57,684	61,995
Other	71,925	76,820
Total	$172,941	$178,086

Note 6 – Notes Payable

MOU Note Payable

The Company has a promissory note payable of $45,000 which was incurred in connection with a memorandum of understanding to purchase SET Corp’s discontinued water treatment plant. The note bears interest at 10% with a default rate of 18%. As of September 30, 2012, the note is in default and interest is being accrued at the default rate.

Yates Petroleum

In connection with cross complaint brought by Yates Petroleum ("Yates") against the Company, the Company entered into an agreement dated November 30, 2010 which requires that the Company pay a total of $175,000, incurring interest at 10% per annum, payable in 24 equal payments. As of September 30, 2012, the Company is current on the note and a principal balance of $7,289 remains.

Related Party Convertible Note Payable to Metropolitan Real Estate LLC

In connection with the acquisition of PWU, the Company entered into a $2.0 million convertible note payable. Under the current terms of the convertible note payable, $1,600,000 of the note may be converted at $3.00 per share and $400,000 may be converted at $0.375 per share. The convertible note incurs interest at 5% per annum. The Company is to make 60 monthly payments of $35,478 commencing January 2011 and concluding December 2015, which was extended until April 2016 by the holder during the fiscal year ended March 31, 2012.

Since the conversion price of $0.375 related to $400,000 was significantly less than the fair value of the Company’s common stock per the closing market price, a beneficial conversion feature was present. The Company valued the beneficial conversion feature as of the date of the amended agreement in the amount of $696,000, and recorded the maximum discount allowed of $400,000 against the note. At September 30, 2012, the $184,829 unamortized discount on the note was allocated between short and long term based on the expected annual amortization of which $93,836 has been allocated to short-term portion with the remaining $90,993 allocated to long-term portion. During the six months ended September 30, 2012 and 2011, the Company amortized $58,481 and $73,209 of the discount to interest expense, respectively, using the effective interest method.

Advances from PWCO

In September of 2012, PWCO entered into a revolving loan agreement with Bridgewell Worldwide Limited in the amount of $2,000,000. The loan is personally guaranteed by the Company’s Director and Corporate Secretary, Keith Morlock and Director and Chief Executive Officer, Robert Glaser but not by the Company. In connection with the pending transaction with PWCO see Note 1, the Company has been advanced funds from PWCO to cover payables and the cost of constructing the Cartwright Well project in Cartwright, North Dakota. These advances do not bear interest. The Company does not have any obligation to the amounts borrowed by PWCO from Bridgewell Worldwide Limited other than to the extent proceeds are received by or paid on behalf of the Company. As of September 30, 2012, the amount due on these advances were $721,403 and is classified as current in the accompanying balance sheet. If the Project Finance Transaction is approved this liability would be assumed by PWCO. If the Project Finance Transaction is not approved, the APA provides a remediation clause effective the date of the shareholders meeting.

Note 7 – Stockholders’ Deficit

On March 27, 2012, the Company granted common stock to three board members which vest over a twenty-four (24) month period, starting April 1, 2012 and then the first of each quarter thereafter (ending January 1, 2014). Under the agreement, the Company agreed to issue a total of 450,000 shares of common stock valued at $585,000 on the date of the grant, with the first tranche of 56,250 being issued in April 2012, second tranche of 56,250 being issued in July 2012, and third tranche of 56,250 being issued in October 2012. During the three and six months ended September 30, 2012, the Company recorded compensation expense of $73,125 and $146,250, respectively, within general and administrative expense. The Company will record stock based compensation per quarter of approximately $73,125 through December 31, 2013.

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

Note 8 – Options and Warrants

On June 13, 2012, the Board of Directors of the Company via unanimous written consent re-priced all of the stock options outstanding under our non-statutory stock options under the Corporation’s 2006, 2007 and 2010 incentive and non-statutory stock option plans at $0.36 per share of common stock of the Company. The Board of Directors re-priced such stock options to keep such employees and consultants who were granted options incentivized. The re-pricing resulted in additional stock compensation expense recorded in general and administrative expense in the statement of operations for the six months ended September 30, 2012 of $6,453.

Stock compensation expense, excluding items disclosed above, recorded in general and administrative expense in the statements of operations for the three months ended September 30, 2012 and 2011 was $76,691 and $51,563, respectively. Stock compensation expense, excluding items disclosed above, recorded in general and administrative expense in the statements of operations for the six months ended September 30, 2012 and 2011 was $153,382 and $174,383, respectively.

The following is a summary of activity of outstanding stock option activity for the six months ended September 30, 2012:

Number of Shares
Balance, March 31, 2012	865,000
Options granted	–
Options exercised	–
Options cancelled or forfeited	(36,667)

Balance, September 30, 2012	828,333

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

Warrants

The Company has 376,068 common stock purchase warrants in which are considered derivative liabilities due to reset provisions included within the agreements. Accordingly, these warrants are recorded as liabilities at fair value at each reporting date. Currently, these warrants have an exercise price of $11.70 and expire in May of 2013; however, these warrants have exercise price reset features in the event the Company issues common stock below the exercise price of the warrants.  During the six months ended September 30, 2012, the Company recorded gain of $115,409 for the change in fair value of the warrant liability. As of September 30, 2012, the warrant liability was $4,437.

The following is a summary of activity of outstanding common stock warrants for the six months ended September 30, 2012:

Number Of Shares

Balance, March 31, 2012	2,005,502
Warrants granted	–
Warrants exercised	–
Warrants cancelled or forfeited	(26,667)
Balance, September 30, 2012	1,978,835

Note 9 – Commitments and Contingencies

Manufacturing and Engineering Agreement

In January 2012, Pro Water Colorado entered into a manufacturing and engineering agreement to build part of the Centerline SWD System facility for $1,770,000. To start the process 35% was paid, a second payment of 30% was paid after major components are delivered to the manufacturer. The balance of 35% is due when their portion of the facility is completed and shipped to the Cartwright Well project. As of September 30, 2012, $1,150,908 was recorded as construction in progress in property and equipment on the accompanying balance sheet.

Legal Proceedings

Previous Consultant Complaint

On April 27, 2012, a Complaint was filed against the Company by a previous consultant, as Case No. 30-2012-00565519 in the Orange County Superior Court.  The main contention of the Complaint is that there was an alleged breach of a consulting agreement that was entered into by us in which the plaintiff claims to have damages.  As of September 30, 2012, the Company had amounts in accounts payable in excess of any remote potential estimated liability.

Note 10 – Segment Information

The Company reports information about operating segments, as well as disclosures about products and services and major customers. Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance. Management has determined that the water disposal operations of SWD (“Pro Water”) and the operations of SET Corp (“SET Corp”) should be disclosed separately as management reviews financial statements for these entities separately and makes decisions independently of the other entities included within the Company’s financial statements. All intercompany transactions between the reportable segments are eliminated upon consolidation of the Company. At September 30, 2012, the Pro Water segment is the only revenue producing segment; see revenue recognition policy within the Company’s Form 10-K for how revenues are recorded. As of September 30, 2012, the Company operates in one geographic area.

The Company evaluates the performance of its segments based on net income (loss) from continuing operations. Certain income and charges are not allocated to segments in the Company’s management reports because they are not considered in evaluating the segments’ operating performance. The following is a summary of information about profit or loss and assets by segment:

	For the Three Months Ended			For the Three Months Ended
	September 30, 2012			September 30, 2011
	Pro Water	SETCORP	Total	Pro Water	SETCORP	Total
Revenues	$899,491	$–	$899,491	$1,101,693	$–	$1,101,693
Cost of revenues	303,428	–	303,428	455,214	–	455,214

Gross profit	596,063	–	596,063	646,479	–	646,479

Operating expenses:
General and administrative	128,352	400,928	529,280	85,802	261,949	347,751
Research and development	–	–	–	–	99,144	99,144
Total operating expenses	128,352	400,928	529,280	85,802	361,093	446,895

Operating income (loss)	467,711	(400,928)	66,783	560,677	(361,093)	199,584
Other income (expense):
Interest income	669	84	753	17	4	21
Interest expense	(44,979)	(6,069)	(51,048)	(26,264)	(47,990)	(74,254)
Change in fair value of derivative liability	–	30,260	30,260	–	(179,609)	(179,609)
Other, net	–	–	–	–	45,079	45,079
Total other income (expense)	(44,310)	24,275	(20,035)	(26,247)	(182,516)	(208,763)

Income (loss) before provision for income taxes	423,401	(376,653)	46,748	534,430	(543,609)	(9,179)

Provision for income taxes			80,000			–

Net loss from continuing operations			(33,252)			(9,179)

Net income (loss) from discontinued operations			–			(18)
Net income (loss)			$(33,252)			$(9,197)

	For the Six Months Ended			For the Six Months Ended
	September 30, 2012			September 30, 2011
	Pro Water	SETCORP	Total	Pro Water	SETCORP	Total
Revenues	$1,882,696	$–	$1,882,696	$2,344,705	$–	$2,344,705
Cost of revenues	581,342	–	581,342	860,312	–	860,312

Gross profit	1,301,354	–	1,301,354	1,484,393	–	1,484,393

Operating expenses:
General and administrative	252,998	964,850	1,217,848	178,515	621,225	799,740
Research and development	–	–	–	–	99,144	99,144
Total operating expenses	252,998	964,850	1,217,848	178,515	720,369	898,884

Operating income (loss)	1,048,356	(964,850)	83,506	1,305,878	(720,369)	585,509
Other income (expense):
Interest income	774	580	1,354	24	4	28
Interest expense	(92,961)	(13,046)	(106,007)	(85,953)	(74,529)	(160,482)
Change in fair value of derivative liability	–	115,409	115,409	–	(172,869)	(172,869)
Other, net	(27,721)	43,165	15,444	(1,795)	59,732	57,937
Total other income (expense)	(119,908)	146,108	26,200	(87,724)	(187,662)	(275,386)

Income (loss) before provision for income taxes	928,448	(818,742)	109,706	1,218,154	(908,031)	310,123

Provision for income taxes			138,000			–

Net income (loss) from continuing operations			(28,294)			310,123

Net income (loss) from discontinued operations			–			(194)
Net income (loss)			$(28,294)			$309,929

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

As of September 30, 2012, primarily all of the assets, with the exception of the SET Corp’s pending patents of $113,335 were within the Pro Water segment. All assets were located in the United States.

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

Products and Services

Our Blue Bench Class II Salt Water Disposal (“SWD”) well is operated in Duchesne, Utah by our wholly owned subsidiary Pro Water, LLC, a Utah limited liability company (“Pro Water Utah”). Disposal wells are one of the few, available methods for disposing Produced Water in that area.  Pro Water Utah’s Blue Bench Class II SWD well takes the Produced Water brought in from customers and converts that Produced Water into processed water which can be reused when drilling for oil and gas or alternatively safely injected into approved formations.

Through our wholly owned subsidiary ProWater, LLC, a Colorado limited liability company (“ProWater Colorado”), we began to construct two salt-water disposal wells utilizing the Centerline SWD technology.

ProWater Colorado has completed the drilling and production casing of the Cartwright Well project in Cartwright, North Dakota, and has partially completed the first stage drilling of the Williston Well project in Williston, North Dakota. Once completed, the Cartwright Well project and the Williston Well project will take in Produced Water (i.e., a byproduct when drilling for oil and gas). Once processed through the facility utilizing the Centerline SWD technology, Produced Water can be reused for drilling oil and gas or alternatively safely injected into approved formations thousands of feet from potential ground water zones.

With our falling stock price, our original plan for funding of the Cartwright Well project and the Williston Well project , and the further research and development of the Centerline SWD technology, was no longer feasible, and thus we were required to seek alternative funding to continue moving the aforementioned projects. To facilitate the completion of the Cartwright Well project, the Williston Well project, and to further research and develop of the Centerline SWD System, we entered into an Asset Purchase Agreement as described below, therefore funding the completion of the well projects and the further research and development of the Centerline SWD technology while vastly minimizing any shareholder dilution that would have resulted from the original funding plan.

On September 17, 2012, we entered into an Asset Purchase Agreement (the “APA”) with PWCO, LLC, a Colorado limited liability company (“PWCO”), an entity owned in part by two of our officers and directors, Keith Morlock and Robert Glaser. Pursuant to the terms of the APA, we would contribute the partially completed assets of the Cartwright Well project, the Williston Well project, and the Centerline SWD Technology (the Cartwright Well project, the Williston Well project, and the Centerline SWD System shall collectively be referred to herein as the “Projects”) to PWCO in exchange for 35% ownership in PWCO. PWCO become responsible for the assumption of all of the debt of the Projects and the completion of the Projects, including but not limited to the building of the wells and the registration of intellectual property.

PWCO has since facilitated the completion of the Cartwright Well project by funding the ongoing construction as per the APA. Therefore, to finance the Projects, in September of 2012, PWCO entered into a revolving loan agreement with Bridgewell Worldwide Limited in the amount of $2,000,000. For the first six months of the revolving loan, payments shall be interest only. The loan is personally guaranteed by Keith Morlock, a Director and our Corporate Secretary, and Robert Glaser, a Director and our Chief Executive Officer, and not the Company.

The Cartwright Well project is currently being field tested, and thus is anticipated to be operational by November 15, 2012. At that point, the Cartwright Well project, will be in a soft startup mode with production ramping up over the next few months. Site preparation and construction of the Williston Well pad and foundations with the expectation of the module system, which utilizes the Centerline SWD technology, shall arrive by the end of February of 2013. Therefore, the completed Williston Well is anticipated to be online 30-60 days after the module system utilizing the Centerline SWD technology arrives on-site.

Our MultiGen and DynIX™ intellectual property is owned by our wholly owned subsidiary SET IP Holdings LLC; a Utah limited liability company (“SET IP”). Through SET IP, we license our MultiGen technology, which is an integrated solution that uses natural gas, biogas, diesel or other fuels to power a micro-turbine that in turn powers a chiller running our patent-pending air conditioning/water-from-air generation unit. We also license through SET IP, our patented DynIX™ wastewater treatment technology which is based on an Ion-exchange process for the treatment and reclamation of Produced Water. The sales of the DynIX™ wastewater treatment technology are currently minimized due to the ongoing slump in the natural gas prices; the MultiGen technology has been installed in a government Education Institution in New South Wales Australia. The Air handler / water maker is now running successfully and the final commissioning of the Capstone Micro-Turbine is scheduled for December of 2012. This is a real milestone for SET Corp and World Environmental Solutions (WES) who have strived to get this first system on line.

Results of Operations for the Three Months Ended September 30, 2012 and 2011

The following table summarizes the results of continuing operations amounts of the Company for the periods and dates shown:

	For the Three Months Ended September 30,
	2012	2011
Combined Statement of Operations Data:
Revenue	$899,491	$1,101,693
Cost of revenue	303,428	455,214
Operating expenses	529,280	446,895
Operating income	66,783	199,584
Other expense	(20,035)	(208,763)
Income (loss) from continuing operations	46,748	(9,179)
Net loss	$(33,252)	$(9,197)

Revenues decreased $202,202 or 18%, for the three months ended September 30, 2012 compared to the corresponding period of the prior year. This decrease is based upon management’s decision to reduce its volume intake to maximize the wells longevity. The long term effect of utilizing the wells maximum capacity would create additional capital investment and maintenance costs that outweigh the benefits to short term revenue gains. The well is currently averaging over 7,000 BPD which is greater than the original forecast projected. The Company’s largest customer accounted for 87% of revenue compared to 78% for the corresponding prior period.

Cost of revenue decreased $151,786 or 33%, for the three months ended September 30, 2012 compared to the corresponding period of the prior year. As a percentage of revenues, cost of revenue was 34% compared to 41% in the prior year period. Items included within cost of revenues represent labor, depreciation and amortization, equipment rental, supplies, utilities, repair and maintenance. Principal factors contributing to the decrease in cost of revenue included a decrease in variable expenditures such as rental equipment and repair and maintenance due to the decrease in barrels produced. Payroll related costs are primarily fixed due to the minimal staffing required to monitor the facility and thus do not fluctuate significantly from period to period.

Total operating expenses increased $82,385 or 18% for the three months ended September 30, 2012 compared to the corresponding period of the prior year due to traveling and administrative costs related to the previously disclosed pending acquisition that was cancelled and approximately $148,000 increase in stock based compensation due to options and shares issued for services. Operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, depreciation and amortization, legal expense, information systems expense, product marketing, and sales expense.  Expenditures included approximately $200,000 for stock based compensation, $116,000 in professional fees, $116,000 in salaries and wages, and general corporate expenditures for the Company for rent, utilities, etc in which were not present in the previous comparable period.

Total other expense was $20,035 for the three months ended September 30, 2012 compared to expense of $208,763 for the corresponding prior period due to a decrease in the change in fair value of derivative liability. Other income (expense) includes interest income, interest expense, change in fair value of derivative liability, and gain on settlement of payables and accrued liabilities. The other expense during the current period was primarily related to $30,260 to the change in fair value of derivative liability.

Provision for income taxes increased $80,000 or 100% for the three months ended September 30, 2012 compared to the corresponding period of the prior year due to use of deferred tax assets compared to the previous period presented in which there was a full valuation allowance on deferred tax assets.

Segment Results for the Three Months Ended September 30, 2012 and 2011

The following should be read in conjunction with the quarterly financial results of fiscal 2012 for each reporting segment. See “Notes to Consolidated Financial Statements, Note 10 — Segment Information.” The Company evaluates the performance of its segments based on net loss from continuing operations. Certain income and charges are not allocated to segments in the Company’s management reports because they are not considered in evaluating the segments’ operating performance. The following is a summary of information about profit or loss by segment:

	For the Three Months Ended			For the Three Months Ended
	September 30, 2012			September 30, 2011
	Pro Water	SETCORP	Total	Pro Water	SETCORP	Total
Revenues	$899,491	$–	$899,491	$1,101,693	$–	$1,101,693
Cost of revenues	303,428	–	303,428	455,214	–	455,214

Gross profit	596,063	–	596,063	646,479	–	646,479

Operating expenses:
General and administrative	128,352	400,928	529,280	85,802	261,949	347,751
Research and development	–	–	–	–	99,144	99,144
Total operating expenses	128,352	400,928	529,280	85,802	361,093	446,895

Operating income (loss)	467,711	(400,928)	66,783	560,677	(361,093)	199,584
Other income (expense):
Interest income	669	84	753	17	4	21
Interest expense	(44,979)	(6,069)	(51,048)	(26,264)	(47,990)	(74,254)
Change in fair value of derivative liability	–	30,260	30,260	–	(179,609)	(179,609)
Other, net	–	–	–	–	45,079	45,079
Total other income (expense)	(44,310)	24,275	(20,035)	(26,247)	(182,516)	(208,763)

Income (loss) before provision for income taxes	423,401	(376,653)	46,748	534,430	(543,609)	(9,179)

Provision for income taxes			80,000			–

Net loss from continuing operations			(33,252)			(9,179)

Net income (loss) from discontinued operations			–			(18)
Net income (loss)			$(33,252)			$(9,197)

Pro Water

All revenues and cost of revenues are associated with the Pro Water segment. See explanation above regarding changes in revenues and cost of revenues.

Total operating expenses increased $42,550 or 50% for the three months ended September 30, 2012 compared to the prior period presented due to the increase in management and administrative costs of the Company as discussed above. Also as a result, as a percentage of revenue, operating expenses increased from 8% to 14% .

Total other expense increased $18,063 or 69% for the three months ended September 30, 2012 compared to the prior period presented due to an increase in financing activities. Other income (expense) includes interest income and interest expense. The increase during the current period was primarily related to approximately $28,000 of amortization expense related to the beneficial conversion feature allocated to Pro Water in connection with the $2.0 million note payable to the former shareholder of Pro Water.

SET Corp

There is no revenue generated by this segment for any of the periods presented.

Total operating expenses for the three months ended September 30, 2012 increased $39,835 compared to the prior period presented due to increased operations. Operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, depreciation and amortization, legal expense, information systems expense, product marketing, sales expense and research and development expenses.  Expenditures included approximately $175,000 for stock based compensation, $62,000 in professional fees, $62,000 in salaries and wages, and general corporate expenditures for SET Corp for rent, utilities, etc.

Total other income for the three months ended September 30, 2012 increased $206,791 compared to the prior period presented due to a decrease in financing activities. Other income was the result of financing activities. Other income (expense) includes interest expense, change in fair value of derivative liability, and other.

Results of Operations for The Six Months Ended September 30, 2012 And 2011

The following table summarizes the results of continuing operations amounts of the Company for the periods and dates shown:

	For the Six Months Ended September 30,
	2012	2011
Combined Statement of Operations Data:
Revenue	$1,882,696	$2,344,705
Cost of revenue	581,342	860,312
Operating expenses	1,217,848	898,884
Operating income	83,506	585,509
Other income (expense)	26,200	(275,386)
Income from continuing operations	109,706	310,123
Net income (loss)	$(28,294)	$309,929

Revenues decreased $462,009 or 20%, for the six months ended September 30, 2012 compared to the corresponding period of the prior year. This decrease is based upon management’s decision to reduce its volume intake to maximize the wells longevity. The long term effect of utilizing the wells maximum capacity would create additional capital investment and maintenance costs that outweigh the benefits to short term revenue gains. The well is currently averaging over 7,000 BPD which is greater than the original forecast projected. The Company’s largest customer accounted for 82% of revenue compared to 78% for the corresponding prior period.

Cost of revenue decreased $278,970 or 32%, for the six months ended September 30, 2012 compared to the corresponding period of the prior year. As a percentage of revenues, cost of revenue was 31% compared to 37% in the prior year period. Items included within cost of revenues represent labor, depreciation and amortization, equipment rental, supplies, utilities, repair and maintenance. Principal factors contributing to the decrease in cost of revenue included a decrease in variable expenditures such as rental equipment and repair and maintenance due to the decrease in barrels produced. Payroll related costs are primarily fixed due to the minimal staffing required to monitor the facility and thus do not fluctuate significantly from period to period.

Total operating expenses increased $318,964 or 35% for the six months ended September 30, 2012 compared to the corresponding period of the prior year due to traveling and administrative costs related to the previously disclosed pending acquisition that was cancelled and approximately $285,000 increase in stock based compensation due to options and shares issued for services. Operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, depreciation and amortization, legal expense, information systems expense, product marketing, and sales expense.  Expenditures included approximately $460,000 for stock based compensation, $166,000 in professional fees, $271,000 in salaries and wages, and general corporate expenditures for the Company for rent, utilities, etc in which were not present in the previous comparable period.

Total other income was $26,200 for the six months ended September 30, 2012 compared to expense of $275,386 for the corresponding prior period due to a decrease in financing activities. Other income (expense) includes interest income, interest expense, change in fair value of derivative liability, and gain on settlement of payables and accrued liabilities. The other income during the current period was primarily related to $115,409 to the change in fair value of derivative liability.

Provision for income taxes increased $138,000 or 100% for the six months ended September 30, 2012 compared to the corresponding period of the prior year due to use of deferred tax assets compared to the previous period presented in which there was a full valuation allowance on deferred tax assets.

Segment Results for the Six Months Ended September 30, 2012 and 2011

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

	For the Six Months Ended			For the Six Months Ended
	September 30, 2012			September 30, 2011
	Pro Water	SETCORP	Total	Pro Water	SETCORP	Total
Revenues	$1,882,696	$–	$1,882,696	$2,344,705	$–	$2,344,705
Cost of revenues	581,342	–	581,342	860,312	–	860,312

Gross profit	1,301,354	–	1,301,354	1,484,393	–	1,484,393

Operating expenses:
General and administrative	252,998	964,850	1,217,848	178,515	621,225	799,740
Research and development	–	–	–	–	99,144	99,144
Total operating expenses	252,998	964,850	1,217,848	178,515	720,369	898,884

Operating income (loss)	1,048,356	(964,850)	83,506	1,305,878	(720,369)	585,509
Other income (expense):
Interest income	774	580	1,354	24	4	28
Interest expense	(92,961)	(13,046)	(106,007)	(85,953)	(74,529)	(160,482)
Change in fair value of derivative liability	–	115,409	115,409	–	(172,869)	(172,869)
Other, net	(27,721)	43,165	15,444	(1,795)	59,732	57,937
Total other income (expense)	(119,908)	146,108	26,200	(87,724)	(187,662)	(275,386)

Income (loss) before provision for income taxes	928,448	(818,742)	109,706	1,218,154	(908,031)	310,123

Provision for income taxes			138,000			–

Net income (loss) from continuing operations			(28,294)			310,123

Net income (loss) from discontinued operations			–			(194)
Net income (loss)			$(28,294)			$309,929

Pro Water

All revenues and cost of revenues are associated with the Pro Water segment. See explanation above regarding changes in revenues and cost of revenues.

Total operating expenses increased $74,483 or 42% for the six months ended September 30, 2012 compared to the prior period presented due to the increase in management and administrative costs of the Company as discussed above. Also as a result, as a percentage of revenue, operating expenses increased from 8% to 13%.

Total other expense increased $32,184 or 37% for the six months ended September 30, 2012 compared to the prior period presented due to an increase in financing activities. Other income (expense) includes interest income and interest expense. The increase during the current period was primarily related to approximately $58,000 of amortization expense related to the beneficial conversion feature allocated to Pro Water in connection with the $2.0 million note payable to the former shareholder of Pro Water.

SET Corp

There is no revenue generated by this segment for any of the periods presented.

Total operating expenses for the six months ended September 30, 2012 increased $244,481 compared to the prior period presented due to increased operations. Operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, depreciation and amortization, legal expense, information systems expense, product marketing, sales expense and research and development expenses.  Expenditures included approximately $411,000 for stock based compensation, $165,000 in professional fees, $109,000 in salaries and wages, and general corporate expenditures for SET Corp for rent, utilities, etc.

Total other income for the six months ended September 30, 2012 increased $333,770 compared to the prior period presented due to a decrease in financing activities. Other income was the result of financing activities. Other income (expense) includes interest expense, change in fair value of derivative liability, and other.

Liquidity and Capital Resources

As shown in the accompanying consolidated financial statements, during the six months ended September 30, 2012, the Company generated operating income from continuing operations before income taxes of $109,706.  As of September 30, 2012, we had working capital deficit of $2,114,490.  In addition, the Company’s operations are primarily concentrated with one customer which represented 82% of total revenues during the six months ended September 30, 2012.  During the six months ended September 30, 2012, the Company generated positive cash flows from operations of $952,366. During the six months ended September 30, 2012, the Company funded operations through cash flows generated from the Pro Water segment. In fiscal 2013, the Company intends to fund operations and pay down liabilities through cash on hand and the positive cash flow being generated by the Pro Water segment. In addition, the Company intends to continue to negotiate the settlement of liabilities.

PWCO has since facilitated the completion of the Cartwright Well project by funding the ongoing construction as per the APA as noted above. Therefore, to finance the Projects, in September of 2012, PWCO entered into a revolving loan agreement with Bridgewell Worldwide Limited in the amount of $2,000,000. As of the date of this Report, the Cartwright Well project is being field tested, and thus is anticipated to be operational by November 15, 2012. At that point, the Cartwright Well project, will be in a soft startup mode with production ramping up over the next few months. Site preparation and construction of the Williston Well pad and foundations with the expectation of the module system, which utilizes the Centerline SWD technology, shall arrive by the end of February of 2013. Therefore, the Williston Well project should be online 30-60 days after the module system utilizing the Centerline SWD technology arrives on-site. If approved by the shareholders, PWCO will then secure subsequent project finance investment capital of up to $6,000,000 to complete the Cartwright Well project and Williston Well project and to further research and develop the Centerline SWD System.

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

Operating Activities

Cash provided by operating activities during the six months ended September 30, 2012 and 2011 were $952,366 and $598,739, respectively.  In 2012, this was the result of a net loss of $28,294 offset by non-cash and non-operating items (depreciation, stock-based compensation, change in fair value of warrant liability, gain on settlement of accounts payable, and interest expense from the amortization of debt discounts) totaling $628,442 and net cash provided by the change in current assets and liabilities of $352,218. In 2011, the usage of cash was primarily due to the increase in our operations which caused assets such as accounts receivable to increase. In addition, we have made an effort to decrease our accounts payable.

Investing Activities

Cash used in investing activities during the six months ended September 30, 2012 and 2011 were $3,171,124 and $126,525, respectively. In 2012, the primary investing activity was purchases of fixed assets related to the Cartwright ND injection well of $3,171,124. In 2011, significant expenditures were made by the Company to automate, winterize and add additional stations to the injection well for increased production.

Financing Activities

Financing cash flows provided in the six months ended September 30, 2012 amounted to $497,412 and consisted of proceeds from a related party note payable of $721,403, payments of $175,449 on a related party convertible note payable, and $48,542 of payments on notes payable. In the 2011 period, $236,489 was used in financing activities and consisted of payments on related party convertible note payable of $169,709 and payments on notes payable of $66,780.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and Principal Accounting & Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were effective as of September 30, 2012 and that they do allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On or about April 27, 2012, a Complaint was filed against the Company by a previous consultant, as Case No. 30-2012-00565519 in the Orange County Superior Court.  The main contention of the Complaint is that there was an alleged breach of a consulting agreement that was entered into by SETS in which the plaintiff claims to have damages.

A demurrer was filed on or about June 12, 2012 by SETS as to several of the causes of action. However, before the hearing on that demurrer, the plaintiff conceded to its merit and voluntarily filed a First Amended Complaint.   The new complaint added Mr. Robert Glaser, our CEO, as a defendant.  SETS then filed separate demurrers on behalf of the Company and Mr. Glaser and moved to strike punitive damages, injunctive relief and the request for attorney fees.   The demurrers were sustained with leave to amend certain causes of action and without leave to amend others, and the motion to strike was granted in its entirety. The plaintiff filed a Second Amended Complaint on or about October 12, 2012.

On or about October 26, 2012, the court set the trial date for Monday, August 12, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

This item is not applicable.

Item 5. Other Information

On September 19, 2012, we filed a Form 8-K with the SEC to report that our Board of Directors voted in favor of us entering into an Asset Purchase Agreement on September 17, 2012 (the “APA”) with PWCO, LLC, a Colorado limited liability company (“PWCO”), an entity owned in part by two of our officers and directors, Keith Morlock and Robert Glaser.

Pursuant to the terms of the APA, we shall contribute the assets of our partially developed Cartwright Well project in Cartwright, North Dakota, our exploratory stage Williston Well project in Williston, North Dakota, and our Cartwright Well project Centerline SWD Technology (the Cartwright Well project, the Williston Well project, and the Centerline SWD System shall collectively be referred to herein as the “Projects”) to PWCO in exchange for 35% ownership in PWCO. PWCO will then be responsible for the assumption of all of the debt of the Projects and the completion of the Projects, including but not limited to building of the wells and the registration of intellectual property.

On September 27, 2012, we filed a preliminary Schedule 14a with the SEC, which included a notice of our Annual Meeting for the fiscal year ended March 31, 2012, and a proxy statement, for the shareholders at the meeting to act upon electing three members to the Board of Directors, the authorization of the APA and the associated Project Finance Transaction, the approval of the Amended and Restated Articles, the ratification of the Amended and Restated Bylaws, and the appointment of dbbmckennon for 2013. However, during the 10-day review period, the SEC notified us that they would be providing us with comments to the Schedule 14a.

On October 26, 2012, we filed the Amendment No. 1 to the Schedule 14a with the SEC to include pro forma financial statements, to update the filing with an Amendment No. 1 to the Asset Purchase Agreement to change the date of our meeting to be “on or about November 2, 2012”, and to more fully describe the amendments to the Bylaws.

As of the date of this filing, subsequent to September 30, 2012, PWCO has paid out an additional $668,838.47 to vendors for the building of the Cartwright Well project and the Williston Well project. In addition, the SEC has given us notice that they no longer have any additional comments. Therefore, the Board of Directors will be re-setting the record date and the date of the Annual Meeting as soon as we can secure a location.

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

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION

Dated: November 14, 2012	/s/ Robert Glaser
Robert Glaser
Chief Executive Officer

Dated: November 14, 2012	/s/ Cynthia Glaser
Cynthia Glaser
Chief Financial and Accounting Officer

