Form 10-Q
period 2012-12-31
Sustainable Environmental Technologies Corp
filed 2013-02-19
CIK 932136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of February 18, 2013, there were 17,120,358 shares of the registrant’s common stock issued and outstanding.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	As of December 31,	As of March 31,
	2012	2012
Assets
Current assets:
Cash and cash equivalents	$104,008	$1,913,727
Accounts receivable, net of allowance for doubtful accounts of $6,000 and $6,000, respectively	361,495	300,112
Prepaids and other current assets	114,585	39,383
Deferred tax assets	117,126	117,126
Total current assets	697,214	2,370,348

Property and equipment, net	8,816,948	2,153,374
Other assets	80,230	699,950
Intangible assets, net	219,201	248,443
Goodwill	66,188	66,188
Deferred tax assets, long-term	976,964	1,116,964

Total Assets	$10,856,745	$6,655,267

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,488,897	$284,488
Accrued salaries, wages, and related party consulting fees	96,753	134,235
Accrued liabilities	143,443	178,086
Income taxes payable	67,200	59,200
Related party convertible notes payable, net of discount of $85,949 and $109,318, respectively	282,930	246,012
Notes payable	77,415	124,577
Total current liabilities	3,156,638	1,026,598

Related party convertible notes payable, long-term, net of discount of $72,494 and $133,992, respectively	863,293	1,080,172
Notes payable - related party	2,000,000	–
Warrant liability	–	119,846
Asset retirement obligation	9,900	9,900
Total liabilities	6,029,831	2,236,516

Commitments and Contingencies

SETS Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 4,582,827 issued at December 31, 2012 and March 31, 2012, none outstanding	–	–
Common stock, $0.001 par value, 100,000,000 shares authorized;17,082,858 and 16,458,524 issued and outstanding at December 31, 2012 and March 31, 2012, respectively	17,083	16,458
Additional paid-in capital	7,201,695	6,414,670
Accumulated deficit	(2,380,938)	(2,012,377)
Total SETS stockholders' equity	4,837,840	4,418,751
Noncontrolling interests	(10,926)	–
Total stockholders' equity	4,826,914	4,418,751

Total Liabilities and Stockholders' Equity	$10,856,745	$6,655,267

The accompanying notes are an integral part of these consolidated financial statements.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2012	2011	2012	2011
Revenues:
Water processing	$777,216	$804,999	$2,369,617	$2,665,154
Reclaimed oil	113,262	131,160	403,557	615,710
Total revenues	890,478	936,159	2,773,174	3,280,864

Cost of revenues:
Water processing	346,621	372,405	844,686	1,086,319
Reclaimed oil	50,588	40,883	133,865	187,281
Total cost of revenues	397,209	413,288	978,551	1,273,600

Gross profit	493,269	522,871	1,794,623	2,007,264

Operating expenses:
General and administrative	836,445	492,654	2,054,293	1,292,394
Research and development	–	26,148	–	125,292
Total operating expenses	836,445	518,802	2,054,293	1,417,686

Operating income (loss)	(343,176)	4,069	(259,670)	589,578

Other income (expense):
Interest income	138	82	1,492	110
Interest expense	(47,285)	(70,089)	(153,292)	(230,571)
Change in fair value of derivative liability	4,437	228,018	119,846	55,149
Other, net	48,031	(32,234)	63,475	25,703
Total other income (expense), net	5,321	125,777	31,521	(149,609)

Income (loss) before provision for income taxes	(337,855)	129,846	(228,149)	439,969

Provision for income taxes	13,338	7,000	151,338	7,000

Net income (loss) from continuing operations	(351,193)	122,846	(379,487)	432,969

Net income (loss) from discontinued operations	–	–	–	(194)
Net income (loss) including noncontrolling interests	$(351,193)	$122,846	$(379,487)	$432,775
Less: Net loss from noncontrolling interests	10,926	–	10,926	–
Net income (loss) attributable to SETS	$(340,267)	$122,846	$(368,561)	$432,775

Basic and diluted net income (loss) per share:
Continuing operations	$(0.02)	$0.01	$(0.02)	$0.03
Discontinued operations	$–	–	$–	$(0.00)
Net income (loss)	$(0.02)	$0.01	$(0.02)	$0.03

Weighted average shares - basic	16,898,363	14,780,849	16,740,456	14,686,259
Weighted average shares - diluted	16,898,363	16,626,966	16,740,456	16,560,634

The accompanying notes are an integral part of these consolidated financial statements.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income (loss) including noncontrolling interest	$(379,487)	$432,775
Adjustments to reconcile net income (loss) including noncontrolling interest to net cash provided by operating activities:
Amortization of debt discounts related to beneficial conversion features and warrants	84,867	111,463
Deferred income tax provision	140,000	–
Loss on disposal of assets	27,820	6,534
Change in fair value of derivative liabilities	(119,846)	(55,149)
Depreciation and amortization	237,412	147,082
Stock-based compensation	787,650	413,694
Gain on settlement and extinguishment of accounts payable	(97,704)	(59,732)
Change in operating assets and liabilities:
Accounts receivable	(61,383)	(128,015)
Prepaid expenses	544,518	(54,433)
Accounts payable	61,625	(94,874)
Accrued liabilities	(17,587)	(119,295)
Income taxes payable	8,000	(25,023)
Net cash provided by operating activities	1,215,885	575,027

Cash flows from investing activities:
Purchase of property and equipment	(4,713,614)	(279,056)
Net cash used in investing activities	(4,713,614)	(279,056)

Cash flows from financing activities:
Proceeds from sale of common stock	–	500,000
Proceeds from related party note payable	2,000,000	–
Repurchase of common stock	–	(3,830)
Repurchase of stock options	–	(8,000)
Payments on related party convertible note payable	(264,828)	(198,408)
Payments on notes payable	(47,162)	(114,440)
Net cash provided by financing activities	1,688,010	175,322

Net increase (decrease) in cash	(1,809,719)	471,293
Cash - beginning of period	1,913,727	105,260
Cash - ending of period	$104,008	$576,553

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$62,322	$82,077
Income taxes	$3,338	$25,023

Non-cash investing and financing activities:
Purchase of property and equipment in accounts payable	$2,185,950	$–
Issuance of common stock in settlement of accounts payable and accrued liabilities	$–	$10,100
Issuance of convertible note, common stock, and warrants for cost investment and pending patents	$–	$140,000

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

On September 17, 2012, SET Corp entered into an Asset Purchase Agreement and amendments thereto with PWCO, LLC, a Colorado limited liability company (“PWCO”). In connection with the Asset Purchase Agreement, SETS transfered non-operational assets related to the Class II salt water disposal wells in Cartwright, North Dakota (the “Cartwright Well”) and Williston, North Dakota (the “Williston Well”) land leases in connection thereto, the Centerline salt water disposal “SWD” System and certain liabilities incurred for such in exchange for 35% of the total ownership of PWCO (collectively the “Project Finance Transaction(s)”). The final capitalization structure of PWCO would be 35% to SET Corp, 10% to Keith Morlock, 5% to Robert Glaser, 5% to Bridgewell Worldwide Limited, and 45% would be held in PWCO’s treasury for a pending $6.0 million investment by Cancen Private Co. or another qualified investor(s). As of December 21, 2012, the shareholders of SET Corp have approved the Asset Purchase Agreement, Amendment No. 1 to the Asset Purchase Agreement and the Project Finance Transaction.

The $6.0 million in capital which is anticipated to be raised for the Project Finance Transaction from Cancen Oil Processors, Inc., a corporation formed under the laws of Alberta, Cananda, or another qualified investor, has not yet been funded. Thus, the accounting method SET Corp expects after the funding of the Project Finance Transaction will be accounted for under the equity method as SET Corp will hold a 35% ownership in PWCO and have significant influence over that entity. However, because such funding has not been raised, the assets, liabilities, and 64% of the operating results of PWCO have been consolidated into the financial statements. Thus, after the Project Finance Transaction has been funded, the net fair value of the assets, less liabilities transferred, will be recorded as SET Corp's investment in PWCO. Currently, the cost of the assets and liabilities of the items expected to transfer represents fair value. The Company will record its share of gains and losses of PWCO venture through the statement of operations. As of December 31, 2012, SET Corp had an economic interest of 64% in PWCO. The remaining parties’ equity interest is reflected as noncontrolling interests in the Company’s consolidated financial statements outside of SETS equity. During the three months ended December 31, 2012 and 2011 and nine months ended December 31, 2012 and 2011, the Company recognized the noncontrolling interests of $10,926, $0, $10,926, and $0, respectively.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements and notes thereto for SET Corp for the year ended March 31, 2012 included in SET Corp’s Annual Report on Form 10-K. The consolidated financial statements for the three and nine months ended December 31, 2012 are not necessarily indicative of the results expected for the full year.

Management’s Plans

As shown in the accompanying consolidated financial statements, during the nine months ended December 31, 2012, the Company incurred loss before income taxes of $228,149. As of December 31, 2012, we had a working capital deficit of $2,459,424. In addition, the Company’s operations are primarily concentrated with one customer which represented 83% of total revenues during the nine months ended December 31, 2012. During the nine months ended December 31, 2012, the Company generated positive cash flows from operations of $1,215,885, largely due to $2,488,897 in accounts payable. During the nine months ended December 31, 2012, the Company funded operations through cash flows generated from the Pro Water segment. In fiscal 2014, the Company intends to fund operations and pay down liabilities through cash on hand and the positive cash flow being generated by the Pro Water segment. In addition, the Company intends to pay down accounts payable once capital is raised for the project finance transaction and negotiate the settlement of liabilities.

PWCO has since facilitated the completion of the Cartwright Well project by funding the ongoing construction as per the APA as noted above. Therefore, to finance the Projects, in September of 2012, PWCO entered into a revolving loan agreement with Bridgewell Worldwide Limited in the amount of $2,000,000. The Cartwright Well became operational in November 2012. The Cartwright Well project is in a soft startup mode with production ramping up over the next few months. Site preparation and construction of the Williston Well pad and foundations with the expectation of the module system, which utilizes the Centerline SWD technology, shall arrive in early summer 2013. Therefore, the Williston Well project should be online 30-60 days after the module system utilizing the Centerline SWD technology arrives on-site. PWCO plans to secure subsequent project finance investment capital of up to $6,000,000 to complete the Cartwright Well project and Williston Well project and to further research and develop the Centerline SWD System.

If current and projected revenue growth does not meet our estimates and/or PWCO does not receive the anticipated $6,000,000 in investment capital, we may choose to raise additional capital through debt and/or equity transactions, renegotiate current convertible debt obligations, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation. Currently, the Company does not have any commitments or assurances for additional capital nor can the Company provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations. The Company believes its plans will enable the Company to continue for a period in excess of one year from the date of the most recent balance sheet.

Consolidation

The consolidated financial statements include the assets, liabilities and operating results of the Company and its wholly-owned subsidiaries, Pro Water, LLC, a Utah limited liability company ("Pro Water Utah"), ProWater, LLC, a Colorado limited liability company ("Pro Water Colorado"), and SET IP Holdings LLC, a Utah limited liability company ("Set IP"), after elimination of all material inter-company accounts and transactions. OC Energy and balances related to the Company’s former wastewater treatment plant are classified as discontinued operations. Also consolidated into the financial statements are the assets, liabilities, and operating results of PWCO because as of the date of this filing the Project Finance Transaction has not been funded by Cancen Oil Processors, Inc., or another qualified investor(s). To satisfy the funding conditions of Cancen, additional paperwork is required. We are currently finalizing these documents so they can be submitted. The funding by Cancen is anticipated within 45 days of presenting the final paperwork to them.

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012 and March 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaids, accounts payable, accrued liabilities, notes payable, and convertible notes payable. Fair values for these items were assumed to approximate carrying values because of their short term nature or because they are payable on demand.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at December 31, 2012:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$104,008	$–	$–	$104,008
Total assets measured at fair value	$104,008	$–	$–	$104,008

Liabilities
Derivative instruments	$–	$–	$–	$–
Total liabilities measured at fair value	$–	$–	$–	$–

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

Customer

The geographic locations of the injection wells is a direct factor with relation to the radius of customers’ wells that can be economically serviced. While there are several key factors to obtaining new business, the ratio of available business per customer is based solely on the number of wells the customer has within the serviceable radius of the injection well. As new gas wells are developed within the serviceable radius of the well, the ratio of customers to percentage of business will decrease. Until new wells are developed, the expected customer to business ratio is not expected to change. During the nine months ended December 31, 2012, the Company had one (1) customer that accounted for approximately 83% of its revenue and two (2) customers that accounted for 81% of its accounts receivable at December 31, 2012. During the nine months ended December 31, 2011, the Company had two (2) customers that accounted for approximately 98% of its revenue and one (1) customer that accounted for 97% of its accounts receivable at December 31, 2011. The loss of our injection well customers would have a significant impact on the Company’s financial results. In addition, we are selling our reclaimed oil to two customers. If there was an issue with these customers, we have additional oil customers that would potentially take this position.

Geography

During the nine months ended December 31, 2012 and 2011, 98% and 100% of the Company’s revenue was generated in Utah, respectively. As of December 31, 2012 and 2011, 87% and 100% of the Company’s accounts receivable was generated in Utah, respectively, with the remaining accounts receivable generated in North Dakota during the nine months ended December 31, 2012.

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

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive for the three and nine months ended December 31, 2012:

	Three Months Ended December 31, 2012	Nine Months Ended December 31, 2012

Common stock options	155,428	532,401
Common stock warrants	–	–
Convertible notes	1,368,222	1,368,222
Totals	1,523,650	1,900,623

The Company excluded 1,961,668 warrants from the computation for the three and nine months ended December 31, 2012, respectively, as their exercise prices were in excess of the average closing market price of the Company’s common stock.

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

Note 3 – Intangible Assets

Customer Relationships

During the nine months ended December 31, 2012 and 2011, the Company recorded amortization expense to cost of goods sold related to the customer relationship of $21,742 and $21,742, respectively. The net carrying value of the customer relationship as of December 31, 2012 was $108,366.

Pending Patents

In connection with the pending patents acquired from WES, the Company is amortizing the value of the patents over an estimated life of 15 years, which is the approximate remaining life and projected cash flows of the pending patents. During the nine months ended December 31, 2012 and 2011, the Company amortized $7,500 and $9,666, respectively, which is included in general and administrative expense. At December 31, 2012, the net carrying value of the pending patents was $110,835. As of December 31 2012, none of the contingent consideration under the WES Agreement had been triggered.

Note 4 – Property and Equipment

Property and equipment as of December 31, 2012 and March 31, 2012 consisted of the following:

	December 31, 2012	March 31, 2012
Injection well	$3,683,838	$613,976
Machinery and equipment	3,982,063	1,623,596
Construction in progress	1,497,790	71,476
Buildings	7,500	7,500
Land	51,000	51,000
Office equipment, computer software, and furniture and fixtures	51,280	36,465
Accumulated depreciation	(456,523)	(250,639)
Total	$8,816,948	$2,153,374

During the nine months ended December 31, 2012 and 2011, the Company recorded depreciation expense of $208,170 and $115,674, and capitalized interest of $30,000 and $0, respectively.

Note 5 – Certain Balance Sheet Elements

Accrued Liabilities

At December 31, 2012 and March 31, 2012, the Company had accrued liabilities as follows:

	September 30, 2012	March 31, 2012

Accrued interest	$75,374	$39,271
Royalty payable	52,337	61,995
Other	15,732	76,820
Total	$143,443	$178,086

Note 6 – Notes Payable

MOU Note Payable

The Company has a promissory note payable of $45,000 which was incurred in connection with a memorandum of understanding to purchase SET Corp’s discontinued water treatment plant. The note bears interest at 10% with a default rate of 18%. As of December 31, 2012, the note is in default and interest is being accrued at the default rate.

Yates Petroleum

In connection with cross complaint brought by Yates Petroleum ("Yates") against the Company, the Company entered into an agreement dated November 30, 2010 which requires that the Company pay a total of $175,000, incurring interest at 10% per annum, payable in 24 equal payments. As of December 31, 2012, the note was paid off.

Related Party Convertible Note Payable to Metropolitan Real Estate LLC

On July 1, 2010, in connection with the acquisition of PWU, the Company entered into a $2.0 million convertible note payable. Under the current terms of the convertible note payable, $1,600,000 of the note may be converted at $3.00 per share and $400,000 may be converted at $0.375 per share. The convertible note incurs interest at 5% per annum. The Company is to make 60 monthly payments of $35,478 commencing January 2011 and concluding December 2015, which was extended until April 2016 by the holder during the fiscal year ended March 31, 2012.

Since the conversion price of $0.375 related to $400,000 was significantly less than the fair value of the Company’s common stock per the closing market price, a beneficial conversion feature was present. The Company valued the beneficial conversion feature as of the date of the amended agreement in the amount of $696,000, and recorded the maximum discount allowed of $400,000 against the note. At December 31, 2012, the $158,443 unamortized discount on the note was allocated between short and long term based on the expected annual amortization of which $85,949 has been allocated to short-term portion with the remaining $72,494 allocated to long-term portion. During the nine months ended December 31, 2012 and 2011, the Company amortized $84,867 and $111,463 of the discount to interest expense, respectively, using the effective interest method.

Related Party Note Payable to Bridgewell Worldwide Limited

In September of 2012, PWCO entered into a revolving loan agreement with Bridgewell Worldwide Limited, of which Grant King is as an officer and owner of, in the amount of $2,000,000. The note incurs interest at 5% per annum and is due in full in September 2014. The loan is personally guaranteed by the Company’s former Director and Corporate Secretary, Keith Morlock and Director and Chief Executive Officer, Robert Glaser but not by the Company. In connection with the pending Project Finance Transaction with PWCO (see Note 1), the Company has been advanced funds from PWCO to cover payables and the cost of constructing the Cartwright Well. These advances do not bear interest. The Company does not have any obligation to the amounts borrowed by PWCO from Bridgewell Worldwide Limited other than to the extent proceeds are received by or paid on behalf of the Company. As of December 31, 2012, the amount due on these advances was $2,000,000 and is classified as long-term in the accompanying balance sheet. During the nine months ended December 31, 2012, the Company capitalized interest of $30,000 under property and equipment in the accompanying balance sheet. After the Project Finance Transaction is funded, the net fair value of the assets, less liabilities transferred, will be recorded as SET Corp's investment in PWCO.

Note 7 – Stockholders’ Deficit

On March 27, 2012, the Company granted common stock to three board members which vest over a twenty-four (24) month period, starting April 1, 2012 and then the first of each quarter thereafter (ending January 1, 2014). Under the agreement, the Company agreed to issue a total of 450,000 shares of common stock valued at $585,000 on the date of the grant, with the first tranche of 56,250 being issued in April 2012, second tranche of 56,250 being issued in July 2012, and third tranche of 56,250 being issued in October 2012. In addition, due to Keith Morlock’s resignation as a Director, the Company approved issuance of the remaining 93,750 shares due to him under this agreement in which the shares vested immediately. During the three and nine months ended December 31, 2012, the Company recorded stock-based compensation expense of $195,000 and $341,250, respectively, within general and administrative expense. The Company will record stock based compensation per quarter of approximately $48,750 through December 31, 2013.

On December 31, 2012, the Board of Directors via unanimous written consent gave discretionary compensation bonuses in the form of the Company’s common stock to its employees and key consultants. The total amount of common stock issued was 83,500 valued at $20,875 based on the closing market price of the Company's common stock on the date of grant which was recorded within general and administrative expense. Out of the 83,500 shares issued, Robert Glaser received 35,000 shares, Keith Morlock received 35,000 shares, and Cynthia Glaser received 6,000 shares. The shares were issued from the Company’s Incentive and Nonstatutory Stock Option Plans.

Note 8 – Options and Warrants

On December 31, 2012, the Company granted 326,893 stock options to three members of the Board of Directors and an officer with an exercise price of $0.25 per share. The options vest over one year. Compensation expense for this issuance recorded during the nine months ended December 31, 2012 was $20,416 and is included in general and administrative expense on the accompanying consolidated statement of operations. As of December 31, 2012, future compensation expense is approximately $94,000 and will be expensed over approximately one year.

These stock options do not trade in an active securities market, and as such, we estimate the fair value of these options using the Black-Scholes option pricing model using the following assumptions:

Annual dividend yield	0%
Expected life in years	10.0
Risk-free interest rate	1.73%
Expected volatility	213%

Stock compensation expense, excluding items disclosed above, recorded in general and administrative expense in the statements of operations for the three months ended December 31, 2012 and 2011 was $91,624 and $63,811, respectively. Stock compensation expense, excluding items disclosed above, recorded in general and administrative expense in the statements of operations for the nine months ended December 31, 2012 and 2011 was $405,109 and $238,194, respectively.

The following is a summary of activity of outstanding stock option activity for the nine months ended December 31, 2012:

Number of Shares
Balance, March 31, 2012	865,000
Options granted	326,893
Options exercised	–
Options cancelled or forfeited	(36,667)

Balance, December 31, 2012	1,155,226

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

Warrants

The Company has 376,068 common stock purchase warrants in which are considered derivative liabilities due to reset provisions included within the agreements. Accordingly, these warrants are recorded as liabilities at fair value at each reporting date. Currently, these warrants have an exercise price of $11.70 and expire in May of 2013; however, these warrants have exercise price reset features in the event the Company issues common stock below the exercise price of the warrants. During the nine months ended December 31, 2012, the Company recorded gain of $119,846 for the change in fair value of the warrant liability. As of December 31, 2012, the warrant liability was $0.

The following is a summary of activity of outstanding common stock warrants for the nine months ended December 31, 2012:

Number of Shares

Balance, March 31, 2012	2,005,502
Warrants granted	–
Warrants exercised	–
Warrants cancelled or forfeited	(43,834)
Balance, December 31, 2012	1,961,668

Note 9 – Commitments and Contingencies

Manufacturing and Engineering Agreement

In January 2012, Pro Water Colorado entered into a manufacturing and engineering agreement to build part of the Centerline SWD System facility for the Cartwright Well for $1,770,000. To start the process 35% was paid and, a second payment of 30% was paid after major components were delivered to the manufacturer in October 2012. The balance of 35% was due when shipped to the Cartwright Well. As of December 31, 2012, $1,770,000 was recorded as machinery and equipment in property and equipment and $619,720 in accounts payable on the accompanying balance sheet.

Legal Proceedings

Previous Consultant Complaint

On April 27, 2012, a Complaint was filed against the Company by a previous consultant, as Case No. 30-2012-00565519 in the Orange County Superior Court. The main contention of the Complaint is that there was an alleged breach of a consulting agreement that was entered into by us in which the plaintiff claims to have damages. As of December 31, 2012, the Company had amounts in accounts payable in excess of any remote potential estimated liability.

Keith Morlock’s Resignation and Severance Package

As of December 31, 2012, Mr. Keith Morlock has tendered his resignation as a director of the SET Corp so that he can manage the business, affairs and growth of PWCO. Because of Mr. Morlock’s resignation, SET Corp accelerated vesting and issuance of Mr. Morlock’s director’s bonus stock issuance of 93,750 shares of the Company’s common stock. Mr. Morlock will remain the Secretary of SET Corp however, SET Corp and Mr. Morlock have mutually agreed as of December 31, 2012 to terminate Mr. Morlock’s Employment Agreement entered into on November 1, 2010, and the amendment thereto entered into on April 4, 2011. Mr. Morlock shall receive in exchange for such termination, a severance for three months thereafter at $15,000 per month, which is recorded as general and administrative expense in the accompanying statements of operations for the three and nine months ended December 31, 2012. In addition, as part of Mr. Morlock’s severance package, the Company agrees to extend 106,666 options to expire on December 31, 2017. This modification resulted in stock compensation expense of $8,583 which is recorded as general and administrative expense in the accompanying statements of operations for the three and nine months ended December 31, 2012.

Note 10 – Segment Information

The Company reports information about operating segments, as well as disclosures about products and services and major customers. Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance. Management has determined that the water disposal operations of SWD (“Pro Water”) and the operations of SET Corp (“SET Corp”) should be disclosed separately as management reviews financial statements for these entities separately and makes decisions independently of the other entities included within the Company’s financial statements. All intercompany transactions between the reportable segments are eliminated upon consolidation of the Company. At December 31, 2012, the Pro Water segment is the only revenue producing segment. As of December 31, 2012, the Company operates in two geographic areas.

The Company evaluates the performance of its segments based on net income (loss) from continuing operations. Certain income and charges are not allocated to segments in the Company’s management reports because they are not considered in evaluating the segments’ operating performance. The following is a summary of information about profit or loss and assets by segment:

	For the Three Months Ended			For the Three Months Ended
	December 31, 2012			December 31, 2011
	Pro Water	SETCORP	Total	Pro Water	SETCORP	Total
Revenues	$890,478	$–	$890,478	$936,159	$–	$936,159
Cost of revenues	397,209	–	397,209	413,288	–	413,288

Gross profit	493,269	–	493,269	522,871	–	522,871

Operating expenses:
General and administrative	355,695	480,750	836,445	143,315	349,339	492,654
Research and development	–	–	–	–	26,148	26,148
Total operating expenses	355,695	480,750	836,445	143,315	375,487	518,802

Operating income (loss)	137,574	(480,750)	(343,176)	379,556	(375,487)	4,069
Other income (expense):
Interest income	138	–	138	11	71	82
Interest expense	(45,228)	(2,057)	(47,285)	(23,780)	(46,309)	(70,089)
Change in fair value of derivative liability	–	4,437	4,437	–	228,018	228,018
Other, net	–	48,031	48,031	(4,739)	(27,495)	(32,234)
Total other income (expense)	(45,090)	50,411	5,321	(28,508)	154,285	125,777

Income (loss) before provision for income taxes	92,484	(430,339)	(337,855)	351,048	(221,202)	129,846

Provision for income taxes			13,338			7,000
Net loss from continuing operations			(351,193)			122,846
Net income from discontinued operations			–			–
Net income (loss) including noncontrolling interests			(351,193)			122,846
Less: Net loss from noncontrolling interests			10,926			–
Net income (loss) attributable to SETS			$(340,267)			$122,846

	For the Nine Months Ended			For the Nine Months Ended
	December 31, 2012			December 31, 2011
	Pro Water	SETCORP	Total	Pro Water	SETCORP	Total
Revenues	$2,773,174	$–	$2,773,174	$3,280,864	$–	$3,280,864
Cost of revenues	978,551	–	978,551	1,273,600	–	1,273,600

Gross profit	1,794,623	–	1,794,623	2,007,264	–	2,007,264

Operating expenses:
General and administrative	658,442	1,395,851	2,054,293	334,330	958,064	1,292,394
Research and development	–	–	–	–	125,292	125,292
Total operating expenses	658,442	1,395,851	2,054,293	334,330	1,083,356	1,417,686

Operating income (loss)	1,136,181	(1,395,851)	(259,670)	1,672,934	(1,083,356)	589,578
Other income (expense):
Interest income	912	580	1,492	35	75	110
Interest expense	(135,151)	(18,141)	(153,292)	(141,869)	(88,702)	(230,571)
Change in fair value of derivative liability	–	119,846	119,846	–	55,149	55,149
Other, net	(27,721)	91,196	63,475	(6,534)	32,237	25,703
Total other income (expense)	(161,960)	193,481	31,521	(148,368)	(1,241)	(149,609)

Income (loss) before provision for income taxes	974,221	(1,202,370)	(228,149)	1,524,566	(1,084,597)	439,969

Provision for income taxes			151,338			7,000
Net income (loss) from continuing operations			(379,487)			432,969
Net income (loss) from discontinued operations			–			(194)
Net income (loss) including noncontrolling interests			(379,487)			432,775
Less: Net loss from noncontrolling interests			10,926			–
Net income (loss) attributable to SETS			$(368,561)			$432,775

The geographic locations of the injection wells is a direct factor with relation to the radius of customer’s wells that can be economically serviced. While there are several key factors to obtaining new business, the ratio of available business per customer is based solely on the number of wells the customer has within the serviceable radius of the injection well. As new oil and gas wells are developed within the serviceable radius of the well, the ratio of customers to percentage of business will decrease. Until new wells are developed the expected customer to business ratio are not expected to change. All revenue and receivable concentrations disclosed in Note 2 related to the Pro Water segment.

As of December 31, 2012, primarily all of the assets, with the exception of the SET Corp’s pending patents of $110,835 were within the Pro Water segment. All assets were located in the United States, with concentrations of 64% in North Dakota, 23% in Utah, and 11% in California.

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

Products and Services

Blue Bench SWD in Duchesne, Utah. Our Blue Bench Class II Salt Water Disposal (“SWD”) well is operated in Duchesne, Utah by our wholly owned subsidiary Pro Water, LLC, a Utah limited liability company (“Pro Water Utah”). Disposal wells are one of the few, available methods for disposing Produced Water, a byproduct of the oil and gas industry, in that area. The Blue Bench Class II SWD well takes the Produced Water brought in from customers and converts that Produced Water into processed water which can be reused when drilling for oil and gas, or alternatively safely injected into approved formations. The Blue Bench Class II SWD has been operating at previously expected capacity. We are currently exploring additional new technologies to enhance the production capability and cut down on operating costs of the facility. This technology would also improve the oil water separation process, allowing for additional oil recovery.

Joint Venture with PWCO. Through our ownership in, and joint venture with PWCO, LLC, a Colorado limited liability company (“PWCO”), PWCO owns the Class II SWD well in Cartwright, North Dakota (the “Cartwright Well”), the Class II SWD well in Williston, North Dakota (the “Williston Well”), and the Centerline SWD Technology. PWCO has completed the construction of the Cartwright Disposal Well. The Cartwright Well went into partial operation in November 2012, but is still in the startup phase. The current data available to us implies that this well has an excellent probability of being able to receive large volumes of water. Currently, the Williston Well has been drilled, the wellhead is completed, and the foundations, truck offloads, and the tank farm have been installed. The pump facility for the Williston Well has been finalized and is expected to be delivered in the next several months. We anticipate that the Williston Well will be in operation by the summer of 2013. The current data available to us implies that this well also has a good probability of being able to receive large volumes of water.

MultiGen Technology. The MultiGen is a highly efficient, reliable, low-emission and commercially proven integrated solution that uses natural gas, biogas, diesel or other fuels to power a micro-turbine that in turn powers a chiller running our patent-pending air conditioning/water-from-air generation unit. Currently, our first, patent pending production model, MultiGen system has been successfully installed in Australia. It was partially started in October of 2012 with the water-maker and AC unit put into service first. The Capstone generator was successfully commissioned on February 2, 2013 and is anticipated to be put into complete 24-hour operation in March 2013. This first installation was done in conjunction with the Queensland Government and their relationship with the TAFE School. This first project will allow us the opportunity to do additional government projects in Australia, as the MultiGen has now passed Australia’s rigorous installation and permitting processes. The current installation allows us to show customers the MultiGen in an actual operating environment with real-time monitoring of all outputs including electricity, heat, air conditioning and water production.

DynIX® Technology. Our patented DynIX® wastewater treatment technology is based on an ion-exchange process for the treatment and reclamation of CBM water, a byproduct from the oil and gas industry. We have changed our strategy from solely a build to sell manufacturing environment to include a royalty-based model whereby the Company would license its DynIX® Technology to achieve royalty income. While current gas prices have greatly hindered the development and processing of CBM gas, we remain confident that once gas prices rebound, CBM production will again increase and DynIX® will create future opportunities for the growth and expansion at SET Corp.

Results of Operations for the Three Months Ended December 31, 2012 and 2011

The following table summarizes the results of continuing operations amounts of the Company for the periods and dates shown:

	For the Three Months Ended December 31,
	2012	2011
Combined Statement of Operations Data:
Revenue	$890,478	$936,159
Cost of revenue	397,209	413,288
Operating expenses	836,445	518,802
Operating income (loss)	(343,176)	4,069
Other income	5,321	125,777
Income (loss) from continuing operations	(337,855)	129,846
Net income (loss) attributable to SETS	$(340,267)	$122,846

Revenues decreased $45,681 or 5%, for the three months ended December 31, 2012 compared to the corresponding period of the prior year. This decrease is based upon management’s decision to reduce its volume intake to maximize the wells longevity. The long term effect of utilizing the wells maximum capacity would create additional capital investment and maintenance costs that outweigh the benefits to short term revenue gains. The well is currently averaging over 5,800 BPD which is greater than the original forecast projected. The Company’s largest customer accounted for 83% of revenue compared to 80% for the corresponding prior period.

Cost of revenue decreased $16,079 or 4%, for the three months ended December 31, 2012 compared to the corresponding period of the prior year. As a percentage of revenues, cost of revenue was 45% compared to 44% in the prior year period. Items included within cost of revenues represent labor, depreciation and amortization, equipment rental, supplies, utilities, repair and maintenance. Principal factors contributing to the increase in cost of revenue included an increase in variable expenditures such as rental equipment and repair and maintenance due to the barrels produced. Payroll related costs are primarily fixed due to the minimal staffing required to monitor the facility and thus do not fluctuate significantly from period to period.

Total operating expenses increased $317,643 or 61% for the three months ended December 31, 2012 compared to the corresponding period of the prior year due to traveling and administrative costs related to the previously disclosed pending acquisition that was cancelled and approximately $89,000 increase in stock based compensation due to options and shares issued for services. Operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, depreciation and amortization, legal expense, information systems expense, product marketing, and sales expense. During the three months ended December 31, 2012 and 2011, expenditures included approximately $328,000 and $239,000 for stock based compensation, $70,000 and $74,000 in professional fees, $166,000 and $92,000 in salaries and wages, respectively, and general corporate expenditures for the Company for rent, utilities, etc.

Total other income decreased $120,456 for the three months ended December 31, 2012 compared to the corresponding prior period due to a decrease in the change in fair value of derivative liability from $228,018 to $4,437. Other income includes interest income, interest expense, change in fair value of derivative liability, and gain on settlement of payables and accrued liabilities.

Provision for income taxes increased $6,338 or 91% for the three months ended December 31, 2012 compared to the corresponding period of the prior year due to use of deferred tax assets.

Segment Results for the Three Months Ended December 31, 2012 and 2011

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

	For the Three Months Ended			For the Three Months Ended
	December 31, 2012			December 31, 2011
	Pro Water	SETCORP	Total	Pro Water	SETCORP	Total
Revenues	$890,478	$–	$890,478	$936,159	$–	$936,159
Cost of revenues	397,209	–	397,209	413,288	–	413,288

Gross profit	493,269	–	493,269	522,871	–	522,871

Operating expenses:
General and administrative	355,695	480,750	836,445	143,315	349,339	492,654
Research and development	–	–	–	–	26,148	26,148
Total operating expenses	355,695	480,750	836,445	143,315	375,487	518,802

Operating income (loss)	137,574	(480,750)	(343,176)	379,556	(375,487)	4,069
Other income (expense):
Interest income	138	–	138	11	71	82
Interest expense	(45,228)	(2,057)	(47,285)	(23,780)	(46,309)	(70,089)
Change in fair value of derivative liability	–	4,437	4,437	–	228,018	228,018
Other, net	–	48,031	48,031	(4,739)	(27,495)	(32,234)
Total other income (expense)	(45,090)	50,411	5,321	(28,508)	154,285	125,777

Income (loss) before provision for income taxes	92,484	(430,339)	(337,855)	351,048	(221,202)	129,846

Provision for income taxes			13,338			7,000
Net loss from continuing operations			(351,193)			122,846
Net income from discontinued operations			–			–
Net income (loss) including noncontrolling interests			(351,193)			122,846
Less: Net loss from noncontrolling interests			10,926			–
Net income (loss) attributable to SETS			$(340,267)			$122,846

Pro Water

All revenues and cost of revenues are associated with the Pro Water segment. See explanation above regarding changes in revenues and cost of revenues.

Total operating expenses increased $212,380 or 148% for the three months ended December 31, 2012 compared to the prior period presented due to the increase in management and administrative costs of the Company as discussed above. Also as a result, as a percentage of revenue, operating expenses increased from 15% to 40%.

Total other expense increased $16,582 or 58% for the three months ended December 31, 2012 compared to the prior period presented due to an increase in financing activities. Other expense includes interest income and interest expense. The increase during the current period was primarily related to approximately $45,000 of amortization expense related to the beneficial conversion feature allocated to Pro Water in connection with the $2.0 million note payable to the former shareholder of Pro Water.

SET Corp

There is no revenue generated by this segment for any of the periods presented.

Total operating expenses for the three months ended December 31, 2012 increased $105,263 compared to the prior period presented due to increased operations. Operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, depreciation and amortization, legal expense, information systems expense, product marketing, sales expense, and research and development expenses. During the three months ended December 31, 2012 and 2011, expenditures included approximately $148,000 and $218,000 for stock based compensation, $70,000 and $74,000 in professional fees, $68,000 and 46,000 in salaries and wages, and general corporate expenditures for SET Corp for rent, utilities, etc.

Total other income for the three months ended December 31, 2012 decreased $103,874 or 67% compared to the prior period presented due to a decrease in the change in fair value of derivative liability of $223,581. Other income includes interest expense, change in fair value of derivative liability, and other.

Results of Operations for the Nine Months Ended December 31, 2012 And 2011

The following table summarizes the results of continuing operations amounts of the Company for the periods and dates shown:

	For the Nine Months Ended December 31,
	2012	2011
Combined Statement of Operations Data:
Revenue	$2,773,174	$3,280,864
Cost of revenue	978,551	1,273,600
Operating expenses	2,054,293	1,417,686
Operating income (loss)	(259,670)	589,578
Other income (expense)	31,521	(149,609)
Income (loss) from continuing operations	(228,149)	439,969
Net income (loss) attributable to SETS	$(368,561)	$432,775

Revenues decreased $507,690 or 15%, for the nine months ended December 31, 2012 compared to the corresponding period of the prior year. This decrease is based upon management’s decision to reduce its volume intake to maximize the wells longevity. The long term effect of utilizing the wells maximum capacity would create additional capital investment and maintenance costs that outweigh the benefits to short term revenue gains. The well is currently averaging over 5,800 BPD which is greater than the original forecast projected. The Company’s largest customer accounted for 83% of revenue compared to 80% for the corresponding prior period.

Cost of revenue decreased $295,049 or 23%, for the nine months ended December 31, 2012 compared to the corresponding period of the prior year. As a percentage of revenues, cost of revenue was 35% compared to 39% in the prior year period. Items included within cost of revenues represent labor, depreciation and amortization, equipment rental, supplies, utilities, repair and maintenance. Principal factors contributing to the decrease in cost of revenue included a decrease in variable expenditures such as rental equipment and repair and maintenance due to the decrease in barrels produced. Payroll related costs are primarily fixed due to the minimal staffing required to monitor the facility and thus do not fluctuate significantly from period to period.

Total operating expenses increased $636,607 or 45% for the nine months ended December 31, 2012 compared to the corresponding period of the prior year due to traveling and administrative costs related to the previously disclosed pending acquisition that was cancelled and approximately $374,000 increase in stock based compensation due to options and shares issued for services. Operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, depreciation and amortization, legal expense, information systems expense, product marketing, and sales expense. During the nine months ended December 31, 2012 and 2011, expenditures included approximately $788,000 and $414,000 for stock based compensation, $237,000 and $189,000 in professional fees, $437,000 and $275,000 in salaries and wages, respectively, and general corporate expenditures for the Company for rent, utilities, etc.

Total other income was $31,251 for the nine months ended December 31, 2012 compared to expense of $149,609 for the corresponding prior period due to a decrease in financing activities. Other income (expense) includes interest income, interest expense, change in fair value of derivative liability, and gain on settlement of payables and accrued liabilities. The other income during the current period was primarily related to $119,846 to the change in fair value of derivative liability and $153,292 of interest expense.

Provision for income taxes increased $144,338 or 2,062% for the nine months ended December 31, 2012 compared to the corresponding period of the prior year due to use of deferred tax assets compared to the previous period presented.

Segment Results for the Nine Months Ended December 31, 2012 and 2011

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

	For the Nine Months Ended			For the Nine Months Ended
	December 31, 2012			December 31, 2011
	Pro Water	SETCORP	Total	Pro Water	SETCORP	Total
Revenues	$2,773,174	$–	$2,773,174	$3,280,864	$–	$3,280,864
Cost of revenues	978,551	–	978,551	1,273,600	–	1,273,600

Gross profit	1,794,623	–	1,794,623	2,007,264	–	2,007,264

Operating expenses:
General and administrative	658,442	1,395,851	2,054,293	334,330	958,064	1,292,394
Research and development	–	–	–	–	125,292	125,292
Total operating expenses	658,442	1,395,851	2,054,293	334,330	1,083,356	1,417,686

Operating income (loss)	1,136,181	(1,395,851)	(259,670)	1,672,934	(1,083,356)	589,578
Other income (expense):
Interest income	912	580	1,492	35	75	110
Interest expense	(135,151)	(18,141)	(153,292)	(141,869)	(88,702)	(230,571)
Change in fair value of derivative liability	–	119,846	119,846	–	55,149	55,149
Other, net	(27,721)	91,196	63,475	(6,534)	32,237	25,703
Total other income (expense)	(161,960)	193,481	31,521	(148,368)	(1,241)	(149,609)

Income (loss) before provision for income taxes	974,221	(1,202,370)	(228,149)	1,524,566	(1,084,597)	439,969

Provision for income taxes			151,338			7,000
Net income (loss) from continuing operations			(379,487)			432,969
Net income (loss) from discontinued operations			–			(194)
Net income (loss) including noncontrolling interests			(379,487)			432,775
Less: Net loss from noncontrolling interests			10,926			–
Net income (loss) attributable to SETS			$(368,561)			$432,775

Pro Water

All revenues and cost of revenues are associated with the Pro Water segment. See explanation above regarding changes in revenues and cost of revenues.

Total operating expenses increased $324,112 or 97% for the nine months ended December 31, 2012 compared to the prior period presented due to the increase in management and administrative costs of the Company as discussed above. Also as a result, as a percentage of revenue, operating expenses increased from 10% to 24%.

Total other expense increased $13,592 or 9% for the nine months ended December 31, 2012 compared to the prior period presented due to an increase in financing activities. Other expense includes interest income and interest expense. The increase during the current period was primarily related to approximately $135,000 of amortization expense related to the beneficial conversion feature allocated to Pro Water in connection with the $2.0 million note payable to the former shareholder of Pro Water.

SET Corp

There is no revenue generated by this segment for any of the periods presented.

Total operating expenses for the nine months ended December 31, 2012 increased $312,495 or 29% compared to the prior period presented due to increased operations. Operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, depreciation and amortization, legal expense, information systems expense, product marketing, sales expense, and research and development expenses. During the nine months ended December 31, 2012 and 2011, expenditures included approximately $491,000 and $374,000 for stock based compensation, $235,000 and $187,000 in professional fees, $248,000 and $138,000 in salaries and wages, respectively, and general corporate expenditures for SET Corp for rent, utilities, etc.

Total other income for the nine months ended December 31, 2012 was $193,481 compared to expense of $1,241 for the prior period presented due to an increase in change in fair value of derivative liability of $64,697 or 117%.. Other income (expense) includes interest expense, change in fair value of derivative liability, and other.

Liquidity and Capital Resources

As shown in the accompanying consolidated financial statements, during the nine months ended December 31, 2012, the Company incurred loss before income taxes of $228,149. As of December 31, 2012, we had a working capital deficit of $2,459,424. In addition, the Company’s operations are primarily concentrated with one customer which represented 83% of total revenues during the nine months ended December 31, 2012. During the nine months ended December 31, 2012, the Company generated positive cash flows from operations of $1,215,885, largely due to $2,488,897 in accounts payable. During the nine months ended December 31, 2012, the Company funded operations through cash flows generated from the Pro Water segment. In fiscal 2014, the Company intends to fund operations and pay down liabilities through cash on hand and the positive cash flow being generated by the Pro Water segment. In addition, the Company intends to pay down accounts payable once capital is raised for the project finance transaction and negotiate the settlement of liabilities.

PWCO has since facilitated the completion of the Cartwright Well project by funding the ongoing construction as per the APA as noted above. Therefore, to finance the Projects, in September of 2012, PWCO entered into a revolving loan agreement with Bridgewell Worldwide Limited in the amount of $2,000,000. The Cartwright Well became operational in November 2012. The Cartwright Well project is in a soft startup mode with production ramping up over the next few months. Site preparation and construction of the Williston Well pad and foundations with the expectation of the module system, which utilizes the Centerline SWD technology, shall arrive in early summer 2013. Therefore, the Williston Well project should be online 30-60 days after the module system utilizing the Centerline SWD technology arrives on-site. PWCO plans to secure subsequent project finance investment capital of up to $6,000,000 to complete the Cartwright Well project and Williston Well project and to further research and develop the Centerline SWD System.

If current and projected revenue growth does not meet our estimates, we may choose to raise additional capital through debt and/or equity transactions, renegotiate current convertible debt obligations, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation. Currently, the Company does not have any commitments or assurances for additional capital nor can the Company provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations. The Company believes its plans will enable the Company to continue for a period in excess of one year from the date of the most recent balance sheet.

Operating Activities

Cash provided by operating activities during the nine months ended December 31, 2012 and 2011 were $1,215,885 and $575,027, respectively. In 2012, this was the result of a net loss including noncontrolling interest of $379,487 offset by non-cash and non-operating items (depreciation, stock-based compensation, change in fair value of warrant liability, gain on settlement of accounts payable, and interest expense from the amortization of debt discounts) totaling $1,060,199 and net cash provided by the change in current assets and liabilities of $535,173. In 2011, the usage of cash was primarily due to the increase in our operations which caused assets such as accounts receivable to increase. In addition, we have made an effort to decrease our accounts payable.

Investing Activities

Cash used in investing activities during the nine months ended December 31, 2012 and 2011 were $4,713,614 and $279,056, respectively. In 2012, the primary investing activity was purchases of fixed assets related to the Cartwright ND injection well of $4,713,614. In 2011, significant expenditures were made by the Company to automate, winterize and add additional stations to the injection well for increased production.

Financing Activities

Financing cash flows provided in the nine months ended December 31, 2012 amounted to $1,688,010 and consisted of proceeds from a related party note payable of $2,000,000, payments of $264,828 on a related party convertible note payable, and $47,162 of payments on notes payable. In the 2011 period, $175,322 was provided by financing activities and consisted primarily of proceeds from sale of common stock of $500,000, payments on related party convertible note payable of $198,408, and payments on notes payable of $114,440.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and Principal Accounting & Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were effective as of December 31, 2012 and that they do allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

A demurrer was filed on or about June 12, 2012 by SETS as to several of the causes of action. However, before the hearing on that demurrer, the plaintiff conceded to its merit and voluntarily filed a First Amended Complaint.   The new complaint added Mr. Robert Glaser, our CEO, as a defendant.  We then filed separate demurrers on behalf of the Company and Mr. Glaser and moved to strike punitive damages, injunctive relief and the request for attorney fees.   The demurrers were sustained with leave to amend certain causes of action and without leave to amend others, and the motion to strike was granted in its entirety. The plaintiff filed a Second Amended Complaint on or about October 12, 2012.

On January 10, 2013, our demurrer to the Second Amended Complaint on behalf of Mr. Glaser was sustained without leave to amend and a proposed judgment in favor of Mr. Glaser has been submitted to the court for signature and entry. On or about January 17, 2013, we have filed SETS Answer to the Second Amended Complaint.

On or about October 26, 2012, the court set the trial date for Monday, August 12, 2013, but we have presented a stipulation to the Court to continue the trial date under September 23, 2013, or any date thereafter.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

This Item is not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:

Exhibit Number	Description of Document
3(i)	Restated Articles of Incorporation (1)
3(ii)	Amendment to Articles of Incorporation (7)
3(iii)	Amended and Restated Bylaws (1)
3(iv)	Amended and Restated Bylaws (8)
10.1	Pro Water Acquisition Agreement and Convertible Secured Promissory Note (2)
10.2	Amendment No. 1 to Pro Water Acquisition Agreement (3)
10.3	Technology Purchase Agreement with World Environmental Solutions Pty Ltd. (4)
10.4	Amendment to Convertible Secured Promissory Note (5)
10.5	Amendment to Technology Purchase Agreement with World Environmental Solutions Pty Ltd. (6)
10.6	Amendment No. 1 to the Asset Purchase Agreement and the Asset Purchase Agreement (9)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

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

(1)	Incorporated by reference from Exhibit 3(i) and Exhibit 3(ii) to the Company’s Annual Report on Form 10-K as filed with the SEC on June 29, 2012.
(2)	Incorporated by reference from Exhibit 1.01 to the Company’s Current Report on Form 8-K as filed with the SEC on July 9, 2010
(3)	Incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K as filed with the SEC on July 14, 2010.
(4)	Incorporated by reference from Exhibit 10 to the Company’s Current Report on Form 8-K as filed with the SEC on September 3, 2010.
(5)	Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on February 17, 2011.
(6)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 8, 2011.
(7)	Incorporated by reference from Exhibit 3(i) to the Company’s Current Report on Form 8-K as filed with the SEC on December 31, 2012.
(8)	Incorporated by reference from Exhibit 3(ii) to the Company’s Current Report on Form 8-K as filed with the SEC on December 31, 2012.
(9)	Incorporated by reference from Exhibit 10 to the Company’s Current Report on Form 8-K as filed with the SEC on December 31, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION

Dated: February 19, 2013	/s/ Robert Glaser
Robert Glaser
Chief Executive Officer

Dated: February 19, 2013	/s/ Cynthia Glaser
Cynthia Glaser
Chief Financial and Accounting Officer

