Form 10-K
period 2013-03-31
Sustainable Environmental Technologies Corp
filed 2013-07-15
CIK 932136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: MARCH 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of March 31, 2013 was approximately $2,739,257.

The number of shares outstanding of the issuer’s Common Stock as of July 10, 2013 was 65,532,793.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Annual Report on Form 10-K, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe", "anticipate", "expect" and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to our expectations and predictions, we are subject to a number of risks and uncertainties that may cause actual results to differ materially. Consequently, all of the forward-looking statements made in this Annual Report on Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

The safe harbors of forward-looking statements provided by Section 21E of the Securities Exchange Act of 1934 are unavailable to issuers of penny stock. Our shares may be considered penny stock and such safe harbors set forth under the Private Securities Litigation Reform Act of 1995 may not be available to us.

As used in this Annual Report on Form 10-K, unless the context requires otherwise, "we", "us" or the "Company", “SETS”, or “SET Corp” means Sustainable Environmental Technologies Corporation, a California Corporation, and its divisions and subsidiaries.

PART I

ITEM 1.  BUSINESS

When used in this Annual Report, unless the context requires otherwise, "we", "us" or the "Company", “SETS”, or “SET Corp” means Sustainable Environmental Technologies Corporation, a California Corporation, and its divisions and subsidiaries.

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

On January 19, 2012, we filed an amendment to our Articles of Incorporation to implement a one for fifteen reverse stock split, and additionally decreased our amount of authorized common and preferred stock to the amounts as noted below.  However, the aforementioned amendment was not in effect until authorized by FINRA on January 25, 2012.

On December 28, 2012, we filed an amended and restated Articles of Incorporation with the California Secretary of State. The certificate of the amended and restated Articles of Incorporation were filed to consolidate all of our previous amendments into one filing and, second, to correct a minor error regarding the voting threshold of Series A preferred shareholders.

We are authorized to issue 100,000,000 shares of Common Stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share. Our preferred stock has been designated as the Series A Preferred Stock, with such rights and preferences as set forth in our amended and restated Articles of Incorporation.

For the past three (3) years, we have not filed for bankruptcy, receivership or any similar proceeding and have not effected any reclassification or merger, or consolidation.

General Overview of Business

Our business objective is dedicated to responsible resource utilization through environmentally sustainable technologies. With offices in Southern California, Utah, Colorado and North Dakota, our objective is to set the standard for responsible principles of sustainable development.  Through patented technologies and strategic relationships and acquisitions, we intend to solve environmental issues with economic advantages to the consumer. Our technologies are intended to limit our customer’s environmental impact by conserving valuable and diminishing natural resources.

Our current and future services include, and are expected to include, innovative eco-technologies that provide patented treatment, recovery, reclamation and re-injection services for Produced Water (which is associated with the oil and gas industry).   Our strategy is to offer complete sustainable energy solutions to customers that bridge the gap between existing energy sources and the sustainable energy sources.  Such design and application will meet the needs of tomorrow by preserving the natural resources of today. We also provide customized services that include design, construction, management, operation and maintenance services, and equipment manufacturing for the industrial and municipal sectors. Therefore, we continue to be competitive with our competitors, which range from small start-up enterprises to companies that are larger and more established than us with access to significant financial resources.

The application of proven water treatment systems today is globally in high demand.  So far in the U.S., our focus has been directed to the oil and gas industry where these ever-growing volumes of wastewater must be dealt with to assure the continued supply of domestic petroleum products so desperately needed.  This focus will be continued through the next year, and expanded throughout the Americas and into Canada and other countries.  Our wholly owned subsidiaries, Pro Water, LLC, a Utah Corporation (“Pro Water Utah”), and ProWater, LLC, a Colorado limited liability company (“ProWater Colorado”), are currently capitalizing on such opportunities in our facilities in Utah and North Dakota as discussed below.

Principal Products and Services

Products

Centerline SWD SYSTEM

On August 1, 2011, we formed our wholly owned subsidiary, ProWater Colorado, which owns our proprietary Centerline salt-water disposal system (“Centerline SWD System”).  Designed with experience gained through the building and operating of our Utah Blue Bench Class II salt water disposal (“SWD”) Well in Duchesne, Utah, the Centerline SWD System is a containerized, module, movable system that utilizes green technology to efficiently separate oil, water and other by-products produced from oil and gas operations. The Centerline SWD System is a unique state-of-the-art system that is based on strategic utilization following a three-pronged approach for deriving revenue: 1) sale of water; 2) sale of oil; and the 3) reinjection of cleaned water.  This three-pronged approach will enable us to derive revenue and safely dispose of the remaining components by selling oil to refiners and providing processed water for use in hydraulic fracturing or water injection. Applied to approved formations, this re-used water is injected thousands of feet below potential ground water zones.

The Centerline SWD System is a highly automated, self-monitoring, self-diagnostic, modular facility. The Centerline SWD System modules are dropped in place, bolted together, and connected to main power lines and can be turned on to heat the balance of the facility while final plumbing connections to the tank farm are completed.  One of the greatest benefits to the modular system is that these portable units can be built in modern climate controlled facilities that allow them to be built year round.  The Centerline SWD System facilities are more efficient, requiring less manual labor for the direct benefit of its customers, processing the average water truck in less than half the time of the industry standard.

The Centerline SWD System utilizes Class II SWD wells that are recognized as one of the safest forms of disposing Produced Water.  It would take three separate, simultaneous integrity failures to pose any environmental risk.  With agencies such as the Environmental Protection Agency (“EPA”) set to release new national standards for the disposal of Produced Water, generated from shale formations, each Centerline SWD System contains a complex safety system with a series of redundant controls that exceed local, state and federal requirements.  The system is designed in such a way that if it encounters even one safety abnormality, the entire facility is immediately and automatically shut down, and it further issues alerts to multiple predetermined individuals.  No further water can be taken into the facility or pumped down the hole until the safety issue is evaluated and resolved.

The Centerline SWD System intelligently combines highly efficient process controls with best in class technologies, and installs them into portable modular buildings. The Centerline SWD System utilizes a horizontal GE™ surface pumping systems (“SPS”) that feature a directly-coupled, multistage centrifugal pump that is uniquely designed for high pressure, low to medium flow and environmentally sensitive applications.  The SPS pump has low maintenance requirements, a long run-life and can be easily modified in the field.  The addition of variable speed drives and logic control systems lower operating costs and improve reliability, while providing intelligent monitoring and control capabilities.  Another key advantage of the Centerline SWD System is the ability to maintain full manufacturing and construction capacity year round.  The Centerline SWD System clarifies produced oilfield waters to the extent that they can be used in water-flooding to drive more oil from the earth, and/or allow it to be disposed of in Class II SWD wells. This cleaned water can also be used as frac water in the oilfields where there is new drilling or water flooding activities.

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

In April of 2008, we constructed and successfully tested our first plant in Wyoming in connection with an agreement with Yates Petroleum, Inc. This agreement was structured on a “build, own and operate” economic model whereby we provided a “turnkey” plant to Yates Petroleum and charged a royalty per barrel of cleaned Produced Water. We received a fixed royalty for every barrel of Produced Water treated and purified and maintained ownership of the equipment under a five-year contract.  After unsuccessfully attempting to negotiate a higher royalty rate, we decided to shut the plant down until a buyer could be found.  Subsequent to shutting down the plant, Yates Petroleum, Inc. cancelled its agreement with us. As a result, we have changed our strategy from solely a build-to-sell manufacturing environment to include a royalty-based model whereby we would license our DynIX™ Technology to achieve royalty income.

While we believe that DynIX™ provides an efficient environmental solution, current natural gas prices, as well as new regulations related to the surface discharge of the related water have minimized any available sale opportunities.

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

Unlike typical co-gen and tri-gen systems, the MultiGen technology has a much smaller equipment footprint, requires less maintenance, is quieter, and can be easily retrofitted to existing facilities or installed in new developments.

After extended delays, World Environmental Solutions Pty Ltd., an Australian company (“WES”), was able to install the first, patent pending production model, MultiGen in Australia. After over a year delay, the production model was partially started in October of 2012 with the water-maker and AC unit put into service first. The Capstone generator was successfully commissioned on February 2, 2013 and was anticipated to be put into complete 24-hour operation in March of 2013, but has been delayed indefinitely. This first installation was done in conjunction with the Queensland Government and their relationship with the TAFE School. This first project will allow us the opportunity to do additional government projects in Australia, as the MultiGen has now passed Australia’s rigorous installation and permitting processes. The current installation will soon allow us to show customers the MultiGen in an actual operating environment with real-time monitoring of all outputs including electricity, heat, air conditioning and water production.

We have carefully evaluated the delays in getting the first MultiGen to market, the effects that such delays have had on the value of such assets, and WES’s inability to fulfill previous sales projections, combined with the direct effect this has had on our corporate stock prices. The conclusion of this evaluation, combined with the lack of any reasonable updates from WES, has led us to cease current promotion of MultiGen, until such time that we are assured by WES that such efforts are to the benefit of the Company and our shareholders.

Services

Blue Bench Class II SWD in Utah

Through an acquisition of all of the issued and outstanding membership interests of Pro Water Utah, the Company acquired the Blue Bench Class II SWD well.  The Blue Bench Class II SWD well is owned and operated by Pro Water Utah in Duchesne, Utah and is one of the few, available commercial methods for disposing Produced Water in that area.  Pro Water Utah’s Blue Bench Class II SWD well takes the Produced Water brought in from customers in the surrounding oil and gas fields and converts that Produced Water into processed water, which can be reused when drilling for oil and gas, or alternatively safely injected into approved formations thousands of feet below potential ground water zones.

The Blue Bench Class II SWD well resides on two five-acre parcels. With the exception of a few outlying buildings, the Blue Bench Class II SWD well has been completely re-designed to increase the capacity for production and allow the Blue Bench Class II SWD well to operate during the winter months. With the completion of the upgrades and automation, the redesigned Blue Bench Class II SWD well was originally capable of handling over 7,000 barrels of Produced Water per day.  Efficiency and automation designs allow the Blue Bench Class II SWD well to operate with minimal labor while achieving maximum production results. While the Blue Bench Class II SWD previously operated at greater than expected capacity, current estimates have led us to believe that the overall well capacity is lower than expected, and therefore we are currently exploring additional new technologies to enhance the production capability and cut down on operating costs at the facility. This technology would also improve the oil water separation process, allowing for additional oil recovery.

Centerline Salt Water Disposal Wells in North Dakota

Through our wholly owned subsidiary ProWater Colorado, we had planned this year to construct three SWD wells utilizing the Centerline SWD System. However, during the past year, we finished construction of our Class II SWD well in Cartwright, North Dakota (the “Cartwright Well”) and in Williston, North Dakota (the “Williston Well”) we are close to completion.

The Cartwright Well construction has been completed and is in partial operation, however we believe it will be fully operational in Fall of 2013. The current data available to us implies that this well has an excellent probability of being able to receive large volumes of water.

The Williston Well has been drilled, the wellhead is completed, and the foundations, truck offloads, and the tank farm have been installed. As additional financing is secured, the pump facility for the Williston Well is expected to be delivered in the next several months and is anticipated to be in operation by the spring of 2014. Current data available to us implies that this well also has a good probability of being able to receive large volumes of water.

Operational History

Pro Water Utah

DES Technology

On April 23, 2012 we entered into a letter of intent with Dehydration & Environmental Systems, Inc. (“DES”) to test DES’s DryVac technology at the Blue Bench Class II SWD well.   The letter of intent has lapsed, and no further advances have been made.

Blue Bench II SWD

On July 7, 2010, we entered into the Pro Water acquisition agreement (the "Pro Water Agreement") to acquire 100% of the membership interests of Pro Water Utah, from its sole member, Metropolitan Real Estate, LLC (the “Metropolitan”), a New York limited liability company. Metropolitan is an entity controlled by Mr. Horst Geicke, a beneficial owner of the Company.  Pro Water Utah’s sole business is its ownership and operation of the Blue Bench II SWD well and refinery in Duchesne, Utah.  In exchange for the purchase of the membership interest of Pro Water Utah, we assumed all Pro Water Utah’s debts, 1,333,333 shares of our restricted common stock were to be issued, and a convertible secured promissory note (the "Pro Water Note") was to be issued.  The amount of the Pro Water Note was in the amount of $2,000,000, at an interest rate of 5% per annum, payable quarterly over a period of one year commencing on the closing date of the Pro Water Agreement.   In addition, the Pro Water Note had a conversion feature, which at the sole option of the holder, would convert the Pro Water Note into shares of restricted common stock at a price of $1.50 per share.  The Pro Water Note is secured by all of the assets of Pro Water Utah. Subsequent to the closing of the Pro Water Agreement, Pro Water Utah became our wholly-owned subsidiary.

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

The acquisition of Pro Water Utah was accounted for as a reverse acquisition in accordance with Accounting Standards Codification (“ASC”) 805 Business Combinations. We determined for accounting and reporting purposes that Pro Water was the acquirer because of the significant holdings and influence of Mr. Horst Geicke before and after the acquisition. As a result of the transaction, Mr. Horst Geicke, individually and through entities of which he has common control (the “Control Group”) owned in excess of 44% of issued and outstanding common stock of the Company on a diluted basis.

As of April 12, 2013, Mr. Horst Geicke notified the Company that he was converting the Pro Water Note, due to lack of timely payments, into shares of restricted common stock. However, instead of converting the outstanding principal amount of $1,304,666 and accrued interest amount of $28,951 due to Mr. Geicke according to the terms of the Pro Water Note, Mr. Geicke and the Company agreed to convert the principal and accrued interest due on the Pro Water Note into 10,258,589 shares of restricted common stock, valued at $0.13 per share.

Because SWD wells are essential to the responsible processing of Produced Water from the oil and gas industry, we acquired Pro Water Utah to expand our water processing services for the disposal of Produced Water. Through the Blue Bench Class II SWD well in Utah, we have established a customer base and are currently generating a positive monthly cash flow.  Since January of 2011, business of Pro Water Utah’s Blue Bench Class II SWD well steadily increased, however, diminishing capacity in the current formation has resulted in a decline in sales. We are currently evaluating the financial needs to once again increase capacity and the related sales at the Blue Bench Class II SWD in Utah. While there are several key factors to obtaining new business, the ratio of available business per customer is based solely on the number of oil and gas wells the customer has within the serviceable radius of the injection well.  As new oil and gas wells are developed within the serviceable radius of the Blue Bench Class II SWD well, the ratio of customers to percentage of business will increase.

ProWater Colorado

Our wholly owned subsidiary, ProWater Colorado, in which we plan to develop additional technologies for disposing of salt-water from oil and gas wells including technologies such as Centerline SWD System, and designing, building and operating SWD wells that are used in the oil and gas industry.

Centerline SWD System

Our proven dedication to the industry has created partnership opportunities and solid relationships with vendors, customers, and potential customers in Utah and North Dakota for the Centerline SWD System.  Reports from the United States Geological Survey (“USGS”) show that the Bakken Shale formation could hold more crude oil than the entire Middle East region, which could produce crude oil for the next 20-35 years.  The lack of SWD well locations that previously served as one of the largest roadblocks holding back the number of crude oil wells in this area has greatly diminished over the last year.  As a result, the company is evaluating current demands and will hold off on the development of a third disposal well until such time that the need is ascertained.

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

Class II SWD wells are the preferred disposal system in the U.S., as many states are banning evaporation pits.  In the state of North Dakota, permitting for evaporation pits is not allowed. Produced Water is commonly shipped to SWD wells by truck, or by a limited number of pipelines.  Oil producers do not want to deal with wastewater disposal and only build disposal wells when commercial disposals are not conveniently available.  Therefore, through our wholly owned subsidiary ProWater Colorado, we can become a key partner to these oil producers.

We have set out a three phase approach for the growth and success of the Centerline SWD System.This year, in phase one, ProWater Colorado delivered one Centerline SWD System in North Dakota to our Cartwright Well. The Cartwright Well began generating income in November 2012. With additional financing, ProWater Colorado is anticipated to deliver another Centerline SWD facility to our Williston Well, which is anticipated to come online in spring of 2014.  The lack of SWD well locations that previously served as one of the largest roadblocks holding back the number of crude oil wells in this area has greatly diminished over the last year. As a result, the previous plan outlined in our last 10-K for phase two in which we anticipated completing an additional three to four Centerline SWD Systems in 2014 in North Dakota and Montana has been put on hold. The planned phase three, in which we anticipated the leasing and operations of the Centerline SWD System, and the further use of ProWater Colorado’s technology and design team to assist major oil and gas companies throughout the U.S., however, will continue to move forward.

Design, Building and Operating SWD Wells

We have been working in Utah, North Dakota and Montana to identify potential SWD well sights, in an effort to obtain operating and drilling permits for the most desirable of those locations for expansion. Currently, our focus is on strategic acquisitions and new site evaluations in the Bakken formation in the United States, and for additional markets in the future.

Termination of Project Finance Transaction

On September 17, 2012, through ProWater Colorado, we entered into an asset purchase agreement, and amendment thereto on October 23, 2012 (collectively the “APA”), contingent on shareholder approval, the assumption of certain debts by PWCO, LLC, a Colorado limited liability company (“PWCO”), and ProWater Colorado’s contribution of the assets of the Cartwright Well, the Williston Well, and our Centerline SWD Technology (the Cartwright Well, the Williston Well, and the Centerline SWD System shall collectively be referred to as the “Projects”) to PWCO in exchange for 35% ownership in PWCO.

By us entering into the APA as part of a series of transactions, collectively referred to as the “Project Finance Transaction”, the Company, along with the other members of PWCO, were leveraging PWCO’s $2,000,000 revolving line of credit, personally guaranteed by Robert Glaser and Keith Morlock, two officers and directors of the Company, including the anticipated project finance investment of $6,000,000 by Cancen Oil Processors, Inc., a corporation formed under the laws of Alberta, Canada (“Cancen Private Co.”) to complete the Projects. Therefore, we would have had the ability to finish the building and development of the Projects without diluting our shareholders, and at the same time having a substantial interest in PWCO. On December 21, 2012, at our annual meeting of the shareholders for the fiscal year ended March 31, 2012, the shareholders approved the APA, and the Project Finance Transaction.

However, as of April 12, 2013, the Company, Cancen Private Co., Bridgewell Worldwide Limited (“Bridgewell”), Keith Morlock (“Morlock”) and Robert Glaser (“Glaser”), have agreed to rescind the APA, and make null and void any and all documentation associated with the Project Finance Transaction (such documentation shall be referred to herein as the “JV Documentation”). However, irrespective of the fact that the Project Finance Transaction was never consummated, the following steps have been taken, first, all of the assets and liabilities of ProWater Colorado that were transferred to PWCO pursuant to the APA were returned in full to ProWater Colorado, second, PWCO is in the process of being wound up and dissolved and all membership interests of PWCO cancelled, and lastly, the Company assumed the $2,000,000 loan from Bridgewell, as an Amended and Restated Revolving Note Agreement. The material terms of the Amended and Restated Revolving Note Agreement included the following; a) the principal amount shall be increased to $2,300,000, plus 5% interest; b) the personal guarantees of Morlock and Glaser shall be terminated, and in exchange, the ProWater shall grant a first priority security interest to Bridgewell in the Cartwright Well; and lastly, c) upon the mutual consent of the Company and Bridgewell, any outstanding principal and interest may be converted at any time, into common stock of the Company.

On April 30, 2013, due to non-payment, Bridgewell notified us that they desired to convert the Amended and Restated Revolving Loan Agreement into 18,153,846 shares of restricted common stock, valued at $0.13 per share, making the Amended and Restated Revolving Loan Agreement paid in full, and of no further effect. We agreed to the conversion, and issued 18,153,846 shares to Bridgewell.

As of March 31, 2013, the $6.0 million in capital which was anticipated to be raised for the Project Finance Transaction from Cancen Private Co., or another qualified investor, had not yet been funded. Thus, the accounting method SET Corp expected after the funding of the Project Finance Transaction would have been accounted for under the equity method as SET Corp would have held a 35% ownership in PWCO and have significant influence over that entity. However, because such funding had not been raised, the assets, liabilities, and the operating results of PWCO have been consolidated into the financial statements as the transaction was never consummated and the majority of the liability and benefit always remained with SET Corp.

DynIX™

We have signed licensing agreements for Australia and Asia with WES.  However, currently there are no definitive or pending agreements for DynIX™, and with the lack of reasonable updates from WES, we are currently evaluating our relationship with WES.

MultiGen

On August 27, 2010, we entered into a Technology Purchase Agreement with WES.  In exchange for an investment in WES, we purchased certain technologies, including all intellectual property rights and pending patents of WES.  Such patents and patent applications include patent number 20088237617 and patent application number 2010118129.  Both patents relate to the water extraction and electricity generation units, referred to as MultiGen. Multiple Patent Cooperation Treaties have been filed in Canada, Mexico, Nigeria, South Africa and the United States.

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

On October 17, 2011, we shipped the first order for its high efficiency MultiGen combined cooling, heating and power, plus water generation systems (CCHP +H20) to a commercial facility in Australia for a retrofit construction project. Subject to a successful outcome of the first installation, coordinated by WES, further orders were expected in 2012. Due in part to delays on behalf of a key supplier, designated by WES, WES was unfortunately unable to complete installation of the first MultiGen in the time frame they originally provided. These extended delays directly resulted in SET Corp’s, intention to promote the MultiGen throughout the Americas, starting with the USA, in 2012, to be delayed indefinitely.

While the Capstone generator was successfully commissioned on February 2, 2013 and was anticipated to be put into complete 24-hour operation in March 2013, we have been unable to obtain satisfactory project updates from WES. This first installation was done in conjunction with the Queensland Government and their relationship with the TAFE School.

We have carefully evaluated the delays in getting the first MultGen to market, the effects that such delays have had on the value of such assets and WES’s inability to fulfill previous sales projections, combined with the direct effect this has had on our corporate stock prices. The conclusion of this evaluation, combined with the lack of any reasonable updates from WES, has led us to cease current promotion of MultiGen, until such time that we are assured that such efforts are to the benefit of the Company and our shareholders.

We remain hopeful that this first project will serve as the basis for future opportunities to do additional government projects in Australia. Successful production results of the current installation, combined with the necessary updates from WES, would allow us to show customers the MultiGen in an actual operating environment, with real-time monitoring of all outputs including electricity, heat, air conditioning and water production.

Prior Company Businesses

Prior to our business of the development of sustainable environmental technologies, the Company, under prior management, was involved in several business ventures and other consumer, retail and commercial ventures, all of which have been abandoned.

Status of Publicly Announced New Products and Services

See above for discussion in principal products and services.

Competition

Pro Water Utah has three competitors in Utah. Water Disposal Inc. (“WDI”) has two injection wells that are located in Roosevelt, Utah and are approximately 24 miles further away from the primary oil producers in the vicinity than our well. This is important, as the trucking costs are greater than the disposal costs for injecting the water. The closer you are, the lower the overall disposal coast will be. The third disposal site is an evaporation pit one mile further than our facility.

ProWater Colorado has multiple competitors in North Dakota. Each SWD well can service about 25-50 oil wells. Approximately 2,000 permits to drill new wells were issued last year with about the same number slated for this year. The current number of new SWD wells has momentarily outpaced local need, with the result of reduced business and a decline in the price per barrel that we can charge for the processing of Produced Water.

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

While we believe that DynIX™ provides an efficient environmental solution to the cleaning of Coal bed methane Water, current natural gas prices, as well as new regulations related to the surface discharge of the related water have minimized any available sale opportunities.

MultiGen technology is the first of its kind and does not currently have any competition. As far as similar types of green technology that would be similar would be solar panels or windmills. Although both of these systems produce electrical power they do not provide the additional benefits of producing free heating or air conditioning nor do they produce free water as an additional byproduct. MultiGen provides numerous eco-tech solutions that bridge the gap between existing energy inefficient buildings and the sustainable development and design needs of tomorrow.  By providing a complete sustainable solution, every MultiGen is able to provide 65kWh of electricity, up to 2,000 liters of water per day and provide supplemental air conditioning and heating.  MultiGen is able to produce energy at half the price of the grid, while saving up to 400 tons of carbon each year.  With an average ROI of 20 years for solar, MultiGen has an ROI of 5 years and is 78% more efficient than a comparable solar panel installation.

WES represents two of our product lines. The first is the DynIX system for cleaning Produced Water from Coal Bed Methane CBM or Coal Seam Gas CSG wells as they call them in Australia.   Ionics, GE Water, and EMIT Water Discharge Technology would be the same competitors in Australia as we sell against here in the US. Many of these competitors have established histories of operation and greater financial resources than the Company, enabling them to finance acquisitions and development opportunities, to pay higher prices for the same opportunities, and to develop and support their own operations. In addition, many of these companies have greater name recognition. As far as the MultiGen technology goes it is so new that there are no direct competitors yet as the product is just being released. As far as similar types of green technology that would be similar would be solar panels or windmills. Although both of these systems produce electrical power they do not provide the additional benefits of producing free heating or air conditioning nor do they produce free water as an additional byproduct.

Currently we have ceased all current promotions of MultiGen, until such time that we are assured by WES, that such efforts are to the benefit of both the Company and our shareholders.

Intellectual Property

Trademarks

We own the DynIX™ registered trademark, Registration Number 4,286,533, and have two trademark applications pending; a word mark for Centerline, Application Number 85/764,065, and a word mark for ProWater, Application Number 85/764,068.

Patents

We own the DynIX™ wastewater technology protected by US Patent Number 8,168,068 and the proprietary know how which is expected to form the basis for further patents filings based on the fundamentals in the issued patent.

We have two other pending patents for the MultiGen Technology in Australia, 20088237617 and 2010228129 in addition to multiple applications under the Patent Cooperation Treaty, which have been filed in Canada, Mexico, Nigeria, South Africa and the United States.

Government Approval and Compliance with Environmental Laws

Our operations are subject to the United States federal, state and local laws and regulations regulating the discharge of materials into the environment or otherwise relating to health and safety or the protection of the environment. Additional laws and regulations, or changes in the interpretations of existing laws and regulations, that affect our business and operations may be adopted, which may in turn impact our financial condition. The following is a summary of the more significant existing health, safety and environmental laws and regulations to which our operations are subject.

Hazardous Substances and Waste

The United States Comprehensive Environmental Response, Compensation, and Liability Act, as amended, referred to as “CERCLA” or the “Superfund” law, and comparable state laws, impose liability without regard to fault or the legality of the original conduct on certain defined persons, including current and prior owners or operators of a site where a release of hazardous substances occurred and entities that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these “responsible persons” may be liable for the costs of cleaning up the hazardous substances, for damages to natural resources and for the costs of certain health studies. Although we use operating and disposal practices that are standard in the industry, hydrocarbons or other wastes may have been released at properties owned or leased by us now or in the past, or at other locations where these hydrocarbons and wastes were taken for treatment or disposal. Under CERCLA, and analogous state laws, we could be required to clean up contaminated property (including contaminated groundwater), or to perform remedial activities to prevent future contamination.

Occupational Safety and Health Act

We are subject to the requirements of the United States Occupational Safety and Health Act, as amended, or “OSHA,” and comparable state laws that regulate the protection of employee health and safety. OSHA’s hazard communication standard requires that information about hazardous materials used or produced in our operations be maintained and provided to employees, state and local government authorities and citizens.

SWD Wells

We operate SWD wells that are subject to United States Clean Water Act, as amended, or “CWA”, the Safe Drinking Water Act, or “SWDA,” and state and local laws and regulations, including those established by the Underground Injection Control Program of the United States Environmental Protection Agency, or “EPA,” which establishes the minimum program requirements including for permitting, testing, monitoring, record keeping and reporting of injection well activities. All of our salt-water disposal wells are located in Utah and North Dakota. Regulations in Utah and North Dakota require us to obtain a permit to operate each of our SWD in those states. These regulatory agencies have the general authority to suspend or modify one or more of these permits if continued operation of one of our underground injection wells is likely to result in pollution of freshwater, substantial violation of permit conditions or applicable rules, or leaks to the environment. Any leakage from the subsurface portions of the injection wells could cause degradation of fresh groundwater resources, potentially resulting in cancellation of operations of a well, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource and imposition of liability by third parties for property damages and personal injuries.

Government Permitting and Approval

Pro Water Utah received a permit for passing a Mechanical Integrity Test (“MIT”) test, done by the state of Utah. This permit is valid for five (5) years. In addition to the MIT, we do monthly reporting of all injection numbers to the Utah Department of Oil, Gas, and Mining (“UDOGM”).

The Cartwright Well was brought online in November of 2012, and is currently permitted and bonded. The Williston Well, which is not completed, is anticipated to be completed in Spring of 2014, and is currently permitted and bonded. Additionally, we will provide the state of North Dakota with ongoing reports as required for both wells.

MultiGen

The MultiGen Technology has no government permits required other than standard building and electrical permits that would be required for industrial electric and air conditioning installations.

Employees

As of March 31, 2013, we have eight (8) full time employees and no part time employees. We have two (2) part time consultants that assist with billing and accounting.

Additional Information

Information that we file with or furnish to the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to or exhibits included in these reports, are available free of charge on our website at www.setcorp.com soon after such reports are filed with or furnished to the SEC. From time to time, we also post announcements, updates, events, investor information and presentations on our website in addition to copies of all recent press releases. Our reports, including any exhibits included in such reports, that are filed with or furnished to the SEC are also available on the SEC’s website at www.sec.gov. You may also read and copy any materials we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549; information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. You may request copies of these documents from the SEC, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, and Washington, D.C. 20549.

Neither the contents of our website nor that maintained by the SEC are incorporated into or otherwise a part of this filing. Further, references to the URLs for these websites are intended to be inactive textual references only.

ITEM 2.  PROPERTIES

Our corporate operations are conducted in Upland, CA in which we rent 4,330 square feet of office space for $4,763 per month.

For our SWD wells, we operate the Blue Bench Class II SWD well on approximately 10 acres of property we own in Duchesne, Utah.

For our SWD wells in North Dakota, we have a surface lease for 10 acres in Cartwright, ND for the Cartwright Well and a surface lease for 10 acres in Williston, ND for the Williston Well. The Cartwright Well surface lease has a term of fifteen years, and the Williston Well has a surface lease for the term of ten years. For each of the surface land leases, as long as each of the wells are in operation, the monthly rent paid to each land owner shall be based upon a fee of $0.07 per barrel of Produced Water taken in at each of the respective well.

ITEM 3.  LEGAL PROCEEDINGS

On April 27, 2012, a Complaint was filed against the Company by a previous consultant in the Orange County Superior Court (Shani Investments v. SET, Orange County Superior Court 30-2012-00565519). This is an action for Breach of Contract, Breach of Implied Covenant and Common Counts with the trial date being set for September 23, 2013. The plaintiff has a motion for summary judgment scheduled for August 22, 2013.   Plaintiff’s total claim is for approximately $500,000, including interest.  At this time, it has been determined that it is likely the case will go to trial.

On May 16, 2013, a Complaint was filed against the Company by another previous related consultant in the United States District Court (Rimon Consultancy v. SET, United States District Court CV 13-00900 FMO).  This is an action for Breach of Contract with a prayer for approximately $473,000. We filed a motion to dismiss on July 5, 2013, and therefore we are waiting to file any additional responsive pleadings until there is an outcome on the motion to dismiss.  We will vigorously defend the action.

ITEM 4.  MINE SAFETY DISCLOSURES

This item is not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock currently is quoted on the OTCQB under the symbol “SETS”. The following tables set forth the high and low bid information for the Common Stock for each quarter within the last two fiscal years:

QUARTERLY COMMON STOCK PRICE RANGES

Quarter Ended	High	Low

June 30, 2011	$2.10	$0.75
September 30, 2011	$1.80	$0.75
December 31, 2011	$3.00	$1.05
March 31, 2012	$2.14	$1.17
June 30, 2012	$1.39	$0.36
September 30, 2012	$0.97	$0.35
December 31, 2012	$0.50	$0.23
March 31, 2013	$0.33	$0.15

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

There were approximately 250 holders of record of our Common Stock as of March 31, 2013.

Dividends

We do not anticipate paying dividends in the foreseeable future.  There are no restrictions on our present ability to pay dividends to shareholders of our Common Stock, other than those prescribed by California law.

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

The 2006, 2007, and 2010 Plans have no shares reserved for issuance.

As of the end of the fiscal year ended March 31, 2013, we have issued the following stock options and shares under the Plans:

Equity Compensation Plan Information

Plan category	Number of securities remaining to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)

Equity compensation plans approved by security holders: 2006 Plan	–	$–	–

Equity compensation plans approved by security holders: 2007 Plan	26,667	$0.36	–

Equity compensation plans approved by security holders: 2010 Plan	1,012,479	$0.32	–

Equity compensation not pursuant to a plan	–	$–	–

Total	1,039,145	$0.33	–

Recent Sales of Unregistered Securities

We did not make any sales of unregistered equity securities during year ended March 31, 2013, except as previously reported in our current reports on Form 8-K filed with the SEC.

As an update to the Form 8-K that was filed on May 8, 2013 with the SEC, in which we reported that on May 7, 2013 we entered into a securities purchase agreement exempt from registration under Regulation S and Section 4(2) with an accredited investor for the purchase of 20,000,000 shares of our common stock for $2,600,000 at $0.13 per share, as of the date of this filing full consideration has been received.

Repurchase of Equity Securities

We did not repurchase any options or warrants for shares of our common stock nor did we repurchase any shares of our common stock.

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

For a full discussion of our business please see Item 1 which begins on Pg. 2 of this Report

Results of Operations for the Fiscal Years Ended March 31, 2013 and 2012

The following table summarizes the results of our continuing operations amounts for the periods and dates shown:

	For the Year Ended March 31,
	2013	2012
Combined Statement of Operations Data:
Revenue	$3,405,687	$4,269,529
Cost of revenue	1,438,369	1,605,247
Operating expenses	2,556,527	2,123,260
Operating income (loss)	(589,209)	541,022
Other income (expense)	(13,847)	529,462
Income (loss) from operations	(603,056)	1,070,484
Net income (loss)	$(1,275,127)	$2,254,920

Revenues decreased $863,842 or 20%, for the year ended March 31, 2013 compared to the corresponding prior period. This decrease is based upon management’s decision to reduce its volume intake to maximize the Blue Bench Class II SWD wells longevity. The long term effect of utilizing the wells maximum capacity would create additional capital investment and maintenance costs that outweigh the benefits to short term revenue gains. The Blue Bench Class II SWD well and Cartwright Well are currently averaging over 5,500 BPD and 1,800 BPD, respectively, which is within the original forecast projected. The Company’s largest customer accounted for 78% of revenue compared to 81% for the corresponding prior period.

Cost of revenue decreased $166,878 or 10%, for the year ended March 31, 2013 compared to the corresponding prior period. As a percentage of revenues, cost of revenue was 42% compared to 38% in the prior period. Items included within cost of revenues represent labor, depreciation and amortization, equipment rental, supplies, utilities, repair and maintenance. Principal factors contributing to the decrease in cost of revenue included a decrease in variable expenditures such as rental equipment and repair and maintenance due to the decrease in barrels produced. Payroll related costs are primarily fixed due to the minimal staffing required to monitor the facility and thus do not fluctuate significantly from period to period.

Total operating expenses increased $433,267 or 20% for the year ended March 31, 2013 compared to the corresponding prior period due to traveling and administrative costs related to the previously disclosed pending acquisition that was cancelled and approximately $204,000 increase in stock based compensation due to options and shares issued for services. Operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, depreciation and amortization, legal expense, information systems expense, product marketing, and sales expense. During the years ended March 31, 2013 and 2012, expenditures included approximately $845,000 and $641,000 for stock based compensation, $442,000 and $285,000 in professional fees, $607,000 (including $79,000 in severance) and $437,000 in salaries and wages, respectively, and general corporate expenditures for the Company for rent, utilities, etc.

Total other expense was $13,847 for the year ended March 31, 2013 compared to income of $529,462 for the corresponding prior period due to a decrease in financing activities. Other income (expense) includes interest income, interest expense, change in fair value of derivative liability, and gain on settlement of payables and accrued liabilities. The other expense during the current period was primarily related to $119,846 to the change in fair value of derivative liability and $191,954 of interest expense.

Provision for income taxes was $672,071 for the year ended March 31, 2013 compared to a benefit of $1,170,275 for the corresponding prior period due to use of deferred tax assets.

Segment Results for the Fiscal Years Ended March 31, 2013 and 2012

The following should be read in conjunction with the annual financial results of fiscal 2013 for each reporting segment. See “Notes to Consolidated Financial Statements, Note 11 — Segment Information.” We evaluate the performance of our segments based on net income (loss) from continuing operations. Certain income and charges are not allocated to segments in our management reports because they are not considered in evaluating the segments’ operating performance. The following is a summary of information about profit or loss by segment.

	For the Year Ended March 31, 2013			For the Year Ended March 31, 2012
	Pro Water	SET Corp	Total	Pro Water	SET Corp	Total
Revenues	$3,405,687	$–	$3,405,687	$4,269,529	$–	$4,269,529
Cost of revenues	1,438,369	–	1,438,369	1,605,247	–	1,605,247

Gross profit	1,967,318	–	1,967,318	2,664,282	–	2,664,282

Operating expenses:
General and administrative	564,988	1,883,204	2,448,192	469,204	1,528,764	1,997,968
Research and development	–	–	–	–	125,292	125,292
Impairment of intangible assets	–	108,335	108,335	–	–	–
Total operating expenses	564,988	1,991,539	2,556,527	469,204	1,654,056	2,123,260

Operating income (loss)	1,402,330	(1,991,539)	(589,209)	2,195,078	(1,654,056)	541,022
Other income (expense):
Interest income	110	580	690	111	644	755
Interest expense	(173,673)	(18,281)	(191,954)	(221,176)	(82,338)	(303,514)
Change in fair value of derivative liability	–	119,846	119,846	–	127,438	127,438
Other, net	(26,964)	84,535	57,571	(28,256)	733,039	704,783
Total other income (expense)	(200,527)	186,680	(13,847)	(249,321)	778,783	529,462

Income (loss) before provision (benefit) for income taxes	1,201,803	(1,804,859)	(603,056)	1,945,757	(875,273)	1,070,484

Provision (benefit) for income taxes			672,071			(1,170,275)
Net income (loss) from continuing operations			(1,275,127)			2,240,759
Net income (loss) from discontinued operations						14,161
Net income (loss)			$(1,275,127)			$2,254,920

Pro Water (“Pro Water Utah” and “ProWater Colorado”)

All revenues and cost of revenues are associated with the Pro Water segment. See explanation above regarding changes in revenues and cost of revenues.

Total operating expenses increased $95,784 or 20% for the year ended March 31, 2013 compared to the prior period presented due to the increase in management and administrative costs of the Company as discussed above. Also as a result, as a percentage of revenue, operating expenses increased from 11% to 17%.

Total other expense decreased $48,794 or 20% for the year ended March 31, 2013 compared to the prior period presented due to a decrease in financing activities. Other expense includes interest income and interest expense. The decrease during the current period was primarily related to approximately $109,000 of amortization expense related to the beneficial conversion feature allocated to Pro Water in connection with the $2.0 million note payable to the former shareholder of Pro Water. At March 31, 2013 and 2012, the outstanding balances on the Pro Water note were $1,170,584 and $1,326,184, net of the unamortized discounts of $134,082 and $243,310, respectively. During the year ended March 31, 2013 and 2012, the Company amortized $109,228 and $139,146 of the discount or 8% and 9% of the liability to interest expense, respectively, using the effective interest method.

SET Corp

There is no revenue generated by this segment for any of the periods presented.

Total operating expenses for the year ended March 31, 2013 increased $337,483 or 20% compared to the prior period presented due to increased operations. Operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, depreciation and amortization, legal expense, information systems expense, product marketing, sales expense, and research and development expenses. During the year ended March 31, 2013 and 2012, expenditures included approximately $722,000 and $559,000 for stock based compensation, $371,000 and $244,000 in professional fees, $389,000 (including $34,000 in severance) and $216,000 in salaries and wages, respectively, and general corporate expenditures for SET Corp for rent, utilities, etc.

Total other income for the year ended March 31, 2013 was $186,680 compared to income of $778,783 for the prior period presented due to approximately $625,000 of write-offs related to a note payable and the related accrued interest, as well as approximately $81,000 for the write-off of certain accounts payable, offset by interest expense of $82,000 related to interest accrued on outstanding notes in the prior period. Other income includes interest expense, change in fair value of derivative liability, and other.

Liquidity and Management’s Plans

As shown in the accompanying consolidated financial statements, during the year ended March 31, 2013, we incurred an operating loss before income taxes of $603,056.  As of March 31, 2013, we had a working capital deficit of $3,156,652. In addition, operations are primarily concentrated with two customers, one which represented 78% and one which represented 10% of total revenues. During the year ended March 31, 2013, we generated positive cash flows from operations of $874,823. The net loss during the year ended March 31, 2013 was primarily due to a 20% decrease in revenue due to a 3% decrease in sales with our majority water processing customer and 20% increase in operating expenses mostly due to salaries, severance agreements, and stock-based compensation. During the year ended March 31, 2013, we funded operations through cash flows generated from the Pro Water segment and sales of common stock. In fiscal 2014, we intend to fund operations and pay down liabilities through cash on hand and the positive cash flow being generated by the Pro Water segment. In addition, we intend to continue to negotiate the settlement of liabilities. The Company has subsequently converted over $3,600,000 of debt into stock and its majority shareholder has committed to $2,600,000 in a stock purchase agreement of which $2,600,000 has been received and has been used to decrease Pro Water Colorado payables from approximately $3,000,000 to $1,100,000. In addition, the Company has recorded a gain on settlement of accounts payable of approximately $140,000 due to negotiations.

If current and projected revenue growth does not meet Management estimates, the Management may choose to raise additional capital through debt and/or equity transactions, renegotiate current convertible debt obligations, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation. Currently, we cannot provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to us, further capital needs are identified and if we are not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations. We believe our plans will enable us to continue for a period in excess of one year from the date of the most recent balance sheet. The Company currently has $276,558 in cash on hand, is expecting $150,000 in subscriptions receivable, and with revenue generated from the Pro Water segment is expected to fund operations for a period of at least one year.

Operating Activities

Cash provided by operating activities during the years ended March 31, 2013 and 2012 were $874,823 and $868,990, respectively.  In 2013, this was the result of a net loss of $1,275,127 offset by non-cash and non-operating items (depreciation, stock-based compensation, change in fair value of warrant liability, stock issued for services, income tax provision, and interest expense from the amortization of debt discounts) totaling $1,978,909 and net inflow of current assets and liabilities of $171,041, which was primarily due to the decrease in prepaids and increase in accounts payable.

Investing Activities

Cash used in investing activities during the years ended March 31, 2013 and 2012 were $4,652,701 and $965,803, respectively. In 2013 and 2012, the primary investing activity was purchase of fixed assets related to the injection well of $4,627,701 and $965,803, respectively. Significant expenditures were made by us to automate, winterize and add additional stations to the injection well for increased production in 2012.

Financing Activities

Financing cash flows during the year ended March 31, 2013 amounted to $1,927,918 and consisted of $2,300,000 of proceeds from related party note payable, payments on a related party convertible note payable of $264,828, and payment on notes payable of $107,254. We used the proceeds to fund operations and make improvements to the DIW and building of the Cartwright Well. In addition, payments made were in accordance with agreements in place. In the 2012 period, financing cash flows amounted to $1,905,280 and consisted of proceeds from sale of common stock of $2,301,250, payments on a related party convertible note payable of $227,226, and payments on notes payable of $156,914. These contributions were necessary to fund operations and make improvements to the DIW and building of the Cartwright Well.

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

Revenue Recognition

We generate revenues from our Blue Bench Class II SWD well and Cartwright Well. Customers are charged on a per barrel rate for the water in which we dispose. Revenue is recorded when the water is disposed assuming all the revenue recognition criteria stated below are satisfied. In connection with the water disposal, we reclaim oil which is suspended within the water. Periodically, we sell this reclaimed oil to third parties and revenue is recognized upon sale assuming all the revenue recognition criteria stated below are satisfied. We record revenue when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the prices for the services performed and the collectability of those amounts. In addition, the Company extends credit to customers in which have shown the ability to pay for the services. At times, we extend credit to new customers; however, such is not done until we are satisfied through references, evidence of financial soundness, etc. Provisions for allowances are performed periodically and estimates for uncollectable amounts are recorded as necessary based on our estimates.

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

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The method to estimate the deferred tax asset is based on the feasibility of recoverability of the asset. The valuation allowance applied to the deferred tax asset is based on our relatively short operating history, which is primarily based on one significant customer concentration and the current expansion into a new market and limitations on net operating losses due to the significant change in ownership of the Company in the fiscal year 2011 and subsequent to year end.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC Rule 13a-15 or Rule 15d-15, our Chief Executive and Principal Accounting & Financial Officers carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures are effective as of March 31, 2013 and that they do allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as such report is not required for smaller reporting companies.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

Our Board of Directors currently consists of two (2) directors. The following sets forth certain information about each of the directors and executive officers:

KEITH MORLOCK, 37, DIRECTOR, CHIEF EXECUTIVE OFFICER AND CORPORATE SECRETARY. Mr. Morlock serves as a Director, and as our CEO and Corporate Secretary. He also serves as our President of ProWater Colorado and Pro Water Utah, where he is responsible for the management, sales and operations of its class II deep injection well business. Mr. Morlock also serves as President of SET IP Holdings, where he is responsible for the evaluation, testing, certification and expansion of corporate technology and acquisitions.

Mr. Morlock has an extensive history in GMP, SOP’s and more than 14 years of dealing with regulatory agencies including the EPA, SEC and the FDA. He was responsible for implementing and overseeing water treatment designs related to critical areas in pharmaceutical manufacturing. In addition, his expertise includes researching, analyzing, and monitoring financial, technological, and demographic factors to capitalize on market opportunities and minimizing competitive activity. He has developed and executed comprehensive operational and marketing plans, both short and long range, to support the sales and revenue objectives of the organization.

This background has given him a unique opportunity to evaluate the current state of the industry, come to the forefront with unprecedented improvements and form a state-of-the-art technology that separates us from all competition.  This attitude has helped to form the new designs and innovations that our proprietary Centerline SWD facilities are based upon; and of which Mr. Morlock is its primary creator.  This manufacturing discipline has proven that creating small but significant changes can result in large profits.  His primary focus is always on customer service and the belief that the resulting relationships are invaluable in creating new corporate opportunities.  These relationships further serve as a way to keep him aware of the latest industry trends and innovations.

On April 19, 2013, the Board of Directors elected Mr. Morlock to serve as the interim Chief Executive Officer and Director until his resignation or until his successor is elected or appointed.

ALLAN VIERNES, 27, CHIEF FINANCIAL AND ACCOUNTING OFFICER, of AVV & Associates, is acting as our interim Chief Financial and Accounting Officer until his resignation, or until his successor is elected or appointed in his place. Mr. Viernes has been a California Certified Public Accountant since 2008. His business background and practice has focused on accounting, SEC matters, bankruptcy reporting, and claims analysis and financial modeling. Mr. Viernes served as an auditor with McKennon Wilson & Morgan, a public accounting firm, from 2006 to 2009 focusing on audits of private and publicly-held companies. He graduated with a Bachelor of Administration with a concentration in accounting in 2006 from DeVry University, and earned his Masters of Business Administration from the Keller Graduate School of Management in 2008.

STEVE RITCHIE, 66, DIRECTOR, retired Brig. Gen. USA, DIRECTOR since 2005. Gen. Ritchie became an advisory board member to the Company in August 2005 and subsequently became a Director in October 2005. Prior to joining the Company in these positions, Mr. Ritchie had a career in the US Air Force, culminating with the rank of Brigadier General.

Former Directors and Officers

On March 29, 2013, Cynthia Glaser agreed to tender her resignation as Chief Financial and Accounting Officer to pursue other business opportunities and endeavors. As of April 12, 2012, Ms. Glaser and the Company entered into a confidential settlement agreement and mutual release of liability in which the parties have agreed, along with other terms, conditions and covenants, to terminate all obligations under the Employment Agreement entered into by and between the Company and Ms. Glaser on November 1, 2010. As consideration for entry into the confidential settlement agreement and mutual release of liability, Ms. Glaser was paid a total severance salary of $19,000 paid over a three month period.

On April 19, 2013, Robert Glaser agreed to tender his resignation as CEO, and as a member of the Board of Directors, also to pursue other business opportunities and endeavors. On April 16, 2013, Mr. Glaser and the Company entered into a confidential settlement agreement and mutual release in which the parties have agreed, along with other terms, conditions and covenants, to terminate all obligations under the employment agreement entered into on November 2, 2010, and an amendment thereto on April 19, 2011, by and between Mr. Glaser and the Company. Mr. Glaser, as consideration for the confidential settlement agreement and mutual release, was paid a total severance salary of $45,000 paid over a three month period.

Family Relationships

None of our current officers or directors have a “family relationship” as defined under Item 401(d) of Regulation S-K of the Securities Act of 1933. However, our previous Chief Executive Officer, Bob Glaser, and Cynthia Glaser, our previous Chief Financial and Accounting Officer, are married.

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

Compliance with Section 16(A) of the Exchange Act

Section 16 of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership. Based on a review of such forms, and Financial we believe that during the last fiscal year, except for the following, all of our executive officers, directors and ten percent shareholders complied with the Section 16 reporting requirements:

•	Horst Geicke failed to report 1 transaction.
•	Bob Glaser filed 1 report late to report 8 late transactions.
•	Cynthia Glaser filed 1 report late to report 5 late transactions.
•	Keith Morlock filed 1 report late to report 7 late transactions.
•	Steve Ritchie filed 1 report late to report 5 late transactions.

Code of Ethics

We have adopted a code of ethics that is applicable to our directors and officers. Our code of ethics is posted on our website and can be accessed at WWW.SETCORP.US

Nominating and Compensation Committees

The Board of Directors does not have a standing nominating committee, compensation committee or any committees performing similar functions. As there are only two Directors serving on the Board, it is the view of the Board that all Directors should participate in the process for the nomination and review of potential Director Candidates and for the review of our executive pay practices. It is the view of the Board that the participation of all Directors in the duties of nominating and compensation committees ensures not only as comprehensive as possible a review of Director Candidates and executive compensation, but also that the views of independent, employee, and shareholder Directors are considered.

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

Board Meetings and Annual Meeting Attendance

The Board of Directors acted 23 times by unanimous written consent in lieu of a meeting during the fiscal year ended March 31, 2013.

We held an Annual Shareholder Meeting for the fiscal year ended March 31, 2012 on December 21, 2012.

Audit Committee

We currently do not have an Audit Committee and the Board of Directors serves this function.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation of our Executive Officers for the fiscal years ending on March 31, 2013 and 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)(3)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Robert Glaser	2013	180,000	23,000	27,250	(4)	31,684	(2)	–	–	10,385	(1)	272,319
Former CEO and Director (5)	2012	144,824	14,400	-	(4)	61,000	(2)	–	–	–		220,224

Cynthia Glaser (6)	2013	76,000	7,060	10,750	(4)	1,785		–	–	1,949	(1)	97,544
Former Principal Financial Officer	2012	76,417	4,560	-	(4)	10,166		–	–	–		91,143

Keith Morlock	2013	180,000	23,000	27,250	(4)	31,684	(2)	–	–	7,788	(1)	269,722
CEO and Director	2012	144,824	14,400	-	(4)	61,000	(2)	–	–	–		220,224

(1)	Amounts represent payment for accrued vacation.
(2)	Options relating to Director Compensation for Mr. Glaser and Mr. Morlock are disclosed on Director Compensation Table.
(3)	See Note 2 to the consolidated financial statements for assumptions used in valuing stock compensation.
(4)	Discretionary performance-based stock bonuses for the fiscal year ended March 31, 2013. There were no stock awards issued for the fiscal year ended March 31, 2012.
(5)	On April 19, 2013, Robert Glaser agreed to tender his resignation as CEO, and as a member of the Board of Directors, also to pursue other business opportunities and endeavors.
(6)	On March 29, 2013, Cynthia Glaser agreed to tender her resignation as Chief Financial and Accounting Officer to pursue other business opportunities and endeavors.

Narrative Disclosure to Summary Compensation Table

Material Employment Terms for Bob Glaser and Keith Morlock

Pursuant to employment agreements adopted on November 1, 2010, as amended on April 7, 2011, Bob Glaser and Keith Morlock, earned: (1) annual base salaries of $144,000, (2) have the opportunity for base salary increases, annual cash and stock option bonuses based on Company performance metrics; (3) certain expense reimbursement; and (4) certain executive benefits. As of April 1, 2012, Mr. Glaser and Mr. Morlock both received an increase to their annual base salary pursuant to their aforementioned Employment Agreements and Amendments thereto.  Thus, each had an annual updated base salary of $180,000 per year. Pursuant to such employment agreements, if Mr. Glaser or Mr. Morlock were terminated without cause, as defined in the agreements, such officer would have been entitled to a payment of 8 months of the current base salary and would have received acceleration of vesting of outstanding stock options issued pursuant to the agreements.

Updated Employment Terms of Keith Morlock

By mutual agreement, as of December 31, 2012 Mr. Morlock’s employment contract was terminated, an in consideration for such termination he received a severance salary of $17,500 for three months thereafter, an issuance of 93,750 shares of restricted common stock for the remaining director’s stock issuance, and a five year extension of all remaining options then outstanding and issued. On April 18, 2013, the board of directors authorized the continuation of Mr. Morlock’s severance salary for the month of April, thereafter he will receive a monthly salary of $20,000 per month. In addition, the board had Mr. Morlock paid a bonus of $4,500, which was the bonus he would have received under the previous employment contract with the Company.

Updated Termination of Employment for Robert Glaser

By mutual agreement, as of April 16, 2013, Mr. Glaser’s employment contract was terminated in consideration of a mutual release of liability and a severance salary of $45,000, which was paid over three months. All of Mr. Glaser’s options, and his remaining issuance for directors’ bonus shares, were cancelled.

Material Employment Terms for Allan Viernes

Pursuant to a letter agreement with AVV & Associates, Mr. Viernes as a consultant to the Company, shall be paid a monthly fee for such services in the amount of $10,000 per month.

Material Employment Terms and Termination of Employment for Cynthia Glaser

Pursuant to an employment agreement adopted on November 1, 2010, Cynthia Glaser, our CFO, earns: (1) an annual base salary of $76,000, (2) has the opportunity for base salary increases, annual cash and stock option bonuses based on Company performance metrics; (3) certain expense reimbursement, and (4) certain executive benefits. Per such agreement, if Mrs. Glaser was terminated without cause, she would be entitled to a payment of 6 months of her current base salary and will receive acceleration of vesting of outstanding stock options issued pursuant to the agreement.

However, by mutual agreement, as of April 12, 2012, Mrs. Glaser’s employment contract was terminated in consideration of a mutual release of liability and a severance salary of $19,000, which was paid to her over three months. All of Mrs. Glaser’s options were also cancelled.

Director Compensation

The following table sets forth the compensation of our directors for the fiscal years ending on March 31, 2013 and 2012, respectively (if not addressed in the Executive Officer Compensation table above).

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steve Ritchie	2013	–	101,200	11,158	–	–	–	112,358
	2012	–	24,375	62,000	–	–	–	86,375

Bill Ball (2)	2013	–	–	–	–	–	–	–
	2012	–	–	30,000	–	–	–	30,000

Walter Ivison (3)	2013	–	–	–	–	–	–	–
	2012	–	–	30,000	–	–	–	30,000

Robert Glaser (4)	2013	–	97,500	–	–	–	–	97,500
	2012	–	24,375	62,000	–	–	–	86,375

Keith Morlock	2013	–	170,625	–	–	–	–	170,625
	2012	–	24,375	62,000	–	–	–	86,375

(1)	See Note 2 to the consolidated financial statements for assumptions used in valuing stock compensation.
(2)	On September 19, 2011,Bill Ball was not re-elected by the majority of the shareholders to serve on the Board of Directors.
(3)	On September 19, 2011, Walter Ivison was not re-elected by the majority of the shareholders to serve on the Board of Directors.
(4)	On April 19, 2013, Robert Glaser agreed to tender his resignation as CEO, and as a member of the Board of Directors, also to pursue other business opportunities and endeavors.

Outstanding Equity Awards At Fiscal Year End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)(1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Robert Glaser	73,333			$0.36	7/7/2013
	33,333			$0.36	3/31/2014
	40,000			$0.36	4/4/2021
	26,667			$0.36	10/7/2021
	50,000			$0.36	3/27/2022
	31,272	95,553		$0.25	12/31/2022
	–	12,500		$0.16	3/31/2023

Keith Morlock	106,667			$0.36	12/31/2017
	40,000			$0.36	4/4/2021
	26,667			$0.36	10/7/2021
	50,000			$0.36	3/27/2022
	31,272	95,553		$0.25	12/31/2022

Steve Ritchie	13,333			$0.36	2/23/2014
	73,333			$0.36	7/7/2013
	40,000			$0.36	4/4/2021
	26,667			$0.36	10/7/2021
	11,013	33,649		$0.25	12/31/2022

Cynthia Glaser	8,333			$0.36	3/31/2014

(1)	On June 13, 2012, the Board of Directors of the Company via unanimous written consent re-priced all of the stock options outstanding under our non-statutory stock options under the Corporation’s 2006, 2007 and 2010 incentive and non-statutory stock option plans at $0.36 per share of common stock of the Company. The Board of Directors re-priced such stock options to keep such employees and consultants who were granted options incentivized. The re-pricing resulted in additional stock compensation expense recorded in general and administrative expense in the statement of operations for the Year ended March 31, 2013 of $6,453.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDERS MATTERS

The following table sets forth the current common stock ownership of (i) each person known by us to be the beneficial owner of five percent (5%) or more of our common based upon approximately 65,532,793 shares outstanding as of July 10, 2013, (ii) each officer and director of the Company individually, and (iii) all officers and directors of the Company as a group. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and/or warrants held by that person that are currently exercisable, as appropriate, or will become exercisable within sixty (60) days of the reporting date are deemed outstanding, even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial. The address of each owner is in care of the Company at 2345 W Foothill Blvd., Suite 12, Upland, CA 91786.

TITLE OF CLASS	NUMBER OF SHARES	NOTE	PERCENT OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER
Common	36,737,253		56.1%	Horst Geicke
				15/F, AIA Central 1 Connaught Road Central Hong Kong

Common	18,493,284		28.2%	Grant King
				2345 W. Foothill, Suite 12 Upland, CA 91786

Common	1,073,756	(1, 3)	1.6%	Keith Morlock, CEO and Director
				2345 W. Foothill, Suite 12 Upland, CA 91786

Common	580,885	(1, 4)	0.9%	Robert Glaser, Former CEO and Director
				2345 W. Foothill, Suite 12 Upland, CA 91786

Common	213,239	(1, 5)	0.3%	Steve Ritchie, Director
				2345 W. Foothill, Suite 12 Upland, CA 91786

Common	1,150	(1)	(2)	Walter Ivison, Former Director
				2345 W. Foothill, Suite 12 Upland, CA 91786

Common	49,704	(1, 6)	0.1%	Cynthia Glaser, Former Principal Financial Officer
				2345 W. Foothill, Suite 12 Upland, CA 91786

Common	10,000	(1)	(2)	Bill Ball, Former Interim Chairman of Board of Directors
				2345 W. Foothill, Suite 12 Upland, CA 91786

Common	1,928,734	(1)	2.9%	Officers and Directors as a Group

1.	All officers and directors as a group (6 persons) Amount to approximately 2.3% of the outstanding stock and 2.9% Beneficial Ownership.
2.	Less than 0.01%.
3.	Mr. Morlock has 766,683 shares of common stock issued and 307,073 vested options as of July 10, 2013.
4.	Mr. Glaser has 580,885 shares of common stock issued as of July 10, 2013.
5.	Mr. Ritchie has 103,750 shares of common stock issued and 109,489 vested options as of July 10, 2013.
6.	Mrs. Glaser has 49,704 shares of common stock issued as of July 10, 2013.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal years ended March 31, 2013 and 2012, the Company had the following related party transactions:

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

Convertible Note Payable to Metropolitan Real Estate LLC

On July 7, 2010, we entered into an agreement to acquire Pro Water Utah. In connection with the acquisition, the member of Pro Water Utah received a $2.0 million secured convertible promissory note payable over the period of one year from the closing date, incurring interest at 5% annually and a conversion feature at the option of the holder into shares of our common stock at a price of $1.50 per share.  The note is secured by all the assets of Pro Water Utah.  No beneficial conversion feature was recorded in connection with the note as the conversion price represented the closing price of our common stock on the date of the agreement. In addition, we recorded the $2,000,000 convertible note as a reduction to additional paid-in capital as it was deemed to be a return of capital initially contributed to Pro Water Utah by the member.

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

On January 14, 2011, the terms of the convertible note were amended. As of the date of the amendment, the unpaid principal amount was $1,880,000. Under the terms of the new agreement, the term of the note was extended to five years and all accrued interest was forgiven. We are to make 60 monthly payments of $35,478 commencing January 2011 and concluding December 2015. All other terms, including conversion and interest rates remained the same. The effective interest rate for the year ended March 31, 2011 was 22%. Under ASC 470, Debt, we accounted for the change in terms of the debt as an extinguishment of the debt due to the significant change in the repayment period which impacted the expected cash flows in excess of 10%. Thus, the existing discount of $183,333 was removed and a new discount, with a beneficial conversion feature of $400,000 was recorded. Due to Geicke being a significant shareholder, no gain or loss was recorded and the result of the extinguishment was recorded to additional paid in capital. At March 31, 2012 and 2011, the $243,310 and $382,455 unamortized discount on the note was allocated between short and long term based on the expected annual amortization of which $109,318 and $139,196 has been allocated to short-term portion with the remaining $133,992 and $394,308 allocated to long-term portion. During the years ended March 31, 2013 and 2012, the Company amortized $109,228 and $139,146 of the discount to interest expense, respectively, using the effective interest method. The note holder requested the principal payments for November and December 2011 and January and February 2012 be deferred. Therefore, payments are added on to the end of the term. The following is the expected amortization for the remaining discount under the effective interest rate method for the years ending March 31: $77,964, $45,005, and $11,023 in 2014, 2015, and 2016, respectively. The note was converted to common stock subsequent to year end. See Note 6.

Horst Geicke

See Notes 6 and 13 for transactions with Horst Geicke, a significant shareholder of the Company and former member of Pro Water Utah.

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

On April 4, 2011, we granted 40,000 stock options to Robert Glaser with an exercise price of $0.75 per share. The options vest over one year. On October 7, 2011, we granted 26,667 stock options to Robert Glaser with an exercise price of $1.20 per share. The options vest over one year. On March 27, 2012, we granted common stock to three board members which vest over a twenty-four (24) month period, starting April 1, 2012 and then the first of each quarter thereafter (ending January 1, 2014). Under the agreement, we agreed to issue 150,000 shares of common stock to Robert Glaser.  See Note 10 for additional information.  On March 31, 2012, we granted 50,000 stock options to Robert Glaser with an exercise price of $1.20 per share according to his employment contract. The options vest over one year.

See Notes 8, 9, and 10 for transactions with Robert Glaser, the Company’s former Chief Executive Officer and director on the Board of Directors.

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

See Notes 8, 9, and 10 for transactions with Cynthia Glaser, the Company’s former Chief Financial Officer and Principal Accounting Officer.

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

At March 31, 2012, the company owed an entity controlled by Keith Morlock $0 for management services previously provided under a consulting contract. Payments to this entity during the year ended March 31, 2012 were $29,500.

See Notes 8, 9, and 10 for transactions with Keith Morlock, the Company’s interim Chief Executive Officer and director on the Board of Directors.

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

See Note 6 for discussion regarding the conversion of the Bridgewell Worldwide Limited Note.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Detail of fees paid to dbbmckennon:

a.	Audit Fees: Aggregate fees billed for professional services rendered for the audit of our annual financial statements for the periods ended March 31, 2013 and 2012, were approximately $85,000 and $105,000, respectively.
b.	Audit-Related Fees: Aggregate fees billed for review of the Company’s SEC comment letters for the periods ended March 31, 2013 and 2012, were approximately $7,000 and $5,000.
c.	Tax Fees. Fees billed for tax services were approximately $9,000 and $10,500 for the periods ended March 31, 2013 and 2012, respectively.

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

SUSTAINABLE ENVIRONMENTAL TEHCHOLOGIES CORPOATION

Dated: July 15, 2013	/s/ Keith Morlock
By: Keith Morlock,
Chief Executive Officer

Dated: July 15, 2013	/s/ Allan Viernes
By: Allan Viernes
Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Keith Morlock	Director	July 15, 2013
Keith Morlock

/s/ Steve Ritchie	Director	July 15, 2013
Steve Ritchie

EXHIBIT INDEX

Exhibit Number	Description

3(i)	Restated Articles of Incorporation (1)
3(ii)	Amendment to Articles of Incorporation (7)
3(ii)	Amended and Restated Bylaws (1)
3(iv)	Amended and Restated Bylaws (8)
10.1	Pro Water Acquisition Agreement and Convertible Secured Promissory Note (2)
10.2	Amendment No. 1 to Pro Water Acquisition Agreement (3)
10.3	Technology Purchase Agreement with World Environmental Solutions Pty Ltd. (4)
10.4	Amendment to Convertible Secured Promissory Note (5)
10.5	Amendment to Technology Purchase Agreement with World Environmental Solutions Pty Ltd. (6)
10.6	Amendment No. 1 to the Asset Purchase Agreement and the Asset Purchase Agreement (9)
10.7	Amended and Restated Revolving Loan Agreement (10)
21.1	Subsidiaries
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

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

(1)	Incorporated by reference from Exhibit 3(i) and Exhibit 3(ii) to the Company’s Annual Report on Form 10-K as filed with the SEC on June 29, 2012.
(2)	Incorporated by reference from Exhibit 1.01 to the Company’s Current Report on Form 8-K as filed with the SEC on July 9, 2010
(3)	Incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K as filed with the SEC on July 14, 2010.
(4)	Incorporated by reference from Exhibit 10 to the Company’s Current Report on Form 8-K as filed with the SEC on September 3, 2010.
(5)	Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on February 17, 2011.
(6)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 8, 2011.
(7)	Incorporated by reference from Exhibit 3(i) to the Company’s Current Report on Form 8-K as filed with the SEC on December 31, 2012.
(8)	Incorporated by reference from Exhibit 3(ii) to the Company’s Current Report on Form 8-K as filed with the SEC on December 31, 2012.
(9)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on November 16, 2012.
(10)	Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K as filed with the SEC on April 22, 2013.

28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

Sustainable Environmental Technologies Corporation

We have audited the accompanying consolidated balance sheets of Sustainable Environmental Technologies Corporation and its subsidiaries (the “Company”) as of March 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of March 31, 2013 and 2012. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sustainable Environmental Technologies Corporation and subsidiaries as of March 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ dbbmckennon

dbbmckennon

Newport Beach, California

July 15, 2013

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of March 31,	As of March 31,
	2013	2012
Assets (Note 6)
Current assets:
Cash and cash equivalents	$63,767	$1,913,727
Accounts receivable, net of allowance for doubtful accounts of $6,000 and $6,000, respectively	428,853	300,112
Prepaids and other current assets	51,870	39,383
Deferred tax assets	42,279	117,126
Total current assets	586,769	2,370,348

Property and equipment, net	9,937,616	2,153,374
Other assets	110,742	699,950
Intangible assets, net	101,248	248,443
Goodwill	66,188	66,188
Deferred tax assets, long-term	512,681	1,116,964

Total Assets	$11,315,244	$6,655,267

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,346,572	$284,488
Accrued salaries, wages, and related party consulting fees	71,010	134,235
Accrued liabilities	263,962	178,086
Income taxes payable	–	59,200
Related party convertible notes payable, net of discount of $0 and $109,318, respectively	–	246,012
Notes payable	61,877	124,577
Total current liabilities	3,743,421	1,026,598

Related party convertible notes payable, long-term, net of discount of $134,082 and $133,992, respectively	1,170,584	1,080,172
Related party notes payable	2,300,000	–
Warrant liability	–	119,846
Other long-term liabilities	112,548	9,900
Total liabilities	7,326,553	2,236,516

Commitments and Contingencies (Note 10)

Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 4,582,827 issued at March 31, 2013 and 2012, none outstanding	–	–
Common stock, $0.001 par value, 100,000,000 shares authorized; 17,120,358 and 16,458,524 issued and outstanding at March 31, 2013 and 2012, respectively	17,121	16,458
Additional paid-in capital	7,259,074	6,414,670
Accumulated deficit	(3,287,504)	(2,012,377)
Total stockholders' equity	3,988,691	4,418,751

Total Liabilities and Stockholders' Equity	$11,315,244	$6,655,267

The accompanying notes are an integral part of these consolidated financial statements.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

	For the Year Ended March 31,
	2013	2012
Revenues:
Water processing	$2,964,940	$3,510,837
Reclaimed oil	440,747	758,692
Total revenues	3,405,687	4,269,529

Cost of revenues:
Water processing	1,262,332	1,376,166
Reclaimed oil	176,037	229,081
Total cost of revenues	1,438,369	1,605,247

Gross profit	1,967,318	2,664,282

Operating expenses:
General and administrative	2,448,192	1,997,968
Research and development	–	125,292
Impairment of intangible assets	108,335	–
Total operating expenses	2,556,527	2,123,260

Operating income (loss)	(589,209)	541,022

Other income (expense):
Interest income	690	755
Interest expense	(191,954)	(303,514)
Change in fair value of derivative liability	119,846	127,438
Other, net	57,571	704,783
Total other income (expense), net	(13,847)	529,462

Income (loss) before provision (benefit) for income taxes	(603,056)	1,070,484

Provision (benefit) for income taxes	672,071	(1,170,275)

Net income (loss) from continuing operations	(1,275,127)	2,240,759

Net income (loss) from discontinued operations	–	14,161
Net income (loss)	$(1,275,127)	$2,254,920

Basic and diluted net income (loss) available to common shareholders
Continuing operations	$(0.08)	$0.17
Discontinued operations	$–	$–
Net income (loss)	$(0.08)	$0.17

Diluted net income (loss) available to common stockholders:
Continuing operations	$(0.08)	$0.14
Discontinued operations	$–	$–
Net income (loss)	$(0.08)	$0.14
Weighted average shares - basic	16,831,357	15,028,294
Weighted average shares - diluted	16,831,357	17,313,252

The accompanying notes are an integral part of these consolidated financial statements.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Defict)
Balances - March 31, 2011	14,629,962	$14,630	$3,659,159	$(4,267,297)	$(593,508)

Stock issued for cash	1,500,000	1,500	2,299,750	–	2,301,250
Cashless exercise of stock options	20,000	20	14,980	–	15,000
Repurchase of stock options	–	–	(8,000)	–	(8,000)
Repurchase of common stock	(3,333)	(3)	(3,827)	–	(3,830)
Common stock issued to related parties for consulting fees	266,666	266	199,734	–	200,000
Common stock issued for services	40,050	40	46,520	–	46,560
Common stock issued in settlement of accounts payable and accrued liabilities	5,179	5	10,095	–	10,100
Amendment of WES Acquisition	–	–	(183,123)	–	(183,123)
Stock-based compensation	–	–	379,382	–	379,382
Net income	–	–	–	2,254,920	2,254,920

Balances - March 31, 2012	16,458,524	16,458	6,414,670	(2,012,377)	4,418,751

Common stock issued to related parties for services	661,834	663	589,486	–	590,149
Stock-based compensation	–	–	254,918	–	254,918
Net loss	–	–	–	(1,275,127)	(1,275,127)

Balances - March 31, 2013	17,120,358	$17,121	$7,259,074	$(3,287,504)	$3,988,691

The accompanying notes are an integral part of these consolidated financial statements.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

	For the Year Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(1,275,127)	$2,254,920
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of debt discounts related to beneficial conversion features and warrants	109,228	143,511
Gain on settlement of note payable and accrued interest	–	(624,909)
Deferred income tax provision (benefit)	679,130	(1,234,090)
Impairment of intangible assets	108,335	–
Loss on disposal of assets	27,820	28,256
Change in fair value of derivative liabilities	(119,846)	(127,438)
Depreciation and amortization	416,660	196,167
Stock-based compensation	845,067	640,942
Gain on settlement and extinguishment of accounts payable	(87,485)	(140,625)
Change in operating assets and liabilities:
Accounts receivable	(128,741)	66,912
Prepaid expenses	27,275	(43,141)
Accounts payable	162,089	(175,204)
Accrued liabilities	169,618	(149,688)
Income taxes payable	(59,200)	33,377
Net cash provided by operating activities	874,823	868,990

Cash flows from investing activities:
Purchase of property and equipment	(4,627,701)	(965,803)
Other assets	(25,000)	–
Net cash used in investing activities	(4,652,701)	(965,803)

Cash flows from financing activities:
Proceeds from sale of common stock	–	2,301,250
Proceeds from related party note payable	2,300,000	–
Repurchase of common stock	–	(3,830)
Repurchase of stock options	–	(8,000)
Payments on related party convertible note payable	(264,828)	(227,226)
Payments on notes payable	(107,254)	(156,914)
Net cash provided by financing activities	1,927,918	1,905,280

Net increase (decrease) in cash	(1,849,960)	1,808,467
Cash - beginning of year	1,913,727	105,260
Cash - ending of year	$63,767	$1,913,727

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$61,602	$98,485
Income taxes	$52,141	$30,438

Non-cash investing and financing activities:
Purchase of property and equipment in accounts payable	$2,943,161	$–
Issuance of common stock in settlement of accounts payable and accrued liabilities	$–	$10,100
Issuance of convertible note, common stock, and warrants for cost investment and pending patents	$–	$140,000

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

In addition to these areas of expertise, SET Corp provides customized services that include design, construction management, operation and maintenance services, and equipment manufacturing for industrial and municipal sectors. With strategic partnerships, through prominent global manufacturers and distributors, SET Corp has access to a worldwide sales and distribution network. Currently, our revenues are derived within the United States.

Termination of Project Finance Transaction

On September 17, 2012, through ProWater, LLC (“ProWater Colorado”), an entity owned by the Company, we entered into an asset purchase agreement, and amendment thereto on October 23, 2012 (collectively the “APA”), contingent on shareholder approval, the assumption of certain debts by PWCO, LLC, a Colorado limited liability company (“PWCO”), and ProWater’s contribution of the assets of the Cartwright Well, the Williston Well, and our Centerline SWD Technology (the Cartwright Well, the Williston Well, and the Centerline SWD System shall collectively be referred to as the “Projects”) to PWCO in exchange for 35% ownership in PWCO.

By us entering into the APA as part of a series of transactions, collectively referred to as the “Project Finance Transaction”, the Company, along with the other members of PWCO, were leveraging PWCO’s $2,000,000 revolving line of credit, personally guaranteed by Robert Glaser and Keith Morlock, two officers and directors of the Company, including the anticipated project finance investment of $6,000,000 by Cancen Oil Processors, Inc., a corporation formed under the laws of Alberta, Canada (“Cancen Private Co.”) to complete the Projects. Therefore, we would have had the ability to finish the building and development of the Projects without diluting our shareholders, and at the same time having a substantial interest in PWCO. On December 21, 2012, at our annual meeting of the shareholders for the fiscal year ended March 31, 2012, the shareholders approved the APA, and the Project Finance Transaction.

However, on April 12, 2013, the holders of the membership interests of PWCO, which includes the Company, Cancen Private Co., Bridgewell Worldwide Limited (“Bridgewell”), Keith Morlock (“Morlock”) and Robert Glaser (“Glaser”), agreed to rescind the APA, and make null and void any and all documentation associated with the Project Finance Transaction (such documentation shall be referred to herein as the “JV Documentation”). To return the parties to their original position after the rescission, the following steps have been taken, first, all of the assets and liabilities of ProWater Colorado that were transferred to PWCO pursuant to the APA were returned in full to ProWater Colorado, second, PWCO is in the process of being wound up and dissolved and all membership interests of PWCO cancelled, and lastly, the Company assumed the $2,000,000 loan from Bridgewell, as an Amended and Restated Revolving Note Agreement. The material terms of the Amended and Restated Revolving Note Agreement included the following; a) the principal amount increased to $2,300,000, plus 5% interest; b) the personal guarantees of Morlock and Glaser terminated, and in exchange, the ProWater shall grant a first priority security interest to Bridgewell in the Cartwright Well ; and lastly c) upon the mutual consent of the Company and Bridgewell, any outstanding principal and interest may be converted at any time, into common stock of the Company.

On April 30, 2013, Bridgewell notified us that they wanted to convert the Amended and Restated Revolving Loan Agreement into 18,153,846 shares of restricted common stock, valued at $0.13 per share, making the Amended and Restated Revolving Loan Agreement paid in full, and of no further effect.

As of March 31, 2013, the $6.0 million in capital which was anticipated to be raised for the Project Finance Transaction from Cancen Private Co., or another qualified investor, had not yet been funded. Thus, the accounting method SET Corp expected after the funding of the Project Finance Transaction would have been accounted for under the equity method as SET Corp would have held a 35% ownership in PWCO and have significant influence over that entity. However, because such funding had not been raised, which was a significant factor in closing the transaction, the assets, liabilities, and the operating results of PWCO since inception have been consolidated into the financial statements as the transaction was never consummated and the majority of the liabilities and benefits remained with SETS.

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

Effective September 1, 2011, we entered into an amendment with WES to the aforementioned Technology Purchase Agreement (“Amendment to the TPA”).  Pursuant to the terms of the Amendment to the TPA: (i) SET Corp’s option to purchase 3% of the capital stock of WES has been canceled; (ii) WES’ warrant to purchase 333,333 shares of SET Corp’s common stock at a price of $5.25 per share has been canceled; (iii) WES’ $200,000 convertible secured promissory note issued by SET Corp. (convertible at $5.25 per share of SET Corp’s common stock), and all security interests granted there under, has been canceled; (iv) SET Corp’s ownership of 12% of the capital stock of WES has been canceled; (v) SET Corp’s payment to WES upon certain terms of WES’ successful installation and sale of a MultiGen unit has been reduced to 250,000 shares of SET Corp’s common stock; (vi) the maximum share issuance by SET Corp to WES based on WES royalties paid to SET Corp for certain WES sales of MultiGen units has been reduced to 333,333 shares of SET Corp’s common stock; (vii) any shares of SET Corp common stock issued to WES pursuant to the Agreement, as amended, shall be restricted from transfer for one year from the date of issuance; (viii) SET Corp maximum royalty obligation to WES for SET Corp sales of MultiGen units has been reduced to $500,000; (ix) WES shall pay SET Corp a royalty of 10% of gross revenues for WES sales of MultiGen units; (x) WES and SET Corp shall split 75/25 certain fees paid to WES in connection with agency for sales of MultiGen units outside of Australia; and (xi) the parties have covenanted to use their best efforts in regards to maintaining distributor status for sourcing components for the MultiGen units; WES retained 133,333 shares of common stock issued in connection with the original agreement. See Notes 2 and 3 for additional information.

Due to the significant change in the terms of the Technology Purchase Agreement, the Company determined that the Amendment to the TPA represented the establishment of a new agreement. Thus, the Company revalued the 133,333 shares of common stock issued to WES on the date of the Amendment to the TPA resulting in a value of $140,000 being applied to the pending patents. The Company determined that the fair market value of the common stock issued was more representative of fair value than the pending patents received. The net difference between removing the fair value of the items issued under the old Technology Purchase Agreement and the Amendment to the TPA were classified as additional paid in capital, thus, no gain or loss was recorded on the transaction. During the year ended March 31, 2013, the Company recorded $108,335 of impairment fully impairing the carrying value of the intangible assets, which is reflected in the statements of operations due to future expected cash flows not exceeding the carrying value of the assets. The Company did not believe such technology to be viable and therefore concluded on impairing the assets. As of March 31, 2013, none of the contingent consideration under the WES Agreement had been triggered.

Management’s Plans

As shown in the accompanying consolidated financial statements, during the year ended March 31, 2013, we incurred an operating loss before income taxes of $603,056.  As of March 31, 2013, we had a working capital deficit of $3,156,652.  In addition, operations are primarily concentrated with two customers, one which represented 78% and one which represented 10% of total revenues.  During the year ended March 31, 2013, we generated positive cash flows from operations of $874,823. The net loss during the year ended March 31, 2013 was primarily due to a 20% decrease in revenue due to a 3% decrease in sales with our majority water processing customer and 20% increase in operating expenses mostly due to salaries, severance agreements, and stock-based compensation. During the year ended March 31, 2013, we funded operations through cash flows generated from the Pro Water segment. In fiscal 2014, we intend to fund operations and pay down liabilities through cash on hand and the positive cash flow being generated by the Pro Water segment. In addition, we intend to continue to negotiate the settlement of liabilities. The Company has subsequently converted over $3,600,000 of debt into stock and its majority shareholder has committed to $2,600,000 in a stock purchase agreement of which all has been received and used to decrease Pro Water Colorado payables from approximately $3,000,000 to $1,100,000. In addition, the Company has recorded a gain on settlement of accounts payable of approximately $140,000 due to negotiations. The gains are expected to be recorded as a decrease in capital expenditures as all payables were incurred in connection with the construction of the North Dakota plants.

If current and projected revenue growth does not meet Management estimates, the Management may choose to raise additional capital through debt and/or equity transactions, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation.  Currently, we cannot provide assurance that such financing will be available to us on favorable terms, or at all. If, after utilizing the existing sources of capital available to us, further capital needs are identified and if we are not successful in obtaining the financing, we may be forced to curtail our existing or planned future operations. We believe our plans will enable us to continue for a period in excess of one year from the date of the most recent balance sheet. The Company currently has $353,381 in cash on hand and with revenue generated from the Pro Water segment is expected to fund operations for a period of at least one year.

Note 2 – Accounting Policies and Basis of Presentation

Principles of Consolidation

The consolidated financial statements include the assets, liabilities and operating results of the Company and its wholly-owned subsidiaries, Pro Water, LLC, a Utah limited liability company ("Pro Water Utah"), ProWater, LLC, a Colorado limited liability company ("Pro Water Colorado"), and SET IP Holdings LLC, a Utah limited liability company ("Set IP"), after elimination of all material inter-company accounts and transactions. OC Energy and balances related to the Company’s former wastewater treatment plant are classified as discontinued operations. Also consolidated into the financial statements are the assets, liabilities, and operating results of PWCO because as of the date of this filing the Project Finance Transaction had not been funded by Cancen Oil Processors, Inc., or another qualified investor(s). As of April 12, 2013, the APA was rescinded and PWCO was dissolved, and the parties were returned to their original position after the rescission because such funding had not been raised, the assets, liabilities, and the operating results of PWCO since inception have been consolidated into the financial statements as the transaction was never consummated and the majority of the liabilities and benefits remained with SETS.

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

Comparative Financial Information

Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013 and 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaids, accounts payable, accrued liabilities, notes payable, and convertible notes payable. Fair values for these items were assumed to approximate carrying values because of their short term in nature or they are payable on demand.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at March 31, 2013:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$63,767	$–	$–	$63,767
Total assets measured at fair value	$63,767	$–	$–	$63,767

Liabilities
Derivative instruments	$–	$–	$–	$–
Total liabilities measured at fair value	$–	$–	$–	$–

The following table presents the Company’s fair value hierarchy for assets measured at fair value on a recurring basis at March 31, 2012:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$1,913,727	$–	$–	$1,913,727
Total assets measured at fair value	$1,913,727	$–	$–	$1,913,727

Liabilities
Derivative instruments	$–	$119,846	$–	$119,846
Total liabilities measured at fair value	$–	$119,846	$–	$119,846

The Company measures certain assets at fair value on a nonrecurring basis. These assets include cost method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the years ended March 31, 2013 and 2012, the Company did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

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

Customer

The geographic location of the injection well is a direct factor with relation to the radius of customer’s injection wells that can be economically serviced. While there are several key factors to obtaining new business, the ratio of available business per customer is based solely on the number of wells the customer has within the serviceable radius of the injection well. As new gas wells are developed within the serviceable radius of the well, the ratio of customers to percentage of business will decrease. Until new wells are developed the expected customer to business ratio are not expected to change. During year ended March 31, 2013, the Company had two (2) customers that accounted for approximately 78% and 10% of its revenue and two (2) customers that accounted for 41% and 52% of its accounts receivable at March 31, 2013. During the year ended March 31, 2012, the Company had one (1) customer that accounted for approximately 81% of its revenue and 84% of its accounts receivable at March 31, 2012. The loss of our injection well customers would have a significant impact on the Company’s financial results. In addition, we are selling our reclaimed oil to two customers. If there was an issue with these customers, we have additional oil customers that would potentially take this position.

Cash Equivalents

All highly-liquid investments with a maturity of three (3) months or less are considered to be cash equivalents.

Restricted Assets

As of March 31, 2013, the Company has $70,000 in reclamation bonds and $25,000 in sales tax bonds with the State of North Dakota. The assets are restricted and classified as long-term other assets for the duration of doing business in the State of North Dakota.

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

Capitalized Interest

Beginning in November 2012 interest related to the Bridgewell Revolving Loan Agreement to build the Cartwright Well has been capitalized to the Injection Well within property and equipment. Capitalized interest is added to the cost of the underlying asset. During the year ended March 31, 2013, the Company capitalized interest of $50,000.

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

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent management's best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized is permanent and may not be restored. During the year ended March 31, 2013, the Company, the Company recorded $108,335 of impairment fully impairing the carrying value of certain intangible assets, which is reflected in the statements of operations due to future expected cash flows not exceeding the carrying value of the assets. The Company did not believe such technology to be viable and therefore concluded on impairing the assets. See Note 3.

Goodwill

Under the current accounting standards, the Company requires that goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to an annual impairment test which has two steps to determine whether an asset impairment exists. The first step of the impairment test identifies potential impairment by comparing the fair value with the carrying amount of the reporting unit, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of the impairment loss, if any. Intangibles with indefinite useful lives are measured for impairment by the amount that the carrying value exceeds the estimated fair value of the intangible. The fair value is calculated using the income approach. Intangible assets with definite useful lives will continue to be amortized over their estimated useful lives. Any impairment is recorded at the date of determination. ASU No. 2011-08 introduces an optional qualitative impairment effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2011. The update to ASC 350, Intangibles – Goodwill and Other introduced the option to perform a qualitative assessment of a reporting unit before performing step one of the impairment test. The qualitative assessment requires management to perform the assessment using a “more likely than not” concept whether the fair value of the reporting unit exceeds its carrying value.

The Company’s policy provides for annual evaluation of goodwill on the first day of the fourth fiscal quarter and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the operating segment level by comparing the segments' net carrying value, including goodwill, to the fair value of the segment. The fair values of our segments are estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the segment exceeds its fair value, goodwill is potentially impaired and a second test would be performed to measure the amount of impairment loss, if any. All goodwill is associated with the Pro Water segment. At March 31, 2013, the Company has determined that the fair value of the Pro Water segment is substantially in excess of the carrying value due to projected cash flows.

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

The Company estimates the fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with objectively measuring fair values. In selecting the appropriate technique, consideration is given to, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, the Company generally uses the Black-Scholes option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company's operating results will reflect the volatility in these estimate and assumption changes.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with ASC 605, Revenue Recognition. The Company generates revenues from its deep injection water disposal wells. Customers are charged on a per barrel rate for the water in which the Company disposes. Revenue is recorded when the water is disposed assuming all the revenue recognition criteria stated below are satisfied. In connection with the water disposal, the Company reclaims oil which is suspended within the water. Periodically, the Company sells this reclaimed oil to third parties and revenue is recognized upon sale assuming all the revenue recognition criteria stated below are satisfied, which is typically on delivery to the third party. The Company records revenue when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the prices for the services performed and the collectability of those amounts.  In addition, the Company extends credit to customers in which have shown the ability to pay for the services. At times the Company extends credit to new customers; however, such is not done until the Company is satisfied through references, evidence of financial soundness, etc. Provisions for allowances are performed periodically and estimates for uncollectable amounts are recorded as necessary based on management’s estimates.

Cost of Revenues

Costs of revenues include costs related to revenue recognized; such costs represent labor, depreciation and amortization, equipment rental, supplies, utilities, repair and maintenance, and royalties.

General and Administrative Expenses

General and administrative expenses include management and administrative personnel costs; corporate office costs; accounting fees, legal expense, information systems expense, and product marketing and sales expense.

Research and Development Expenses

Research and development expenses consisted of expenses related to its MultiGen technology, which is still in its preliminary stages and of which its future benefits are uncertain.

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

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive for the year ended March 31, 2013:

For the Year Ended March 31, 2013
Common stock options	294,930
Common stock warrants	–
Effect of convertible note payable	1,368,222
1,663,152

The Company excluded 938,668 warrants from the computation for the year ended March 31, 2013, as their exercise prices were in excess of the average closing market price of the Company’s common stock, causing their effects to be anti-dilutive using the treasury stock method.

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

Advertising Costs

The Company expenses all costs of advertising as incurred. The Company expensed $14,058 and $5,052 of advertising costs during the years ended March 31, 2013 and 2012, respectively.

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

The following weighted average variables were used in the Black Scholes model for all option issuances valued during the fiscal year ended March 31, 2013 and 2012.

Year ended March 31,	Stock Price at Grant Date	Dividend Yield	Exercise Price	Risk Free Interest Rate	Volatility	Average Life
2013	$0.25	–%	$0.25	1.73%	213%	10.0
2012	$1.02	–%	$1.02	0.83%	264%	5.5

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

Segment Reporting

The Company reports its segments under ASC 280, Segment Reporting, which establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. As of March 31, 2013 and 2012, the Company has two segments: Pro Water and SET Corp, with Pro Water being the only revenue producing segment.

Income Taxes

The Company follows ASC 740, Income Taxes for recording the provision for income taxes. The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Tax law and rate changes are reflected in income in the period such changes are enacted. The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company includes interest and penalties related to income taxes, including unrecognized tax benefits, within the income tax provision.

The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.

The Company recognizes windfall tax benefits associated with share-based awards directly to stockholders’ equity only when realized. A windfall tax benefit occurs when the actual tax benefit realized by the Company upon an employee's disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that the Company had recorded. When assessing whether a tax benefit relating to share-based compensation has been realized, the Company follows the tax law ordering method, under which current year share-based compensation deductions are assumed to be utilized before net operating loss carryforwards and other tax attributes.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"). ASU 2012-02 simplifies the requirements for testing for indefinite-lived intangible assets other than goodwill and permits an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative fair value test. This new guidance is effective for the Company beginning in the first quarter of 2013 and will be applied prospectively. The Company anticipates that the adoption of this standard will not have a material impact on the Company or its consolidated financial statements.

Note 3 – Intangible Assets

Customer Relationships

The customer relationship is being amortized over the period of seven years from the acquisition date of October 1, 2009. The goodwill is not subject to amortization and will not be deductible for income tax purposes. During the years ended March 31, 2013 and 2012, the Company recorded amortization expense to cost of goods sold related to the customer relationship of $28,860 and $28,936, respectively. The net carrying value of the customer relationship as of March 31, 2013 was $101,248. Future amortization expense of the customer relationship is expected to be as follows for the years ending March 31: $28,860, $28,860, $28,860, and $14,668 in 2014, 2015, 2016 and 2017, respectively. Goodwill represents expected synergies from the merger of operations. These synergies include a full management team and a formalized corporate organizational structure to expand the operations.  In addition, there were limited intangible assets in which did not qualify for separate recognition, such as an established workforce, but the effects on the consolidated financial statements are immaterial.

Pending Patents

In connection with the pending patents acquired from WES (See Note 1), the Company amortized the value of the patents over an estimated life of 15 years, which was the approximate remaining life and projected cash flows of the pending patents. During the year ended March 31, 2013, the Company amortized $10,000, which is included in general and administrative expense. During the year ended March 31, 2013, the Company, the Company recorded $108,335 of impairment fully impairing the carrying value of the intangible assets, which is reflected in the statements of operations due to future expected cash flows not exceeding the carrying value of the assets.

Note 4 – Property and Equipment

Property and equipment are as follows:

	March 31, 2013	March 31, 2012

Injection wells	$3,902,774	$613,976
Machinery and equipment	3,983,618	1,623,596
Construction in progress	2,479,907	71,476
Buildings	87,500	7,500
Land	51,000	51,000
Furniture and fixtures	4,188	36,465
Accumulated depreciation	(571,371)	(250,639)
Total	$9,937,616	$2,153,374

During the years ended March 31, 2013 and 2012, the Company recorded depreciation expense of $377,800 and $155,064, respectively. Cash flows of approximately $3,500,000 are needed to complete the construction in progress for another well in which the Company is in the process of securing, although no guarantees can be made. The amount of idle construction in progress at March 31, 2013 was $2,479,907 and $0, respectively. We expect the well to be completed by the end of fiscal year 2014.

Asset Retirement Obligations

Asset Retirement Obligations (“AROs”) provide for costs related to future disposal of assets. ARO accounting is specified by ASC 410-20. ARO includes remediation work necessary to restore a property, cleanup around an injection well, and removal of improvements to a site. It does not apply to unplanned cleanup costs, such as from an accident. The ARO liability is recognized in the period it was incurred, such as at acquisition or construction. The liability equals the present value of the expected cost of retirement/remediation. An asset equal to the initial liability is added to the cost of the asset, and depreciated over the life of the asset, which is 20 years for Pro Water’s injection wells. The liability is accreted up to its expected cost with accretion expense recorded as interest expense in the statements of operations. At March 31, 2013 and 2012, the Company recorded an asset retirement obligations of approximately $35,900 and $9,900 related to the Cartwright well and DIW as long-term liabilities on the consolidated balance sheet. During the year ended March 31, 2013, the Company recorded additions to asset retirement obligation of $26,000.

Note 5 – Certain Balance Sheet Elements

Accrued Liabilities

The Company’s accrued liabilities are as follows:

	March 31, 2013	March 31, 2012

Accrued interest	$33,747	$13,624
Accrued interest – related party	–	25,647
Royalties payable	96,247	61,995
Sales tax payable	108,968	–
Other	25,000	76,820
Total	$263,962	$178,086

Note 6 – Notes Payable

Note Payable to Vendor

On July 7, 2010, the Company assumed a promissory note to a vendor in settlement of $410,500. The vendor manufactured and installed the Company’s discontinued water treatment facility.  The note bore interest at 10% per annum with a one-time default penalty of 10% of the principal balance, and was secured by the Company’s Interceptor Plant contract and the equipment that was manufactured by the vendor.   During the year ended March 31, 2012, due to the passage of the statute of limitations the Company wrote off to other income the $410,500 note and accrued interest and penalties of $214,409.  The Company received a legal opinion supporting such in connection with the former liability. See Note 10 for discussion of pending litigation related to the promissory note.

Convertible Note Payable to WES

On August 27, 2010, in connection with the Agreement, the Company issued a convertible promissory note to WES in the amount of $200,000, without interest or maturity, convertible into Company common stock at a rate of $5.25 per share. The convertible note payable was payable at the Company’s discretion. The note was secured by the Technology. On the date of issuance, no beneficial conversion feature was present. The Company determined that they would pay the note in approximately 15 years. Thus, the Company recorded a discount of 11% in the amount of $157,159 against the notes. The discount was to be amortized to interest expense over the period of estimated maturity using the effective interest method. During the year ended March 31, 2012, the Company recorded interest expense of $4,365, and extinguished the related unamortized discount of $146,683 to additional paid-in capital. See Note 1 for information regarding the Transaction with WES.

MOU Note Payable

On July 7, 2010, the Company assumed a promissory note of $45,000 in connection with a memorandum of understanding to purchase SET Corp’s discontinued water treatment plant.   The note bears interest at 10% with a default rate of 18%.  As of March 31, 2013, the note is in default and interest is being accrued at the default rate.

Yates Petroleum

As discussed in the Company's prior SEC filings, including its Annual Report on Form 10-K for the fiscal year ended March 31, 2010, on August 2, 2010, in connection with cross complaint brought by Yates Petroleum ("Yates") against the Company in the District Court of Johnson County, Wyoming (Case no. CV-2008-0102), Yates' motion to continue hearing on summary judgment was denied, and the Company's motion for alternative dispute resolution was granted. As of November 30, 2010 an agreement, via arbitration, was reached.  The Company entered into an agreement dated November 30, 2010 which required that the Company pay a total of $175,000, incurring interest at 10% per annum, payable in 24 equal payments. As of March 31, 2013, the note was paid off.

Equipment Loan

In June 2010, the Company entered into a note payable agreement with an equipment provider for a machine in the amount of $38,745. The note bears interest at 7.25% per annum and is payable in 24 equal installments of $1,739, with the first installment due in July 2010. As of March 31, 2013 and 2012, the amount due on this loan was $0 and $5,275, respectively.

Related Party Convertible Note Payable to Metropolitan Real Estate LLC

On July 1, 2010, in connection with the acquisition of Pro Water Utah, the Company entered into a $2.0 million convertible note payable with Metropolitan Real Estate LLC, an entity controlled by Mr. Horst Geicke, a beneficial owner of the Company. Under the current terms of the convertible note payable, $1,600,000 of the note may be converted at $3.00 per share and $400,000 may be converted at $0.375 per share. The convertible note incurs interest at 5% per annum and secured by Pro Water Utah assets. The Company is to make 60 monthly payments of $35,478 commencing January 2011 and concluding December 2015, which was extended until April 2016 by the holder during the fiscal year ended March 31, 2012 due to lack of cash flows sufficient to make payments.

Since the conversion price of $0.375 related to $400,000 was significantly less than the fair value of the Company’s common stock per the closing market price, a beneficial conversion feature was present. The Company valued the beneficial conversion feature as of the date of the amended agreement in the amount of $696,000, and recorded the maximum discount allowed of $400,000 against the note. At March 31, 2013, the outstanding balance of $1,170,584, net of the unamortized discount of $134,082 was classified as long term based on its subsequent conversion on April 12, 2013 as discussed below. During the year ended March 31, 2013 and 2012, the Company amortized $109,228 and $139,146 of the discount or 8% and 9% of the liability to interest expense, respectively, using the effective interest method. As of March 31, 2013, $26,648 of accrued interest was classified as long-term liabilities due to its subsequent conversion.

On April 12, 2013, Metropolitan Real Estate LLC agreed to convert its outstanding principal balance of $1,304,666 and accrued interest of $28,951 into 10,258,589 shares of restricted common stock, valued at $0.13 per share. The unamortized discount of $130,333 was charged to expense. The Company is determining the accounting the accounting impact but is expected to record additional interest expense.

Related Party Note Payable to Bridgewell Worldwide Limited

In September of 2012, PWCO entered into a revolving loan agreement with Bridgewell Worldwide Limited, of which Grant King is as an officer and owner of, in the amount of $2,000,000. The note incurs interest at 5% per annum and is due in full in September 2014. The loan was personally guaranteed by the Company’s former Director and Corporate Secretary, Keith Morlock and Director and Chief Executive Officer, Robert Glaser but not by the Company. In connection with the terminated Project Finance Transaction with PWCO (see Note 1), the Company has been advanced funds from PWCO to cover payables and the cost of constructing the Cartwright Well.

An additional $300,000 was funded in February 2013 under an Amended and Restated Revolving Note Agreement which included the following; a) the principal amount shall be increased to $2,300,000, plus 5% interest; b) the personal guarantees of Morlock and Glaser shall be terminated, and in exchange, the ProWater shall grant a first priority security interest to Bridgewell in the Cartwright Well ; and lastly c) upon the mutual consent of the Company and Bridgewell, any outstanding principal and interest may be converted at any time, into common stock of the Company. As of March 31, 2013, the amount due on these advances was $2,300,000 and is classified as long-term in the accompanying balance sheet based on its terms and subsequent conversion. During the year ended March 31, 2013, the Company capitalized interest of $50,000 under property and equipment in the accompanying balance sheet.

On April 30, 2013, Bridgewell notified us that they wanted to convert the Amended and Restated Revolving Loan Agreement into 18,153,846 shares of restricted common stock, valued at $0.13 per share, making the Amended and Restated Revolving Loan Agreement paid in full, and of no further effect. The Company is still determining the accounting impact of this transaction.

Note 7 – Income taxes

The following table presents the current and deferred income tax provision for federal and state income taxes for the years ended March 31, 2013 and 2012:

	Year Ended March 31,
	2013	2012
Current tax provision:
Federal	$2,132	$35,800
State	3,222	28,015
Total	5,354	63,815
Deferred tax provision (benefit)
Federal	164,265	(2,270,083)
State	3,586	(279,113)
Valuation allowance	498,866	1,315,106
Total	666,717	(1,234,090)
Total provision (benefit) for income taxes	$672,071	$(1,170,275)

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended March 31, 2013 and 2012 are as follows:

	Year Ended March 31,
	2013		2012
US federal statutory income tax rate	34.0%		34.0%
State tax – net of benefit	3.3%		3.3%
	37.3%		37.3%

Permanent differences	41.3%		10.5%
Changes of deferred tax assets	112.6%		6.0%
Net operating losses and other	2.94%		(40.5%	)
Increase in valuation allowance	(82.7%	)	(121.2%	)
Effective tax rate	111.44%		(107.9%	)

The components of the Company’s deferred tax assets and (liabilities) for federal and state income taxes as of March 31, 2013 and 2012 consisted of the following:

	As of March 31,
	2013	2012
Current deferred tax assets (liabilities):
Accrued expenses and other	$42,279	$117,126
Total current deferred tax assets	42,279	117,126
Non-current deferred tax assets and liabilities:
State taxes	23,372	18,781
Stock options	263,618	192,720
Property, plant and equipment	(102,897)	(74,593)
Intangibles	10,333	6,050
Others	2,340	2,340
Net operating losses	3,277,840	3,434,725
Total non-current deferred tax assets	3,474,606	3,580,023
Valuation allowance	(2,961,925)	(2,463,059)
Total non-current deferred tax assets	512,681	1,116,964
Net deferred tax assets	$554,960	$1,234,090

During the years ended March 31, 2013 and 2012, the valuation allowance increased by $498,866 and $1,315,105, respectively.   At March 31, 2013, the Company had approximately $8.4 million of federal and state gross net operating losses allocated to continuing operations available. See below for potential impairment subsequent to year end. The net operating loss carry forwards, if not utilized, will begin to expire in 2028 for federal purposes and 2018 for state purposes.

Based on the available objective evidence, including the Company’s limited operating history and current liabilities in excess of assets, management believes it is more likely than not that some of the net deferred tax assets, specifically certain net operating losses, at March 31, 2013, will not be fully realizable. In addition, subsequent to year end significant shares were issued to a shareholders in connection with the conversion of notes payable and a subscription for the purchase of common stock. In connection, with these issuances the Company determined that the historical NOLs have probably been impaired due to IRS Section 382 limitations. Due to the uncertainty surrounding realization of the remaining deferred tax assets, specifically the NOLs, the Company has provided a valuation allowance of $2,961,925 and $2,463,059 against its net deferred tax assets at March 31, 2013 and 2012, respectively. We will continue to monitor the recoverability of our net deferred tax assets.

As of March 31, 2013 and 2012, the Company has a State tax liability of $0 and $0, respectively, which was the result of previously unpaid taxes by SET Corp. Interest and penalties on such liabilities is immaterial. As of March 31, 2013, the Company has recorded approximately $2,000 and $3,000 for estimated taxes payable for Federal and State, respectively.

The Company has filed all United States Federal and State tax returns. The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal return years 2009 through 2013 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations. The Company is subject to examination by the California Franchise Tax Board for the years ended 2008 through 2013 and currently does not have any ongoing tax examinations.

Note 8 – Stockholders’ Equity (Deficit)

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

Series A Preferred Stock

As of March 31, 2013, there are no shares of Series A Preferred Stock (“Series A”) outstanding as all had been converted into common stock prior to the reverse acquisition. Each Series A share is convertible into six shares of the Company’s common stock one year after issuance.  In additions, the Series A has preference over the common stock related to dividends and liquidation. Upon the issuance of 1,000,000 shares of Series A, the Company shall not, either directly or indirectly by amendment, merger, consolidation or otherwise, do any of the following without (in addition to any other vote required by law or the Articles of Incorporation) the written consent or affirmative vote of the holders of at least 75% of the then outstanding shares of Series A, given in writing or by vote at a meeting, consenting or voting (as the case may be) separately as a class.

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

Common Stock Issued For Cash

During the year ended March 31, 2012, the Company received proceeds totaling $2,301,250, net of finders' fees of $73,750 resulting in the issuance of 1,500,000 common stock units, consisting of one share of common stock and one warrant per unit.  The warrants issued had a weighted average exercise price of $2.33 per share, vested immediately and a weighted average term of 1.3 years. See Note 9 for additional warrants granted.

Common Stock Issued for Services

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

On December 31, 2010, the Company entered into a twenty-four (24) month consulting agreement with Grant King, the former Officer and Director of the Company on the date of grant. Under the agreement, the Company agreed to issue a total of 533,333 shares of common stock in 133,333 increments every six months, payable at the beginning of each six-month period. On the date of the agreement, the Company valued the 533,333 shares at $400,000 based upon the closing market price of the Company’s common stock.  The value of the shares will be expensed over the two-year service period. On January 5, 2011, the Company issued the first 133,333 shares of common stock pursuant to the consulting agreement. On September 19, 2011, the Company issued the second 133,333 shares of common stock pursuant to the consulting agreement. On January 9, 2012, the Company issued the third 133,333 shares of common stock pursuant to the consulting agreement. On July 28, 2012, the Company issued the fourth and final 133,333 shares of common stock pursuant to the consulting agreement. During the years ended March 31, 2013 and 2012, the Company recorded compensation expense of $150,000 and $200,000, respectively, to general and administrative expenses in connection with this agreement.

On March 27, 2012, the Company granted common stock to three board members which vest over a twenty-four (24) month period, starting April 1, 2012 and then the first of each quarter thereafter (ending January 1, 2014). Under the agreement, the Company agreed to issue a total of 450,000 shares of common stock valued at $585,000 on the date of the grant, with the first tranche of 56,250 being issued in April 2012, second tranche of 56,250 being issued in July 2012, and third tranche of 56,250 being issued in October 2012. In addition, due to Keith Morlock’s resignation as a Director, the Company approved issuance of the remaining 93,750 shares due to him under this agreement in which the shares vested immediately. In January 2013, the fourth tranche of 37,500 shares were issued. During the years ended March 31, 2013 and 2012, the Company recorded stock-based compensation expense related to this issuance of $365,625 and $73,125, respectively, within general and administrative expense. Future stock-based compensation under this agreement is expected to be $73,125 in fiscal year 2014.

On June 20, 2012, the Board of Directors via unanimous written consent gave discretionary compensation bonuses in the form of the Company’s common stock to its employees and key consultants. The total amount of common stock issued was 145,000 valued at $53,649 based on the closing market price of the Company's common stock on the date of grant which was recorded within general and administrative expense. The shares were issued from the Company's Incentive and Nonstatutory Stock Option Plans. Out of the 145,000 shares issued, Robert Glaser received 50,000 shares, Keith Morlock received 50,000 shares, Cynthia Glaser received 25,000 shares and Steve Ritchie received 10,000 shares.

On December 31, 2012, the Board of Directors via unanimous written consent gave discretionary compensation bonuses in the form of the Company’s common stock to its employees and key consultants. The total amount of common stock issued was 83,501 valued at $20,875 based on the closing market price of the Company's common stock on the date of grant which was recorded within general and administrative expense. Out of the 83,500 shares issued, Robert Glaser received 35,000 shares, Keith Morlock received 35,000 shares, and Cynthia Glaser received 6,000 shares.

Note 9 – Options and Warrants

Options

Plans

On July 7, 2010 (the “Effective Date”), a majority of the Company’s shareholders, in the form of a written consent authorized: the amendment of the Company’s Amended and Restated Articles of Incorporation approved the adoption of the Company’s 2010 Incentive and Nonstatutory Stock Option Plan (“2010 Plan”), which reserves 1,333,333 shares of the Company’s common stock for issuance as stock options and grants to qualified recipients. As of March 31, 2013, no shares were available for issuance under the 2010 Plan.

On the Effective Date, the Company assumed an Incentive and Non-statutory Stock Option Plan adopted by the predecessor entity for issuance of stock options to employees and others. Those plans consisted of the 2006 Incentive and Non-statutory Stock Option Plan (“2006 Plan”) and 2007 Incentive and Non-statutory Stock Option Plan (“2007 Plan”) for issuances of stock options to employees and others. Under the 2006 Plan and 2007 Plan, the Company reserved 666,667 and 400,000 shares for issuance, respectively. As of March 31, 2013, no grants were available for issuance under the 2006 Plan and 2007 Plan.

On June 13, 2012, the Board of Directors of the Company via unanimous written consent re-priced all of the stock options outstanding under our non-statutory stock options under the Corporation’s 2006, 2007 and 2010 incentive and non-statutory stock option plans at $0.36 per share of common stock of the Company. The Board of Directors re-priced such stock options to keep such employees and consultants who were granted options incentivized. The re-pricing resulted in additional stock compensation expense recorded in general and administrative expense in the statement of operations for the year ended March 31, 2013 of $6,453.

Issuances

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

On March 31, 2012, the Company granted 108,333 stock options to three officers of the Company at an exercise price of $1.25 per share. The options vest over one year

On December 31, 2012, the Company granted 326,893 stock options to three members of the Board of Directors and an officer with an exercise price of $0.25 per share. The options vest over one year. Compensation expense for this issuance recorded during the year ended March 31, 2013 was $20,416 and is included in general and administrative expense on the accompanying consolidated statement of operations.

On March 31, 2013, the Company granted 12,500 stock options to its former Chief Executive Officer with an exercise price of $0.25 per share. The options vest over one year.

During the years ended March 31, 2013 and 2012, stock compensation expense was $254,918 and $379,382, respectively. As of March 31, 2013, future compensation expense is approximately $32,000 and will be expensed over approximately one year.

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

The following is a summary of activity of outstanding stock options:

	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2011	601,930	$1.50
Options granted	500,000	1.02
Options exercised	(20,000)	0.75
Options cancelled	(216,930)	3.26
Outstanding at March 31, 2012	865,000	0.77
Options granted	339,393	0.25
Options exercised	–	–
Options cancelled	(165,248)	0.43
Outstanding at March 31, 2013	1,039,145	$0.33	5.99	$200,294
Exercisable at March 31, 2013	801,890	$0.35	4.87	$135,403

	Exercisable		Unexercisable		Total
Stock Options	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Above $0.52	–	$–	–	$–	–	$–
Below $0.52	801,890	0.35	237,256	0.25	1,039,145	0.33
Total Outstanding	801,890	$0.35	237,256	$0.25	1,039,145	$0.33

Warrants

The Company has 376,068 common stock purchase warrants in which are considered derivative liabilities due to reset provisions included within the agreements. Accordingly, these warrants are recorded as liabilities at fair value at each reporting date. Currently, these warrants have an exercise price of $11.70 and expire in May of 2013; however, these warrants have exercise price reset features in the event the Company issues common stock below the exercise price of the warrants. During the years ended March 31, 2013 and 2012, the Company recorded gain of $119,846 and $127,438, respectively, for the change in fair value of the warrant liability. As of March 31, 2013 and 2012, the warrant liability was $0 and $119,846, respectively.

All future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	March 31, 2013	March 31, 2012
Annual dividend yield	–	–
Expected life in years	0.17	1.17
Risk-free interest rate	0.04%	0.19%
Expected volatility	145%	176%

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

The following is a summary of activity of outstanding common stock warrants for the years ended March 31, 2013 and 2012:

	Number of Shares	Weighted Average Exercise Price
Balance, March 31, 2011	1,360,835	$7.20
Warrants granted	1,500,000	2.33
Warrants exercised	–	–
Warrants cancelled	(855,333)	5.08
Balance, March 31, 2012	2,005,502	$4.45
Warrants granted	–	–
Warrants exercised	–	–
Warrants cancelled	(1,066,834)	2.48
Balance, March 31, 2013	938,668	$6.69
Exercisable, March 31, 2013	938,668	$6.69

Note 10 – Commitments and Contingencies

Operating Leases

In March 2012, effective May 2012, the Company entered into a new agreement with Koll Business Park for the lease of 4,333 square feet of office space for a period of four years with rental payments ranging from $2,381 to $5,513. Rent expense for the fiscal years ended March 31, 2013 and 2012 was $51,863 and $29,304, respectively. The following is the expected minimum payments for the remaining period of lease for the years ending March 31: $60,442, $62,205, $64,067, and $10,864 in 2014, 2015, 2016, and 2017, respectively.

In March 2012, the Company entered into a land lease in Cartwright, North Dakota. Under the terms of the agreement, the month rent is based upon a fee for barrels produced per month and is for an initial period of fifteen years. The minimum monthly rental amount, if in operation, is $750 per month or $9,000 per year. During the year ended March 31, 2013, the expense under this agreement was $18,289 and has recorded in costs of goods sold in the statement of operations.

Manufacturing and Engineering Agreement

In January 2012, Pro Water Colorado entered into a manufacturing and engineering agreement to build part of the Centerline SWD System facility for the Cartwright Well for $1,770,000. To start the process 35% was paid and, a second payment of 30% was paid after major components were delivered to the manufacturer in October 2012. The balance of 35% was due when shipped to the Cartwright Well. As of March 31, 2013, $1,770,000 was recorded as machinery and equipment in property and equipment and $700,341 in accounts payable on the accompanying balance sheet.

Legal Proceedings

In connection with cross complaint brought by Yates Petroleum ("Yates") against the Company in the District Court of Johnson County, Wyoming (Case no. CV-2008-0102), as discussed in the Company's prior SEC filings, including its Annual Report on Form 10-K for the fiscal year ended March 31, 2010, on August 2, 2010, Yates' motion to continue hearing on summary judgment was denied, and the Company's motion for alternative dispute resolution was granted.   As of November 30, 2010 an agreement, via arbitration, was reached.  The $236,306 was money YPC paid during the original construction of the plant that was to be repaid to them at the completion of construction. In addition to these monies SET Corp was responsible for the complete removal and remediation of the ponds, buildings and land to its original condition prior to the plant construction.  The agreement dated November 30, 2010 requires that SET Corp pay $175,000 at 10% interest for a 24 month period and remove and remediate the effluent pond. The influent pond and all of the remaining structures and their remediation will be the responsibility of YPC. The asset had a carrying cost of $30,000 that was recorded in discontinued operations.  The accrued liability recorded at $236,306 was reduced by the monthly payments. No gain will be recorded until the Company completes the terms of the agreement. As of March 31, 2013, the Company completed the payments and terms of the agreement and is waiting for the final approval of remediation performed, more specifically the growth of native vegetation. Thus, during the year ended March 31, 2013, the Company recorded a gain of approximately $44,000 in other income as any future expenditures related to obtaining the release are insignificant. The asset retirement obligation was reduced from $200,000 to $99,307 resulting in the difference of $100,693 credited in the statements of operations during the year ended March 31, 2012.

On April 27, 2012, a Complaint was filed against the Company by a previous consultant in the Orange County Superior Court (Shani Investments v. SET, Orange County Superior Court 30-2012-00565519). This is an action for Breach of Contract, Breach of Implied Covenant and Common Counts with the trial date being set for September 23, 2013. Plaintiff’s total claim is for approximately $500,000, including interest.  The Company maintains that the complaints by Shani are without merit. As of the March 31, 2013 and 2012, the Company has amounts recorded in accounts payable in connection with Shani of approximately $107,000. The Company had previously disputed the validity of these amounts with Shani, thus, payments were never made. At this time, it has been determined that it is likely the case will go to trial. The Company does not believe the liability, if any, to be in excess of the amounts already recorded in accounts payable.

On May 16, 2013, a Complaint was filed against the Company by another previous related consultant in the United States District Court (Rimon Consultancy v. SET, United States District Court CV 13-00900 FMO).  This is an action for Breach of Contract with a prayer for approximately $473,000. A motion to dismiss was filed on July 5, 2013, therefore, the Company is waiting to file any additional responsive pleadings dependent on the outcome of the motion. The Company maintains that the claimed amounts due to Rimon had passed the statute of limitations and that the Complaint is without merit. See Note 6 regarding the removal of the recorded liability during the year ended March 31, 2013. The Company does not believe it is probable any additional amounts will be liable to Rimon and thus not provision has been recorded as of March 31, 2013. If it was determined that the Company would be liable for said amounts, the maximum to be recorded would be for the amount filed. The Company will vigorously defend the action.

Employment Agreements

Material Employment Terms for Bob Glaser and Keith Morlock

Pursuant to employment agreements adopted on November 1, 2010, as amended on April 7, 2011, Bob Glaser and Keith Morlock, earned: (1) annual base salaries of $144,000, (2) have the opportunity for base salary increases, annual cash and stock option bonuses based on Company performance metrics; (3) certain expense reimbursement; and (4) certain executive benefits. As of April 1, 2012, Mr. Glaser and Mr. Morlock both received an increase to their annual base salary pursuant to their aforementioned Employment Agreements and Amendments thereto.  Thus, each had an annual updated base salary of $180,000 per year. Pursuant to such employment agreements, if Mr. Glaser or Mr. Morlock were terminated without cause, as defined in the agreements, such officer would have been entitled to a payment of 8 months of the current base salary and would have received acceleration of vesting of outstanding stock options issued pursuant to the agreements.

Updated Employment Terms of Keith Morlock

By mutual agreement, on December 31, 2012, Mr. Morlock’s employment contract was terminated, an in consideration for such termination he received a severance salary of $17,500 for three months thereafter, an issuance of 93,750 shares of restricted common stock for the remaining director’s stock issuance, and a five year extension of all remaining options then outstanding and issued. On April 19, 2013, the Board of Directors elected Mr. Morlock to serve as the interim Chief Executive Officer and Director until his resignation or until his successor is elected or appointed. The board of directors authorized the continuation of Mr. Morlock’s severance salary for the month of April, thereafter he will receive a monthly salary of $20,000 per month. In addition, the board had Mr. Morlock paid a bonus of $4,500, which was the bonus he would have received under the previous employment contract with the Company.

Updated Termination of Employment for Robert Glaser

By mutual agreement, on April 16, 2013, Mr. Glaser’s employment contract was terminated in consideration of a mutual release of liability and a severance salary of $45,000, which was paid over three months. All of Mr. Glaser’s options, and his remaining issuance for directors’ bonus shares, were cancelled.

Material Employment Terms and Termination of Employment for Cynthia Glaser

Pursuant to an employment agreement adopted on November 1, 2010, Cynthia Glaser, our CFO, earns: (1) an annual base salary of $76,000, (2) has the opportunity for base salary increases, annual cash and stock option bonuses based on Company performance metrics; (3) certain expense reimbursement, and (4) certain executive benefits. Per such agreement, if Mrs. Glaser was terminated without cause, she would be entitled to a payment of 6 months of her current base salary and will receive acceleration of vesting of outstanding stock options issued pursuant to the agreement.

However, by mutual agreement, on April 12, 2013, Mrs. Glaser’s employment contract was terminated in consideration of a mutual release of liability and a severance salary of $19,000, which was paid to her over three months. Such amount was accrued as of March 31, 2013 as she had already resigned. All of Mrs. Glaser’s options were also cancelled.

Note 11 – Segment Information

The Company reports information about operating segments, as well as disclosures about products and services and major customers. Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance. Management has determined that the water disposal operations of SWD (“Pro Water”) and the operations of SET Corp (“SET Corp”) should be disclosed separately as management reviews financial statements for these entities separately and makes decisions independently of the other entities included within the Company’s financial statements. All intercompany transactions between the reportable segments are eliminated upon consolidation of the Company. At March 31, 2013, the Pro Water segment is the only revenue producing segment and operates in Utah and North Dakota.

The Company evaluates the performance of its segments based on net income (loss) from continuing operations. Certain income and charges are not allocated to segments in the Company’s management reports because they are not considered in evaluating the segments’ operating performance. The following is a summary of information about profit or loss and assets by segment:

	For the Year Ended March 31, 2013			For the Year Ended March 31, 2012
	Pro Water	SET Corp	Total	Pro Water	SET Corp	Total
Revenues	$3,405,687	$–	$3,405,687	$4,269,529	$–	$4,269,529
Cost of revenues	1,438,369	–	1,438,369	1,605,247	–	1,605,247

Gross profit	1,967,318	–	1,967,318	2,664,282	–	2,664,282

Operating expenses:
General and administrative	564,988	1,883,204	2,448,192	469,204	1,528,764	1,997,968
Research and development	–	–	–	–	125,292	125,292
Impairment of intangible assets	–	108,335	108,335	–
Total operating expenses	564,988	1,991,539	2,556,527	469,204	1,654,056	2,123,260

Operating income (loss)	1,402,330	(1,991,539)	(589,209)	2,195,078	(1,654,056)	541,022
Other income (expense):
Interest income	110	580	690	111	644	755
Interest expense	(173,673)	(18,281)	(191,954)	(221,176)	(82,338)	(303,514)
Change in fair value of derivative liability	–	119,846	119,846	–	127,438	127,438
Other, net	(26,964)	84,535	57,571	(28,256)	733,039	704,783
Total other income (expense)	(200,527)	186,680	(13,847)	(249,321)	778,783	529,462

Income (loss) before provision (benefit) for income taxes	1,201,803	(1,804,859)	(603,056)	1,945,757	(875,273)	1,070,484

Provision (benefit) for income taxes			672,071			(1,170,275)
Net income (loss) from continuing operations			(1,275,127)			2,240,759
Net income (loss) from discontinued operations						14,161
Net income (loss)			$(1,275,127)			$2,254,920

The geographic locations of the injection wells are a direct factor with relation to the radius of customer’s wells that can be economically serviced. While there are several key factors to obtaining new business, the ratio of available business per customer is based solely on the number of wells the customer has within the serviceable radius of the injection well. As new oil and gas wells are developed within the serviceable radius of the well, the ratio of customers to percentage of business will decrease. Until new wells are developed the expected customer to business ratio are not expected to change. All revenue and receivable concentrations disclosed in Note 2 related to the Pro Water segment.

As of March 31, 2013, primarily all of the property and equipment was within the Pro Water segment of which 19% and 81% was located in Utah and North Dakota, respectively. All assets were located in the United States, with 94% of total assets related to the Pro Water segment. Assets related to SET Corp primarily related to cash, prepaids and deferred tax assets.

Note 12 – Related Party Transactions

Horst Geicke

See Notes 6 and 13 for transactions with Horst Geicke, a significant shareholder of the Company and former member of Pro Water Utah.

Robert Glaser

See Notes 8, 9, and 10 for transactions with Robert Glaser, the Company’s former Chief Executive Officer and director on the Board of Directors.

Cynthia Glaser

See Notes 8, 9, and 10 for transactions with Cynthia Glaser, the Company’s former Chief Financial Officer and Principal Accounting Officer.

At March 31, 2012, the Company owed an entity controlled by Cynthia and Robert Glaser $0 for management services previously provided under a consulting contract. Payments to this entity during the year ended March 31, 2012 were $24,085.

Keith Morlock

At March 31, 2012, the Company owed an entity controlled by Keith Morlock $0 for management services previously provided under a consulting contract. Payments to this entity during the year ended March 31, 2012 were $29,500.

See Notes 8, 9, and 10 for transactions with Keith Morlock, the Company’s interim Chief Executive Officer and director on the Board of Directors.

Note 13 – Subsequent Events

Termination of Employment for Cynthia Glaser (See Note 10)

Termination of Employment for Robert Glaser (See Note 10)

Conversion of Related Party Convertible Note Payable to Metropolitan Real Estate LLC (See Note 6)

Conversion of Related Party Note Payable to Bridgewell Worldwide Limited (See Note 6)

Complaint filed by Rimon. (See Note 10)

Stock Purchase Agreement with Horst Geicke

On May 7, 2013, the Company entered into a stock purchase agreement with Horst Geicke to purchase 20,000,000 shares of the Company’s common stock at $0.13 per share to raise $2,600,000. To date, the Company has received $2,600,000 towards the subscription agreement and accordingly issued 20,000,000 shares of its common stock.

