Form 10-Q
period 2013-06-30
Sustainable Environmental Technologies Corp
filed 2013-08-13
CIK 932136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2013

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

As of August 13, 2013, there were 65,570,296 shares of the registrant’s common stock issued and outstanding.

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

The following discussion should be read in conjunction with the historical financial statements and related notes thereto of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

As used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, "we", "us" or the "Company" or “SET Corp.” means Sustainable Environmental Technologies Corporation, a California corporation, and its divisions and subsidiaries.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	As of June 30,	As of March 31,
	2013	2013
Assets (Note 6)
Current assets:
Cash and cash equivalents	$203,014	$63,767
Accounts receivable, net of allowance for doubtful accounts of $6,000 and $6,000, respectively	398,969	428,853
Prepaids and other current assets	319,164	51,870
Deferred tax assets	42,279	42,279
Total current assets	963,426	586,769

Property and equipment, net	9,825,380	9,937,616
Other assets	170,742	110,742
Intangible assets, net	94,033	101,248
Goodwill	66,188	66,188
Deferred tax assets, long-term	512,681	512,681

Total Assets	$11,632,450	$11,315,244

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,452,354	$3,346,572
Accrued salaries, wages, and related party consulting fees	44,250	71,010
Accrued liabilities	281,865	263,962
Notes payable	77,589	61,877
Total current liabilities	1,856,058	3,743,421

Related party convertible notes payable, long-term, net of discount of $0 and $134,082, respectively	–	1,170,584
Related party notes payable	–	2,300,000
Other long-term liabilities	37,457	112,548
Total liabilities	1,893,515	7,326,553

Commitments and Contingencies (Note 9)

Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 4,582,827 issued at June 30, 2013 and March 31, 2013, none outstanding	–	–
Common stock, $0.001 par value, 100,000,000 shares authorized; 65,551,546 and 17,120,358 issued and outstanding at June 30, 2013 and March 31, 2013, respectively	65,553	17,121
Additional paid-in capital	16,767,036	7,259,074
Accumulated deficit	(7,093,654)	(3,287,504)
Total stockholders' equity	9,738,935	3,988,691

Total Liabilities and Stockholders' Equity	$11,632,450	$11,315,244

The accompanying notes are an integral part of these consolidated financial statements.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,
	2013	2012
Revenues:
Water processing	$515,292	$795,034
Reclaimed oil	52,305	188,171
Total revenues	567,597	983,205

Cost of revenues:
Water processing	533,860	237,668
Reclaimed oil	32,991	40,246
Total cost of revenues	566,851	277,914

Gross profit	746	705,291

Operating expenses:
General and administrative	436,880	688,568
Total operating expenses	436,880	688,568

Operating income (loss)	(436,134)	16,723

Other income (expense):
Interest income	37	601
Interest expense	(3,367,653)	(54,959)
Change in fair value of derivative liability	–	85,149
Other, net	–	15,444
Total other income (expense), net	(3,367,616)	46,235

Income (loss) before provision for income taxes	(3,803,750)	62,958

Provision for income taxes	2,400	58,000

Net income (loss) from continuing operations	(3,806,150)	4,958

Net income from discontinued operations	–	–
Net income (loss)	$(3,806,150)	$4,958

Basic and diluted net income (loss) availabe to common shareholders
Continuing operations	$(0.08)	$0.00
Discontinued operations	$–	$–
Net income (loss)	$(0.08)	$0.00

Diluted net income (loss) available to common stockholders:
Continuing operations	$(0.08)	$–
Discontinued operations	$–	$–
Net income (loss)	$(0.08)	$–

Weighted average shares - basic	48,543,111	16,524,884
Weighted average shares - diluted	48,543,111	18,419,374

The accompanying notes are an integral part of these consolidated financial statements.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances - March 31, 2013	17,120,358	$17,121	$7,259,074	$(3,287,504)	$3,988,691

Stock issued for cash	15,384,615	15,385	1,984,615	–	2,000,000
Common stock issued to related parties for services	18,750	19	24,356	–	24,375
Conversion of related party note payable - Metropolitan Real Estate LLC	10,258,592	10,259	1,323,358	–	1,333,617
Conversion of related party note payable - Horst Geicke	4,615,385	4,615	918,462	–	923,077
Conversion of related party note payable - Bridgwell Worldwide Limited	18,153,846	18,154	5,246,461	–	5,264,615
Stock-based compensation	–	–	10,710	–	10,710
Net loss	–	–	–	(3,806,150)	(3,806,150)

Balances - June 30, 2013	65,551,546	$65,553	$16,767,036	$(7,093,654)	$9,738,935

The accompanying notes are an integral part of these consolidated financial statements.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(3,806,150)	$4,958
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt discounts related to beneficial conversion features and warrants	134,082	30,184
Fair value of stock issued in excess of notes payable converted	3,227,692	–
Deferred income tax provision (benefit)	–	50,000
Loss on disposal of assets	–	27,820
Change in fair value of derivative liabilities	–	(85,149)
Depreciation and amortization	157,224	53,904
Stock-based compensation	35,085	259,919
Gain on settlement and extinguishment of accounts payable	–	(43,165)
Change in operating assets and liabilities:		–
Accounts receivable	29,884	(80,173)
Prepaid expenses	43,999	(5,280)
Accounts payable	(1,756,149)	(55,693)
Accrued liabilities	(4,997)	(92,274)
Income taxes payable	–	8,000
Net cash provided by (used in) operating activities	(1,939,330)	73,051

Cash flows from investing activities:
Purchase of property and equipment	(165,842)	(726,283)
Other assets	(60,000)	–
Net cash used in investing activities	(225,842)	(726,283)

Cash flows from financing activities:
Proceeds from sale of common stock	1,750,000	–
Proceeds from related party notes payable	600,000	–
Payments on related party convertible note payable	–	(87,177)
Payments on notes payable	(45,581)	(41,418)
Net cash provided by (used in) financing activities	2,304,419	(128,595)

Net increase (decrease) in cash	139,247	(781,827)
Cash - beginning of period	63,767	1,913,727
Cash - ending of period	$203,014	$1,131,900

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$3,860	$22,755
Income taxes	$2,400	$–

Non-cash investing and financing activities:
Issuance of common stock in connection with convertible debt and accrued interest	$4,293,617	$–
Purchase of equipment with note payable	$–	$275,087
Subscription receivable	$250,000	$–

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

Management’s Plans

As shown in the accompanying consolidated financial statements, during the three months ended June 30, 2013, we incurred an operating loss before income taxes of $3,803,750.  As of June 30, 2013, we had a working capital deficit of $892,632. In addition, operations are primarily concentrated with three customers, one which represented 48%, one which represented 20%, and one which represented 12% of total revenues. During the three months ended June 30, 2013, we used cash flows in operations of $1,939,330. The net loss during the three months ended June 30, 2013 was primarily due to a 42% decrease in revenue due to a 29% decrease in sales with our majority water processing customer. During the three months ended June 30, 2013, we funded operations through cash flows generated from the ProWater segment and sales of common stock. In fiscal 2014, we intend to fund operations and pay down liabilities through cash on hand and the positive cash flow being generated by the Pro Water segment. In addition, we intend to continue to negotiate the settlement of liabilities. The Company has converted over $3,600,000 of debt into stock and its majority shareholder has committed to $2,600,000 in a stock purchase agreement of which $2,600,000 has been received and has been used to decrease ProWater Colorado payables from approximately $3,000,000 to $1,100,000.

If current and projected revenue growth does not meet Management estimates, the Management may choose to raise additional capital through debt and/or equity transactions, renegotiate current convertible debt obligations, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation. Currently, we cannot provide assurance that such financing will be available to us on favorable terms, or at all. If, after utilizing the existing sources of capital available to us, further capital needs are identified and if we are not successful in obtaining the financing, we may be forced to curtail our existing or planned future operations. We believe our plans will enable us to continue for a period in excess of one year from the date of the most recent balance sheet. The Company currently has $218,720 in cash on hand and is expected to fund operations for a period of at least one year with revenue generated from the ProWater segment.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements and notes thereto for SET Corp for the year ended March 31, 2013 included in SET Corp’s Annual Report on Form 10-K. The consolidated financial statements for the three months ended June 30, 2013 are not necessarily indicative of the results expected for the full year.

Consolidation

The consolidated financial statements include the assets, liabilities and operating results of the Company and its wholly-owned subsidiaries, Pro Water, LLC, a Utah limited liability company ("Pro Water Utah"), ProWater, LLC, a Colorado limited liability company ("ProWater Colorado"), and SET IP Holdings LLC, a Utah limited liability company ("Set IP"), after elimination of all material inter-company accounts and transactions. Balances related to the Company’s former wastewater treatment plant and other operations are classified as discontinued operations.

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2013 and March 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaids, accounts payable, accrued liabilities, and notes payable. Fair values for these items were assumed to approximate carrying values because of their short term nature or because they are payable on demand.

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

Customer

The geographic locations of the injection wells is a direct factor with relation to the radius of customers’ wells that can be economically serviced. While there are several key factors to obtaining new business, the ratio of available business per customer is based solely on the number of wells the customer has within the serviceable radius of the injection well. As new gas wells are developed within the serviceable radius of the well, the ratio of customers to percentage of business will decrease. Until new wells are developed, the expected customer to business ratio is not expected to change. During the three months ended June 30, 2013, the Company had three (3) customers that accounted for approximately 82% of its revenue and two (2) customers that accounted for 80% of its accounts receivable at June 30, 2013. During the three months ended June 30, 2012, the Company had two (2) customers that accounted for approximately 97% of its revenue and one (1) customer that accounted for 97% of its accounts receivable at June 30, 2012. The loss of our injection well customers would have a significant impact on the Company’s financial results. In addition, we are selling our reclaimed oil to two customers. If there was an issue with these customers, we have additional oil customers that would potentially take this position.

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

The Company excluded 621,705 options and 500,000 warrants from the computation of diluted net loss per share as their exercise prices were in excess of the average closing market price of the Company’s common stock for the three months ended June 30, 2013.

The following is a summary of outstanding securities which have been included in the calculation of diluted net income per share and reconciliation of net income to net income available to common stock holders for the three months ended June 30, 2012.

For the Three Months Ended June 30,
2012
Weighted average common shares outstanding used in calculating basic earnings per share	16,524,884
Effect of related party convertible notes payable	1,427,439
Effect of options and warrants	467,051
Weighted average common and common equivalent shares used in calculating diluted earnings per share	18,419,374

Net income as reported	$4,958
Add - Interest on convertible notes payable	47,978
Net income available to common stockholders	$52,936

The Company excluded 75,000 options and 2,005,502 warrants from the computation for the three months ended June 30, 2012 as their exercise prices were in excess of the average closing market price of the Company’s common stock.

Note 3 – Intangible Assets

Customer Relationships

During the three months ended June 30, 2013 and 2012, the Company recorded amortization expense to cost of goods sold related to the customer relationship of $7,215 and $7,195, respectively. The net carrying value of the customer relationship as of June 30, 2013 was $94,033.

Note 4 – Property and Equipment

Property and equipment as of June 30, 2013 and March 31, 2013 consisted of the following:

	June 30, 2013	March 31, 2013

Injection wells	$3,983,538	$3,902,774
Machinery and equipment	4,026,143	3,983,618
Construction in progress	2,388,420	2,479,907
Buildings	87,500	87,500
Land	51,000	51,000
Furniture and fixtures	10,692	4,188
Accumulated depreciation	(721,913)	(571,371)
Total	$9,825,380	$9,937,616

During the three months ended June 30, 2013 and 2012, the Company recorded depreciation expense of $150,009 and $44,210, respectively. During the three months ended June 30, 2013 the Company recorded a gain on settlements of accounts payable as an offset to property and equipment of $138,609.

Note 5 – Certain Balance Sheet Elements

Accrued Liabilities

At June 30, 2013 and March 31, 2013, the Company had accrued liabilities as follows:

	June 30, 2013	March 31, 2013

Accrued interest	$35,766	$33,747
Royalty payable	112,130	96,247
Sales tax payable	108,969	108,968
Other	25,000	25,000
Total	$281,865	$263,962

Note 6 – Notes Payable

MOU Note Payable

On July 7, 2010, the Company assumed a promissory note of $45,000 in connection with a memorandum of understanding to purchase SET Corp’s discontinued water treatment plant.   The note bears interest at 10% with a default rate of 18%.  As of June, 2013, the note is in default and interest is being accrued at the default rate.

Related Party Convertible Note Payable to Metropolitan Real Estate LLC

On July 1, 2010, in connection with the acquisition of Pro Water Utah, the Company entered into a $2.0 million convertible note payable with Metropolitan Real Estate LLC, an entity controlled by Mr. Horst Geicke, a beneficial owner of the Company. Under the terms of the convertible note payable, $1,600,000 of the note was to be converted at $3.00 per share and $400,000 of the note was to be converted at $0.375 per share. The convertible note incurred interest at 5% per annum and was secured by Pro Water Utah assets. The Company was to make 60 monthly payments of $35,478 commencing January 2011 and concluding December 2015, which was extended until April 2016 by the holder during the fiscal year ended March 31, 2012 due to lack of cash flows sufficient to make payments.

Since the conversion price of $0.375 related to $400,000 was significantly less than the fair value of the Company’s common stock per the closing market price, a beneficial conversion feature was present. The Company valued the beneficial conversion feature as of the date of the amended agreement in the amount of $696,000, and recorded the maximum discount allowed of $400,000 against the note. At March 31, 2013, the outstanding balance of $1,170,584, net of the unamortized discount of $134,082 was classified as long term based on its subsequent conversion on April 12, 2013 as discussed below. During the three months ended June 30, 2013 and 2012, the Company amortized $134,082 and $30,184 of the discount or 10% and 2% of the liability to interest expense, respectively, using the effective interest method.

On April 12, 2013, Metropolitan Real Estate LLC agreed to convert its outstanding principal balance of $1,304,666 and accrued interest of $28,951 into 10,258,592 shares of restricted common stock, valued at $0.13 per share. Due to the significant change in the fair market value of the consideration before and after the modification. The Company accounted for the change in terms as an extinguishment of the original note. The unamortized discount at the time of extinguishment of $130,333 is included in interest expense on the accompanying statement of operations during the three months ended June 30, 2013. At the time of modification, the converted price $0.13 was in excess of the closing market price of the Company's common stock and thus did not result in an additional beneficial conversion feature.

Related Party Convertible Note Payable to Horst Geicke

On April 16, 2013, we entered into a convertible revolving loan agreement with Horst Geicke for $600,000 with 8% interest rate. On April 20, 2013, such accredited investor desired to convert the note into common stock of the Company at $0.13 per share. Therefore, we were obligated to issue 4,615,385 shares of restricted common stock for the $600,000. The difference of $323,077 between the fair market value of the stock issued in connection with the conversion and principal balance was recorded as interest expense during the three months ended June 30, 2013.

Related Party Note Payable to Bridgewell Worldwide Limited

In September of 2012, PWCO entered into a revolving loan agreement with Bridgewell Worldwide Limited, of which Grant King is as an officer and owner of, in the amount of $2,000,000. The note incurred interest at 5% per annum and was due in full in September 2014. The loan was personally guaranteed by Keith Morlock and Robert Glaser, but not by the Company. In connection with the terminated Project Finance Transaction with PWCO, the Company has been advanced funds from PWCO to cover payables and the cost of constructing the Cartwright Well.

An additional $300,000 was funded in February 2013 under an Amended and Restated Revolving Note Agreement which included the following; a) the principal amount shall be increased to $2,300,000, plus 5% interest; b) the personal guarantees of Mr. Morlock and Mr. Glaser shall be terminated, and in exchange, the ProWater Colorado shall grant a first priority security interest to Bridgewell in the Cartwright Well ; and lastly c) upon the mutual consent of the Company and Bridgewell, any outstanding principal and interest may be converted at any time, into common stock of the Company. As of March 31, 2013, the amount due on these advances was $2,300,000 and was classified as long-term in the accompanying balance sheet based on its terms and subsequent conversion. During the year ended March 31, 2013, the Company capitalized interest of $50,000 under property and equipment in the accompanying balance sheet. During the three months ended June 30, 2013, the Company capitalized interest of $10,000 under property and equipment in the accompanying balance sheet.

On April 30, 2013, Bridgewell notified us that they wanted to convert the Amended and Restated Revolving Loan Agreement, along with all accrued interest thereon, into 18,153,846 shares of restricted common stock, valued at $0.13 per share, making the Amended and Restated Revolving Loan Agreement paid in full, and of no further effect. In addition, the Company recorded additional interest expense of $2,904,615 during the three months ended June 30, 2013 due to the difference between the fair market value of the shares issued of $0.29 per share and stock price the note was converted at.

Note 7 – Stockholders’ Equity

Common Stock Issued to Related Parties for Accrued Liabilities and Services

On March 27, 2012, the Company granted common stock to three board members which vest over a twenty-four (24) month period, starting April 1, 2012 and then the first of each quarter thereafter (ending January 1, 2014). Under the agreement, the Company agreed to issue a total of 450,000 shares of common stock valued at $585,000 on the date of the grant, with the first tranche of 56,250 being issued in April 2012, second tranche of 56,250 being issued in July 2012, and third tranche of 56,250 being issued in October 2012. In addition, due to Keith Morlock’s resignation as a Director, the Company approved issuance of the remaining 93,750 shares due to him under this agreement in which the shares vested immediately. In January 2013, the fourth tranche of 37,500 shares were issued. In April 2013, the fifth tranche of 18,750 shares were issued. During the three months ended June 30, 2013, the Company recorded stock-based compensation expense related to this issuance of $24,375 within general and administrative expense. Future stock-based compensation under this agreement is expected to be $49,750 in fiscal year 2014. As discussed in Note 9, Mr. Glaser’s remaining issuance for directors’ bonus shares were cancelled.

Stock Purchase Agreement with Horst Geicke

On May 7, 2013, the Company entered into a stock purchase agreement with Horst Geicke to purchase 20,000,000 shares of the Company’s common stock at $0.13 per share to raise $2,600,000 which included the conversion of a $600,000 note. To date, the Company has received $2,600,000 towards the subscription agreement and accordingly issued 20,000,000 shares of its common stock. As of June 30, 2013, the Company recorded $250,000 as a subscription receivable in other current assets on the accompanying balance sheet, which was subsequently received.

Note 8 – Options and Warrants

Stock compensation expense, excluding items disclosed above, recorded in general and administrative expense in the statements of income for the three months ended June 30, 2013 and 2012 was $10,710 and $126,691, respectively.

The following is a summary of activity of outstanding stock option activity for the three months ended June 30, 2013:

Number of Shares
Balance, March 31, 2013	1,039,145
Options granted	–
Options exercised	–
Options cancelled or forfeited	(330,991)

Balance, June 30, 2013	708,154

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

Warrants

The following is a summary of activity of outstanding common stock warrants for the three months ended June 30, 2013:

Number Of Shares

Balance, March 31, 2013	938,668
Warrants granted	–
Warrants exercised	–
Warrants cancelled or forfeited	(438,668)
Balance, June 30, 2013	500,000

Note 9 – Commitments and Contingencies

Manufacturing and Engineering Agreement

In January 2012, ProWater Colorado entered into a manufacturing and engineering agreement to build part of the Centerline SWD System facility for the Cartwright Well for $1,770,000. To start the process 35% was paid and, a second payment of 30% was paid after major components were delivered to the manufacturer in October 2012. The balance of 35% was due when shipped to the Cartwright Well. As of June 30, 2013, $1,770,000 was recorded as machinery and equipment in property and equipment and $700,341 in accounts payable on the accompanying balance sheet.

Technology Purchase Agreement with WES

After extended delays, World Environmental Solutions Pty Ltd., an Australian company (“WES”), the company in which we entered into the Technology Purchase Agreement, and amendments thereto (collectively referred to herein as the “Technology Purchase Agreement”), was able to install the first, patent pending production model, MultiGen in Australia. After over a year delay, the production model was partially started in October of 2012 with the water-maker and AC unit put into service first. The Capstone generator was successfully commissioned on February 2, 2013 and was anticipated to be put into complete 24-hour operation in March of 2013, but has been delayed indefinitely. This first installation was done in conjunction with the Queensland Government and their relationship with the TAFE School.

In reliance upon sales projections and timelines as provided to us by WES and its CEO, previous management used its business judgment to utilize the Company’s financial resources, which instead could have been used to grow Company assets in Utah and North Dakota, to produce and ship to Australia on behalf of WES the first MultiGen unit.  However, as of June 30, 2013, WES has failed to provide us with any reasonable updates as requested in regards to accurate projections, timeliness, and likely royalty payments.  Furthermore, WES and its CEO have failed to achieve, or even come close to achieving, any of the projections and timelines that they provided to us, and our shareholders, at the 2010 Annual Shareholders Meeting.  As such, current management has carefully evaluated the delays in WES getting the first MultiGen unit to market, the repayment for such unit, the effects that such delays have had on the value of such assets, WES’s inability to fulfill previous sales projections and projected royalty payments, combined with the direct effect this has had on our corporate stock prices. The conclusion of this evaluation, combined with the lack of any reasonable updates from WES, has led current management in its business judgment to cease current promotion of MultiGen, until such time that we are assured by WES that such efforts are to the benefit of the Company and our shareholders.

Legal Proceedings

On April 27, 2012, a Complaint was filed against the Company by a previous consultant in the Orange County Superior Court (Shani Investments v. SET, Orange County Superior Court 30-2012-00565519). This is an action for Breach of Contract, Breach of Implied Covenant and Common Counts with the trial date being set for September 23, 2013. Plaintiff’s total claim is for approximately $500,000, including interest.  As of June 30, 2013 and March 31 2013, the Company has amounts recorded in accounts payable in connection with Shani of approximately $107,000. The Company had previously disputed the validity of these amounts with Shani, thus, payments were never made. At this time, a tentative settlement has been reached in which we will make payments over 6 months to the Plaintiff in the total amount of $130,000. As a result, as of June 30, 2013, the Company recorded an additional amount of approximately $23,000 in accounts payable.

On May 16, 2013, a Complaint was filed against the Company by another previous related consultant in the United States District Court (Rimon Consultancy v. SET, United States District Court CV 13-00900 FMO).  This is an action for Breach of Contract with a prayer for approximately $473,000. The Company filed a motion to dismiss on July 5, 2013. On August 2, 2013, the court granted the motion to dismiss with leave for the Plaintiff to amend the complaint. In the event that the Plaintiff filed their first amended complaint on August 8, 2013. The Company maintains that the claimed amounts due to Rimon had passed the statute of limitations and that the Complaint is without merit. The Company has until August 26, 2013 to file responsive pleadings. The Company does not believe it is probable any additional amounts will be liable to Rimon and thus no provision has been recorded as of June 30, 2013. If it was determined that the Company would be liable for said amounts, the maximum to be recorded would be for the amount filed. The Company will vigorously defend the action.

Employment Agreements

Updated Termination of Employment for Robert Glaser

By mutual agreement, on April 16, 2013, Mr. Glaser’s employment contract was terminated in consideration of a mutual release of liability and a severance salary of $45,000, which was paid over three months. All of Mr. Glaser’s options, and his remaining issuance for directors’ bonus shares, were cancelled. As of June 30, 2013, $7,500 was due to Mr. Glaser, which was subsequently paid.

Material Employment Terms and Termination of Employment for Cynthia Glaser

By mutual agreement, on April 12, 2013, Mrs. Glaser’s employment contract was terminated in consideration of a mutual release of liability and a severance salary of $19,000, which was paid to her over three months. Such amount was accrued as of March 31, 2013 as she had already resigned. All of Mrs. Glaser’s options were also cancelled. As of June 30, 2013, no amounts were due to Mrs. Glaser.

Note 10 – Segment Information

The Company reports information about operating segments, as well as disclosures about products and services and major customers. Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance. Management has determined that the water disposal operations of SWD wells (collectively Pro Water Utah and ProWater Colorado shall be referred to herein collectively as “ProWater”) and the operations of SET Corp (“SET Corp”) should be disclosed separately as management reviews financial statements for these entities separately and makes decisions independently of the other entities included within the Company’s financial statements. All intercompany transactions between the reportable segments are eliminated upon consolidation of the Company. As of June 30, 2013, the ProWater segment is the only revenue producing segment and operates in Utah and North Dakota.

The Company evaluates the performance of its segments based on net income (loss) from continuing operations. Certain income and charges are not allocated to segments in the Company’s management reports because they are not considered in evaluating the segments’ operating performance. The following is a summary of information about profit or loss and assets by segment:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2013			June 30, 2012
	ProWater	SET Corp	Total	Pro Water	SET Corp	Total
Revenues	$567,597	$–	$567,597	$983,205	$–	$983,205
Cost of revenues	566,851	–	566,851	277,914	–	277,914

Gross profit	746	–	746	705,291	–	705,291

Operating expenses:
General and administrative	127,488	309,392	436,880	115,896	572,672	688,568
Total operating expenses	127,488	309,392	436,880	115,896	572,672	688,568

Operating income (loss)	(126,742)	(309,392)	(436,134)	589,395	(572,672)	16,723
Other income (expense):
Interest income	19	18	37	105	496	601
Interest expense	(3,365,605)	(2,048)	(3,367,653)	(47,982)	(6,977)	(54,959)
Change in fair value of derivative liability	–	–	–	–	85,149	85,149
Other, net	–	–	–	(27,721)	43,165	15,444
Total other income (expense)	(3,365,586)	(2,030)	(3,367,616)	(75,598)	121,833	46,235

Income (loss) before provision for income taxes	(3,492,328)	(311,422)	(3,803,750)	513,797	(450,839)	62,958

Provision for income taxes			2,400			58,000
Net income (loss) from continuing operations			(3,806,150)			4,958
Net income from discontinued operations			–			–
Net income (loss)			$(3,806,150)			$4,958

The geographic locations of the injection wells are a direct factor with relation to the radius of customer’s wells that can be economically serviced. While there are several key factors to obtaining new business, the ratio of available business per customer is based solely on the number of wells the customer has within the serviceable radius of the injection well. As new oil and gas wells are developed within the serviceable radius of the well, the ratio of customers to percentage of business will decrease. Until new wells are developed the expected customer to business ratio are not expected to change. All revenue and receivable concentrations disclosed in Note 2 related to the ProWater segment.

As of June 30, 2013, primarily all of the property and equipment was within the ProWater segment of which 19% and 81% was located in Utah and North Dakota, respectively. All assets were located in the United States, with 92% of total assets related to the ProWater segment. Assets related to SET Corp primarily related to cash, prepaids and deferred tax assets.

Note 11 – Subsequent Events

See Note 9 for legal proceedings related to Shani Investments.

In July 2013, the Company received the remaining $250,000 from Horst Geicke that was recorded as a subscription receivable in other current assets on the accompanying balance sheet as of June 30, 2013.

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

Products and Services

Blue Bench SWD in Duchesne, Utah. Through our wholly owned subsidiary Pro Water, LLC, a Utah limited liability company (“Pro Water Utah”), our Blue Bench Class II Salt Water Disposal (“SWD”) well is operated in Duchesne, Utah. Disposal wells are one of the few, available methods for disposing Produced Water, a byproduct of the oil and gas industry, in that area. The Blue Bench Class II SWD well takes in Produced Water, brought in from customers in the surrounding oil and gas fields, and converts that Produced Water into processed water which can be reused for drilling for oil and gas, or alternatively safely injected into approved formations. While the Blue Bench Class II SWD well previously operated at greater than expected capacity, current estimates have led us to believe that the overall well capacity is lower than expected, and therefore we are currently exploring additional new technologies to enhance the production capability and cut down on operating costs at the facility. This technology would also improve the oil water separation process, allowing for additional oil recovery.

Centerline SWD Technology and SWD Wells in North Dakota. Through our wholly owned subsidiary ProWater, LLC, a Colorado limited liability company (“ProWater Colorado”), we own, operate and manage the Class II SWD wells in Cartwright, North Dakota (the “Cartwright Well”), and the Class II SWD well in Williston, North Dakota (the “Williston Well”), and the Centerline SWD Technology.

The Cartwright Well construction has been completed, and the well is in partial operation. The Cartwright Well is anticipated to be in full operation in fall of 2013. The current data available to us implies that this well has an excellent probability of being able to receive large volumes of water.

The Williston Well has been drilled, the wellhead is completed and the tank farm has been installed. As additional financing is secured, the pump facility for the Williston Well is expected to be delivered in the next several months and is anticipated to be in operation by the spring of 2014. Current data available to us implies that this well also has a good probability of being able to receive large volumes of water.

MultiGen. The MultiGen is a highly efficient, reliable, low-emission and commercially proven integrated solution that uses natural gas, biogas, diesel or other fuels to power a micro-turbine that in turn powers a chiller running our patent-pending air conditioning/water-from-air generation unit.

After extended delays, World Environmental Solutions Pty Ltd., an Australian company (“WES”), the company in which we entered into the Technology Purchase Agreement, and amendments thereto (collectively referred to herein as the “Technology Purchase Agreement”), was able to install the first, patent pending production model, MultiGen in Australia. After over a year delay, the production model was partially started in October of 2012 with the water-maker and AC unit put into service first. The Capstone generator was successfully commissioned on February 2, 2013 and was anticipated to be put into complete 24-hour operation in March of 2013, but has been delayed indefinitely. This first installation was done in conjunction with the Queensland Government and their relationship with the TAFE School.

In reliance upon sales projections and timelines as provided to us by WES and its CEO, previous management used its business judgment to utilize the Company’s financial resources, which instead could have been used to grow Company assets in Utah and North Dakota, to produce and ship to Australia on behalf of WES the first MultiGen unit.  However, as of June 30, 2013, WES has failed to provide us with any reasonable updates as requested in regards to accurate projections, timelines, and likely royalty payments.  Furthermore, WES and its CEO have failed to achieve, or even come close to achieving, any of the projections and timelines that they provided to us, and our shareholders, at the 2010 Annual Shareholders Meeting.  As such, current management has carefully evaluated the delays in WES getting the first MultiGen unit to market, the repayment for such unit, the effects that such delays have had on the value of such assets, WES’s inability to fulfill previous sales projections and projected royalty payments, combined with the direct effect this has had on our corporate stock prices. The conclusion of this evaluation, combined with the lack of any reasonable updates from WES, has led current management in its business judgment to cease current promotion of MultiGen, until such time that we are assured by WES that such efforts are to the benefit of the Company and our shareholders.

Results of Operations for the Three Months Ended June 30, 2013 And 2012

The following table summarizes the results of continuing operations amounts of the Company for the periods and dates shown:

	Three Months Ended June 30,
	2013	2012
Combined Statement of Operations Data:
Revenue	$567,597	$983,205
Cost of revenue	566,851	277,914
Operating expenses	436,880	688,568
Operating income (loss)	(436,134)	16,723
Other income (expense)	(3,367,616)	46,235
Income (loss) from continuing operations	(3,803,750)	62,958
Net income	$(3,806,150)	$4,958

Revenues decreased $415,608 or 42%, for the three months ended June 30, 2013 compared to the corresponding prior period. This decrease is based upon management’s decision to reduce its volume intake to maximize the Blue Bench Class II SWD wells longevity. The long term effect of utilizing the wells maximum capacity would create additional capital investment and maintenance costs that outweigh the benefits to short term revenue gains. The Blue Bench Class II SWD well and Cartwright Well are currently averaging over 5,500 BPD and 1,800 BPD, respectively, which is within the original forecast projected. The Company’s largest customer accounted for 48% of revenue compared to 79% for the corresponding prior period due to the start up of the Cartwright Well.

Cost of revenue increased $288,937 or 104%, for the three months ended June 30, 2013 compared to the corresponding prior period. As a percentage of revenues, cost of revenue was 99% compared to 28% in the prior period. Items included within cost of revenues represent labor, depreciation and amortization, equipment rental, supplies, utilities, repair and maintenance. Principal factors contributing to the increase in cost of revenue included an increase in variable expenditures, such as materials disposal, rental equipment and repair and maintenance due to an increase in costs by our vendors. Payroll related costs are primarily fixed due to the minimal staffing required to monitor the facility and thus do not fluctuate significantly from period to period. Significant costs incurred during the three months ended June 30, 2013 were approximately $123,000 of material disposal and chemical costs for the Cartwright Well which was approximately 60% of revenue generated from that well. In addition, depreciation expense of approximately $149,000 and $44,000 is allocated to cost of revenue during the three months ended June 30, 2013 and 2012, respectively.

Total operating expenses decreased $251,688 or 37% for the three months ended June 30, 2013 compared to the corresponding prior period due to traveling and administrative costs related to the previously disclosed pending acquisition that was cancelled and approximately $225,000 decrease in stock based compensation due to options and shares issued for services. Operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, depreciation and amortization, legal expense, information systems expense, product marketing, and sales expense. During the three months ended June 30, 2013 and 2012, expenditures included approximately $35,000 and $260,000 for stock based compensation, $134,000 and $98,000 in professional fees, $105,000 (including $45,000 in severance) and $155,000 in salaries and wages, respectively, and general corporate expenditures for the Company for rent, utilities, etc.

Total other expense was $3,367,616 for the three months ended March 31, 2013 compared to income of $46,235 for the corresponding prior period due to the additional interest expense related to the conversion of the Horst Geicke note and Bridgewell Worldwide Limited note payable of $323,077 and $2,904,615, respectively. Other income (expense) includes interest income, interest expense, change in fair value of derivative liability, and gain on settlement of payables and accrued liabilities.

Provision for income taxes was $2,400 for the three months ended June 30, 2013 compared to a provision of $58,000 for the corresponding prior period based on estimated taxable income.

Segment Results for the Three Months Ended June 30, 2013 and 2012

The following should be read in conjunction with the quarterly financial results of fiscal 2013 for each reporting segment. See “Notes to Consolidated Financial Statements, Note 10 — Segment Information.” The Company evaluates the performance of its segments based on net income from continuing operations. Certain income and charges are not allocated to segments in the Company’s management reports because they are not considered in evaluating the segments’ operating performance. The following is a summary of information about profit or loss by segment:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2013			June 30, 2012
	ProWater	SET Corp	Total	Pro Water	SET Corp	Total
Revenues	$567,597	$–	$567,597	$983,205	$–	$983,205
Cost of revenues	566,851	–	566,851	277,914	–	277,914

Gross profit	746	–	746	705,291	–	705,291

Operating expenses:
General and administrative	127,488	309,392	436,880	115,896	572,672	688,568
Total operating expenses	127,488	309,392	436,880	115,896	572,672	688,568

Operating income (loss)	(126,742)	(309,392)	(436,134)	589,395	(572,672)	16,723
Other income (expense):
Interest income	19	18	37	105	496	601
Interest expense	(3,365,605)	(2,048)	(3,367,653)	(47,982)	(6,977)	(54,959)
Change in fair value of derivative liability	–	–	–	–	85,149	85,149
Other, net	–	–	–	(27,721)	43,165	15,444
Total other income (expense)	(3,365,586)	(2,030)	(3,367,616)	(75,598)	121,833	46,235

Income (loss) before provision for income taxes	(3,492,328)	(311,422)	(3,803,750)	513,797	(450,839)	62,958

Provision for income taxes			2,400			58,000
Net income (loss) from continuing operations			(3,806,150)			4,958
Net income from discontinued operations			–			–
Net income (loss)			$(3,806,150)			$4,958

ProWater (“Pro Water Utah” and “ProWater Colorado”)

All revenues and cost of revenues are associated with the ProWater segment. See explanation above regarding changes in revenues and cost of revenues.

Total operating expenses increased $11,592 or 10% for the three months ended June 30, 2013 compared to the prior period presented due to the increase in management and administrative costs of the Company as discussed above. Also as a result, as a percentage of revenue, operating expenses increased from 12% to 22%.

Total other expense increased $3,289,988 or 4352% for the three months ended June 30, 2013 compared to the prior period due to the additional interest expense related to the conversion of Bridgewell Worldwide Limited note payable of $2,904,615.

SET Corp

There is no revenue generated by this segment for any of the periods presented.

Total operating expenses for the three months ended June 30, 2013 decreased $263,280 or 46% compared to the prior period presented due to the decrease in stock compensation and decrease in salaries as a result of the resignation of Mr. and Mrs. Glaser. Operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, depreciation and amortization, legal expense, information systems expense, product marketing, sales expense, and research and development expenses. During the three months ended June 30, 2013 and 2012, expenditures included approximately $28,000 and $236,000 for stock based compensation, $114,000 and $97,000 in professional fees, $77,500 (including $45,000 in severance) and $109,000 in salaries and wages, respectively, and general corporate expenditures for SET Corp for rent, utilities, etc.

Total other expenses for the three months ended June 30, 2013 was $2,030 compared to income of $121,833 for the prior period presented due to approximately $85,000 of change in fair value of derivative liability in the prior period.

Liquidity and Management’s Plans

As shown in the accompanying consolidated financial statements, during the three months ended June 30, 2013, we incurred an operating loss before income taxes of $3,803,750.  As of June 30, 2013, we had a working capital deficit of $892,632. In addition, operations are primarily concentrated with three customers, one which represented 48%, one which represented 20%, and one which represented 12% of total revenues. During the three months ended June 30, 2013, we used cash flows in operations of $1,939,330. The net loss during the three months ended June 30, 2013 was primarily due to a 42% decrease in revenue due to a 29% decrease in sales with our majority water processing customer. During the three months ended June 30, 2013, we funded operations through cash flows generated from the ProWater segment and sales of common stock. In fiscal 2014, we intend to fund operations and pay down liabilities through cash on hand and the positive cash flow being generated by the Pro Water segment. In addition, we intend to continue to negotiate the settlement of liabilities. The Company has converted over $3,600,000 of debt into stock and its majority shareholder has committed to $2,600,000 in a stock purchase agreement of which $2,600,000 has been received and has been used to decrease ProWater Colorado payables from approximately $3,000,000 to $1,100,000.

If current and projected revenue growth does not meet Management estimates, the Management may choose to raise additional capital through debt and/or equity transactions, renegotiate current convertible debt obligations, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation. Currently, we cannot provide assurance that such financing will be available to us on favorable terms, or at all. If, after utilizing the existing sources of capital available to us, further capital needs are identified and if we are not successful in obtaining the financing, we may be forced to curtail our existing or planned future operations. We believe our plans will enable us to continue for a period in excess of one year from the date of the most recent balance sheet. The Company currently has $218,720 in cash on hand and is expected to fund operations for a period of at least one year with revenue generated from the ProWater segment.

Operating Activities

Cash used in operating activities were $1,939,330 and provided by operating activities were $73,051 the three months ended June 30, 2013 and 2012, respectively.  In 2013, this was the result of a net loss of $3,806,150 offset by non-cash and non-operating items (depreciation, stock-based compensation, change in fair value of warrant liability, stock issued for services, income tax provision, fair value of stock issued in excess of notes payable converted, and interest expense from the amortization of debt discounts) totaling $3,554,083 and net outflow of current assets and liabilities of $1,687,263, which was primarily due to the decrease in accounts payable.

Investing Activities

Cash used in investing activities during the three months ended June 30, 2013 and 2012 were $225,842 and $726,283, respectively. In 2013 and 2012, the primary investing activity was purchase of fixed assets related to the injection wells of $165,842 and $726,283, respectively. Also in 2013, $60,000 was used for bonds related to the injection wells. Significant expenditures were made by us to automate, winterize and add additional stations to the Blue Bench SWD injection well for increased production in 2012.

Financing Activities

Financing cash flows during the three months ended June 30, 2013 amounted to $2,304,919 and consisted of $1,750,000 of proceeds from the stock purchase agreement with Horst Geicke, $600,000 from a convertible note with Horst Geicke which was converted as part of the preceding stock purchase agreement, and payment on notes payable of $45,581. We used the proceeds to fund operations and make improvements to the DIW and building of the Cartwright Well. In addition, payments made were in accordance with agreements in place. In the 2012 period, financing cash flows used amounted to $128,595 and consisted of payments on a related party convertible note payable of $87,177, and payments on notes payable of $41,418.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and Principal Accounting & Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were effective as of June 30, 2013 and that they do allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On April 27, 2012, a Complaint was filed against us by a previous consultant in the Orange County Superior Court (Shani Investments v. SET, Orange County Superior Court 30-2012-00565519). This is an action for Breach of Contract, Breach of Implied Covenant and Common Counts with the trial date being set for September 23, 2013. Plaintiff’s total claim is for approximately $500,000, including interest. The Company had previously disputed the validity of these amounts with Shani, thus, payments were never made. A settlement has been reached between the parties in which we will make payments over 6 months to the Plaintiff in the total amount of $130,000.

On May 16, 2013, a Complaint was filed against us by another previous related consultant in the United States District Court (Rimon Consultancy v. SET, United States District Court CV 13-00900 FMO). This is an action for Breach of Contract with a prayer for approximately $473,000. We filed a motion to dismiss on July 5, 2013, which the court granted on August 2, 2013. The court dismissed the action without prejudice, and the Plaintiff filed their first amended complaint on August 8, 2013.  We will have until August 26, 2013 to file our responsive pleadings and will vigorously defend the action.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 7, 2013 we entered into a securities purchase agreement, exempt from registration under Regulation S and Section 4(2), with an accredited investor for the purchase of 20,000,000 shares of our common stock for $2,600,000 at $0.13 per share. As of the date of this filing, full consideration has been received by the Company.

The use of the proceeds are planned to be used to fund our development, expansion and operational plans as discussed in Item 2 of Part 1 of this Quarterly Report.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

This item is not applicable.

Item 5.  Other Information.

On July 5, 2013, our board of directors’ reinstated Keith Morlock’s previous bonus schedule, on a per quarter gross revenue basis, based on the percentage of his annual salary then in effect during the subject fiscal year, until his resignation, or until his successor are elected or appointed as follows: a) if the quarterly gross revenue is $500,000 - $1,249,999 then he would receive 2.5% of his annual salary then in effect; b) if the quarterly gross revenue is $1,250,000 -$1,999,999 then he would receive 3% of his annual salary then in effect; c) if the quarterly gross revenue is $2,000,000 - $2,749,999 then he would receive 3.75% of his annual salary then in effect,; d) if the quarterly gross revenue is $2,750,000 - $3,749,999 the he would receive 5% of his annual salary then in effect; and e) if the quarterly gross revenue is greater than $3,750,000 then he would receive 6.25% of his annual salary then in effect. The aforementioned quarterly bonuses for Mr. Morlock are not cumulative after the given fiscal year.

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:

Exhibit Number	Description

3(i)	Restated Articles of Incorporation (1)
3(ii)	Amendment to Articles of Incorporation (7)
3(ii)	Amended and Restated Bylaws (1)
3(iv)	Amended and Restated Bylaws (8)
10.1	Pro Water (Utah) Acquisition Agreement and Convertible Secured Promissory Note (2)
10.2	Amendment No. 1 to Pro Water (Utah) Acquisition Agreement (3)
10.3	Technology Purchase Agreement with World Environmental Solutions Pty Ltd. (4)
10.4	Amendment to Convertible Secured Promissory Note (5)
10.5	Amendment to Technology Purchase Agreement with World Environmental Solutions Pty Ltd. (6)
10.6	Amendment No. 1 to the Asset Purchase Agreement and the Asset Purchase Agreement (9)
10.7	Amended and Restated Revolving Loan Agreement (10)
21.1	Subsidiaries
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

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

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION

Dated: August 13, 2013	/s/ Keith Morlock
Keith Morlock
Chief Executive Officer

Dated: August 13, 2013	/s/ Allan Viernes
Allan Viernes
Chief Financial and Accounting Officer

