Form 10-Q
period 2013-09-30
Sustainable Environmental Technologies Corp
filed 2013-11-19
CIK 932136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 19, 2013 there were 65,570,296 shares of the registrant’s common stock issued and outstanding.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	As of September 30,	As of March 31,
	2013	2013
Assets (Note 6)
Current assets:
Cash and cash equivalents	$174,543	$63,767
Accounts receivable, net of allowance for doubtful accounts of $6,000 and $6,000, respectively	245,327	428,853
Prepaids and other current assets	74,292	51,870
Deferred tax assets	42,279	42,279
Total current assets	536,441	586,769

Property and equipment, net	9,622,538	9,937,616
Other assets	170,742	110,742
Intangible assets, net	86,818	101,248
Goodwill	66,188	66,188
Deferred tax assets, long-term	512,681	512,681

Total Assets	$10,995,408	$11,315,244

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,124,987	$3,346,572
Accrued salaries, wages, and related party consulting fees	30,967	71,010
Accrued liabilities	143,457	263,962
Notes payable	81,707	61,877
Total current liabilities	1,381,118	3,743,421

Related party convertible notes payable, long-term, net of discount of $0 and $134,082, respectively	–	1,170,584
Related party notes payable	–	2,300,000
Other long-term liabilities	39,014	112,548
Total liabilities	1,420,132	7,326,553

Commitments and Contingencies (Note 9)

Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 4,582,827 issued at September 30, 2013 and March 31, 2013, none outstanding	–	–
Common stock, $0.001 par value, 100,000,000 shares authorized; 65,570,296 and 17,120,358 issued and outstanding at September 30, 2013 and March 31, 2013, respectively	65,570	17,121
Additional paid-in capital	16,802,104	7,259,074
Accumulated deficit	(7,292,398)	(3,287,504)
Total stockholders' equity	9,575,276	3,988,691

Total Liabilities and Stockholders' Equity	$10,995,408	$11,315,244

 The accompanying notes are an integral part of these consolidated financial statements.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Water processing	$443,602	$797,367	$958,894	$1,592,401
Reclaimed oil	218,175	102,124	270,480	290,295
Total revenues	661,777	899,491	1,229,374	1,882,696

Cost of revenues:
Water processing	392,149	260,397	926,009	498,065
Reclaimed oil	66,155	43,031	99,146	83,277
Total cost of revenues	458,304	303,428	1,025,155	581,342

Gross profit	203,473	596,063	204,219	1,301,354

Operating expenses:
General and administrative	398,463	529,280	835,343	1,217,848
Total operating expenses	398,463	529,280	835,343	1,217,848

Operating income (loss)	(194,990)	66,783	(631,124)	83,506

Other income (expense):
Interest income	62	753	99	1,354
Interest expense	(3,576)	(51,048)	(3,371,229)	(106,007)
Change in fair value of derivative liability	–	30,260	–	115,409
Other, net	–	–	–	15,444
Total other income (expense), net	(3,514)	(20,035)	(3,371,130)	26,200

Income (loss) before provision for income taxes	(198,504)	46,748	(4,002,254)	109,706

Provision for income taxes	240	80,000	2,640	138,000
Net loss	$(198,744)	$(33,252)	$(4,004,894)	$(28,294)

Basic and diluted net income (loss) available to common shareholders
Net loss	$(0.00)	$(0.00)	$(0.07)	$(0.00)

Weighted average shares - basic	65,565,405	16,795,779	57,100,767	16,661,072
Weighted average shares - diluted	65,565,405	16,795,779	57,100,767	16,661,072

 The accompanying notes are an integral part of these consolidated financial statements.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(4,004,894)	$(28,294)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discounts related to beneficial conversion features and warrants	134,082	58,481
Fair value of stock issued in excess of notes payable converted	3,227,692	–
Income tax provision	–	130,000
Loss on disposal of assets	–	27,820
Change in fair value of derivative liabilities	–	(115,409)
Depreciation and amortization	322,553	110,980
Stock-based compensation	70,170	459,735
Gain on settlement and extinguishment of accounts payable	–	(43,165)
Change in operating assets and liabilities:
Accounts receivable	183,526	(101,013)
Prepaid expenses	38,871	566,999
Accounts payable	(2,014,006)	(46,080)
Accrued liabilities	(155,131)	(75,688)
Income taxes payable	–	8,000
Net cash provided by (used in) operating activities	(2,197,137)	952,366

Cash flows from investing activities:
Purchase of property and equipment	(190,624)	(3,171,124)
Other assets	(60,000)	–
Net cash used in investing activities	(250,624)	(3,171,124)

Cash flows from financing activities:
Proceeds from sale of common stock	2,000,000	–
Proceeds from related party note payable	600,000	721,403
Payments on related party convertible note payable	–	(175,449)
Payments on notes payable	(41,463)	(48,542)
Net cash provided by financing activities	2,558,537	497,412

Net increase (decrease) in cash	110,776	(1,721,346)
Cash - beginning of period	63,767	1,913,727
Cash - ending of period	$174,543	$192,381

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$5,416	$43,465
Income taxes	$2,640	$–

Non-cash investing and financing activities:
Purchase of property and equipment in accounts payable	$–	$1,335,240
Issuance of common stock in connection with convertible debt and accrued interest	$4,293,617	$–

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

On July 26, 2013, the board of directors of the Company were notified by HJG Holdings, LLC, a California limited liability company (“HJG”), a company majority owned by Horst Geicke, that HJG intended to merge the Company into HJG, utilizing a short-form merger in accordance with the California Corporations Code (the “Merger”). On November 7, 2013, we filed a Form 8-K with the Securities and Exchange Commission (“SEC”) to report that on October 28, 2013 the Company and HJG entered into an agreement of merger, (“Agreement of Merger”), due to HJG’s beneficial ownership of over 90% of the issued and outstanding common stock of the Company.

On October 28, 2013, our board of directors reviewed the terms and conditions of the Agreement of Merger via unanimous written consent, and believe them to be fair and reasonable and in the best interest of the Company, and its shareholders. The board of directors of the Company based its determination on several factors including but not limited to the overall fairness of the transaction, the specific terms of the Agreement of Merger, and a valuation analysis that was prepared by an independent appraiser. Although the valuation analysis valued the stock at $0.0519 per share, the board of directors vigorously negotiated with HJG for the $0.11 price.

Pursuant to the Agreement of Merger, HJG and the Company shall perform the Merger and cash out the remaining shareholders of the Company at $0.11 per share utilizing a payment agent. After the Merger, HJG as the surviving entity shall assume and succeed to the assets, rights, properties, privileges, powers, immunities, liabilities, and obligations of the Company pursuant to the terms and conditions of the Agreement of Merger.

Our board of directors set the record date as November 7, 2013, in order to determine the Company’s shareholders entitled to receive notice of the Merger. Such shareholders shall be sent notice of the Merger on or before November 20, 2013, which notice shall include a copy of the Agreement of Merger, a letter of transmittal from the payment agent with the payment agent’s contact information and information regarding the exchange, delivery and surrender of the shares of common stock of the Company, and information regarding dissenters rights applicable to shareholders of record pursuant to California Corporations Code section 1301(a). We anticipate that after the 20-day waiting period after the mailing of the notice to the shareholders of record, the Merger shall become effective on or after December 11, 2013 (the “Effective Date”). After such Effective Date, we shall deregister our shares of common stock with the SEC by filing a Form 15, and by taking all further actions to remove the ticker symbol from trading with the Financial Industry Regulatory Authority (“FINRA”) and the over the counter (“OTC”) markets.

The cash out of the outstanding shares of common stock of the Company as referred to pursuant to the Merger has not yet commenced, thus inclusion of this information is neither an offer to purchase nor a solicitation of an offer to sell any securities. On the Effective Date, the Company will file a Form 8-K with the SEC to report the removal of the ticker symbol and trading from FINRA and the OTC Markets.

Management’s Plans

As shown in the accompanying consolidated financial statements, during the six months ended September 30, 2013, we incurred an operating loss before income taxes of $4,002,254.  As of September 30, 2013, we had a working capital deficit of $844,677. In addition, operations are primarily concentrated with three customers, one which represented 36%, one which represented 17%, and one which represented 12% of total revenues. During the six months ended September 30, 2013, we used cash flows in operations of $2,197,137. The net loss during the six months ended September 30, 2013 was primarily due to a 35% decrease in revenue due to a 72% decrease in sales with our majority water processing customer. During the six months ended September 30, 2013, we funded operations through cash flows generated from the ProWater segment and sales of common stock. In fiscal 2014, we intend to fund operations and pay down liabilities through cash on hand and the positive cash flow being generated by the Pro Water segment. In addition, we intend to continue to negotiate the settlement of liabilities. The Company has converted over $3,600,000 of debt into stock and its majority shareholder has committed to $2,600,000 in a stock purchase agreement of which $2,600,000 has been received and has been used to decrease ProWater Colorado payables from approximately $3,000,000 to $880,000.

If current and projected revenue growth does not meet Management estimates, the Management may choose to raise additional capital through debt and/or equity transactions, renegotiate current convertible debt obligations, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation. Currently, we cannot provide assurance that such financing will be available to us on favorable terms, or at all. If, after utilizing the existing sources of capital available to us, further capital needs are identified and if we are not successful in obtaining the financing, we may be forced to curtail our existing or planned future operations. If the Merger goes through, HJG will invest capital to fund the operations of the Company and if it does not, the Company will fund operations through the cash flow from the operations of the ProWater segment and other methods discussed above. We believe our plans will enable us to continue for a period in excess of one year from the date of the most recent balance sheet. The Company currently has $146,831 in cash on hand and is expected to fund operations for a period of at least one year with revenue generated from the ProWater segment and other methods discussed above.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements and notes thereto for SET Corp for the year ended March 31, 2013 included in SET Corp’s Annual Report on Form 10-K. The consolidated financial statements for the three and six months ended September 30, 2013 are not necessarily indicative of the results expected for the year ending March 31, 2014.

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013 and March 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaids, accounts payable, accrued liabilities, and notes payable. Fair values for these items were assumed to approximate carrying values because of their short term nature or because they are payable on demand.

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

Customer

The geographic location of the injection well is a direct factor with relation to the radius of customers’ wells that can be economically serviced. While there are several key factors to obtaining new business, the ratio of available business per customer is based solely on the number of wells the customer has within the serviceable radius of the injection well. As new gas wells are developed within the serviceable radius of the well, the ratio of customers to percentage of business will decrease. Until new wells are developed, the expected customer to business ratio is not expected to change. During the three months ended September 30, 2013 and 2012, the Company had five (5) and two (2) customers that accounted for approximately 86% and 98% of its revenue, respectively. During the six months ended September 30, 2013, the Company had three (3) customers that accounted for approximately 65% of its revenue and four (4) customers that accounted for 83% of its accounts receivable at September 30, 2013. During the six months ended September 30, 2012, the Company had two (2) customers that accounted for approximately 97% of its revenue and one (1) customer that accounted for 90% of its accounts receivable at September 30, 2012. The loss of our injection well customers would have a significant impact on the Company’s financial results. In addition, we are selling our reclaimed oil to three customers. Revenue for the six months ended September 30, 2013 for our largest customer has also decreased by 72% compared to the corresponding prior period due to the customer now operating its own injection well. If there were an issue with these customers, we have additional oil customers that would potentially take this position.

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

The Company excluded 444,930 options and 500,000 warrants from the computation of diluted net loss per share as their exercise prices were in excess of the average closing market price of the Company’s common stock for the three and six months ended September 30, 2013.

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

The Company excluded 95,250 options and 1,978,835 warrants from the computation for the three and six months ended September 30, 2012, respectively, as their exercise prices were in excess of the average closing market price of the Company’s common stock.

Note 3 – Intangible Assets

Customer Relationships

During the six months ended September 30, 2013 and 2012, the Company recorded amortization expense to cost of goods sold related to the customer relationship of $14,430 and $14,468, respectively. The net carrying value of the customer relationship as of September 30, 2013 was $86,818.

Note 4 – Property and Equipment

Property and equipment as of September 30, 2013 and March 31, 2013 consisted of the following:

	September 30, 2013	March 31, 2013
Injection well	$3,983,538	$3,902,774
Machinery and equipment	4,026,143	3,983,618
Construction in progress	2,316,218	2,479,907
Buildings	87,500	87,500
Land	51,000	51,000
Office equipment, furniture and fixtures	10,692	4,188
Vehicles	27,474	–
Accumulated depreciation	(880,027)	(571,371)
Total	$9,622,538	$9,937,616

As of September 30, 2013, construction in progress is idle and requires additional capital, which will most likely be a result of the Merger. During the six months ended September 30, 2013 and 2012, the Company recorded depreciation expense of $308,123 and $91,512, respectively.

Note 5 – Certain Balance Sheet Elements

Accrued Liabilities

At September 30, 2013 and March 31, 2013, the Company had accrued liabilities as follows:

	September 30, 2013	March 31, 2013

Accrued interest	$37,786	$33,747
Royalty payable	58,581	96,247
Sales tax payable	22,092	108,968
Other	24,998	25,000
Total	$143,457	$263,962

Note 6 – Notes Payable

MOU Note Payable

The Company has a promissory note payable of $45,000 which was incurred in connection with a memorandum of understanding to purchase SET Corp’s discontinued water treatment plant. The note bears interest at 10% with a default rate of 18%. As of September 30, 2013, the note is in default and interest is being accrued at the default rate.

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

Since the conversion price of $0.375 related to $400,000 was significantly less than the fair value of the Company’s common stock per the closing market price, a beneficial conversion feature was present. The Company valued the beneficial conversion feature as of the date of the amended agreement in the amount of $696,000, and recorded the maximum discount allowed of $400,000 against the note. At March 31, 2013, the outstanding balance of $1,170,584, net of the unamortized discount of $134,082 was classified as long term based on its subsequent conversion on April 12, 2013 as discussed below. During the six months ended September 30, 2013 and 2012, the Company amortized $134,082 and $58,541 of the discount or 10% and 4% of the liability to interest expense, respectively, using the effective interest method.

On April 12, 2013, Metropolitan Real Estate LLC agreed to convert its outstanding principal balance of $1,304,666 and accrued interest of $28,951 into 10,258,592 shares of restricted common stock, valued at $0.13 per share. Due to the significant change in the fair market value of the consideration before and after the modification, the Company accounted for the change in terms as an extinguishment of the original note. The unamortized discount at the time of extinguishment of $130,333 is included in interest expense on the accompanying statement of operations during the six months ended September 30, 2013. At the time of modification, the converted price $0.13 was in excess of the closing market price of the Company's common stock and thus did not result in an additional beneficial conversion feature.

Related Party Convertible Note Payable to Horst Geicke

On April 16, 2013, we entered into a convertible revolving loan agreement with Horst Geicke for $600,000 with 8% interest rate. On April 20, 2013, such accredited investor desired to convert the note into common stock of the Company at $0.13 per share. Therefore, we were obligated to issue 4,615,385 shares of restricted common stock for the $600,000. The difference of $323,077 between the fair market value of the stock issued in connection with the conversion and principal balance was recorded as interest expense during the six months ended September 30, 2013.

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

An additional $300,000 was funded in February 2013 under an Amended and Restated Revolving Note Agreement which included the following; a) the principal amount shall be increased to $2,300,000, plus 5% interest; b) the personal guarantees of Mr. Morlock and Mr. Glaser shall be terminated, and in exchange, the ProWater Colorado shall grant a first priority security interest to Bridgewell in the Cartwright Well ; and lastly c) upon the mutual consent of the Company and Bridgewell, any outstanding principal and interest may be converted at any time, into common stock of the Company. As of March 31, 2013, the amount due on these advances was $2,300,000 and was classified as long-term in the accompanying balance sheet based on its terms and subsequent conversion. During the year ended March 31, 2013, the Company capitalized interest of $50,000 under property and equipment in the accompanying balance sheet. During the six months ended September 30, 2013, the Company capitalized interest of $10,000 under property and equipment in the accompanying balance sheet.

On April 30, 2013, Bridgewell notified us that they wanted to convert the Amended and Restated Revolving Loan Agreement, along with all accrued interest thereon, into 18,153,846 shares of restricted common stock, valued at $0.13 per share, making the Amended and Restated Revolving Loan Agreement paid in full, and of no further effect. In addition, the Company recorded additional interest expense of $2,904,615 during the six months ended September 30, 2013 due to the difference between the fair market value of the shares issued of $0.29 per share and stock price the note was converted at.

Note 7 – Stockholders’ Deficit

Common Stock Issued to Related Parties for Accrued Liabilities and Services

On March 27, 2012, the Company granted common stock to three board members which vest over a twenty-four (24) month period, starting April 1, 2012 and then the first of each quarter thereafter (ending January 1, 2014). Under the agreement, the Company agreed to issue a total of 450,000 shares of common stock valued at $585,000 on the date of the grant, with the first tranche of 56,250 being issued in April 2012, second tranche of 56,250 being issued in July 2012, and third tranche of 56,250 being issued in October 2012. In addition, due to Keith Morlock’s resignation as a Director, the Company approved issuance of the remaining 93,750 shares due to him under this agreement in which the shares vested immediately. In January 2013, the fourth tranche of 37,500 shares were issued. In April 2013, the fifth tranche of 18,750 shares were issued. In July 2013, the sixth tranche of 18,750 shares were issued. During the three and six months ended September 30, 2013, the Company recorded stock-based compensation expense related to this issuance of $24,375 and $48,750 within general and administrative expense, respectively. Future stock-based compensation under this agreement is expected to be $24,375 in fiscal year 2014. Mr. Glaser’s remaining issuance for directors’ bonus shares were cancelled.

Stock Purchase Agreement with Horst Geicke

On May 7, 2013, the Company entered into a stock purchase agreement with Horst Geicke to purchase 20,000,000 shares of the Company’s common stock at $0.13 per share to raise $2,600,000 which included the conversion of a $600,000 note. The Company received $2,600,000 towards the subscription agreement and accordingly issued 20,000,000 shares of its common stock.

Note 8 – Options and Warrants

Stock compensation expense, excluding items disclosed above, recorded in general and administrative expense in the statements of operations for the three months ended September 30, 2013 and 2012 was $10,710 and $76,691, respectively. Stock compensation expense, excluding items disclosed above, recorded in general and administrative expense in the statements of operations for the six months ended September 30, 2013 and 2012 was $21,420 and $153,382, respectively.

The following is a summary of activity of outstanding stock option activity for the six months ended September 30, 2013:

Number of Shares
Balance, March 31, 2013	1,039,145
Options granted	–
Options exercised	–
Options cancelled or forfeited	(550,991)

Balance, September 30, 2013	488,154

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

Warrants

The following is a summary of activity of outstanding common stock warrants for the six months ended September 30, 2013:

Number Of Shares

Balance, March 31, 2013	938,668
Warrants granted	–
Warrants exercised	–
Warrants cancelled or forfeited	(438,668)
Balance, September 30, 2013	500,000

Note 9 – Commitments and Contingencies

Manufacturing and Engineering Agreement

In January 2012, ProWater Colorado entered into a manufacturing and engineering agreement to build part of the Centerline SWD System facility for the Cartwright Well for $1,770,000. To start the process 35% was paid and, a second payment of 30% was paid after major components were delivered to the manufacturer in October 2012. The balance of 35% was due when shipped to the Cartwright Well. As of September 30, 2013, $1,770,000 was recorded as machinery and equipment in property and equipment and $700,341 in accounts payable on the accompanying balance sheet.

Legal Proceedings

A settlement was reached regarding a Complaint filed against the Company by a previous consultant in the Orange County Superior Court. During the six months ended September 30, 2013, no additional gain or loss was recorded.

On May 16, 2013, a Complaint was filed against the Company by a previous consultant in the United States District Court (Rimon Consultancy v. SET, United States District Court CV 13-00900 FMO).  This is an action for Breach of Contract with a prayer for approximately $473,000. The Company filed a motion to dismiss on July 5, 2013, which the court granted on August 2, 2013. The Plaintiff then filed their first amended complaint on August 8, 2013.  We filed our answer to the first amended complaint and counterclaim on August 26, 2013.  Our counter-claim is based on the Plaintiff’s breach of the contract by Plaintiff’s failure and refusal to perform the contract, causing the Company damages in the amount of $4,500,000USD.  On October 10, 2013, Plaintiff filed a motion to dismiss the answer and the counterclaim.  However, on October 24, 2013, the court denied the motion to dismiss without prejudice and the Plaintiff filed their answer to the counterclaim on November 8, 2013. The court has set the date of trial for September 2, 2014, however the Company maintains that the claimed amounts have passed the statute of limitations and that the Complaint is without merit. The Company does not believe it is probable any additional amounts will be liable to Plaintiff and thus no provision has been recorded as of September 30, 2013. If it was determined that the Company would be liable for said amounts, the maximum to be recorded would be for the amount filed. The Company will vigorously defend the action.

Note 10 – Segment Information

The Company reports information about operating segments, as well as disclosures about products and services and major customers. Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance. Management has determined that the water disposal operations of SWD wells (collectively Pro Water Utah and ProWater Colorado shall be referred to herein collectively as “ProWater”) and the operations of SET Corp (“SET Corp”) should be disclosed separately as management reviews financial statements for these entities separately and makes decisions independently of the other entities included within the Company’s financial statements. All intercompany transactions between the reportable segments are eliminated upon consolidation of the Company. As of September 30, 2013, the ProWater segment is the only revenue producing segment and operates in Utah and North Dakota.

The Company evaluates the performance of its segments based on net income (loss) from continuing operations. Certain income and charges are not allocated to segments in the Company’s management reports because they are not considered in evaluating the segments’ operating performance. The following is a summary of information about profit or loss and assets by segment:

	For the Three Months Ended			For the Three Months Ended
	September 30, 2013			September 30, 2012
	Pro Water	SET Corp	Total	Pro Water	SET Corp	Total
Revenues	$661,777	$–	$661,777	$899,491	$–	$899,491
Cost of revenues	458,304	–	458,304	303,428	–	303,428

Gross profit	203,473	–	203,473	596,063	–	596,063

Operating expenses:
General and administrative	115,361	283,102	398,463	128,352	400,928	529,280
Total operating expenses	115,361	283,102	398,463	128,352	400,928	529,280

Operating income (loss)	88,112	(283,102)	(194,990)	467,711	(400,928)	66,783
Other income (expense):
Interest income	58	4	62	669	84	753
Interest expense	(1,557)	(2,019)	(3,576)	(44,979)	(6,069)	(51,048)
Change in fair value of derivative liability	–	–	–	–	30,260	30,260
Total other income (expense)	(1,499)	(2,015)	(3,514)	(44,310)	24,275	(20,035)

Income (loss) before provision for income taxes	86,613	(285,117)	(198,504)	423,401	(376,653)	46,748

Provision for income taxes			240			80,000
Net loss			$(198,744)			$(33,252)

	For the Six Months Ended			For the Six Months Ended
	September 30, 2013			September 30, 2012
	ProWater	SET Corp	Total	Pro Water	SET Corp	Total
Revenues	$1,229,374	$–	$1,229,374	$1,882,696	$–	$1,882,696
Cost of revenues	1,025,155	–	1,025,155	581,342	–	581,342

Gross profit	204,219	–	204,219	1,301,354	–	1,301,354

Operating expenses:
General and administrative	242,849	592,494	835,343	252,998	964,850	1,217,848
Total operating expenses	242,849	592,494	835,343	252,998	964,850	1,217,848

Operating income (loss)	(38,630)	(592,494)	(631,124)	1,048,356	(964,850)	83,506
Other income (expense):
Interest income	77	22	99	774	580	1,354
Interest expense	(3,367,162)	(4,067)	(3,371,229)	(92,961)	(13,046)	(106,007)
Change in fair value of derivative liability	–	–	–	–	115,409	115,409
Other, net	–	–	–	(27,721)	43,165	15,444
Total other income (expense)	(3,367,085)	(4,045)	(3,371,130)	(119,908)	146,108	26,200

Income (loss) before provision for income taxes	(3,405,715)	(596,539)	(4,002,254)	928,448	(818,742)	109,706

Provision for income taxes			2,640			138,000
Net loss			$(4,004,894)			$(28,294)

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

As of September 30, 2013, primarily all of the property and equipment was within the ProWater segment of which 19% and 75% was located in Utah and North Dakota, respectively. All assets were located in the United States, with 94% of total assets related to the ProWater segment. Assets related to SET Corp primarily related to cash, prepaids and deferred tax assets.

Note 11 – Subsequent Events

See Note 1.

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

Overview

Our business is dedicated to responsible resource utilization through environmentally sustainable technologies. Our products and services are intended to limit our customer’s environmental impact by conserving valuable and diminishing natural resources. Current and future products include, and are expected to include, innovative eco-technologies that provide patented treatment, recovery, reclamation and re-injection services for Produced Water (which is associated with the oil and gas industry) and the ultra-efficient tri-gen systems that offer combined cooling, heating, and power generation with the added capability of water production from a single energy source. We also plan to provide customized services that include design, construction, management, operation and maintenance services, and equipment manufacturing for the industrial and municipal sectors. Therefore, we continue to be competitive with our competitors, which range from small start-up enterprises to companies that are larger and more established than us with access to significant financial resources.

Products and Services

Blue Bench SWD in Duchesne, Utah. Through our wholly owned subsidiary Pro Water, LLC, a Utah limited liability company (“Pro Water Utah”), our Blue Bench Class II Salt Water Disposal (“SWD”) well is operated in Duchesne, Utah. Disposal wells are one of the few, available methods for disposing Produced Water, a byproduct of the oil and gas industry, in that area. The Blue Bench Class II SWD well takes in Produced Water, brought in from customers in the surrounding oil and gas fields, and converts that Produced Water into processed water, which can be reused for drilling for oil and gas, or alternatively safely injected into approved formations. While the Blue Bench Class II SWD well previously operated at greater than expected capacity, current estimates have led us to believe that the overall well capacity is lower than expected, and therefore we are currently exploring additional new technologies to enhance the production capability and cut down on operating costs at the facility. This technology would also improve the oil water separation process, allowing for additional oil recovery.

Centerline SWD Technology and SWD Wells in North Dakota. Through our wholly owned subsidiary ProWater, LLC, a Colorado limited liability company (“ProWater Colorado”), we own, operate and manage a Class II SWD well in Cartwright, North Dakota (the “Cartwright Well”), and we anticipate developing a Class II SWD well in Williston, North Dakota (the “Williston Well”), and the Centerline SWD Technology.

The Cartwright Well construction has been completed, and the well is in partial operation. The Cartwright Well was anticipated to be in full operation in 2013, but due to vendor issues with our primary contractor GE, we have been inhibited from doing such. We are currently considering all options for remedying this matter. While current data available to us implies that this well has an excellent probability of being able to receive large volumes of water, but it should be noted, that this does not directly relate to the amount of business the facility will take in.

The Williston Well has been drilled, the wellhead is completed and the tank farm has been installed. Additional financing will need to be secured, for the completion and development of the pump facility for the Williston Well. Therefore, at this time, the Williston well is not expected to come on line until additional financing is secured. Current data available to us implies that this well also has a good probability of being able to receive large volumes of water, but it should be noted, that this does not directly relate to the amount of business the facility will take in.

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

In reliance upon sales projections and timelines provided to us by WES and its CEO, previous management used its business judgment to utilize the Company’s financial resources, which instead could have been used to grow Company assets in Utah and North Dakota, to produce and ship to Australia on behalf of WES the first MultiGen unit.  However, as of June 30, 2013, WES has failed to provide us with any reasonable updates as requested in regards to accurate projections, timelines, and likely royalty payments.  Furthermore, WES and its CEO have failed to achieve, or even come close to achieving, any of the projections and timelines that they provided to us, and our shareholders, at the 2010 Annual Shareholders Meeting.  As such, current management has carefully evaluated the delays in WES getting the first MultiGen unit to market, the repayment for such unit, the effects that such delays have had on the value of such assets, WES’s inability to fulfill previous sales projections and projected royalty payments, combined with the direct effect this has had on our corporate stock prices. The conclusion of this evaluation, combined with the lack of any reasonable updates from WES, has led current management in its business judgment to cease current promotion of MultiGen, until such time that we are assured by WES that such efforts are to the benefit of the Company and our shareholders.

Results of Operations for the Three Months Ended September 30, 2013 and 2012

The following table summarizes the results of continuing operations amounts of the Company for the periods and dates shown:

	For the Three Months Ended September 30,
	2013	2012
Combined Statement of Operations Data:
Revenue	$661,777	$899,491
Cost of revenue	458,304	303,428
Operating expenses	398,463	529,280
Operating income (loss)	(194,990)	66,783
Other expense	(3,514)	(20,035)
Income (loss) from continuing operations	(198,504)	46,748
Net loss	$(198,744)	$(33,252)

Revenues decreased $237,714 or 26%, for the three months ended September 30, 2013 compared to the corresponding prior period. This decrease is based upon management’s decision to reduce its volume intake to maximize the Blue Bench Class II SWD wells longevity. The long term effect of utilizing the wells maximum capacity would create additional capital investment and maintenance costs that outweigh the benefits to short term revenue gains. The Blue Bench Class II SWD well and Cartwright Well are currently averaging over 4,000 BPD and 2,000 BPD, respectively, which is within the original forecast projected. The Company’s largest customer accounted for 25% of revenue compared to 87% for the corresponding prior period due to the start-up of the Cartwright Well. Revenue for the three months ended September 30, 2013 for this customer has also decreased by 79% compared to the corresponding prior period due to the customer now operating its own injection well. Reclaimed oil revenue is a byproduct that is dependent on the quality of the water provided and is not consistent or predictable.

Cost of revenue increased $154,876 or 51%, for the three months ended September 30, 2013 compared to the corresponding prior period. As a percentage of revenues, cost of revenue was 69% compared to 34% in the prior period. Items included within cost of revenues represent labor, depreciation and amortization, equipment rental, supplies, utilities, repair and maintenance. Principal factors contributing to the increase in cost of revenue included an increase in variable expenditures, such as materials disposal, rental equipment and repair and maintenance due to an increase in costs by our vendors. Payroll related costs are primarily fixed due to the minimal staffing required to monitor the facility and thus do not fluctuate significantly from period to period. Significant costs incurred during the three months ended September 30, 2013 were approximately $53,000 of material disposal and chemical costs for the Cartwright Well which was approximately 60% of water processing revenue generated from that well. In addition, during the three months ended September 30, 2013, there was $165,329 of depreciation and amortization included in cost of revenue compared to $57,076 during the corresponding prior period due to the addition of the Cartwright Well.

Total operating expenses decreased $130,817 or 25% for the three months ended September 30, 2013 compared to the corresponding prior period due to traveling and administrative costs related to the previously disclosed pending acquisition that was cancelled and approximately $165,000 decrease in stock based compensation due to options and shares issued for services. Operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, depreciation and amortization, legal expense, information systems expense, product marketing, and sales expense. During the three months ended September 30, 2013 and 2012, expenditures included approximately $35,000 and $200,000 for stock based compensation, $159,000 and $116,000 in professional fees, $71,000 and $116,000 in salaries and wages, respectively, and general corporate expenditures for the Company for rent, utilities, etc.

Total other expense was $3,514 for the three months ended September 30, 2013 compared to expense of $20,035 for the corresponding prior period. Other income (expense) includes interest income, interest expense, change in fair value of derivative liability, and gain on settlement of payables and accrued liabilities.

Provision for income taxes was $240 for the three months ended September 30, 2013 compared to a provision of $80,000 for the corresponding prior period based on estimated taxable income. The Company did not record significant tax during the three months ended September 30, 2013 as the Company does not expect a significant amount of taxable income for the year ended March 31, 2014.

Segment Results for the Three Months Ended September 30, 2013 and 2012

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

	For the Three Months Ended			For the Three Months Ended
	September 30, 2013			September 30, 2012
	Pro Water	SET Corp	Total	Pro Water	SET Corp	Total
Revenues	$661,777	$–	$661,777	$899,491	$–	$899,491
Cost of revenues	458,304	–	458,304	303,428	–	303,428

Gross profit	203,473	–	203,473	596,063	–	596,063

Operating expenses:
General and administrative	115,361	283,102	398,463	128,352	400,928	529,280
Total operating expenses	115,361	283,102	398,463	128,352	400,928	529,280

Operating income (loss)	88,112	(283,102)	(194,990)	467,711	(400,928)	66,783
Other income (expense):
Interest income	58	4	62	669	84	753
Interest expense	(1,557)	(2,019)	(3,576)	(44,979)	(6,069)	(51,048)
Change in fair value of derivative liability	–	–	–	–	30,260	30,260
Total other income (expense)	(1,499)	(2,015)	(3,514)	(44,310)	24,275	(20,035)

Income (loss) before provision for income taxes	86,613	(285,117)	(198,504)	423,401	(376,653)	46,748

Provision for income taxes			240			80,000
Net loss			$(198,744)			$(33,252)

Pro Water

All revenues and cost of revenues are associated with the ProWater segment. See explanation above regarding changes in revenues and cost of revenues.

Total operating expenses decreased $12,991 or 10% for the three months ended September 30, 2013 compared to the prior period presented due to the decrease in management and administrative costs of the Company as discussed above. Also as a result, as a percentage of revenue, operating expenses increased from 14% to 17%.

Total other expense decreased $42,811 or 97% for the three months ended September 30, 2013 compared to the prior period due to the interest expense related to the now converted $2.0 million note payable to the former shareholder of Pro Water.

SET Corp

There is no revenue generated by this segment for any of the periods presented.

Total operating expenses for the three months ended September 30, 2013 decreased $117,826 or 29% compared to the prior period presented due to the decrease in stock compensation and decrease in salaries as a result of the resignation of Mr. and Mrs. Glaser. Operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, depreciation and amortization, legal expense, information systems expense, product marketing, sales expense, and research and development expenses. During the three months ended September 30, 2013 and 2012, expenditures included approximately $28,000 and $175,000 for stock based compensation, $140,000 and $62,000 in professional fees, $40,000 and $62,000 in salaries and wages, respectively, and general corporate expenditures for SET Corp for rent, utilities, etc.

Total other expenses for the three months ended September 30, 2013 was $2,015 compared to income of $24,275 for the prior period presented due to approximately $30,000 of change in fair value of derivative liability in the prior period.

Results of Operations for The Six Months Ended September 30, 2013 And 2012

The following table summarizes the results of continuing operations amounts of the Company for the periods and dates shown:

	For the Six Months Ended September 30,
	2013	2012
Combined Statement of Operations Data:
Revenue	$1,229,374	$1,882,696
Cost of revenue	1,025,155	581,342
Operating expenses	835,343	1,217,848
Operating income (loss)	(631,124)	83,506
Other income (expense)	(3,371,130)	26,200
Income (loss) from continuing operations	(4,002,254)	109,706
Net loss	$(4,004,894)	$(28,294)

Revenues decreased $653,322 or 35%, for the six months ended September 30, 2013 compared to the corresponding prior period. This decrease is based upon management’s decision to reduce its volume intake to maximize the Blue Bench Class II SWD wells longevity. The long term effect of utilizing the wells maximum capacity would create additional capital investment and maintenance costs that outweigh the benefits to short term revenue gains. The Blue Bench Class II SWD well and Cartwright Well are currently averaging over 4,000 BPD and 2,000 BPD, respectively, which is within the original forecast projected. The Company’s largest customer accounted for 36% of revenue compared to 83% for the corresponding prior period due to the start-up of the Cartwright Well. Revenue for the six months ended September 30, 2013 for this customer has also decreased by 72% compared to the corresponding prior period due to the customer now operating its own injection well. Reclaimed oil revenue is a byproduct that is dependent on the quality of the water provided and is not consistent or predictable.

Cost of revenue increased $443,813 or 76%, for the six months ended September 30, 2013 compared to the corresponding prior period. As a percentage of revenues, cost of revenue was 83% compared to 31% in the prior period. Items included within cost of revenues represent labor, depreciation and amortization, equipment rental, supplies, utilities, repair and maintenance. Principal factors contributing to the increase in cost of revenue included an increase in variable expenditures, such as materials disposal, rental equipment and repair and maintenance due to an increase in costs by our vendors. Payroll related costs are primarily fixed due to the minimal staffing required to monitor the facility and thus do not fluctuate significantly from period to period. Significant costs incurred during the six months ended September 30, 2013 were approximately $386,000 of material disposal and chemical costs for the Cartwright Well which was approximately 88% of water processing revenue generated from that well. In addition, during the six months ended September 30, 2013, there was $318,779 of depreciation and amortization included in cost of revenue compared to $105,188 during the corresponding prior period due to the addition of the Cartwright Well.

Total operating expenses decreased $382,505 or 31% for the six months ended September 30, 2013 compared to the corresponding prior period due to traveling and administrative costs related to the previously disclosed pending acquisition that was cancelled and approximately $390,000 decrease in stock based compensation due to options and shares issued for services. Operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, depreciation and amortization, legal expense, information systems expense, product marketing, and sales expense. During the six months ended September 30, 2013 and 2012, expenditures included approximately $70,000 and $460,000 for stock based compensation, $308,000 and $166,000 in professional fees, $175,000 (including $45,000 of severance) and $271,000 in salaries and wages, respectively, and general corporate expenditures for the Company for rent, utilities, etc.

Total other expense was $3,371,130 for the six months ended September 30, 2013 compared to income of $26,200 for the corresponding prior period due to the additional interest expense related to the conversion of the Horst Geicke note and Bridgewell Worldwide Limited note payable of $323,077 and $2,904,615, respectively. Other income (expense) includes interest income, interest expense, change in fair value of derivative liability, and gain on settlement of payables and accrued liabilities.

Provision for income taxes was $2,640 for the six months ended September 30, 2013 compared to a provision of $138,000 for the corresponding prior period based on estimated taxable income. The Company did not record significant tax during the three months ended September 30, 2013 as the Company does not expect a significant amount of taxable income for the year ended March 31, 2014.

Segment Results for the Six Months Ended September 30, 2013 and 2012

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

	For the Six Months Ended			For the Six Months Ended
	September 30, 2013			September 30, 2012
	ProWater	SET Corp	Total	Pro Water	SET Corp	Total
Revenues	$1,229,374	$–	$1,229,374	$1,882,696	$–	$1,882,696
Cost of revenues	1,025,155	–	1,025,155	581,342	–	581,342

Gross profit	204,219	–	204,219	1,301,354	–	1,301,354

Operating expenses:
General and administrative	242,849	592,494	835,343	252,998	964,850	1,217,848
Total operating expenses	242,849	592,494	835,343	252,998	964,850	1,217,848

Operating income (loss)	(38,630)	(592,494)	(631,124)	1,048,356	(964,850)	83,506
Other income (expense):
Interest income	77	22	99	774	580	1,354
Interest expense	(3,367,162)	(4,067)	(3,371,229)	(92,961)	(13,046)	(106,007)
Change in fair value of derivative liability	–	–	–	–	115,409	115,409
Other, net	–	–	–	(27,721)	43,165	15,444
Total other income (expense)	(3,367,085)	(4,045)	(3,371,130)	(119,908)	146,108	26,200

Income (loss) before provision for income taxes	(3,405,715)	(596,539)	(4,002,254)	928,448	(818,742)	109,706

Provision for income taxes			2,640			138,000
Net loss			$(4,004,894)			$(28,294)

Pro Water

All revenues and cost of revenues are associated with the ProWater segment. See explanation above regarding changes in revenues and cost of revenues.

Total operating expenses decreased $10,149 or 4% for the six months ended September 30, 2013 compared to the prior period presented due to the decrease in management and administrative costs of the Company as discussed above. Also as a result, as a percentage of revenue, operating expenses increased from 13% to 20%.

Total other expense increased $3,247,177 or 2,708% for the six months ended September 30, 2013 compared to the prior period due to the additional interest expense related to the conversion of the Horst Geicke note and Bridgewell Worldwide Limited note payable of $323,077 and $2,904,615, respectively

SET Corp

There is no revenue generated by this segment for any of the periods presented.

Total operating expenses for the six months ended September 30, 2013 decreased $372,356 or 39% compared to the prior period presented due to the decrease in stock compensation and decrease in salaries as a result of the resignation of Mr. and Mrs. Glaser. Operating expenses include management and administrative personnel costs (including non-cash stock-based compensation), corporate office costs, accounting fees, depreciation and amortization, legal expense, information systems expense, product marketing, sales expense, and research and development expenses. During the six months ended September 30, 2013 and 2012, expenditures included approximately $56,000 and $411,000 for stock based compensation, $270,000 and $165,000 in professional fees, $118,000 (including $45,000 in severance) and $109,000 in salaries and wages, respectively, and general corporate expenditures for SET Corp for rent, utilities, etc.

Total other expenses for the six months ended September 30, 2013 was $4,045 compared to income of $146,108 for the prior period presented due to approximately $115,000 of change in fair value of derivative liability in the prior period.

Liquidity and Capital Resources

As shown in the accompanying consolidated financial statements, during the six months ended September 30, 2013, we incurred an operating loss before income taxes of $4,002,254.  As of September 30, 2013, we had a working capital deficit of $844,677. In addition, operations are primarily concentrated with three customers, one which represented 36%, one which represented 17%, and one which represented 12% of total revenues. During the six months ended September 30, 2013, we used cash flows in operations of $2,197,137.  The net loss during the six months ended September 30, 2013 was primarily due to a 35% decrease in revenue due to a 72% decrease in sales with our majority water processing customer. During the six months ended September 30, 2013, we funded operations through cash flows generated from the ProWater segment and sales of common stock. In fiscal 2014, we intend to fund operations and pay down liabilities through cash on hand and the positive cash flow being generated by the Pro Water segment. In addition, we intend to continue to negotiate the settlement of liabilities. The Company has converted over $3,600,000 of debt into stock and its majority shareholder has committed to $2,600,000 in a stock purchase agreement of which $2,600,000 has been received and has been used to decrease ProWater Colorado payables from approximately $3,000,000 to $880,000.

If current and projected revenue growth does not meet Management estimates, the Management may choose to raise additional capital through debt and/or equity transactions, renegotiate current convertible debt obligations, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation. Currently, we cannot provide assurance that such financing will be available to us on favorable terms, or at all. If, after utilizing the existing sources of capital available to us, further capital needs are identified and if we are not successful in obtaining the financing, we may be forced to curtail our existing or planned future operations. If the Merger goes through, HJG will invest capital to fund the operations of the Company and if it does not, the Company will fund operations through the cash flow from the operations of the ProWater segment and other methods discussed above. We believe our plans will enable us to continue for a period in excess of one year from the date of the most recent balance sheet. The Company currently has $146,831 in cash on hand and is expected to fund operations for a period of at least one year with revenue generated from the ProWater segment and other methods discussed above.

Operating Activities

Cash used in operating activities was $2,197,137 and provided by operating activities was $952,366 the six months ended September 30, 2013 and 2012, respectively.  In 2013, this was the result of a net loss of $4,004,894 offset by non-cash and non-operating items (depreciation, stock-based compensation, change in fair value of warrant liability, stock issued for services, income tax provision, fair value of stock issued in excess of notes payable converted, and interest expense from the amortization of debt discounts) totaling $3,754,497 and net outflow of current assets and liabilities of $1,946,740, which was primarily due to the decrease in accounts payable.

Investing Activities

Cash used in investing activities during the six months ended September 30, 2013 and 2012 were $250,624 and $3,171,124, respectively. In 2013 and 2012, the primary investing activity was purchase of fixed assets related to the injection wells of $190,624 and $3,171,124, respectively. Also in 2013, $60,000 was used for bonds related to the injection wells.

Financing Activities

Financing cash flows during the six months ended September 30, 2013 amounted to $2,558,537 and consisted of $2,000,000 of proceeds from the stock purchase agreement with Horst Geicke, $600,000 from a convertible note with Horst Geicke which was converted as part of the preceding stock purchase agreement, and payment on notes payable of $41,463. We used the proceeds to fund operations and make improvements to the DIW and building of the Cartwright Well. In addition, payments made were in accordance with agreements in place. In the 2012 period, financing cash flows used amounted to $497,412 and consisted of proceeds from a related party note payable of $721,403, payments on a related party convertible note payable of $175,449, and payments on notes payable of $48,542.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and Principal Accounting & Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were effective as of September 30, 2013 and that they do allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

A settlement was reached regarding a Complaint filed against the Company by a previous consultant in the Orange County Superior Court. During the six month ended September 30, 2013, no additional gain or loss was recorded.

On May 16, 2013, a Complaint was filed against us by another previous related consultant in the United States District Court (Rimon Consultancy v. SET, United States District Court CV 13-00900 FMO). This is an action for Breach of Contract with a prayer for approximately $473,000.  We filed a motion to dismiss on July 5, 2013, which the court granted on August 2, 2013. The Plaintiff filed their first amended complaint on August 8, 2013.  We filed our answer to the first amended complaint and counterclaim on August 26, 2013.  Our counter-claim is based on the Plaintiff’s breach of the contract by Plaintiff’s failure and refusal to perform the contract, causing the Company damages in the amount of $4,500,000USD.  On October 10, 2013, Plaintiff filed a motion to dismiss the answer and the counterclaim. However, on October 24, 2013, the court denied the motion to dismiss without prejudice and the Plaintiff filed their answer to the counterclaim on November 8, 2013. The court has set the date of trial for September 2, 2014 however, the Company maintains that the amounts claimed by Plaintiff have passed the statute of limitations and that the Complaint is without merit. The Company will vigorously defend this action.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

This item is not applicable.

Item 5.  Other Information

On July 26, 2013, the board of directors of the Company were notified by HJG Holdings, LLC, a California limited liability company (“HJG”), a company majority owned by Horst Geicke, that HJG intended to merge the Company into HJG, utilizing a short-form merger in accordance with Section 1110 of the California Corporations Code (the “Merger”). On November 7, 2013, we filed a Form 8-K with the Securities and Exchange Commission (“SEC”) to report that on October 28, 2013 the Company and HJG entered into an agreement of merger, (“Agreement of Merger”) as attached hereto and incorporated by this reference herein as Exhibit 10.8, due to HJG’s beneficial ownership of over 90% of the issued and outstanding common stock of the Company.

On October 28, 2013, our board of directors have reviewed the terms and conditions of the Agreement of Merger via unanimous written consent, and believe them to be fair and reasonable and in the best interest of the Company, and its shareholders. The board of directors of the Company based its determination on several factors including but not limited to the overall fairness of the transaction, the specific terms of the Agreement of Merger, and a valuation analysis that was prepared by an independent appraiser as attached hereto as Exhibit 20.0. Although the valuation analysis valued the stock at $0.0519 per share, the board of directors vigorously negotiated with HJG for the $0.11 price.

Pursuant to the Agreement of Merger, HJG and the Company shall perform the Merger and cash out the remaining shareholders of the Company at $0.11 per share utilizing a payment agent. After the Merger, HJG as the surviving entity shall assume and succeed to the assets, rights, properties, privileges, powers, immunities, liabilities, and obligations of the Company pursuant to the terms and conditions of the Agreement of Merger.

Our board of directors set the record date as November 7, 2013, in order to determine the Company’s shareholders entitled to receive notice of the Merger. Such shareholders shall be sent notice of the Merger on or before November 20, 2013, which notice shall include a copy of the Agreement of Merger, a letter of transmittal from the payment agent with the payment agent’s contact information and information regarding the exchange, delivery and surrender of the shares of common stock of the Company, and information regarding dissenters rights applicable to shareholders of record pursuant to California Corporations Code section 1301(a). We anticipate that after the 20-day waiting period after the mailing of the notice to the shareholders of record, the Merger shall become effective on or after December 11, 2013 (the “Effective Date”). After such Effective Date, we shall deregister our shares of common stock with the SEC by filing a Form 15, and by taking all further actions to remove the ticker symbol from trading with the Financial Industry Regulatory Authority (“FINRA”) and the over the counter (“OTC”) markets.

The cash out of the outstanding shares of common stock of the Company as referred to pursuant to the Merger has not yet commenced, thus inclusion of this information is neither an offer to purchase nor a solicitation of an offer to sell any securities. On the Effective Date, the Company will file a Form 8-K with the SEC to report the removal of the ticker symbol and trading from FINRA and the OTC Markets.

Item 6.   Exhibits.

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:

Exhibit Number	Description of Document
3(i)	Restated Articles of Incorporation (1)
3(ii)	Amendment to Articles of Incorporation (7)
3(iii)	Amended and Restated Bylaws (1)
3(iv)	Amended and Restated Bylaws (8)
10.1	Pro Water (Utah) Acquisition Agreement and Convertible Secured Promissory Note (2)
10.2	Amendment No. 1 to Pro Water (Utah) Acquisition Agreement (3)
10.3	Technology Purchase Agreement with World Environmental Solutions Pty Ltd. (4)
10.4	Amendment to Convertible Secured Promissory Note (5)
10.5	Amendment to Technology Purchase Agreement with World Environmental Solutions Pty Ltd. (6)
10.6	Amendment No. 1 to the Asset Purchase Agreement (9)
10.7	Amended and Restated Revolving Loan Agreement (10)
10.8	Agreement of Merger (11)
20.0	Valuation by Independent Appraiser, dated October 28, 2013
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

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

(1)	Incorporated by reference from Exhibit 3(i) and Exhibit 3(ii) to the Company’s Annual Report on Form 10-K as filed with the SEC on June 29, 2012.
(2)	Incorporated by reference from Exhibit 1.01 to the Company’s Current Report on Form 8-K as filed with the SEC on July 9, 2010
(3)	Incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K as filed with the SEC on July 14, 2010.
(4)	Incorporated by reference from Exhibit 10 to the Company’s Current Report on Form 8-K as filed with the SEC on September 3, 2010.
(5)	Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on February 17, 2011.
(6)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 8, 2011.
(7)	Incorporated by reference from Exhibit 3(i) to the Company’s Current Report on Form 8-K as filed with the SEC on December 31, 2012.
(8)	Incorporated by reference from Exhibit 3(ii) to the Company’s Current Report on Form 8-K as filed with the SEC on December 31, 2012.
(9)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on November 16, 2012.
(10)	Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K as filed with the SEC on April 22, 2013.
(11)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 7, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSTAINABLE ENVIRONMENTAL TECHNOLOGIES CORPORATION

Dated: November 19, 2013	/s/ Keith Morlock
Keith Morlock
Chief Executive Officer

Dated: November 19, 2013	/s/ Allan Viernes
Allan Viernes
Chief Financial and Accounting Officer

